Form 10-K
BECKMAN INSTRUMENTS INC
filed 1994-02-09
CIK 840467

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 1993
                     Commission File Number  001-10109

                         BECKMAN INSTRUMENTS, INC.

            2500 Harbor Boulevard, Fullerton, California 92634
               (714) 871-4848 (Principal Executive Offices)

                     State of Incorporation: Delaware
             I.R.S. Employer Identification No.:  95-104-0600

Securities registered pursuant to Section 12(b) of the Act:
 Title of each class: Common Stock, $.10 par value
 Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 24, 1994: $813,141,504.

Common Stock, $.10 par value, outstanding as of January 24, 1994:
29,040,768 shares.

            Documents incorporated by reference in this report:

       Documents incorporated                Form 10-K part number
  Annual Report to stockholders for
the fiscal year ended December 31, 1993        Part I and Part II

 Proxy Statement for the 1994 Annual
Meeting of Stockholders to be held on
March 30, 1994                                     Part III

                         BECKMAN INSTRUMENTS, INC.
                                  PART I

Item 1.  Business

     Beckman Instruments, Inc. ("Beckman" or "the Company") is one of the world's leading manufacturers of instrument systems that make laboratories more efficient by simplifying and automating biologically based processes. The Company designs, manufactures, markets and services a broad range of laboratory instrument systems, reagents and related products, which customers typically use to conduct basic scientific research, new product research and development or diagnostic analysis of patient samples. In 1993 about 60 percent of total sales were for diagnostic applications, principally in hospital laboratories, while about 40 percent of sales were for life sciences applications in universities, medical schools and research institutes, or new product research and development in pharmaceutical and biotechnology companies. About half of reported sales were to customers outside the United States.

Background

     The Company was founded in 1934 by Dr. Arnold O. Beckman to manufacture analytical instruments and became a publicly traded corporation in 1952, subsequently being listed on the New York Stock Exchange in 1955. In 1968 the Company expanded its laboratory instrument focus to include health care applications in clinical diagnostics. Beckman was acquired by SmithKline Corporation to form SmithKline Beckman Corporation ("SmithKline Beckman") in 1982 and the Company was operated as a wholly owned subsidiary of SmithKline Beckman until November 4, 1988. At that time approximately 16% of Beckman's common stock was sold in a public offering and the stock was listed on the New York Stock Exchange. On July 26, 1989, SmithKline Beckman distributed the remainder of its Beckman common stock as a tax free dividend to the stockholders of SmithKline Beckman. This was part of a transaction involving the merger of SmithKline Beckman and Beecham Group p.l.c., a public limited company organized under the laws of the United Kingdom ("Beecham"). Since that time Beckman has operated as a fully independent publicly owned company.

Simplification and Automation of Laboratory Processes

     The Company's primary expertise and activity is the integration of chemical, biological, engineering and software sciences into complete systems that simplify and automate biologically focused laboratory processes and the distribution and support of those systems around the world. These laboratory processes can generally be grouped into four categories:

          Synthesis and Sample Preparation/Handling - Synthesizing compounds useful in subsequent analysis and scientific investigation or placing material into a proper container, with necessary pretreatment, dilution, measurement, weighing and identification.

          Separation - Isolating materials of interest from extraneous material or separating mixtures into individual constituents, often in preparation for subsequent processes.

          Detection, Measurement and Characterization - Determining the identity, structure, or quantity of specific analytes (compounds or molecules of interest) present in sample specimens.

          Data Processing - Acquiring, reporting, analyzing, archiving or calculating the results of laboratory analysis.

     Beckman's experience, knowledge and ability in simplifying and automating these processes for biological laboratories forms a technological continuum that extends across the Company. From this common technical base comes a range of products that are configured to meet specific needs of academic research, pharmaceutical and biotechnology companies, hospitals and reference laboratories (large central laboratories to which hospitals and physicians refer specialized tests). By serving several customer groups with differing needs related through common science, the Company has the opportunity to broadly apply its technology.

     There is a corresponding scientific and technical continuum reflected in customer laboratories. Virtually all new analytical methods and tests originate in academic research in universities and medical schools. If the utility of a new method or test is demonstrated by fundamental research, it often will then be used by pharmaceutical investigators, biotechnology companies, teaching hospitals or specialized clinical laboratories in an investigatory mode. In some cases these new techniques eventually emerge in routine, high volume clinical testing at hospitals and reference labs. Generally instruments used at each stage from research to routine clinical applications employ the same fundamental processes but may differ in operating features such as number of tests performed per hour and degree of automation.

Markets

     Beckman's products facilitate a wide range of laboratory processes in facilities concerned with cells, sub-cellular particles, biochemical compounds and analysis of patient samples. In 1993 the worldwide market for the types of products the Company provides was about $5.9 billion. Slightly over half of this market was in clinical diagnostic applications, with the remaining portion of the market in more general purpose life science applications. Other similar or related product categories not currently offered by the Company represent an additional market potential which is estimated to be approximately $10 billion. The size and growth of markets for the Company's products are influenced by technological innovation in bioanalytical practice, government funding for basic and disease related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, health care spending and physician practice.

Products

     The Company offers a wide range of instrument systems and related products, including consumables, accessories, and support services, which can be grouped into categories by type of laboratory process or application:

     Synthesis and Sample Preparation/Handling
     Separation Processes
     Detection, Measurement and Characterization
     Data Processing
     Automated General Chemistry for Clinical Diagnostics
     Special Chemistry Applications for Clinical Diagnostics




             PRODUCT SALES AS A PERCENT OF TOTAL PRODUCT SALES

                       FOR CATEGORIES REPRESENTING

                      MORE THAN 10 PERCENT OF SALES

                                           1993     1992    1991
                                           ____     ____    ____

     Separation Processes                   27       28      29

     Automated General Chemistry
       for Clinical Diagnostics             40       39      39

     Special Chemistry Applications
       for Clinical Diagnostics             20       21      20




      Synthesis and Sample Preparation/Handling

          DNA Synthesizers

     DNA synthesizers automate the process of making synthetic oligonucleotides from organic chemicals. The Beckman Oligo 1000 significantly reduces the time required for synthesis and informs the user of synthesis progress by providing reaction and reagents status throughout the process. The system's ease-of-use is enhanced by convenient chemicals packaging that minimize reagent preparation and replacement. Oligo 1000 systems sell in the $18,000 price range.

          Robotic Workstation

     The Biomek(R) automated laboratory workstations perform complex operations involving liquids, including dispensing measured samples, adding reagents, diluting, mixing and transferring small volumes between reaction vessels. The systems handle multiple samples in parallel and may be equipped with a photometer for detection purposes. Biomek systems range in price from $35,000 to over $80,000.

     Separation Processes

          Centrifuges

     Centrifuges separate liquid sample mixtures on the basis of density (weight per unit volume) differences between the mixture's components. Samples are put into tubes which are placed in rotors and spun at speeds varying from a few thousand to 120,000 revolutions per minute ("rpm"). The resulting centrifugal forces cause sample components to separate according to their density.

     Centrifuges are used for the nondestructive separation of protein and DNA fractions, cellular components and other materials of interest in modern biology and biotechnology. In addition to efficiency (low power consumption), reliability and an environmentally friendly design (e.g., without freon) on many models, Beckman centrifuges are distinguished from those of competitors by the wide variety of rotor designs available to meet the precise needs of customer applications, including the separation of blood cells from serum, an important use in clinical diagnostic laboratories.

     Beckman manufactures a broad line of centrifuges with varying speed characteristics ranging from "low speed" (few thousand rpm) to "high speed" (10,000 to 35,000 rpm) to "ultracentrifuges" (35,000 to 120,000 rpm) and sample capacities ranging from microliters (one millionth of a liter) to liters. Prices of these units vary from about $2,000 for a small low speed centrifuge to over $50,000 for an ultracentrifuge and over $100,000 for an analytical ultracentrifuge.

          High Performance Liquid Chromatographs ("HPLC")

     HPLC systems rely upon the difference in the rates of passage of the components in a chemical mixture through a tubular column filled with chemically active material. HPLC systems are powerful separation devices for biologically active compounds, since they are generally non-destructive, sensitive and capable of resolving very complex mixtures of similar compounds. The System Gold(R) HPLC manufactured by Beckman, which is designed to be particularly useful in life sciences laboratories, consists of several instrument modules that are used in various combinations, consumables, accessories and software tailored to specific applications, such as drug metabolism assays. Beckman's HPLC systems typically sell for $20,000 to $55,000.

          Protein Sequencers

     Beckman manufactures and sells protein sequencer systems and related chemicals. Protein sequencing is used to determine the primary structure, i.e., the amino acid sequence, of a protein. Protein sequencer systems sell in the range of $90,000 to $130,000.

          Electrophoresis

     Electrophoresis systems separate mixtures of proteins, DNA, and other molecules principally on the basis of differences in mass and electrical charge. The P/ACE(TM) capillary electrophoresis product line represents a powerful extension of electrophoresis technology by combining the speed of traditional electrophoresis with the discrimination powers of chromatography. The result is an automated system for high speed, high sensitivity separation of proteins, nucleic acids and other biological materials. P/ACE systems typically sell for $40,000 to $60,000.

     Detection and Measurement

          Spectrophotometer Systems

     Spectrophotometers detect and measure the presence of compounds in liquid mixtures by sensing the absorption of specific wavelengths of light as that light passes through the sample. Some Beckman spectrophotometers have the capability of measuring changes in absorption during biological reactions. These spectrophotometers, in conjunction with Beckman software, automatically control the time, temperature and wavelength of the measurement while computing and recording the results of the experiment. Depending on the specific model, accessories or software, Beckman spectrophotometers sell in the $9,000 to $25,000 range.

          Nuclear Counters

     Radioactive "labeling," which is the substitution or addition of a radioactive atom into a compound of interest, is a powerful and accepted method for tracing the path of a biochemical in a living system. A labeled compound which is fed to or injected into a test animal or plant can then be traced to specific tissue or waste product by detecting the presence of the radioactive label. Scintillation counters can be used for this purpose. Beckman scintillation counters are distinguished by sophisticated software and system features that combine accurate measurement with user convenience. They typically sell in the $15,000 to $30,000 range.

     Data Processing

     In addition to the software associated directly with Beckman's instrument systems, the Company produces computer software programs to aid in the data processing functions of analytical laboratories. These systems control laboratory instruments, direct data acquisition from the instruments, and compute, store and report the results in formats needed for internal purposes and satisfaction of regulatory requirements. Beckman's data management systems are characterized by several features, including the capability to operate on a variety of manufacturers' computers and applications flexibility which lets customers configure the system to meet their
individual needs.   These systems vary greatly in cost depending
upon the customer's requirements, but typically range from $50,000 to $250,000.

     Automated General Chemistry for Clinical Diagnostics

     Automated general chemistry systems automatically detect and quantify various chemical substances of clinical interest (analytes) in human blood, urine and other body fluids. Beckman offers several general chemistry systems with a range of capabilities to meet specific customer requirements, principally for use in medium to large hospital laboratories, but also with some application in reference laboratories.

          SYNCHRON(R) Systems

     The Company's SYNCHRON(R) line of automated general chemistry systems is a family of modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON analyzer series includes the SYNCHRON AS(R) system, originally introduced as the ASTRA(R), which is an automated "stat" (immediate test) routine multi-channel analyzer. The original system, since extended, determines the concentration of eight of the most commonly measured analytes.

     In response to changes in reimbursement policies for hospitals and clinical laboratories, which required them to be more efficient, the Company developed a newer series of instrument systems, the SYNCHRON CX(R) line. The SYNCHRON CX systems have been designed as compatible modules which may be used independently or in various combinations with each other, to meet the specific needs of individual customers. The smallest of these modules, the SYNCHRON CX3 analyzer, is an upgrade of the ASTRA analyzer offering improved software, easier operation and reduced reagent consumption.

     The SYNCHRON CX4CE, CX5CE and CX7 are enhanced models with industry leading, innovative software features. The CX(R)4CE clinical system has up to 24 customer selected "on-board" types of tests available, drawn from a menu of over 60 different types of tests. The extensive menu includes immunoproteins, therapeutic drugs and a complete listing of general chemistries. Drawing from the same menu, the CX(R)5CE has 28 "on-board" types of tests and the CX(R)7 has 32 "on-board" types of tests. These systems all enhance productivity by providing bi-directional communication with laboratory information systems. SYNCHRON systems range in price from $56,000 to over $185,000 and are sold principally based on their ability to improve laboratory efficiency.

          Other Automated Clinical Chemistry Products

     The Company has a family of electrolyte analyzers that provide automated analysis of patient electrolyte concentrations such as sodium, potassium, and chloride. These analyzers include the E4A, E2A, LABLYTE(R) and SYNCHRON EL-ISE(R) series and range in price from $6,000 to $20,000. Beckman also offers a family of low cost instruments that perform manual analyses of glucose, blood urea nitrogen and creatinine.

     Special Chemistry Applications For Clinical Diagnostics

          Immunochemistry Systems

     The Array(R) 360 Protein and Therapeutic Drug Monitoring Systems combine automated instrumentation and advanced software that significantly enhance the efficiency of protein and drug analysis. The Array provides automated random access testing which allows the operator to mix samples at random, eliminating the need to run identical analytes in batches. At the customer's option, it can incorporate a computer enhancement that allows automatic reading of bar-coded sample tubes for positive sample identification and bi-directional communication with the laboratory's information system. Array systems sell in the $45,000 to $55,000 price range.

          Electrophoresis For Clinical Diagnostics

     The Appraise(R) densitometer and the Paragon(R) Electrophoresis Systems allow the Company to offer a full range of electrophoresis products that provide specialized protein analysis for clinical laboratories. Paragon reagent kits are used in the diagnosis of diabetes, cardiac, liver and other diseases. The Appraise densitometer can be used in conjunction with Paragon kits. It ranges in price from $17,000 to $24,000.

          Other Special Chemistry Products

     The Company also produces a series of single use, self-contained diagnostic test "kits" for use in physicians' offices and group practices. For example, the Hemoccult(R) disposable fecal occult blood testing kit is used in the diagnosis of gastrointestinal disease.

Competition

     The markets for the Company's products are highly competitive, with hundreds of companies participating in one or more portions of the market. There are a number of competitors which sell both life sciences and diagnostic products, including the Hitachi Ltd./ Boehringer Mannheim GmbH collaboration, E.I. du Pont de Nemours & Co. Inc., Bio-Rad Laboratories, Inc. and LKB Pharmacia AB. Additional competitors focused more directly on life sciences include Hewlett-Packard Co., Millipore Corporation, and The Perkin-Elmer Corporation. Additional competitors in the clinical laboratory market include Abbott Laboratories, Eastman Kodak Company, Hoechst Corporation (Behring Diagnostics Division), and Bayer Diagnostics. Competitors include divisions or subsidiaries of corporations with substantial resources. In addition the Company competes with several companies that sell reagents for laboratory instruments that are manufactured by Beckman and others.

     The Company competes primarily on the basis of improved laboratory productivity, product quality and technology, service and price. Discounting is used as a competitive tool when necessary. Management believes that its extensive installed instrument base provides the Company with a competitive advantage in obtaining both instrument and after-market follow-on business.

Research, Development and Engineering

     The Company's new products originate from four sources: internal research, development and engineering ("RD&E") programs; external collaborative efforts with individuals in academic institutions and technology companies; devices or techniques that are generated in customers' laboratories; and business acquisitions. The Company's RD&E teams are skilled in optics, chemistry, electronics, mechanical and other engineering disciplines and software, in addition to a broad range of biological and chemical sciences. Research studies are usually conducted in conjunction with individuals in academic institutions or other outside scientists. Development programs focus on production of new generations of existing product lines, such as the SYNCHRON(R) analyzers, as well as new product categories not currently offered by the Company. Other areas of pursuit include innovative approaches to immunochemistry, molecular biology and advanced electrophoresis technologies, such as capillary electrophoresis.

     The Company's RD&E expenditures for fiscal years 1993, 1992, and 1991 were $93.3 million, $85.9 million and $82.2 million, respectively. Management intends to maintain the present level of the Company's investment in RD&E spending.

Sales and Service

     The Company has sales in over 120 countries and maintains its own marketing, service and sales forces throughout the world. While nearly all of the Company's products are distributed by Beckman sales groups throughout the world, the Company employs independent distributors to serve those markets that are more efficiently reached through such channels. Beckman's sales force is technically educated and trained in the operation and application of the Company's products. The sales force is supported by a staff of scientists and technical specialists in each product line and in each major scientific discipline served by the Company's products. In addition to direct sales of its instruments, the Company leases certain instruments, principally those sold for clinical diagnostic applications in hospitals.

     Beckman provides accessory products, consumables and service for its instruments worldwide. Service offices and inventory depots are associated with sales offices, subsidiaries and dealer locations. The Company considers its reputation for service responsiveness and competence to be an important competitive asset.

Patents and Trademarks

     To complement and protect the innovations created by the Company's RD&E efforts, the Company has an active patent protection program which includes nearly 600 active U.S. patents and patent applications. The Company also files important corresponding applications in principal foreign countries. The Company has taken an aggressive posture in protecting its patent rights; however, no one patent is considered essential to the success of the business.

     The Company's primary trademark is "Beckman", with the trade name also being Beckman or Beckman Instruments, Inc. The Company vigorously protects its primary trademark, which is used on the Company's products and is recognized throughout the worldwide scientific and diagnostic community. The Company owns and uses secondary trademarks on various products, but none of these secondary trademarks is considered of primary importance to the business.

Government Regulations

     Certain of the Company's products are subject to regulations of the U.S. Food and Drug Administration (the "FDA") which require such products to be manufactured in accordance with "good manufacturing practices". Such laws and regulations also require that such products be safe and effective and that the labeling of those products conform with specific requirements. Testing is conducted to demonstrate performance claims and to provide other necessary assurances. Clinical systems and reagents must be reviewed by the FDA before sale and, in some instances, are subject to product standards, other special controls or a formal FDA premarket approval process. Implementation in 1994 of federal regulations under the Clinical Laboratory Improvement Amendments of 1988 will require FDA review and approval of quality assurance protocols for the Company's clinical reagent products. While adding to the overall regulatory review process, this is not expected to materially affect the sale of the Company's products. Certain of the Company's products are subject to comparable regulations in foreign countries.

     In January 1993 the European Community (EC) countries began implementation of their plan for a new unified EC market with reduced trade barriers and harmonized regulations. The EC adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). The Company's manufacturing operations in its Brea, Carlsbad, Fullerton, Palo Alto, Paso Robles and Porterville, California; Allendale, New Jersey; Sharon Hill, Pennsylvania; Naguabo, Puerto Rico and Galway, Ireland facilities have been certified as complying with the requirements of ISO 9000. Many of the Company's international sales subsidiaries have also been certified, including those located in Australia, Canada, France, Germany, Italy, The Netherlands, South Africa, Spain, Sweden, Switzerland and the United Kingdom.

     The design of the Company's products and the potential market for their use may be directly or indirectly affected by U.S. and foreign regulations concerning reimbursement for clinical testing services. The configuration of new products, such as the SYNCHRON(R) series of clinical analyzers, reflects the Company's response to the changes in hospital capital spending patterns such as those engendered by the Medicare Diagnostic Related Groups ("DRGs"). Under the DRG system, a hospital is reimbursed a fixed sum for the services rendered in treating a patient, regardless of the actual cost of the services provided.

     Prior to the U.S. Government fiscal year which began October 1, 1991, inpatient capital costs incurred by a hospital were an exception to the DRG system and were reimbursed, to the extent of Medicare utilization, through a supplement to the DRG payment known as "capital cost pass-through." Effective October 1, 1991, the capital cost payment provisions of the Medicare Prospective Payment System were changed to provide for the transition from a "pass-through" payment methodology to a "prospective DRG based capital payment" methodology for all inpatient capital related costs incurred by a hospital.

     Under this new payment methodology, "low capital costs" hospitals are expected to receive greater capital payments from Medicare than they would have had they remained under the prior capital payment system. "High capital costs" hospitals are paid under a "hold harmless" payment methodology which assures the hospital of certain minimum payment levels for historical capital costs and new capital costs during the ten year transition period to a "fully prospective" payment system for inpatient capital costs.

     To date, the Company has not experienced, and does not expect to experience in the future, any material financial impact from the change in Medicare's payment for inpatient capital costs.

     The current health care reform efforts in the United States and in some foreign countries are expected to further alter the methods and financial aspects of doing business in the health care field. The Company is closely following these developments so that it may position itself to take advantage of them. However, the Company cannot predict the effect on its business of these reforms should they occur nor of any other future government regulation.

Environmental Matters

     The Company is subject to federal, state, local and foreign environmental laws and regulations. The Company believes that its operations comply in all material respects with applicable federal,
state, and local environmental laws and regulations.   Although the
Company continues to make expenditures for environmental protection, it does not anticipate any significant expenditures in order to comply with such laws and regulations which would have a material impact on the Company's operations or financial position.

     In 1983 the Company discovered organic chemicals in the groundwater near a waste storage pond at a Company facility in Porterville, California. SmithKline Beckman, the Company's former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred by the Company in excess of applicable insurance, eliminating any impact on the Company's earnings or financial position. SmithKline Beecham Corporation, the surviving entity of the 1989 merger between SmithKline Beckman and Beecham, assumed the obligations of SmithKline Beckman in this respect.

     In 1984 the Company sold approximately 40 acres of land in Irvine, California to The Prudential Insurance Company of America ("Prudential"). In 1988 the Company was sued by Prudential in U.S. District Court in California for recovery of costs and other alleged damages with respect to soil and groundwater contamination allegedly caused by operations on the property. In 1990 the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Prudential has since sold the property to Mola Development Corporation which subsequently sold a portion of the property to F.C. Irvine, Inc., each local property developers. This has resulted in additional litigation against the Company and Prudential. See "Legal Proceedings" herein.

     Investigations conducted on the property have determined that soil and groundwater remediation is required and such remediation is underway. During 1993 the Company made substantial progress in remediating the soil, although there remain some areas of soil contamination that may require further remediation. The Company also operated a groundwater treatment system throughout most of 1993 and in the fourth quarter expanded the capacity of the system. The expanded system is believed to be adequate to remediate the groundwater based upon information available in 1993. In addition a series of test wells were drilled on the property which provided additional information concerning the area of groundwater contamination. The Company believes that it has established adequate reserves for remediation of any remaining soil contamination, operation and maintenance of the expanded treatment system and any necessary additional groundwater investigations.

     Investigations on the property are continuing and there can be no assurance that further investigation will not reveal additional contamination or result in additional costs. The Company believes that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations will not have a material adverse effect on the Company's operations or financial position.

Employee Relations

     The Company and its subsidiaries presently employ approximately 6,600 persons throughout the world, including approximately 4,600 in the United States. The Company considers that its relations with its employees are generally good.

Geographic Area Information

     Information with respect to the above-captioned item is incorporated by reference to Note 11 Business Segment Information of the Company's Annual Report to stockholders for the year ended
December 31, 1993.

Item 2. Properties

     The Company's primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California. Central manufacturing support facilities for parts and electronic subassemblies are located in Porterville and Paso Robles, California. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Carlsbad, California, Naguabo, Puerto Rico, and Galway, Ireland. The Company's computer software products business is located in Allendale, New Jersey. The Company's facility for the production of Hemoccult(R) test kits and related products is located in Sharon Hill, Pennsylvania.

     All U.S. manufacturing facilities, including land and buildings, are owned by the Company with the exception of Allendale and Sharon Hill which are leased facilities, and Palo Alto, where the Company has built and owns its buildings on a long-term land lease expiring in 2054. All manufacturing facilities outside the U.S. are leased. The central production facilities for the Company also include plastics fabrication and machine shop capabilities in Fullerton to serve the entire Company. This facility, in conjunction with electronic subassembly work done in Porterville and Paso Robles, supplies the primary parts and subassemblies for the instrument systems to the various instrument assembly locations in California. The Company's principal U.S. distribution locations are in Brea and Fullerton, California and Somerset, New Jersey. In addition, the Company plans to establish a European administration center at a facility in Nyon, Switzerland during the first quarter of 1994.

     The Company believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

Item 3. Legal Proceedings

     As previously reported, in 1991 Forest City Properties Corporation and F.C. Irvine, Inc. (collectively, "Forest City"), current owners and developers of a portion of the same real property in Irvine referred to under the caption "Environmental Matters" herein, filed suit against Prudential in the California Superior Court for the County of Los Angeles, alleging breach of contract and damages caused by the pollution of the property. Forest City seeks damages of more than $20 million and additional remediation of the property. Although the Company is not a named defendant in the Forest City action, it may be obligated to contribute to any resolution of that action pursuant to the Company's 1990 settlement agreement with Prudential. See "Environmental Matters" herein. The Company has established a reserve for the resolution of this lawsuit and believes that any additional liability beyond that provided for will not have a material adverse effect on the Company's operations or financial position.

     As previously reported, in July 1993 a toxic tort action was filed in Maricopa County Superior Court, Arizona against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, the Cities of Phoenix and Scottsdale, and others. Please see the Company's report to the Securities and Exchange Commission on form 10-Q for the quarter ended September 30, 1993 for details. This lawsuit was served on the Company in December 1993 and the Company has undertaken its legal defense of the action. The Company is indemnified by SmithKline Beecham Corporation, the successor of its former controlling stockholder, for any costs incurred in this matter in excess of applicable insurance, and thus the outcome of this litigation, even if unfavorable to the Company, should have no effect on the Company's earnings or financial position.

     In addition, the Company and its subsidiaries are involved in a number of lawsuits which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any such lawsuits will have a material adverse effect on the operations or financial position of the Company. See also "Environmental Matters" herein.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

     The following is a list of the executive officers of the Company as of February 7, 1994, showing their ages, present positions and offices with the Company and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

Louis T. Rosso, 60, Chairman of     Mr. Rosso was named Chairman of
the Board and Chief Executive       the Board of the Company in
Officer                             1989, was named Chief Executive
                                    Officer in 1988 and was its
                                    President from 1982 until 1993.
                                    He also served as a Vice
                                    President of SmithKline Beckman
                                    from 1982 to 1989.  Mr. Rosso
                                    first joined the Company in
                                    1959 and was named Corporate
                                    Vice President in 1974.  He is
                                    a director of Allergan, Inc.
                                    and of the Beckman Laser
                                    Institute and Medical Clinic.
                                    He is on the Board of Trustees
                                    of St. Jude Medical Center in
                                    Fullerton, California and
                                    Harvey Mudd College and is a
                                    member of the Board of Visitors
                                    of the Graduate School of
                                    Management of the University of
                                    California Irvine.  Mr. Rosso
                                    has been a director of the
                                    Company since 1988.


John P. Wareham, 52, Director,      Mr. Wareham was named President
President, and Chief Operating      and Chief Operating Officer of
Officer                             the Company effective October
                                    15, 1993.   On December 1, 1993
                                    he was elected to the Board of
                                    Directors.  Mr. Wareham joined
                                    the Company in 1984 as Vice
                                    President, Diagnostic Systems
                                    Group and served in that
                                    capacity until his appointment
                                    as President.  Prior thereto he
                                    had been President of Norden
                                    Laboratories, Inc., a wholly
                                    owned subsidiary of SmithKline
                                    Beckman engaged in developing,
                                    manufacturing and marketing
                                    veterinary products. Mr.
                                    Wareham first joined SmithKline
                                    Beckman in 1968.  He is a
                                    director of the Little Rapids
                                    Corporation and The John Henry
                                    Foundation.

Michael T. O'Neill, 53, Senior      Mr. O'Neill was named Senior
Vice President, Commercial          Vice President, Commercial
Operations                          Operations of the Company
                                    effective October 15, 1993.  He
                                    had been Vice President,
                                    Bioanalytical Systems Group
                                    since 1989.  Prior thereto he
                                    had been Vice President,
                                    International Operations for
                                    the Bioanalytical systems Group
                                    since 1985.  Mr. O'Neill first
                                    joined the Company in 1973.


Dennis K. Wilson, 58, Vice          Mr. Wilson was named Vice
President, Finance and Chief        President, Finance and Chief
Financial Officer                   Financial Officer of the
                                    Company effective December 24,
                                    1993.  He was  Vice President,
                                    Treasurer of the Company from
                                    1989 until his current
                                    appointment.  Prior thereto he
                                    had been Vice President,
                                    Corporate Accounting and
                                    Assistant Controller of
                                    SmithKline Beckman since 1984.
                                    Mr. Wilson first joined the
                                    Company in 1969.


James T. Glover, 43, Vice           Mr. Glover was appointed to his
President and Controller            present position as Vice
                                    President and Controller of the
                                    Company in May  1993.  From
                                    1989 until assuming his current
                                    position, he was Vice
                                    President, Controller -
                                    Diagnostic Systems Group.  Mr.
                                    Glover joined the Company in
                                    1983 and prior to that held
                                    management positions with KPMG
                                    Peat Marwick and R.J. Reynolds,
                                    Inc.

William H. May, 51, Vice            Mr. May has been General
President, General Counsel and      Counsel and Secretary of the
Secretary                           Company since 1984 and has been
                                    Vice President, General Counsel
                                    and Secretary of the Company
                                    since 1985.  Mr. May first
                                    joined the Company in 1976.


Richard K. Sears, 61, Vice          Mr. Sears has been Vice
President, Human Resources          President, Human Resources of
                                    the Company since 1991.  Prior
                                    thereto he had been President
                                    of Haiku/Hawaii, a building
                                    material and development
                                    company, from 1989 to 1990.
                                    Before that he was Vice
                                    President - Corporate
                                    Administration of the Irvine
                                    Company of Newport Beach,
                                    California, a major California
                                    real estate developer, from
                                    1984 to 1987, and served as the
                                    principal of his own consulting
                                    practice in the field of
                                    planning and general management
                                    from 1987 to 1989.  Mr. Sears
                                    originally joined the Company
                                    in 1955 when he served in a
                                    number of administrative and
                                    management positions for a
                                    period of 14 years.

Bruce A. Tatarian, 45, Vice         Mr. Tatarian was named Vice
President, Bioresearch              President Bioresearch
Commercial Operations               Commercial Operations
International                       International of the Company
                                    effective January 1, 1994.  He
                                    was Vice President, Marketing
                                    Operations for the
                                    Bioanalytical Systems Group
                                    from 1991 until his current
                                    appointment.  Prior thereto he
                                    had been Vice President -
                                    Manager, Analytical Business
                                    Unit from 1990 to 1991.  He
                                    rejoined the Company in 1989 as
                                    Director of Product Planning
                                    and Technical Assessment of the
                                    Bioanalytical Systems Group.
                                    Mr. Tatarian originally joined
                                    the Company in 1973 when he
                                    served in a number of marketing
                                    positions for a period of ten
                                    years.

Arthur A. Torrellas, 63, Vice       Mr. Torrellas was named Vice
President, Diagnostic               President, Diagnostic
Commercial Operations               Commercial Operations of the
                                    Company effective January 1,
                                    1994.  He had been Vice
                                    President, International
                                    Operations for the Diagnostic
                                    Systems Group since 1985.  Mr.
                                    Torrellas first joined the
                                    Company in 1977.


Albert R. Ziegler, 55, Vice         Mr. Ziegler was named Vice
President, Diagnostics              President, Diagnostics
Development Center                  Development Center of the
                                    Company effective January 1,
                                    1994.  He joined the Company in
                                    1986 as Vice President, North
                                    America Operations for the
                                    Diagnostic Systems Group.
                                    Prior thereto he had been
                                    President of Branson
                                    Ultrasonics Corporation, a
                                    manufacturer of industrial
                                    ultrasound instruments and a
                                    subsidiary of SmithKline
                                    Beckman until the divestiture
                                    of SmithKline Beckman's
                                    industrial instruments
                                    businesses in 1984.  Mr.
                                    Ziegler first joined SmithKline
                                    Beckman in 1971.


Paul Glyer, 37, Treasurer           Mr. Glyer was named Treasurer
                                    of the Company effective
                                    December 24, 1993.  He served
                                    as Assistant Treasurer since
                                    1989 when he first joined the
                                    Company.


George Kilmain, 60, Director,       Mr. Kilmain was Vice President,
Vice President, Finance and         Finance and Chief Financial
Chief Financial Officer             Officer of the Company from
                                    1984 until December 1993 when
                                    he retired.  Mr. Kilmain was
                                    also a director of the Company
                                    from 1988 until he resigned
                                    effective December 1, 1993.  He
                                    first joined the Company in
                                    1961.


Roger G. Novesky, 55, Vice          Mr. Novesky was Vice President
President, Spinco Business Unit     and general manager of the
                                    Spinco Business Unit of the
                                    Company from 1985 until
                                    December 1993 when he elected
                                    early retirement which will be
                                    effective as of the end of
                                    February, 1994.  Mr. Novesky
                                    first joined the Company in
                                    1963.

PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     Information with respect to the above-captioned item is incorporated herein by reference to the sections entitled "Stock Exchanges and Prices" and "Dividends" of the Company's Annual Report to stockholders for the year ended December 31, 1993. During 1992 the Company paid a quarterly dividend of $.07 per share of common stock for the first and second quarters and $.08 per share for the third and fourth quarters, for a total of $.30 per share for the year. During 1993 the Company paid four consecutive quarterly dividends of $.09 per share of common stock, for a total of $.36 per share for the year. Information with respect to dividend restrictions is incorporated by reference to Note 5 Debt of the Company's Annual Report to stockholders for the year ended December 31, 1993. In addition, as of January 24, 1994, there were approximately 10,855 holders of record of the Company's common stock.

Item 6.   Selected Financial Data

     Information with respect to the above-captioned item is incorporated herein by reference to the section entitled "Five-Year Financial and Statistical Data" of the Company's Annual Report to stockholders for the year ended December 31, 1993.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Information with respect to the above-captioned item is incorporated herein by reference to the section entitled "FINANCIAL REVIEW" of the Company's Annual Report to stockholders for the year ended December 31, 1993.

Item 8.   Financial Statements and Supplementary Data

     Information with respect to the above-captioned item is incorporated herein by reference to the consolidated financial statements, including all the notes thereto, and the sections entitled "Report by Management," "Independent Auditors' Report," and "Quarterly Data (Unaudited)" of the Company's Annual Report to stockholders for the year ended December 31, 1993.

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

     None.



PART III

Item 10.  Directors and Executive Officers of the Registrant

     Directors - The information with respect to directors required by this Item is incorporated herein by reference to those parts of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held March 30, 1994 entitled "ELECTION OF DIRECTORS" and "Board of Directors Information."

     Executive Officers - The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11.  Executive Compensation

     The information with respect to executive compensation required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held March 30, 1994 entitled "EXECUTIVE COMPENSATION."

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information with respect to security ownership required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held March 30, 1994 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.  Certain Relationships and Related Transactions

     The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held March 30, 1994 entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS."


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

     (a)(1), (a)(2) Financial Statements and Financial Statement
               Schedules

     The financial statements and financial statement schedules filed as part of the report are listed or incorporated by reference in the "Index of Financial Statements and Schedules" following this
Part IV.

     (a)(3) Exhibits

               Management contracts and compensatory plans or arrangements are identified by *.

          3.1 Third Restated Certificate of Incorporation of the Company, June 5, 1992 (incorporated by reference to
               Exhibit 3.1 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

          3.2 Amended and Restated By-Laws of the Company, as of January 27, 1993.

          4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No.1 to the Company's Form S-1 registration statement, File No. 33-24572).

          4.2 Rights Agreement between the Company and Morgan Shareholder Services Trust Company, as Rights Agent, dated as of March 28, 1989 (incorporated by reference to Exhibit 4 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1989, File No. 1-10109).

          4.3 First amendment to the Rights Agreement dated as of March 28, 1989 between the Company and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, dated as of June 24, 1992 (incorporated by reference to Exhibit 1 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1992, File No. 001-10109).

          10.1 Cross-Indemnification Agreement between the Company and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.1 of Amendment No.1 to the Company's Form S-1 registration statement, File No. 33-24572).

          10.2 Tax Sharing Agreement between the Company and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company's Form S-1 registration statement, File No. 33-24572).

     * 10.3 SmithKline Beckman Corporation Supplemental Benefits Plan (incorporated by reference to Exhibit 10(d) of SmithKline Beckman Corporation's Annual Report to the Securities and Exchange Commission on form 10-K for the fiscal year ended December 31, 1987, File No. 1-4077).

     * 10.4 Beckman Instruments, Inc. Supplemental Pension Plan, adopted by the Company October 24, 1990
               (incorporated by reference to Exhibit 10.4 of the Company's Annual Report to the Securities and
               Exchange Commission on Form 10-K for the fiscal year ended December, 31 1990, File No. 001-10109).

     * 10.5 The Company's Incentive Compensation Plan, as amended by the Company's Board of Directors on October 26, 1988 and as amended and restated by the Company's Board of Directors on March 28, 1989 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1989, File No. 001-10109).

          10.6 Distribution Agreement, dated as of April 11, 1989, among SmithKline Beckman Corporation the Company and Allergan, Inc. (incorporated by reference to Exhibit 3 to SmithKline Beckman Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).

          10.7 Tax Agreement, dated as of April 11, 1989, between SmithKline Beckman Corporation and the Company (incorporated by reference to Exhibit 4 to SmithKline Beckman Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).

          10.8 Amendment to the Distribution Agreement effective as of June 1, 1989 between SmithKline Beckman
               Corporation, the Company and Allergan, Inc.
               (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Company's Form S-1 registration statement, File No. 33-28853).

     * 10.9 The Company's Executive Bonus Plan, adopted by the Company in 1992 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

     * 10.10 Form of Change in Control Agreement, dated as of May 1, 1989, between the Company, each of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.34 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).

     * 10.11 Form of Restricted Stock Agreement, dated as of September 16, 1991, between the Company, each of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.19 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1991, File No. 001-10109).

        10.12 Revolving Credit Agreement, dated as of July 2, 1992, among the Company, the lenders named therein and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit 10.16 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

        10.13 First Amendment to Revolving Credit Agreement, dated as of December 31, 1993, among the Company, the lenders named therein and Citicorp USA, Inc. as Agent.

        10.14 Note Agreement, dated as of February 5, 1993, among the Company, Nationwide Life Insurance Company and three other insurance companies named therein (incorporated by reference to Exhibit 10.17 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

     *   10.15 The Company's Executive Bonus Plan, adopted by the
               Company in 1993.

     * 10.16 The Company's Stock Option Plan for Non-Employee Directors, as restated with amendments of January 29, 1992, amendments approved by stockholders May 6, 1992 (incorporated by reference to Exhibit 10.19 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

     * 10.17 The Company's Incentive Compensation Plan of 1990, as restated with amendments of January 29, 1992, amendments approved by stockholders May 6, 1992 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

         10.18 Line of Credit Promissory Note in favor of Mellon
               Bank, N.A., dated as of October 6, 1993
               (incorporated by reference to Exhibit 10.21 of the Company's Annual Report to the Securities and
               Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

         10.19 Trust Agreement between the Company and Mellon Bank, N.A. as Trustee, for the benefit of Participating Employees, dated as of January 31, 1993 (incorporated by reference to Exhibit 10.22 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

     *   10.20 Form of Legended Stock Agreement and Election For
               Deferral of a Portion of the FY 93 Executive Bonus
               Plan, between the Company and some of its Executive Officers and other key employees.

         10.21 Loan Agreement (Multiple Advance), dated September 30, 1993, between Beckman Instruments (Japan) Limited and the Industrial Bank of Japan, Limited (English translation, including certification as to accuracy; original document executed in Japanese).

         10.22 Term Loan Agreement, dated as of September 30, 1993, between Beckman Instruments (Japan) Limited and
               Citibank, N.A., Tokyo Branch.

         10.23 Term Loan Agreement, dated as of December 9, 1993, between Beckman Instruments (Japan) Limited and The Dai-Ichi Kangyo Bank Limited (English translation, including certification as to accuracy; original document executed in Japanese).

     * 10.24 Agreement Regarding Retirement Benefits of Arthur A. Torrellas, dated December 20, 1993, between the
               Company and Arthur A. Torrellas.

          11. Statement regarding computation of per share earnings: This information is incorporated by reference to Note 1 Summary of Significant Accounting Policies of the Company's Annual Report to stockholders for the year ended December 31, 1993.

          13.  FINANCIAL REVIEW section of the Company's Annual
               Report to stockholders for the year ended December
               31, 1993.

          22.  List of principal subsidiaries of the Company.

          24.  Consent of KPMG Peat Marwick, February 8, 1994.

     (b)  Reports on Form 8-K During Fourth Quarter ended December
          31, 1993.

     No Reports on Form 8-K were filed during the quarter ended
     December 31, 1993.

KPMG Peat Marwick
Certified Public Accountants
Orange County Office
Center Tower
650 Town Center Drive
Costa Mesa, CA  92626



The Stockholders and Board of Directors
Beckman Instruments, Inc.:

Under the date of January 20, 1994 we reported on the consolidated balance sheets of Beckman Instruments, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related supplementary financial schedules as listed in the accompanying index. These supplementary financial schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplementary financial schedules based on our audits.

In our opinion, such supplementary financial schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 and Note 7 to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits other Than Pensions, in 1993.



KPMG PEAT MARWICK


Orange County, California
January 20, 1994

                         Beckman Instruments, Inc.

                                 INDEX TO
                    FINANCIAL STATEMENTS AND SCHEDULES


The consolidated financial statements of the Company and the related report of KPMG Peat Marwick dated January 20, 1994 are incorporated by reference to the section entitled "FINANCIAL REVIEW" of the Company's Annual Report to stockholders for the year ended December 31, 1993.

The supplemental financial schedules for each of the years in the three-year period ended December 31, 1993 that follow this index should be read in conjunction with the financial statements in the Company's 1993 Annual Report to stockholders. Schedules not included in this additional financial data have been omitted because they are not applicable or the required information is presented in the consolidated financial statements or in the notes to the consolidated financial statements.


                     SUPPLEMENTARY FINANCIAL SCHEDULES


                 V  Property, plant and equipment

                VI Accumulated depreciation of property, plant and equipment

              VIII  Allowance for doubtful accounts

                IX  Short-term borrowings

                 X  Supplementary income statement information

                            Beckman Instruments, Inc.

                                    SCHEDULE V

                          PROPERTY, PLANT AND EQUIPMENT

               For the years ended December 31, 1993, 1992 and 1991
                              (Dollars in millions)


                     Balance at                            Other      Balance
                     Beginning   Additions                Changes      at End
Classification       of Period    at Cost   Retirements  Add(Deduct) of Period

December 31, 1993
  Land                $ 11.9      $ 0.1        $ 1.7       $    -     $ 10.3

  Buildings            134.6        5.5          4.0         (1.4) (a) 133.1
                                                             (1.6) (b)
  Machinery & Equip.   351.9       87.2         42.6        (14.5) (a) 380.7
                                                             (1.3) (b)
                      ______      _____        _____       _______    ______

                      $498.4      $92.8        $48.3       $(18.8)    $524.1


December 31, 1992
  Land                $ 12.0      $   -        $ 0.1       $    -     $ 11.9

  Buildings            130.0        6.8          1.2         (0.4) (a) 134.6
                                                             (0.6) (b)
  Machinery & Equip.   315.0       84.6         38.1         (9.2) (a) 351.9
                                                             (0.4) (b)
                      ______      _____        _____       _______    ______

                      $457.0      $91.4        $39.4       $(10.6)    $498.4


December 31, 1991
  Land                $ 12.0      $   -        $   -       $    -     $ 12.0

  Buildings            129.3        6.1          0.9         (1.1) (a) 130.0
                                                             (3.4) (b)
  Machinery & Equip.   289.2       63.6         41.3         (6.1) (a) 315.0
                                                              9.6  (b)
                      ______      _____        _____       _______    ______

                      $430.5      $69.7        $42.2       $ (1.0)    $457.0


(a)  Adjustments from translating at current exchange rates.
(b)  Transfers to/from other accounts.

                            Beckman Instruments, Inc.

                                   SCHEDULE VI

            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT

               For the years ended December 31, 1993, 1992 and 1991
                              (Dollars in millions)



                     Balance at                            Other      Balance
                     Beginning   Additions                Changes      at End
Classification       of Period    at Cost   Retirements  Add(Deduct) of Period

December 31, 1993
  Buildings           $ 58.1      $ 5.7        $ 2.3        $(0.7) (b)$ 60.8

  Machinery & Equip.   227.3       56.6         28.5         (8.1) (b) 246.5
                                                             (0.8) (c)
                      ______      _____        _____       _______    ______

                      $285.4      $62.3        $30.8        $(9.6)    $307.3


December 31, 1992
  Buildings           $ 53.6      $ 5.8        $ 1.1        $(0.2) (b)$ 58.1

  Machinery & Equip.   200.4       58.1         24.7         (5.3) (b) 227.3
                                                             (1.2) (c)
                      ______      _____        _____       _______    ______

                      $254.0      $63.9        $25.8        $(6.7)    $285.4


December 31, 1991
  Buildings           $ 49.8      $ 6.5        $ 0.7        $(0.5) (b)$ 53.6
                                                             (1.5) (c)
  Machinery & Equip.   177.6       49.0         30.8         (3.1) (b) 200.4
                                                             (1.2) (c)
                      ______      _____        _____       _______    ______

                      $227.4      $55.5        $31.5        $ 2.6     $254.0


(a) Buildings are depreciated over 15 to 40 years, except for leasehold improvements which are depreciated over the life of the lease. Machinery and equipment are depreciated over 3 to 10 years.
(b)  Adjustments from translating at current exchange rates.
(c)  Transfers to/from other accounts.

                            Beckman Instruments, Inc.

                                  SCHEDULE VIII

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

               For the years ended December 31, 1993, 1992 and 1991
                              (Dollars in millions)


                                      Additions
                        Balance at    Charged to                    Balance
                        Beginning      Cost and                     at End
Description             of Period      Expenses     Deductions     of Period

December 31, 1993        $12.1           $2.4    (a)    $2.0   (b)   $11.9
                                                         0.6   (d)
                         _____          _____          _____         _____



December 31, 1992        $12.1           $1.6    (a)    $1.5   (b)   $12.1
                                          0.4    (c)     0.5   (d)
                         _____          _____          _____         _____



December 31, 1991        $10.9           $1.2    (a)    $0.4   (b)   $12.1
                                          0.7    (c)     0.3   (d)
                         _____          _____          _____         _____


(a)  Provision charged to earnings.
(b)  Accounts written off.
(c)  Collection of accounts previously written off.
(d)  Adjustments from translating at current exchange rates.

                             Beckman Instruments, Inc.

                                   SCHEDULE IX

                              SHORT-TERM BORROWINGS
               For the years ended December 31, 1993, 1992 and 1991
                              (Dollars in millions)


Category                                 Maximum     Average    Weighted
   of                        Weighted     Amount     Amount      Average
Aggregate           Balance  Average   Outstanding Outstanding  Interest Rate
Short-Term          at End   Interest    During      During       During
Borrowings         of Period   Rate    the Period  the Period   the Period

December 31, 1993

  Bank Loans          $29.4    6.71%      $78.7       $46.1        7.94%
  Current portion of
   Long-term Debt       2.3
                      _____
  TOTAL               $31.7

December 31, 1992

  Bank Loans          $41.9   10.55%      $55.3       $40.5       11.32%
  Current portion of
   Long-term Debt       2.5
                      _____
  TOTAL               $44.4

December 31, 1991

  Bank Loans          $28.0   10.42%      $61.8       $42.8       13.11%
  Current portion of
   Long-term Debt       2.5
                      _____
  TOTAL               $30.5


General terms of short-term borrowings are incorporated by reference to Note 5 Debt of the Company's Annual Report to Stockholders for the year ended December 31, 1993.

The average amounts outstanding during the period were computed using month-end balances.

The weighted average interest rates during the period were computed by dividing the associated interest expense for the period by the average amounts of short-term borrowing outstanding during the period.

                            Beckman Instruments, Inc.

                                    SCHEDULE X

                    SUPPLEMENTARY INCOME STATEMENT INFORMATION

               For the years ended December 31, 1993, 1992 and 1991
                              (Dollars in millions)


The following amounts have been charged to earnings:

Item Description                   1993         1992        1991

Maintenance and repairs           $ 7.7        $ 9.0       $ 8.8
Depreciation and amortization
 of intangible assets (1)
Taxes, other than payroll and
 income taxes                     $10.2        $ 9.6       $ 9.0
Royalties (1)
Advertising costs                 $15.2        $20.0       $17.6



(1)  Amount does not meet 1% of total sales and revenues.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   BECKMAN INSTRUMENTS, INC.


Date:  January 28, 1994            By LOUIS T. ROSSO
                                      Louis T. Rosso
                                      Chairman of the Board and
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                   Title                    Date
  _________                   _____                    ____

                         Chairman of the Board
                          and Chief Executive
                          Officer (Principal
LOUIS T. ROSSO            Executive Officer)       January 28, 1994
Louis T. Rosso

                               President,
                         Chief Operating Officer
JOHN P. WAREHAM               and Director         January 27, 1994
John P. Wareham

                         Vice President, Finance
                       and Chief Financial Officer
                          (Principal Financial
DENNIS K. WILSON        and Accounting Officer)    January 27, 1994
Dennis K. Wilson

                         Vice President and
JAMES T. GLOVER               Controller           January 27, 1994
James T. Glover


EARNEST H. CLARK, JR.          Director            January 26, 1994
Earnest H. Clark, Jr.

  Signature                   Title                    Date
  _________                   _____                    ____



CAROLYNE K. DAVIS, PH.D.      Director             January 26, 1994
Carolyne K. Davis, Ph.D.


DENNIS C. FILL                Director             January 26, 1994
Dennis C. Fill


GAVIN S. HERBERT              Director             January 31, 1994
Gavin S. Herbert


WILLIAM N. KELLEY, M.D.       Director             January 26, 1994
William N. Kelley, M.D.


FRANCIS P. LUCIER             Director             January 28, 1994
Francis P. Lucier


C. RODERICK O'NEIL            Director             January 31, 1994
C. Roderick O'Neil


DAVID S. TAPPAN, JR.          Director             January 31, 1994
David S. Tappan, Jr.


HENRY WENDT                   Director             January 26, 1994
Henry Wendt

                             INDEX TO EXHIBITS

                                                               Sequentially
Exhibit                                                          Numbered
Number                      Exhibit                      Page
_______                     _______                  ____________

  3.2     Amended and Restated By-Laws, as of
          January 27, 1993.

 10.13    First Amendment to Revolving Credit
          Agreement, dated as of December 31, 1993, among the Company, the lenders named therein and Citicorp USA, Inc. as Agent.

 10.15    The Company's Executive Bonus Plan,
          adopted by the Company in 1993.

 10.20    Form of Legended Stock Agreement and
          Election For Deferral of a Portion of
          the FY 93 Executive Bonus Plan, between
          the Company and some of its Executive
          Officers and other key employees.

 10.21    Loan Agreement (Multiple Advance), dated
          September 30, 1993, between Beckman
          Instruments (Japan) Limited and the
          Industrial Bank of Japan, Limited
          (English translation, including
          certification as to accuracy; original
          document executed in Japanese).

 10.22    Term Loan Agreement, dated as of September
          30, 1993, between Beckman Instruments
          (Japan) Limited and Citibank, N.A., Tokyo
          Branch.

 10.23    Term Loan Agreement, dated as of December
          9, 1993, between Beckman Instruments (Japan)
          Limited and The Dai-Ichi Kangyo Bank Limited
          (English translation, including certification as to accuracy; original document executed in Japanese).

 10.24    Agreement Regarding Retirement Benefits of
          Arthur A. Torrellas, dated December 20, 1993, between the Company and Arthur A. Torrellas.

                                                     Sequentially
Exhibit                                                Numbered
Number                      Exhibit                      Page
_______                     _______                  ____________

 13.      FINANCIAL REVIEW section of the Company's
          Annual Report to stockholders for the
          year ended December 31, 1993.

 22.      List of principal subsidiaries of the Company.

 24.      Consent of KPMG Peat Marwick, February 8,
          1994.