Form 10-Q
period 1994-04-21
BECKMAN INSTRUMENTS INC
filed 1994-04-22
CIK 840467

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

     (Mark One)
     (X)   Quarterly Report Pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1994

                                      OR

     ( )   Transition Report Pursuant to Section 13 or 15(d) of the

                       Securities Exchange Act of 1934

           For the transition period from __________ to __________

                      Commission File Number  001-10109


                          BECKMAN INSTRUMENTS, INC.
            (Exact name of registrant as specified in its charter)

     Delaware                                     95-104-0600
(State of Incorporation)                        (I.R.S. Employer
                                              Identification No.)

             2500 Harbor Boulevard, Fullerton, California  92634
           (Address of principal executive offices)  (Zip Code)

                                (714) 871-4848
             (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( ).


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding shares of common stock, $0.10 par value, as of April 12, 1994: 29,050,918 shares.

                                    PART I

                            FINANCIAL INFORMATION


Item 1.    Financial Statements                                 Page

           Condensed Consolidated Statements of Earnings
           for the three months ended March 31, 1994 and
           1993                                                    3

           Condensed Consolidated Balance Sheets
           as of March 31, 1994 and December 31, 1993              4

           Condensed Consolidated Statements of Cash Flows
           for the three months ended March 31, 1994 and
           1993                                                    5

           Notes to Condensed Consolidated Financial Statements    6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     9



                                   PART II

                              OTHER INFORMATION


Item 1.    Legal Proceedings                                      12

Item 2.    Changes In Securities                                  12

Item 3.    Defaults Upon Senior Securities                        12

Item 4.    Submission of Matters to a Vote of Security-Holders    12

Item 5.    Other Information                                      12

Item 6.    Exhibits and Reports on Form 8-K                       13

                         BECKMAN INSTRUMENTS, INC.
                           FIRST QUARTER REPORT
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Millions, Except Amounts Per Share)
                                 Unaudited


                                                  Three Months Ended
                                                       March 31
                                                 -------------------
                                                  1994        1993
                                                 ------      ------
Sales                                            $198.6      $201.7

Operating costs and expenses:
  Cost of sales                                    95.1        97.1
  Marketing, administrative and general            63.4        63.3
  Research, development and engineering            21.6        22.4
  Restructuring charge                              1.2           -
                                                  ------      ------
                                                  181.3       182.8
                                                  ------      ------

Operating income                                   17.3        18.9

Nonoperating income (expense):
  Interest income                                   1.1         0.9
  Interest expense                                 (2.7)       (3.1)
  Other, net                                       (0.7)       (0.7)
                                                  ------      ------
                                                   (2.3)       (2.9)
                                                  ------      ------

Earnings before income taxes                       15.0        16.0
Provision for income taxes                          5.2         5.8

Net earnings before cumulative effect of
 changes in accounting principles                   9.8        10.2

Cumulative effect of changes in
accounting principles:
  Accounting for income taxes                         -        26.2
  Accounting for postretirement benefits
   other than pensions (net of tax
   benefit of $17.0)                                  -       (30.2)
  Accounting for postemployment benefits
   (net of tax benefit of $3.0)                    (5.1)          -
                                                  ------      ------
Net earnings                                      $ 4.7       $ 6.2
                                                  ======      ======

Average number of shares
 outstanding (thousands)                         27,917      28,211

Net earnings per share before cumulative effect
 of changes in accounting principles               $0.35       $0.36

Cumulative effect of changes in
accounting principles:
  Accounting for income taxes                         -         0.93
  Accounting for postretirement benefits
   other than pensions                                -        (1.07)
  Accounting for postemployment benefits           (0.18)          -
                                                  ------      ------
Net earnings per share                            $ 0.17      $ 0.22
                                                  ======      ======

See accompanying notes to condensed consolidated financial statements.

                         BECKMAN INSTRUMENTS,INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in Millions)
                                 Unaudited



                                                March 31   December 31
                                                  1994        1993
                                                --------    --------
Assets

Current assets:
 Cash and equivalents                            $ 14.3      $ 24.2
 Short-term investments                            25.2        21.9
 Trade receivables                                254.9       252.1
 Inventories                                      164.4       163.9
 Deferred income taxes                             72.1        70.6
 Other current assets                              13.2        11.8
                                                  ------      ------
  Total current assets                            544.1       544.5

Property, plant and equipment, net                217.5       216.8
Deferred income taxes                              30.7        30.3
Other assets                                       27.2        28.4
                                                  ------      ------
  Total assets                                   $819.5      $820.0
                                                  ======      ======
Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable                                   $ 27.7      $ 31.7
 Accounts payable and accrued expenses            229.8       242.7
 Income taxes                                      51.5        48.9
                                                  ------      ------
  Total current liabilities                       309.0       323.3

Long-term debt                                    106.9       113.7
Other liabilities                                 125.6       107.5
                                                  ------      ------
  Total liabilities                               541.5       544.5
                                                  ------      ------
Stockholders' equity                              278.0       275.5
                                                  ------      ------
  Total liabilities and stockholders' equity     $819.5      $820.0
                                                  ======      ======

See accompanying notes to condensed consolidated financial statements.

                            BECKMAN INSTRUMENTS,INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                   Unaudited

                                                   Three Months Ended
                                                         March 31
                                                   ------------------
                                                     1994      1993
                                                   -------   --------
Cash Flows From Operating Activities
 Net earnings. . . . . . . . . . . . . . . . . . .  $ 4.7     $ 6.2
 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . .   16.5      15.6
  Changes in assets and liabilities:
   Trade receivables . . . . . . . . . . . . . . .   (1.4)      6.2
   Inventories . . . . . . . . . . . . . . . . . .     -       (9.4)
   Deferred income taxes . . . . . . . . . . . . .   (1.8)    (37.2)
   Accounts payable and accrued expenses . . . . .   (6.7)    (20.5)
   Restructure reserve . . . . . . . . . . . . . .   (9.5)       -
   Income taxes. . . . . . . . . . . . . . . . . .    2.6       2.6
   Other . . . . . . . . . . . . . . . . . . . . .   17.7       5.0
                                                    ------    ------
     Net cash provided (used) by
      operating activities . . . . . . . . . . . .   22.1     (31.5)
                                                    ------    ------
Cash Flows from Investing Activities
 Additions to property, plant and equipment. . . .  (19.5)    (18.2)
 Disposal of property, plant and equipment . . . .    3.4       3.7
 Net (purchase)of investments. . . . . . . . . . .   (3.3)       -
                                                    ------    ------
     Net cash used by investing activities . . . .  (19.4)    (14.5)
                                                    ------    ------
Cash Flows from Financing Activities
 Dividends to stockholders . . . . . . . . . . . .   (2.8)     (2.4)
 Proceeds from issuance of stock . . . . . . . . .    2.4       3.3
 Treasury stock repurchase . . . . . . . . . . . .     -      (15.9)
 Notes payable borrowing . . . . . . . . . . . . .    6.7       9.2
 Notes payable reductions. . . . . . . . . . . . .  (11.7)     (5.6)
 Long-term debt borrowing. . . . . . . . . . . . .    4.7      67.0
 Long-term debt reductions . . . . . . . . . . . .  (11.7)    (27.3)
 Other . . . . . . . . . . . . . . . . . . . . . .   (0.3)       -
                                                    ------    ------
    Net cash provided (used) by financing
     activities. . . . . . . . . . . . . . . . . .  (12.7)     28.3
                                                    ------    ------
 Effect of exchange rates on cash
  and equivalents. . . . . . . . . . . . . . . . .    0.1      (0.5)
                                                    ------    ------
 Decrease in cash and equivalents. . . . . . . . .   (9.9)    (18.2)

 Cash and equivalents -- beginning of period . . .   24.2      25.9
                                                    ------    ------
 Cash and equivalents -- end of period . . . . . .  $14.3     $ 7.7
                                                    ======    ======

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest . . . . . . . . . . . . . . . . . . . .  $ 1.4     $ 3.4
  Income taxes . . . . . . . . . . . . . . . . . .  $ 1.1     $  -

See accompanying notes to condensed consolidated financial statements.

                         BECKMAN INSTRUMENTS, INC.

                                 Notes To
                Condensed Consolidated Financial Statements


1      Report by Management
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the annual Form 10-K for 1993 which is on file with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

2      Inventories
Inventories are comprised of the following:

                             March 31          December 31
                               1994                1993
                             ----------        -----------
       Finished products     $ 109.9             $ 110.2
       Raw materials, parts
         and assemblies         43.7                42.0
       Work in-process          10.8                11.7
                             -------             -------
                             $ 164.4             $ 163.9
                             =======             =======

3 Changes in Accounting Principles

Postemployment benefits
Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112") "Employers' Accounting for Postemployment Benefits". This statement requires the Company to recognize an obligation for postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. Accordingly, the Company recognized a transition obligation of $8.1 million and a net expense of $5.1 million (net of tax benefit of $3.0) as the cumulative effect of the accounting change. Adoption of SFAS 112 will not have a material impact on operating results of the Company for 1994.

Income Taxes
Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Accordingly, the Company recognized deferred tax assets reflecting the benefit expected to be realized from net deductible temporary differences. The recognition resulted in the Company recording income and a tax deferred asset equal to the cumulative effect of the accounting change of $26.2 million (net of a valuation allowance of $10.1 million).

Postretirement Benefits Other Than Pension
Effective January 1, 1993 the Company adopted SFAS 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" and immediately recognized its obligation for prior years' service cost. Accordingly, the Company recorded a transition obligation of $47.2 million and a net expense of $30.2 (net of tax benefits of $17.0) as the cumulative effect of the accounting change.

4      Contingencies
The Company is involved in the investigation and remediation of soil and groundwater contamination for property it sold in 1984. In 1990 the Company entered into an agreement with the purchaser for settlement of a 1988 lawsuit and for sharing current and future costs of investigation, remediation and other claims. In 1991 a lawsuit was filed against the 1984 purchaser by a third party that had subsequently purchased a portion of the above property, alleging damages caused by the pollution of the property. Although the Company is not a named defendant in the action, the Company may be obligated to contribute to any resolution of that action pursuant to its 1990 settlement agreement with the original purchaser. In 1993 the Company increased its existing reserves for soil and groundwater remediation and for resolution of the 1991 lawsuit by $12.5 million.

During 1993 the Company made substantial progress in soil remediation on the site, although there remains some areas of soil contamination that may require further remediation. The Company also operated a groundwater treatment system throughout most of 1993 and in the fourth quarter expanded the capacity of the system. The expanded system is believed to be adequate to remediate the groundwater based upon available information. A series of test wells were drilled on the property which provided additional information concerning the area of groundwater contamination. The Company believes it has established adequate reserves to complete the remediation of any remaining soil contamination, operation and maintenance of the expanded groundwater treatment system and any additional groundwater investigations.

Investigations on the property are continuing and there can be no assurance that further investigations will not reveal additional contamination or result in additional costs. The Company believes additional remediation costs for the contamination discovered by the current investigations and liability for the resolution of the 1991 lawsuit, if any, beyond those already provided will not have a material adverse effect on the Company's operations or financial position.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Operations

Sales for the three month period ended March 1994 were $198.6 million, a decrease of $3.1 million from the prior year. The impact of changes in foreign currency exchange rates reduced reported sales by $4.5 million compared to last year. On a constant currency basis, sales increased 1% versus the prior year. Sales for the North American diagnostic business have grown significantly over the prior year. The international diagnostic and bioresearch markets continue to be impacted by the European recession and cost containment initiatives in several European health care systems. These factors, as well as currency exchange rates, have resulted in a decrease in reported international sales of more than 5% compared to the prior year. The weakness in the international markets, particularly in Europe, is expected to continue.

Operating profit of $18.5 million for the first three months of 1994, before the restructuring charge of $1.2 million, is $0.4 million below last year's operating profit. The decline in operating profit resulted from a decline in the sales, although restructuring efforts led to a slight improvement in the gross
profit margin to 52.1% in 1994 from 51.9% in 1993.   Selling,
general and administrative expenses for the first quarter of 1994 have remained at levels consistent with the prior year. Research and development expenses of $21.6 million are slightly less than the first quarter of last year but are over 10% of sales, reflecting the Company's continued commitment to future products. After giving effect to its 1994 restructuring expenses, the Company reported operating profit for the first quarter of 1994 of $17.3 million.


The reorganization and restructuring plan announced in the fourth quarter of 1993 resulted in first quarter 1994 savings attributable to the Company's voluntary separation program, which resulted in personnel reductions of approximately 300 through March. Reduced sales volume and certain transition costs have mitigated the benefit of these savings. As the restructuring implementation gains momentum, these savings are expected to increase and the benefits will exceed the transition costs. The Company anticipates savings from the restructuring program to be $25 million in 1994. Not all of these savings will be incremental to earnings during this time of company transition, constrained markets and flat sales.

During the first quarter of 1994, the Company began consolidation of certain European administrative and financial functions in its facility in Switzerland. The Company has created a new subsidiary, Beckman Eurocenter S.A., to perform the finance and administration functions currently performed at subsidiaries throughout Europe.

Nonoperating expenses of $2.3 million in 1994 decreased by $0.6 million from the prior year. The decrease is attributable to lower net interest expense as the Company has lower levels of both short-term and long-term debt.

Earnings before income taxes for the first quarter 1994, excluding the restructuring charge, increased by $0.2 million to $16.2 million. Including the restructuring charge, the earnings before taxes was $15.0 million. The effective tax rate was reduced to 35% from 36% as a result of increased income in lower tax rate jurisdictions. Net earnings for the first three months of 1994 before restructuring charges and changes in accounting principles increased to $10.6 million, or $0.38 per share, compared to $10.2 million, or $0.36 per share. Including the restructuring charge, net earnings before the cumulative effect of changes in accounting principles for the first quarter of 1994 decreased to $9.8 million, or $0.35 per share.

In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standard No. 112 ("SFAS 112") "Employers' Accounting for Postemployment Benefits". This statement requires the Company to recognize a prior service obligation resulting from the Company's commitment to provide benefits to former or inactive employees, their beneficiaries and covered dependents after
employment but before retirement.   Adoption of SFAS 112 resulted
in the Company recording an aftertax charge of $5.1 million in the first quarter.

Net earnings for the first quarter of 1994 were $4.7 million, or $0.17 per share compared to $6.2 million, or $0.22 per share in 1993.

The following table summarizes the impact of restructuring charges and the cumulative effect of changes in accounting principles on net earnings and earnings per share for the three months ended March 31, 1994 and 1993.


                                           1994           1993
                                      ------------   -----------
                                             Per           Per
                                        Amt  Share     Amt Share
                                      -----  -----   ----- -----
Net earnings before restructuring
charge and cumulative effect of
changes in accounting principles      $10.6  $0.38   $10.2 $0.36

Restructuring charge, net of taxes     (0.8) (0.03)      -    -

Cumulative effect of changes in
accounting principles                  (5.1) (0.18)   (4.0)(0.14)
                                      -----  -----   ----- -----
Net earnings                          $ 4.7  $0.17    $6.2 $0.22
                                      -----  -----   ----- -----


Financial Condition

For the three months ended March 31, 1994, the Company had positive cash flow from operating and investing activities of $2.7 million. This represents an increase of $48.7 million from the same 1993 period. Contributing to the increase was lower pension plan funding and smaller incentive compensation payments compared to 1993.

The ratio of debt to capitalization at March 31, 1994 was 32.6% compared to 34.5% at December 31, 1993. The ratio of current assets to current liabilities at March 31, 1994 of 1.76 has increased from
1.68 at December 31, 1993. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future, including the negative short-term impact associated with the Company's reorganization and restructuring plan. In 1995 and beyond, the Company's restructuring plan will have a positive impact on cash flow.

On March 3, 1994, the Company paid a quarterly cash dividend of $0.10 per share of common stock for a total of $2.8 million. On March 30, 1994, the Board of Directors declared a $0.10 per share dividend payable on June 2, 1994 to shareholders of record on May 13, 1994.

                                   PART II

                              OTHER INFORMATION


Item 1.    Legal Proceedings

           None.


Item 2.    Changes In Securities

           None.


Item 3.    Defaults Upon Senior Securities

           None.


Item 4.    Submission of Matters to a Vote of Security-Holders

           The Annual Meeting of the Stockholders of the Company (the "Annual Meeting") was held on March 30, 1994. Four members of the Board of Directors whose terms expired at the 1994 Annual Meeting were elected to new terms expiring at the 1997 Annual Meeting, with the number of shares voting as follows:

                    NAME                 VOTES FOR    VOTES WITHHELD
                    ----                 ---------    --------------

                Earnest H. Clark, Jr.    25,167,969      140,420
                Gavin S. Herbert         25,159,066      149,323
                C. Roderick O'Neil       25,165,959      142,430
                Louis T. Rosso           25,162,377      146,012.

           The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are: Carolyne K. Davis, Ph.D. (1995), Dennis C. Fill
           (1995), William N. Kelley, M.D. (1995), Henry Wendt (1995), Francis P. Lucier (1996), David S. Tappan, Jr. (1996) and John P. Wareham (1996).


Item 5.    Other Information

           None.


Item 6.    Exhibits and Reports on Form 8-K
           a)   Exhibits

                 4. Amendment 1993-1 to the Company's Savings and Investment Plan, adopted November 3, 1993, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992, File
                     No. 33-51506.

                15.  Independent Accountants' Report, April 15, 1994

           b)   Reports on Form 8-K

                None.


                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BECKMAN INSTRUMENTS, INC.
                           (Registrant)



Date:  April 20, 1994                  by WILLIAM H. MAY
                                          William H. May
                                          Vice President, General
                                           Counsel and Secretary



Date:  April 20, 1994                 by DENNIS K. WILSON
                                         Dennis K. Wilson
                                         Vice President, Finance
                                          and Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
Number               Description


 4.           Amendment 1993-1 to the Company's Savings and
              Investment Plan, adopted November 3, 1993, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992, File No. 33-51506

15.           Independent Accountants' Report, April 15, 1994