Form 10-Q
period 1994-06-30
BECKMAN INSTRUMENTS INC
filed 1994-07-20
CIK 840467

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

     (Mark One)
     (X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1994

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding shares of common stock, $0.10 par value, as of July 11, 1994: 29,078,435 shares.

                                    PART I

                            FINANCIAL INFORMATION


Item 1.    Financial Statements                                 Page

           Condensed Consolidated Statements of Earnings
           for the three and six month periods ended June 30,
           1994 and 1993                                           3

           Condensed Consolidated Balance Sheets
           as of June 30, 1994 and December 31, 1993               4

           Condensed Consolidated Statements of Cash Flows
           for the six month periods ended June 30, 1994 and
           1993                                                    5

           Notes to Condensed Consolidated Financial Statements    6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8



                                   PART II

                              OTHER INFORMATION


Item 1.    Legal Proceedings                                      11

Item 2.    Changes In Securities                                  11

Item 3.    Defaults Upon Senior Securities                        11

Item 4.    Submission of Matters to a Vote of Security-Holders    11

Item 5.    Other Information                                      11

Item 6.    Exhibits and Reports on Form 8-K                       12

                          BECKMAN INSTRUMENTS, INC.
                            SECOND QUARTER REPORT
                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
               (Dollars in Millions, Except Amounts Per Share)
                                  Unaudited

                                      Three Months Ended  Six Months Ended
                                            June 30            June 30
                                         1994     1993     1994      1993

Sales                                   $222.2   $221.8   $420.8    $423.5

Operating costs and expenses:
  Cost of sales                          105.2    106.7    200.3     203.8
  Marketing, administrative
     and general                          69.2     72.1    132.6     135.4
  Research, development
     and engineering                      22.9     22.9     44.5      45.3
  Restructuring                            1.1        -      2.3         -
                                        -------  -------  -------   -------
                                         198.4    201.7    379.7     384.5
                                        -------  -------  -------   -------

Operating income                          23.8     20.1     41.1      39.0

Nonoperating income (expense):
  Interest income                          1.2      0.9      2.3       1.8
  Interest expense                        (3.3)    (2.9)    (6.0)     (6.0)
  Other, net                              (1.7)     0.1     (2.4)     (0.6)
                                          (3.8)    (1.9)    (6.1)     (4.8)

Earnings before income taxes              20.0     18.2     35.0      34.2
Provision for income taxes                 7.0      6.5     12.2      12.3
                                        -------  -------  -------   -------
Net earnings before cumulative
 effect of changes in
 accounting principles                    13.0     11.7     22.8      21.9

Cumulative effect of changes in
 accounting principles:
  Accounting for income taxes                -        -        -      26.2
  Accounting for postretirement
   benefits other than pensions
   (net of tax benefit of $17.0)             -        -        -     (30.2)
  Accounting for postemployment
   benefits (net of tax
   benefit of $3.0)                          -        -     (5.1)        -
                                        -------  -------  -------   -------
Net earnings                             $13.0    $11.7    $17.7     $17.9

Average number of shares
 outstanding (thousands)                27,977   27,782   27,948    27,989

Net earnings per share before
 cumulative effect of changes
 in accounting principles                $0.46    $0.42    $0.81     $0.78

Cumulative effect of changes in
 accounting principles:
  Accounting for income taxes                -        -        -      0.93
  Accounting for postretirement
   benefits other than pensions              -        -        -     (1.07)
  Accounting for postemployment
   benefits                                  -        -    (0.18)        -
                                        -------  -------  -------   -------

Net earnings per share                   $0.46    $0.42    $0.63     $0.64
                                        -------  -------  -------   -------

See accompanying notes to condensed consolidated financial statements.

                           BECKMAN INSTRUMENTS,INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                            (Dollars in Millions)
                                  Unaudited

                                       June 30        December 31
                                         1994             1993
Assets

Current assets:
  Cash and equivalents                   $31.5            $24.2
  Short-term investments                   0.3             21.9
  Trade receivables                      261.7            252.1
  Inventories                            165.5            163.9
  Deferred income taxes                   70.1             70.6
  Other current assets                    14.6             11.8
                                        -------          -------

    Total current assets                 543.7            544.5

Property, plant and equipment, net       219.1            216.8
Deferred income taxes                     32.9             30.3
Other assets                              26.2             28.4
                                        -------          -------

    Total assets                        $821.9           $820.0
                                        -------          -------

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                          $26.0            $31.7
  Accounts payable and accrued expenses  217.6            242.7
  Income taxes                            55.2             48.9
                                        -------          -------

    Total current liabilities            298.8            323.3

Long-term debt                            94.8            113.7
Other liabilities                        128.7            107.5
                                        -------          -------

    Total liabilities                    522.3            544.5
                                        -------          -------

Stockholders' equity                     299.6            275.5
                                        -------          -------

   Total liabilities and
    stockholders' equity                $821.9           $820.0
                                        -------          -------


See accompanying notes to condensed consolidated financial statements.

                           BECKMAN INSTRUMENTS,INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in Millions)
                                  Unaudited

                                                       Six Months Ended
                                                            June 30
                                                         1994      1993

Cash Flows From Operating Activities
  Net earnings                                          $17.7     $17.9
  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
    Depreciation and amortization                        33.9      31.3
    Changes in assets and liabilities:
     Trade receivables                                   (3.4)     11.4
     Inventories                                          0.6     (15.3)
     Deferred income taxes                               (1.8)    (36.9)
     Accounts payable and accrued expenses               (4.7)    (21.9)
     Restructure reserve                                (22.5)        -
     Income taxes                                         6.3       2.3
     Other                                               20.2      10.0
                                                       -------   -------

      Net cash provided (used) by operating activities   46.3      (1.2)
                                                       -------   -------
Cash Flows from Investing Activities
  Additions to property, plant and equipment            (41.5)    (42.7)
  Net disposals of property, plant and equipment          8.0       8.7
  Net proceeds from investments                          21.7       5.7
                                                       -------   -------

      Net cash used by investing activities             (11.8)    (28.3)
                                                       -------   -------
Cash Flows from Financing Activities
  Dividends to stockholders                              (5.6)     (5.1)
  Proceeds from issuance of stock                         5.9       6.8
  Treasury stock repurchase                                 -     (23.8)
  Notes payable borrowing                                 3.1       3.7
  Notes payable reductions                              (11.3)    (11.0)
  Long-term debt borrowing                                4.6      84.7
  Long-term debt reductions                             (23.9)    (27.3)
  Other                                                  (0.3)        -
                                                       -------   -------

      Net cash provided (used) by financing activities  (27.5)     28.0
                                                       -------   -------


Effect of exchange rates on cash and equivalents          0.3      (0.1)
                                                       -------   -------

Increase (decrease) in cash and equivalents               7.3      (1.6)

Cash and equivalents -- beginning of period              24.2      25.9
                                                       -------   -------

Cash and equivalents -- end of period                   $31.5     $24.3
                                                       -------   -------
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest                                            $5.9      $6.7
     Income taxes                                        $4.7      $3.2

See accompanying notes to condensed consolidated financial statements.

                          BECKMAN INSTRUMENTS, INC.

                                   Notes To
                 Condensed Consolidated Financial Statements



1    Report by Management
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K for 1993 which is on file with the Securities and Exchange Commission.

The results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

2    Inventories
Inventories are comprised of the following:

                                         June 30       December 31
                                           1994            1993
                                         -------         -------
     Finished products                    $110.6         $ 110.2
     Raw materials, parts
       and assemblies                       47.9            42.0
     Work in-process                         7.0            11.7
                                         -------         -------
                                          $165.5          $163.9
                                         -------         -------

3    Changes in Accounting Principles

Postemployment benefits
Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112") "Employers' Accounting for Postemployment Benefits". This statement requires the Company to recognize an obligation for postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. Accordingly, the Company recognized a transition obligation of $8.1 million and a net expense of $5.1 million (net of tax benefit of $3.0 million) as the cumulative effect of the accounting change. Adoption of SFAS 112 will not have a material impact on operating results of the Company for 1994.

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

Postretirement Benefits Other Than Pension
Effective January 1, 1993 the Company adopted SFAS 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" and immediately recognized its obligation for prior years' service cost. Accordingly, the Company recorded a transition obligation of $47.2 million and a net expense of $30.2 (net of tax benefits of $17.0 million) as the cumulative effect of the accounting change.

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

During 1993 the Company made substantial progress in soil remediation on the site, although there remain some areas of soil contamination that may require further remediation. The Company also operated a groundwater treatment system throughout most of 1993 and in the fourth quarter expanded the capacity of the system. The expanded system is believed to be adequate to remediate the groundwater based upon available information. A series of test wells were drilled on the property which provided additional information concerning the area of groundwater contamination. The Company believes it has established adequate reserves to complete the remediation of any remaining soil contamination, operation and maintenance of the expanded groundwater treatment system and any additional groundwater investigations.

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

Item 2.   Management's Discussion and Analysis of Results of
Operations and Financial Condition

Operations

Sales for the second quarter and six months ended June 30, 1994 were $222.2 million and $420.8 million, respectively. The second quarter sales represent a slight increase over second quarter 1993 sales despite the continued adverse effects of foreign currency exchange rates. Second quarter sales would have increased by 1% had currency exchange rates remained constant. Sales for the six month period decreased by 1%, but would have increased by 1% without the effects of foreign currencies. Sales for the North American diagnostic business continue to outpace those for prior year, however sales of the Company's North American bioresearch business are down for both the quarter and year to date. The Company's international sales have been adversely impacted by currency exchange rates, the European recession, and cost containment initiatives in several European health care systems. The weaknesses in the European markets and the North American bioresearch market are expected to continue.

Operating profit, excluding restructuring expenses, for the second quarter and six months ended June 30, 1994 were $24.9 million and $43.4 million, respectively. These results represent increases of 24% and 11% over comparable periods in the prior year as the Company begins to realize savings from the reorganization and restructuring begun at the end of 1993. These savings have helped to increase gross profit margins by .8% to 52.7% for the quarter and .5% to 52.4% year-to-date, and helped decrease Marketing, Administrative and General Expenses by $2.9 million and $2.8 million over the same periods in 1993. The Company continued its commitment to new product development, investing over 10% of sales revenue in research and development through the first six months. Including the cost of the restructuring, the Company generated operating profits of $23.8 million and $41.1 million in the second quarter and first six months, respectively.

The Company continues to realize savings from its reorganization and restructuring efforts. For the six months ended June 30, 1994 the Company saved approximately $10.0 million. These savings are primarily attributable to personnel level reductions in excess of 600 individuals since the reorganization announcement. As the restructuring implementation continues, these savings are expected to increase to the anticipated savings of $25 million for 1994. Not all of these savings however, will be incremental to earnings during this time of transition, constrained markets and flat sales.

Nonoperating expenses increased, compared to the same periods in the prior year, by $1.9 million for the quarter and $1.3 million year to date. These increases are primarily attributable to the cost of hedging activities undertaken to mitigate the effects of currency fluctuations on the Company's operations.

Earnings before income taxes, excluding restructuring expenses, for the second quarter and first six months of 1994 were $2.9 million and $3.1 million higher than pretax earnings for the same periods in 1993. Pretax earnings improvements were reduced to $1.8 million and $0.8 million respectively by restructuring expenses. The Company has benefitted from a decrease in its effective income tax rate from 36% to 35% as a larger proportion of the Company's earnings have been generated in lower tax rate jurisdictions. In the second quarter of 1994, the Company's net earnings, excluding restructuring expenses, increased by $2.0 million over 1993 to $13.7 million or $0.49 per share. Net earnings for the first six months, before restructuring expenses and changes in accounting principle, were $24.3 million or $0.87 per share versus $21.9 million or $0.78 per share for the same period of 1993.

In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standard No. 112 ("SFAS 112") Employers' Accounting for Postemployment Benefits. This statement required the Company to recognize a prior service obligation for the Company's commitment to provide benefits to former or inactive employees, and their beneficiaries or covered dependents after employment but before retirement. Adoption of SFAS 112 resulted in the Company recording an after tax charge of $5.1 million in the first quarter.

Net earnings for the second quarter of 1994 were $13.0 million, or $0.46 per share compared to $11.7 million or $0.42 in 1993. Net earnings for the six months ended June 30, 1994 were $17.7 million or $.63 per share compared to $17.9 million or $.64 per share in 1993.

The following table summarizes the impact of restructuring charges and the cumulative effect of changes in accounting principles on net earnings per share for the quarter and six months ended June 30, 1994.

                               Three Months Ended         Six Months Ended
                                     June 30                  June 30
                                1994         1993         1994       1993
                                    Per          Per          Per         Per
                              Amt  Share   Amt  Share   Amt  Share   Amt  Share
                             ----- -----  ----- -----  ----- -----  ----- -----
Net earnings before
restructuring expenses and
cumulative effect of changes
in accounting principles     $13.7   .49   11.7   .42   24.3   .87   21.9   .78

Restructuring expenses,
net of taxes                   (.7) (.03)     -     -   (1.5) (.06)     -     -

Cumulative effect of changes
in accounting principles         -     -      -     -   (5.1) (.18)  (4.0) (.14)
                             ----- -----  ----- -----  ----- -----  ----- -----

Net Earnings                 $13.0   .46   11.7   .42   17.7   .63   17.9   .64


Financial Condition

For the six months ended June 30, 1994, the Company had positive cash flow from operating and investing activities of $34.5 million. This represents an increase of $64.0 million over the same period in 1993. Contributing to this increase were lower pension plan contributions, lower incentive compensation payments and an increase in proceeds from short term investments in 1994.
The Company continued to exhibit its strong financial condition as its ratio of debt to capitalization at June 30, 1994 of 28.7% improved from 34.5% at December 31, 1993. The ratio of current assets to current liabilities also improved to 1.82 at June 30, 1994 from 1.68 at December 31, 1993. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future, including the negative short-term impact associated with the Company's reorganization and restructuring activities. In 1995 and beyond, the reorganization and restructuring will have a positive impact on cash flow.

On June 2, 1994, the Company paid a quarterly cash dividend of $2.8 million or $.10 per share of common stock.

                                   PART II

                              OTHER INFORMATION


Item 1.    Legal Proceedings

           As previously reported, the Company is obligated to contribute to a resolution of a lawsuit filed by Forest City Properties Corporation and FC Irvine, Inc. (collectively, "Forest City") against The Prudential Insurance Company of America ("Prudential") in 1991 concerning property in Irvine, California formerly owned by the Company. The Company's obligation arises from its 1990 settlement of earlier litigation between the Company and Prudential concerning the same property. During the second quarter, the court scheduled the trial of the Forest City lawsuit to begin October 31, 1994.


Item 2.    Changes In Securities

           None.


Item 3.    Defaults Upon Senior Securities

           None.


Item 4.    Submission of Matters to a Vote of Security-Holders

           None.


Item 5.    Other Information

           At its May 25, 1994 meeting, the Company's Board of Directors elected Betty Woods, President and Chief Executive Officer of Blue Cross of Washington and Alaska, a member of the Board. Ms. Woods' knowledge and experience with the healthcare delivery system dynamics and economics is expected to help guide the Company through the challenging period of healthcare reform occurring in this country and abroad. The addition of Ms. Woods expands the Company's Board from eleven to twelve members, ten of whom are outside directors. Ms. Woods' term will expire at the Company's 1996 annual meeting.

Item 6.    Exhibits and Reports on Form 8-K
           a)   Exhibits

                10.  The Company's Executive Incentive Plan, adopted
                      by the Company in 1994.

                15.  Independent Accountants' Report, July 15, 1994

           b)   Reports on Form 8-K

                None.



                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     BECKMAN INSTRUMENTS, INC.
                           (Registrant)



Date:  July 19, 1994                  by   /s/ William H. May
                                         ------------------------
                                          William H. May
                                          Vice President, General
                                            Counsel and Secretary



Date:  July 19, 1994                  by  /s/ Dennis K. Wilson
                                         ------------------------
                                          Dennis K. Wilson
                                          Vice President, Finance
                                            and Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
Number               Description
- - -------              -----------

10.           The Company's Executive Incentive Plan, adopted by the
              Company in 1994.

15.           Independent Accountants' Report, July 15, 1994