Form 10-Q
period 1994-09-30
BECKMAN INSTRUMENTS INC
filed 1994-10-26
CIK 840467

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

     (Mark One)
     (X)    Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
              For the quarterly period ended September 30, 1994

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding shares of common stock, $0.10 par value, as of October 14, 1994: 29,124,457 shares.

                                   PART I

                            FINANCIAL INFORMATION


Item 1.     Financial Statements                                       Page

            Condensed Consolidated Statements of Earnings
            for the three and nine month periods ended
            September 30, 1994 and 1993                                   3

            Condensed Consolidated Balance Sheets
            as of September 30, 1994 and December 31, 1993                4

            Condensed Consolidated Statements of Cash Flows
            for the nine month periods ended September 30,
            1994 and 1993                                                 5

            Notes to Condensed Consolidated Financial Statements          6


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9


                                   PART II

                              OTHER INFORMATION


Item 1.     Legal Proceedings                                            13

Item 2.     Changes In Securities                                        15

Item 3.     Defaults Upon Senior Securities                              15

Item 4.     Submission of Matters to a Vote of Security-Holders          15

Item 5.     Other Information                                            15

Item 6.     Exhibits and Reports on Form 8-K                             15

                                       PART I
                              BECKMAN INSTRUMENTS, INC.
                                THIRD QUARTER REPORT
                    CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                   (Dollars in Millions, Except Amounts Per Share)
                                      Unaudited

                                               Three Months Ended      Nine Months Ended
                                                   September 30           September 30
                                                 1994       1993       1994      1993

Sales                                          $217.8    $215.6       $638.6    $639.1

Operating costs and expenses:
   Cost of sales                                103.0     103.9        303.3     307.7
   Marketing, administrative and general         65.7      66.1        198.3     201.5
   Research, development and engineering         23.9      23.2         68.4      68.5
   Restructuring                                  4.8         -          7.1         -
                                                197.4     193.2        577.1     577.7

Operating income                                 20.4      22.4         61.5      61.4

Nonoperating income (expense):
   Interest income                                1.2       1.0          3.5       2.8
   Interest expense                              (3.5)     (3.6)        (9.5)     (9.6)
   Other, net                                    ( .7)     (1.8)        (3.1)     (2.4)
                                                 (3.0)     (4.4)        (9.1)     (9.2)

Earnings before income taxes                     17.4      18.0         52.4      52.2
Provision for income taxes                        6.1       6.5         18.3      18.8

Net earnings before cumulative effect of
 changes in accounting principles               $11.3     $11.5        $34.1     $33.4

Cumulative effect of changes in
 accounting principles:
   Accounting for income taxes                      -         -            -      26.2
   Accounting for postretirement benefits
    other than pensions (net of tax
    benefit of $17.0)                               -         -            -     (30.2)
   Accounting for postemployment benefits
    (net of tax benefit of $3.0)                    -         -         (5.1)        -
Net earnings                                    $11.3     $11.5        $29.0     $29.4

Average number of shares
 outstanding (thousands)                       28,175    27,670       28,030    27,880

Net earnings per share before cumulative effect
 of changes in accounting principles            $0.40     $0.42        $1.21     $1.20

Cumulative effect of changes in
 accounting principles:
   Accounting for income taxes                      -         -            -      0.93
   Accounting for postretirement benefits
    other than pensions                             -         -            -     (1.07)
   Accounting for postemployment benefits           -         -        (0.18)        -
Net earnings per share                          $0.40     $0.42        $1.03     $1.06


See accompanying notes to condensed consolidated financial statements.

                        BECKMAN INSTRUMENTS,INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                          (Dollars in Millions)
                                Unaudited


                                              September 30  December 31
                                                  1994         1993
Assets

Current assets:
 Cash and equivalents                              $47.0       $24.2
 Short-term investments                              0.2        21.9
 Trade receivables                                 254.3       252.1
 Inventories                                       164.4       163.9
 Deferred income taxes                              69.7        70.6
 Other current assets                               15.2        11.8

   Total current assets                            550.8       544.5

Property, plant and equipment, net                 223.7       216.8
Deferred income taxes                               33.6        30.3
Other assets                                        37.9        28.4

   Total assets                                   $846.0      $820.0

Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable                                      $9.0       $31.7
 Accounts payable and accrued expenses             213.9       242.7
 Income taxes                                       58.7        48.9

   Total current liabilities                       281.6       323.3

Long-term debt                                     115.5       113.7
Other liabilities                                  132.3       107.5

   Total liabilities                               529.4       544.5

Stockholders' equity                               316.6       275.5

   Total liabilities and stockholders' equity     $846.0      $820.0


See accompanying notes to condensed consolidated financial statements.

                              BECKMAN INSTRUMENTS,INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Dollars in Millions)
                                      Unaudited

                                                           Nine Months Ended
                                                             September 30

                                                           1994       1993
Cash Flows From Operating Activities
  Net earnings. . . . . . . . . . . . . . . . . . . . .    $29.0      $29.4
  Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation and amortization. . . . . . . . . . . .     51.5       47.4
   Changes in assets and liabilities:
    Trade receivables . . . . . . . . . . . . . . . . .     12.3        9.3
    Inventories . . . . . . . . . . . . . . . . . . . .      4.5      (12.6)
    Deferred income taxes . . . . . . . . . . . . . . .     (1.7)     (37.0)
    Accounts payable and accrued expenses . . . . . . .        -      (20.9)
    Restructure reserve . . . . . . . . . . . . . . . .    (29.9)         -
    Income taxes. . . . . . . . . . . . . . . . . . . .      9.7        6.4
    Other . . . . . . . . . . . . . . . . . . . . . . .      5.1        1.9
      Net cash provided by operating activities . . . .     80.5       23.9

Cash Flows from Investing Activities
  Additions to property, plant and equipment. . . . . .    (66.5)     (64.5)
  Net disposals of property, plant and equipment. . . .     13.0       11.2
  Net proceeds from investments . . . . . . . . . . . .     21.7        4.9
      Net cash used by investing activities . . . . . .    (31.8)     (48.4)

Cash Flows from Financing Activities
  Dividends to stockholders . . . . . . . . . . . . . .     (8.4)      (7.6)
  Proceeds from issuance of stock . . . . . . . . . . .      9.9        8.1
  Treasury stock repurchase . . . . . . . . . . . . . .     (0.4)     (28.2)
  Notes payable borrowing . . . . . . . . . . . . . . .      2.3        8.8
  Notes payable reductions. . . . . . . . . . . . . . .    (30.2)     (12.7)
  Long-term debt borrowing. . . . . . . . . . . . . . .      4.2       74.6
  Long-term debt reductions . . . . . . . . . . . . . .     (3.3)     (27.3)
  Other . . . . . . . . . . . . . . . . . . . . . . . .     (0.6)      (0.5)
     Net cash provided (used) by financing activities .    (26.5)      15.2

Effect of exchange rates on cash and equivalents. . . .      0.6       (0.3)

Increase (decrease) in cash and equivalents . . . . . .     22.8       (9.6)

Cash and equivalents -- beginning of period . . . . . .     24.2       25.9

Cash and equivalents -- end of period . . . . . . . . .    $47.0      $16.3

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
   Interest . . . . . . . . . . . . . . . . . . . . . .     $9.4       $8.4
   Income taxes . . . . . . . . . . . . . . . . . . . .     $7.9       $5.9


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

The results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

2   Inventories

Inventories are comprised of the following:

                                 September 30           December 31
                                     1994                   1993
        Finished products           $113.8                $ 110.2
        Raw materials, parts
          and assemblies              45.5                   42.0
        Work in-process                5.1                   11.7
                                    $164.4                $ 163.9

3   Changes in Accounting Principles

Postemployment benefits

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112") "Employers' Accounting for Postemployment Benefits". This statement required the Company to recognize an obligation for postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. Accordingly, the Company recognized a transition obligation of $8.1 million and a net expense of $5.1 million (net of tax benefit of $3.0 million) as the cumulative effect of the accounting change. SFAS 112 will not have a material impact on operating results of the Company for 1994.

Income Taxes

Effective January 1, 1993 the Company adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". Accordingly, the Company recognized deferred tax assets reflecting the benefit expected to be realized from net deductible temporary differences. The recognition resulted in the Company recording income and a deferred tax asset equal to the cumulative effect of the accounting change of $26.2 million (net of a valuation allowance of $10.1 million).

Postretirement Benefits Other Than Pensions

Effective January 1, 1993 the Company adopted SFAS 106 "Employer's Accounting for Postretirement Benefits Other Than Pensions" and immediately recognized its obligation for prior years' service cost. Accordingly, the Company recorded a transition obligation of $47.2 million and a net expense of $30.2 (net of tax benefits of $17.0 million) as the cumulative effect of the accounting change.

4   Contingencies

The Company is involved in the investigation and remediation of soil and groundwater contamination for property it sold in 1984. During 1993 the Company made substantial progress in soil remediation on the site, although there remain some areas of soil contamination that may require further remediation. The Company also operated a groundwater treatment system throughout most of 1993 and 1994. The capacity of the treatment system was expanded in late 1993 and is believed to be adequate to remediate the groundwater based upon available information. The Company believes it has established adequate reserves to complete the remediation of any remaining soil contamination, operation and maintenance of the expanded groundwater treatment system and any additional groundwater investigations.

In 1990 the Company entered into an agreement with the purchaser of the above mentioned property for settlement of a 1988 lawsuit and for sharing current and future costs of investigation, remediation and other claims. In 1991 a lawsuit was filed against the 1984 purchaser by a third party that had subsequently purchased a portion of the above property, alleging damages caused by the pollution of the property. Although the Company is not a named defendant in the action, the Company is obligated to contribute to any resolution of that action pursuant to its 1990 settlement agreement with the original purchaser. In 1993 the Company increased its existing reserves for soil and groundwater remediation and for resolution of the 1991 lawsuit by $12.5 million.

In September 1994 one of the tenants of the apartment houses built on the above mentioned property filed a lawsuit against the original purchaser and a number of other defendants. The lawsuit alleges damages caused by the pollution of the property. Although the Company is not a named defendant at this time, the Company is obligated to contribute to any resolution of this lawsuit.

Investigations on the property are continuing and there can be no assurance that further investigations will not reveal additional contamination or result in additional costs. The Company believes additional remediation costs for the contamination discovered by the current investigations and liability for the resolution of the 1991 and 1994 lawsuits, if any, beyond those already provided will not have a material adverse effect on the Company's operations or financial position.

Local authorities in Palermo (Sicily), Italy are investigating the activities of officials at a local government hospital and laboratory. In addition to staff members in charge of the laboratory for the Palermo hospital, a number of representatives of the principal worldwide companies marketing diagnostic equipment in Italy were taken into temporary custody in September and October 1994 as part of the investigation. Included were three employees of the Company. Although the investigation is still underway, and only individuals are involved, it appears that the allegations focus on industrywide leasing practices throughout Italy. The investigation relates to activities at the Palermo hospital and laboratory that took place primarily during the 1980's. At the present time the Company does not expect this matter to have a material adverse effect on its operations or financial position.

Item 2.    Management's Discussion and Analysis of Results of
           Operations and Financial Condition

Operations

Sales for the third quarter and nine months ended September 30, 1994 were $217.8 million and $638.6 million, respectively. Third quarter sales represent a 1% increase over third quarter 1993 sales and were essentially unaffected by currency. Sales for the nine month period were down slightly, but would have increased by 1% without the effects of foreign currencies. Sales for the North American diagnostic business continue to outpace those for the prior year, however the Company's North American bioresearch sales are down for both the quarter and year-to-date. The Company's year-to-date international sales have been adversely impacted by currency exchange rates, the European recession, and cost containment initiatives in several European health care systems. The weaknesses in the European markets and the North American bioresearch market are expected to continue.

Operating income, excluding restructuring charges, for the third quarter and nine months ended September 30, 1994 were $25.2 million and $68.6 million, respectively. These results represent increases of 13% and 12% over comparable periods in the prior year as the Company begins to realize savings from the reorganization and restructuring begun at the end of 1993. These savings have helped to increase gross profit margins by .9% to 52.7% for the quarter and .6% to 52.5% year-to-date. Marketing, Administrative and General Expenses decreased by $0.4 million and $3.2 million for the third quarter and nine months over the same periods in 1993. The Company continued its commitment to new product development, investing over 10% of sales revenue in research and development through the first nine months. Including the cost of the restructuring, the Company generated operating income of $20.4 million and $61.5 million in the third quarter and first nine months of 1994, respectively.

The Company continues to realize savings from its reorganization and restructuring efforts. For the nine months ended September 30, 1994 the Company saved approximately $20.0 million. These savings are primarily attributable to personnel reductions in excess of 700 individuals since the reorganization announcement. As the restructuring implementation continues, these savings are expected to increase to an anticipated total of $29.0 million for 1994. Not all of these savings however, will be incremental to earnings during this time of transition, constrained markets and flat sales.


Nonoperating expenses decreased, compared to the same periods in the prior year, by $1.4 million for the quarter and $0.1 million year-to-date. These decreases are primarily attributable to reduced net interest expense in 1994 and a loss on the sale of a facility in 1993.

Earnings before income taxes, excluding restructuring charges, for the third quarter and first nine months of 1994 were $4.2 million and $7.3 million higher, respectively, than the same periods in 1993. As a result of the restructuring charges in the third quarter and first nine months of 1994, earnings before income taxes declined $0.6 million and increased $0.2 million, respectively, over the same periods in 1993. The Company has benefitted from a decrease in its effective income tax rate from 36% to 35% as a larger proportion of the Company's earnings have been generated in lower tax rate jurisdictions. In the third quarter of 1994, the Company's net earnings, excluding restructuring charges, increased by $2.9 million over 1993 to $14.4 million or $0.51 per share. Net earnings for the first nine months, before restructuring charges and changes in accounting principles, were $38.7 million or $1.38 per share versus $33.4 million or $1.20 per share for the same period of 1993.

In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standard No. 112 ("SFAS 112") "Employers' Accounting for Postemployment Benefits". This statement required the Company to recognize a prior service obligation for the Company's commitment to provide benefits to former or inactive employees and their beneficiaries or covered dependents after employment but before retirement. Adoption of SFAS 112 resulted in the Company recording an after tax charge of $5.1 million in the first quarter.

Net earnings for the third quarter of 1994 were $11.3 million, or $0.40 per share compared to $11.5 million or $0.42 in 1993. Net earnings for the nine months ended September 30, 1994 were $29.0 million or $1.03 per share compared to $29.4 million or $1.06 per share in 1993.

The following table summarizes the impact of restructuring charges and the cumulative effect of changes in accounting principles on net earnings per share for the third quarter and nine months ended September 30, 1994.

                                    Three Months Ended      Nine Months Ended
                                       September 30           September 30
                                      1994       1993        1994       1993
                                        Per         Per          Per         Per
                                   Amt  Share  Amt  Share   Amt  Share  Amt  Share

Net earnings before
restructuring charges and
cumulative effect of changes
in accounting principles         $14.4   .51  11.5   .42   38.7  1.38   33.4  1.20

Restructuring charges,
net of taxes                      (3.1) (.11)    -     -   (4.6) (.17)     -     -

Cumulative effect of changes
in accounting principles             -     -     -     -   (5.1) (.18)  (4.0) (.14)

Net earnings                     $11.3   .40  11.5   .42   29.0  1.03   29.4  1.06



Financial Condition

For the nine months ended September 30, 1994, the Company had positive cash flow from operating and investing activities of $48.7 million. This represents an increase of $73.2 million over the same period in 1993. Contributing to this increase were lower pension plan contributions, lower incentive compensation payments,and an increase in proceeds from short term investments, partially offset by payments associated with the restructure in 1994.

The Company continued to exhibit its strong financial condition as its ratio of debt to capitalization at September 30, 1994 of 28.2% improved from 34.5% at December 31, 1993. The ratio of current assets to current liabilities also improved to 1.96 at September 30, 1994 from 1.68 at December 31, 1993. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future, including any negative short-term impact associated with the Company's reorganization and restructuring activities. In 1995 and beyond, the reorganization and restructuring will have a positive impact on cash flow.

In September 1994 the Company renegotiated its then existing revolving credit agreement which was scheduled to expire on July 1, 1996. The Company's current $150.0 million revolving Credit Agreement expires on September 30, 1999. Borrowings under the Credit Agreement are determined by current market rates and are subject to a number of conditions, including the absence of a significant change in control of the Company. In addition, the Credit Agreement requires the Company to maintain minimum consolidated tangible net worth and specified ratios of debt to total capital and operating income to interest charges. The Credit Agreement also limits the Company's ability to mortgage its assets, to merge or consolidate or to sell certain assets. Defaults under the Credit Agreement include nonpayment, breach of covenants, bankruptcy and certain cross defaults to other Company debt. Aggregate dividend payments are limited to the sum of $20.0 million and 30% of consolidated cumulative net earnings of the Company from June 30, 1992. As of September 30, 1994, there were no borrowings against the credit line and the Company is in compliance with the covenants of the Credit Agreement.

On September 1, 1994, the Company paid a quarterly cash dividend of $2.8 million or $0.10 per share of common stock. The Company declared on September 29, 1994 a regular quarterly cash dividend of $0.10 per share of common stock payable December 1, 1994.

                                   PART II

                              OTHER INFORMATION


Item 1.     Legal Proceedings

            As previously reported, the Company is obligated to contribute to any resolution of a lawsuit filed by Forest City Properties Corporation and FC Irvine, Inc.
            (collectively, "Forest City") against The Prudential
            Insurance Company of America ("Prudential") in 1991 concerning property in Irvine, California formerly owned by the Company. The trial of the Forest City lawsuit, which was expected to start October 31, 1994, has been rescheduled to begin January 17, 1995.

            In September 1994 Prudential and a number of other defendants, including Forest City, were sued by one of the tenants of the apartment houses built by Forest City on the above mentioned property in Irvine, California. The complaint, filed in the California Superior Court for the County of Orange, seeks damages for alleged personal injury, emotional distress, lost earnings, and medical expenses, as well as punitive and other damages (no dollar amount is specified) in connection with alleged soil and groundwater contamination of the Irvine property. Although the Company is not a named defendant at this time, the Company is obligated to contribute to any resolution of this lawsuit. The Company believes that any liability resulting from this lawsuit will not have a material adverse effect on the Company's operations or financial position.

            In September 1994 Aetna Casualty & Surety Company (Aetna) filed suit against the Company and its former corporate parent, SmithKline Beecham Corporation (SmithKline), in Pennsylvania State Court, asking the Court to find that Aetna has no insurance coverage obligations with respect to the environmental remediation of a large number of sites of SmithKline as well as a smaller number of Company sites. Because the action is primarily a dispute between Aetna and SmithKline, the Company plans to file a motion seeking its dismissal from the action at an early date. The outcome of this litigation, even if unfavorable to the Company, is not expected to have a material adverse effect on the Company's earnings or financial position.

            As previously reported, in February, 1992 a toxic tort action involving groundwater contamination in the Scottsdale area was filed in Maricopa County Superior Court, Arizona (Baker v. Motorola, Inc., et. al.) against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, SmithKline Beecham Corporation and others. In August, 1994 the Court certified two classes, one for property damage claims and another for medical monitoring claims. This is a significant development which will substantially increase the number of claimants.

            In June, 1994 another toxic tort action was filed in Maricopa County Superior Court, Arizona (Ford v. Motorola, et al.) by a number of residents of the Phoenix/Scottsdale area against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, the Cities of Phoenix and Scottsdale, and others. The suit, which was served on the Company in September, 1994, seeks damages for alleged personal injury, emotional distress, lost earnings and medical expenses, as well as punitive and other damages (no dollar amount is specified) in connection with alleged groundwater contamination in an area in Scottsdale, Arizona close to a former Company manufacturing facility.

            At the time SmithKline Beckman Corporation (SKB), the Company's former controlling stockholder, divested the Company in 1989 in conjunction with SKB's merger with Beecham Group p.l.c., a United Kingdom company, SKB and the Company entered into an agreement whereby SKB agreed to indemnify the Company with respect to its former Scottsdale manufacturing operations for any costs incurred by the Company in excess of applicable insurance. Consequently, the outcome of these Scottsdale groundwater contamination cases, even if unfavorable to the Company, should have no effect on the Company's earnings or financial position. SmithKline Beecham Corporation, the surviving entity of the 1989 merger of SKB and Beecham Group p.l.c., assumed the obligations of SKB in this respect.

            Local authorities in Palermo (Sicily), Italy are investigating the activities of officials at a local government hospital and laboratory. In addition to staff members in charge of the laboratory for the Palermo hospital, a number of representatives of the principal worldwide companies marketing diagnostic equipment in Italy were taken into temporary custody in September and October 1994 as part of the investigation. Included were three employees of the Company. Although the investigation is still underway, and only individuals are involved, it appears that the allegations focus on industrywide leasing practices throughout Italy. The investigation relates to activities at the Palermo hospital and laboratory that took place primarily during the 1980's. At the present time the Company does not expect this matter to have a material adverse effect on its operations or financial position.


Item 2.     Changes In Securities

            None.


Item 3.     Defaults Upon Senior Securities

            None.


Item 4.     Submission of Matters to a Vote of Security-Holders

            None.


Item 5.     Other Information

            None.


Item 6.     Exhibits and Reports on Form 8-K

            a)    Exhibits

                  10.1 Revolving Credit Agreement, dated as of
                       September 26, 1994, among the Company, the lenders named therein and Citicorp USA, Inc. as Agent.

                  10.2 Supplement to the Company's Executive Incentive
                       Plan, adopted by the Company in 1994 (filed as Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 1994, File No. 001-10109): Company Memorandum, FY 94 Incentive Plans, May 11, 1994.

                  15.  Independent Accountants' Report, October 21,
                       1994

                  27.  Financial Data Schedule

            b)    Reports on Form 8-K

                  None.

                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       BECKMAN INSTRUMENTS, INC.
                             (Registrant)



Date:  October 24, 1994                    by WILLIAM H. MAY
                                              William H. May
                                              Vice President, General
                                               Counsel and Secretary



Date:  October 24, 1994                    by DENNIS K. WILSON
                                              Dennis K. Wilson
                                              Vice President, Finance
                                               and Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
Number                 Description
- - -------                -----------

10.1 Revolving Credit Agreement, dated as of September 26, 1994, among the Company, the lenders named therein and Citicorp USA, Inc. as Agent.

10.2 Supplement to the Company's Executive Incentive Plan, adopted by the Company in 1994 (filed as Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 1994, File No. 001-10109): Company Memorandum, FY 94 Incentive Plans, May 11, 1994.

15.         Independent Accountants' Report, October 21, 1994

27.         Financial Data Schedule