Form 10-K
period 1994-12-31
BECKMAN INSTRUMENTS INC
filed 1995-02-08
CIK 840467

FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                for the fiscal year ended December 31, 1994
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 27, 1995: $863,994,264.

Common Stock, $.10 par value, outstanding as of January 27, 1995:
                        29,041,824 shares.

Documents incorporated by reference in this report:

      Documents incorporated                 Form 10-K part number
  Annual Report to stockholders for
the fiscal year ended December 31, 1994        Part I and Part II

 Proxy Statement for the 1995 Annual
Meeting of Stockholders to be held on
          April 6, 1995                             Part III

                         BECKMAN INSTRUMENTS, INC.
                                   PART I

Item 1.  Business

     Beckman Instruments, Inc. ("Beckman" or "the Company") is one of the world's leading manufacturers of instrument systems that make laboratories more efficient by simplifying and automating biologically based processes. The Company designs, manufactures, markets and services a broad range of laboratory instrument systems, reagents and related products, which customers typically use to conduct basic scientific research, new product research and development or diagnostic analysis of patient samples. In 1994 about 60 percent of total sales were for diagnostic applications, principally in hospital laboratories, while about 40 percent of sales were for life science applications in universities, medical schools and research institutes, or new product research and development in pharmaceutical and biotechnology companies. About half of reported sales were to customers outside the United States.

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

Markets

     Beckman's products facilitate a wide range of laboratory processes in facilities concerned with cells, sub-cellular particles, biochemical compounds and analysis of patient samples. In 1994 the worldwide market for the types of products the Company provides was about $6 billion. Slightly over half of this market was in clinical diagnostic applications, with the remaining portion of the market in more general purpose life science applications. Other similar or related product categories not currently offered by the Company represent an additional market potential which is estimated to be approximately $10 billion. The size and growth of markets for the Company's products are influenced by technological innovation in bioanalytical practice, government funding for basic and disease related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, health care spending and physician practice.

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




             PRODUCT SALES AS A PERCENT OF TOTAL PRODUCT SALES
                        FOR CATEGORIES REPRESENTING
                       MORE THAN 10 PERCENT OF SALES

                                     1994     1993     1992
                                     ----     ----     ----
     Separation Processes             28       27       28

     Automated General Chemistry
       for Clinical Diagnostics       40       40       39

     Special Chemistry Applications
       for Clinical Diagnostics       20       20       21




     Synthesis and Sample Preparation/Handling

          DNA Synthesizers

     DNA synthesizers automate the process of making synthetic oligonucleotides from organic chemicals. The Beckman Oligo 1000 significantly reduces the time required for synthesis and informs the user of synthesis progress by providing reaction and reagents status throughout the process. The Company recently introduced its new multi-column Oligo 1000M DNA Synthesizer for laboratories with high-volume oligonucleotide needs. With its ultra fast chemistry and eight columns, the Oligo 1000M produces high-quality oligonucleotides faster, more economically and more conveniently than other DNA synthesizers. Designed for continuous operation and ease of use, this is the first DNA synthesizer that is practical for multi-user environments. Oligo systems sell in the $18,000 to $30,000 price range.

          Robotic Workstations

     The Biomek(R) automated laboratory workstations perform complex operations involving liquids, including dispensing measured samples, adding reagents, diluting, mixing and transferring small volumes between reaction vessels. The systems handle multiple samples in parallel and may be equipped with a photometer for detection purposes. In 1994 the Company began shipping its second generation bio-robotics system, the Biomek(R) 2000 Laboratory Automation Workstation. Using the Biomek 2000 and the easy-to-use Windows*-based BioWorks(TM) operating system, users can easily program complex and repetitive tasks, including sample preparation for DNA sequencing. Biomek systems range in price from $35,000 to over $80,000. (*Windows is a trademark of Microsoft Corporation.)

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

     Beckman manufactures a broad line of centrifuges with varying speed characteristics ranging from "low speed" (few thousand rpm) to "high speed" (10,000 to 35,000 rpm) to "ultracentrifuges" (35,000 to 120,000 rpm) and sample capacities ranging from microliters (one millionth of a liter) to liters. The Avanti(TM) J-25 Centrifuge System, recently introduced by the Company, provides a revolutionary high-torque drive system which accelerates and brakes in half the time of conventional high-speed drives and delivers higher speeds and g-forces with larger volumes. The Avanti J-25 is ideal for a broad range of applications and features easy run set-up and a compact, ergonomic design. Prices of the Company's centrifuges vary from about $2,000 for a small low speed centrifuge to over $50,000 for an ultracentrifuge and over $100,000 for an analytical ultracentrifuge.

          High Performance Liquid Chromatographs ("HPLC")

     HPLC systems rely upon the difference in the rates of passage of the components in a chemical mixture through a tubular column filled with chemically active material. HPLC systems are powerful separation devices for biologically active compounds, since they are generally non-destructive, sensitive and capable of resolving very complex mixtures of similar compounds. The System Gold(R) HPLC manufactured by Beckman, which is designed to be particularly useful in life sciences laboratories, consists of several instrument modules that are used in various combinations, consumables, accessories and software tailored to specific applications, such as drug metabolism assays. Introduced in 1994 for use in quality control laboratories, the System Gold(R) Nouveau HPLC offers a variety of configurations for a wide range of applications. Beckman's HPLC systems typically sell for $20,000 to $55,000.

          Protein Sequencers

     Beckman manufactures and sells protein sequencer systems and related chemicals. Protein sequencing is used to determine the primary structure, i.e., the amino acid sequence, of a protein. Protein sequencer systems sell in the range of $90,000 to $130,000.

          Electrophoresis

     Electrophoresis systems separate mixtures of proteins, DNA, and other molecules principally on the basis of differences in mass and electrical charge. The P/ACE(TM) capillary electrophoresis product line represents a powerful extension of electrophoresis technology by combining the speed of traditional electrophoresis with the discrimination powers of chromatography.The result is an automated system for high speed, high sensitivity separation of proteins, nucleic acids and other biological materials. P/ACE systems typically sell for $40,000 to $60,000.

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

     In response to changes in reimbursement policies for hospitals and clinical laboratories, which required them to be more efficient, the Company developed a newer series of instrument systems, the SYNCHRON CX(R) line. The SYNCHRON CX systems have been designed as compatible modules which may be used independently or in various combinations with each other, to meet the specific needs of individual customers. The smallest of these modules, the SYNCHRON CX3 analyzer, is an upgrade of the ASTRA analyzer offering improved software, easier operation and reduced reagent consumption. The SYNCHRON CX(R)3 DELTA, introduced in 1994, is an extension of the original CX(R)3 that adds computer enhanced software features including positive sample identification and up to nine "on-board" chemistries.

     The SYNCHRON CX(R)4CE, CX5CE, and CX7 are computer enhanced models offering bi-directional communications with laboratory information systems. The SYNCHRON series will be further extended with the 1995 introduction of the SYNCHRON CX4 DELTA, CX5 DELTA and CX7 DELTA. These models offer industry leading, innovative software features to enhance laboratory productivity and a menu of over 65 different types of tests. The extensive menu includes immunoproteins, therapeutic drugs, drugs of abuse, and a complete listing of general chemistries. SYNCHRON systems range in price from $49,000 to $185,000 and are sold principally based on their ability to improve laboratory efficiency.

          Other Automated Clinical Chemistry Products

     The Company has a family of electrolyte analyzers that provide automated analysis of patient electrolyte concentrations such as sodium, potassium, and chloride. These analyzers include the LABLYTE(R) and SYNCHRON EL-ISE(R) series and range in price from $6,000 to $20,000. Beckman also offers a family of low cost instruments that perform manual analyses of glucose, blood urea nitrogen and creatinine.

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

          Other Special Chemistry Products

     The Company also produces a series of single use, self-contained diagnostic test "kits" for use in physicians' offices and group practices. For example, the Hemoccult(R) disposable fecal occult blood testing kit is used in the diagnosis of gastrointestinal disease. In 1994 the Company introduced the FlexSure(TM) HP test kit, a test used as an aid in the diagnosis of H.pylori infection which is associated with several gastrointestinal diseases.

Competition

     The markets for the Company's products are highly competitive, with hundreds of companies participating in one or more portions of the market. There are a number of competitors which sell both life sciences and diagnostic products, including the Hitachi Ltd./ Boehringer Mannheim GmbH collaboration, E.I. du Pont de Nemours & Co. Inc., Bio-Rad Laboratories, Inc. and LKB Pharmacia AB. Additional competitors focused more directly on life sciences include Hewlett-Packard Co. and The Perkin-Elmer Corporation. Additional competitors in the clinical laboratory market include Abbott Laboratories, Hoechst Corporation (Behring Diagnostics Division), Johnson & Johnson, Inc. and Bayer Diagnostics. Competitors include divisions or subsidiaries of corporations with substantial resources. In addition the Company competes with several companies that sell reagents for laboratory instruments that are manufactured by Beckman and others.

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

     The Company's RD&E expenditures for fiscal years 1994, 1993, and 1992 were $91.5 million, $93.3 million and $85.9 million respectively.
Management intends to maintain the present level of the Company's investment in RD&E spending.

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

Patents and Trademarks

     To complement and protect the innovations created by the Company's RD&E efforts, the Company has an active patent protection program which includes more than 600 active U.S. patents and patent applications. The Company also files important corresponding applications in principal foreign countries. The Company has taken an aggressive posture in protecting its patent rights; however, no one patent is considered essential to the success of the business.

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

Government Regulations

     Certain of the Company's products are subject to regulations of the U.S. Food and Drug Administration (the "FDA") which require such products to be manufactured in accordance with "good manufacturing practices". Such laws and regulations also require that such products be safe and effective and that the labeling of those products conform with specific requirements. Testing is conducted to demonstrate performance claims and to provide other necessary assurances. Clinical systems and reagents must be reviewed by the FDA before sale and, in some instances, are subject to product standards, other special controls or a formal FDA premarket approval process. New federal regulations under the Clinical Laboratory Improvement Amendments of 1988 will require FDA review and approval of quality assurance protocols for the Company's clinical reagent products.
Originally scheduled for implementation in 1994, implementation is now scheduled for September, 1996. While adding to the overall regulatory review process, this is not expected to materially affect the sale of the Company's products. Certain of the Company's products are subject to comparable regulations in other countries as well.

     In January 1993 the member states of the European Union (EU) began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). The Company's manufacturing operations in its Brea, Carlsbad, Fullerton, Palo Alto and Porterville, California; Allendale, New Jersey; Sharon Hill, Pennsylvania; Naguabo, Puerto Rico and Galway, Ireland facilities have been certified as complying with the requirements of ISO 9000. Many of the Company's international sales subsidiaries have also been certified, including those located in Australia, Canada, France, Germany, Italy, The Netherlands, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom.

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

     In 1983 the Company discovered organic chemicals in the groundwater near a waste storage pond at a Company facility in Porterville, California. SmithKline Beckman, the Company's former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred by the Company in excess of applicable insurance, eliminating any impact on the Company's earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham, assumed the obligations of SmithKline Beckman in this respect.

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

     Investigations conducted on the property have determined that soil and groundwater remediation is required and such remediation is underway. During 1994 the County formally acknowledged completion of remediation of a major portion of the soil, although there remain other areas of soil contamination that may require further remediation. The Company also operated a groundwater treatment system throughout 1994. The Company believes that it has established adequate reserves for remediation of any remaining soil contamination, operation and maintenance of the groundwater treatment system and any necessary additional groundwater investigations.

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

Employee Relations

     The Company and its subsidiaries presently employ approximately 5,900 persons throughout the world, including approximately 4,200 in the United States. The Company considers that its relations with its employees are generally good.

Geographic Area Information

     Information with respect to the above-captioned item is incorporated by reference to Note 12 Business Segment Information of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

Item 2. Properties

     The Company's primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California. Central manufacturing support facilities for parts and electronic subassemblies are located in Porterville, California. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Carlsbad, California, Naguabo, Puerto Rico, and Galway, Ireland. The Company's computer software products business is located in Allendale, New Jersey. The Company's facility for the production of Hemoccult(R) test kits and related products is located in Sharon Hill, Pennsylvania.

     All U.S. manufacturing facilities, including land and buildings, are owned by the Company with the exception of Allendale and Sharon Hill which are leased facilities, and Palo Alto, where the Company has built and owns its buildings on a long-term land lease expiring in 2054. All manufacturing facilities outside the U.S. are leased. The central production facilities for the Company also include plastics fabrication and machine shop capabilities in Fullerton to serve the entire Company. This facility, in conjunction with electronic subassembly work done in Porterville, supplies the primary parts and subassemblies for the instrument systems to the various instrument assembly locations in California. The Company's principal distribution locations are in Brea and Fullerton, California, Somerset, New Jersey and Frankfurt, Germany. In 1994 the Company established a European administration center at a facility in Nyon, Switzerland.

     The Company believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

Item 3. Legal Proceedings

     As previously reported, in 1991 Forest City Properties Corporation and F.C. Irvine, Inc. (collectively, "Forest City"), current owners and developers of a portion of the same real property in Irvine referred to under the caption "Environmental Matters" herein, filed suit against Prudential in the California Superior Court for the County of Los Angeles, alleging breach of contract and damages caused by the pollution of the property. Forest City originally sought damages of more than $20 million but recently increased its demand to $40 million. Forest City also seeks additional remediation of the property. Although the Company is not a named defendant in the Forest City action, it is obligated to contribute to any resolution of that action pursuant to the Company's 1990 settlement agreement with Prudential. See "Environmental Matters" herein. The trial of this matter is scheduled to begin February 14, 1995. The Company has established a reserve for the resolution of this lawsuit. Although the outcome of litigation cannot be predicted with certainty, the Company believes that any additional liability beyond that provided for will not have a material adverse effect on the Company's operations or financial position.

     As previously reported, in September 1994 Prudential, Forest City and a number of other defendants, not including the Company, were sued by one of the tenants of the apartment houses built by Forest City on the above mentioned property in Irvine, California. The complaint, filed in the California Superior Court for the County of Orange as Etezadi v. Prudential Insurance Company, et. al., seeks damages for alleged personal injury, emotional distress, lost earnings, and medical expenses, as well as punitive and other damages (no dollar amount is specified) in connection with alleged soil and groundwater contamination of the Irvine property. Although the Company is not a named defendant at this time, the Company is obligated to contribute to any resolution of this lawsuit. The Company believes that any liability resulting from this lawsuit will not have a material adverse effect on the Company's operations or financial position.

     As previously reported, since 1992 four toxic tort lawsuits* have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, the cities of Phoenix and Scottsdale, and others. The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stockholder, for any costs incurred in these matters in excess of applicable insurance, and thus the outcome of these litigations, even if unfavorable to the Company, should have no effect on the Company's earnings or financial position. The lawsuits seek damages for alleged personal injury, emotional distress, lost earnings and medical expenses, as well as punitive and other damages (no dollar amount is specified) in connection with alleged groundwater contamination in an area in Scottsdale, Arizona close to a former Company manufacturing facility. The suits are currently in the discovery phase and a trial date has not been scheduled for any of them. In one of the cases, Baker v. Motorola, Inc. et al, the Court in 1994 certified two classes of plaintiffs, one for property damage claims and another for medical monitoring claims. This is a significant development which will substantially increase the number of claimants. The Company is vigorously defending all of the suits which it believes are without merit.

          * Baker v. Motorola, Inc. et al (filed February 1992),
            Lofgren v. Motorola, Inc. et al (filed April 1993),
            Betancourt v. Motorola, Inc. et al (filed July 1993) and Ford
            v. Motorola, Inc. et al (filed June 1994).

     As previously reported, the public prosecutor in Palermo (Sicily), Italy is investigating the activities of officials at a local government hospital and laboratory. In addition to staff members in charge of the laboratory for the Palermo hospital, a number of representatives of the principal worldwide companies marketing diagnostic equipment in Italy were taken into temporary custody for questioning as part of the investigation. Included were three employees of the Company's Italian subsidiary (the "Subsidiary"). The investigation, which is still underway, also obtained documents from the Subsidiary and from other major diagnostic companies. The inquiry of the Subsidiary focuses on past leasing practices for placement of diagnostic equipment which were common industrywide practices throughout Italy, but now are alleged to be improper. Criminal accusations could possibly be made against individuals at the Subsidiary; however, no formal charges have been issued by the Palermo prosecutor. Recently, new inquiries to the Subsidiary have been initiated by the prosecutor from the region of Florence.

     Although no criminal action would be brought against the Subsidiary, it could be liable with respect to any civil action for damages caused by the alleged improper conduct of the individuals. It will not be feasible to evaluate the likelihood of any criminal conviction or civil liability until the Palermo prosecutor reveals the evidence which allegedly supports the possible accusations. Although it is very difficult to evaluate the political climate in Italy and the activities of the Italian public prosecutors, at the present time the Company does not expect this matter to have a material adverse effect on its operations or financial position.

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

Executive Officers of the Company

     The following is a list of the executive officers of the Company as of February 7, 1995, showing their ages, present positions and offices with the Company and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

Louis T. Rosso, 61, Chairman of        Mr. Rosso was named Chairman
the Boad and Chief Executive           of the Board of the Company in
Officer                                1989, was named Chief
                                       Executive Officer in 1988 and
                                       was its President from 1982
                                       until 1993. He also served as
                                       a Vice President of SmithKline
                                       Beckman from 1982 to 1989.
                                       Mr. Rosso first joined the
                                       Company in 1959 and was named
                                       Corporate Vice President in
                                       1974.  He is a director of
                                       Allergan, Inc. and is a member
                                       of the Board of Trustees of
                                       St. Jude Heritage Foundation
                                       in Fullerton, California and
                                       of Harvey Mudd College.  Mr.
                                       Rosso has been a director of
                                       the Company since 1988.


John P. Wareham, 53, Director,         Mr. Wareham was named
President, and Chief Operating         President and Chief Operating
Officer                                Officer of the Company
                                       effective October 15, 1993.
                                       On December 1, 1993 he was
                                       elected to the Board of
                                       Directors.  Mr. Wareham joined
                                       the Company in 1984 as Vice
                                       President, Diagnostic Systems
                                       Group and served in that
                                       capacity until his appointment
                                       as President.  Prior thereto
                                       he had been President of
                                       Norden Laboratories, Inc., a
                                       wholly owned subsidiary of
                                       SmithKline Beckman engaged in
                                       developing, manufacturing and
                                       marketing veterinary products.
                                       Mr. Wareham first joined
                                       SmithKline Beckman in 1968.
                                       He is a director of the Little
                                       Rapids Corporation and The
                                       John Henry Foundation.


Michael T. O'Neill, 54, Senior         Mr. O'Neill was named Senior
Vice President, Commercial             Vice President, Commercial
Operations                             Operations of the Company
                                       effective October 15, 1993.
                                       He had been Vice President,
                                       Bioanalytical Systems Group
                                       since 1989.  Prior thereto he
                                       had been Vice President,
                                       International Operations for
                                       the Bioanalytical systems
                                       Group since 1985.  Mr. O'Neill
                                       first joined the Company in
                                       1973.


Dennis K. Wilson, 59, Vice             Mr. Wilson was named Vice
President, Finance and Chief           President, Finance and Chief
Financial Officer                      Financial Officer of the
                                       Company effective December 24,
                                       1993.  He was  Vice President,
                                       Treasurer of the Company from
                                       1989 until his current
                                       appointment.  Prior thereto he
                                       had been Vice President,
                                       Corporate Accounting and
                                       Assistant Controller of
                                       SmithKline Beckman since 1984.
                                       Mr. Wilson first joined the
                                       Company in 1969.


James T. Glover, 44, Vice              Mr. Glover was appointed to
President and Controller               his present position as Vice
                                       President and Controller of
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


William H. May, 52, Vice               Mr. May has been General
President, General Counsel and         Counsel and Secretary of the
Secretary                              Company since 1984 and has
                                       been Vice President, General
                                       Counsel and Secretary of the
                                       Company since 1985.  Mr. May
                                       first joined the Company in
                                       1976.


Richard K. Sears, 62, Vice             Mr. Sears has been Vice
President, Human Resources             President, Human Resources of
                                       the Company since 1991.  Prior
                                       thereto he had been President
                                       of Haiku/Hawaii, a building
                                       material and development
                                       company, from 1989 to 1990.
                                       Before that he was Vice
                                       President - Corporate
                                       Administration of the Irvine
                                       Company of Newport Beach,
                                       California, a major California
                                       real estate developer, from
                                       1984 to 1987, and served as
                                       the principal of his own
                                       consulting practice in the
                                       field of planning and general
                                       management from 1987 to 1989.
                                       Mr. Sears originally joined
                                       the Company in 1955 when he
                                       served in a number of
                                       administrative and management
                                       positions for a period of 14
                                       years.


Bruce A. Tatarian, 46, Vice            Mr. Tatarian was named Vice
President, Bioresearch                 President, Bioresearch
Commercial Operations                  Commercial Operations
International                          International of the Company
                                       effective January 1, 1994.  He
                                       was Vice President, Marketing
                                       Operations for the
                                       Bioanalytical Systems Group
                                       from 1991 until his current
                                       appointment.  Prior thereto he
                                       had been Vice President -
                                       Manager, Analytical Business
                                       Unit from 1990 to 1991.  He
                                       rejoined the Company in 1989
                                       as Director of Product
                                       Planning and Technical
                                       Assessment of the
                                       Bioanalytical Systems Group.
                                       Mr. Tatarian originally joined
                                       the Company in 1973 when he
                                       served in a number of
                                       marketing positions for a
                                       period of ten years.


Arthur A. Torrellas, 64, Vice          Mr. Torrellas was named Vice
President, Diagnostic                  President, Diagnostic
Commercial Operations                  Commercial Operations of the
                                       Company effective January 1,
                                       1994.  He had been Vice
                                       President, International
                                       Operations for the Diagnostic
                                       Systems Group since 1985.  Mr.
                                       Torrellas first joined the
                                       Company in 1977.


Albert R. Ziegler, 56, Vice            Mr. Ziegler was named Vice
President, Diagnostics                 President, Diagnostics
Development Center                     Development Center of the
                                       Company effective January 1,
                                       1994.  He joined the Company
                                       in 1986 as Vice President,
                                       North America Operations for
                                       the Diagnostic Systems Group.
                                       Prior thereto he had been
                                       President of Branson
                                       Ultrasonics Corporation, a
                                       manufacturer of industrial
                                       ultrasound instruments and a
                                       subsidiary of SmithKline
                                       Beckman until the divestiture
                                       of SmithKline Beckman's
                                       industrial instruments
                                       businesses in 1984.  Mr.
                                       Ziegler first joined
                                       SmithKline Beckman in 1971.


Paul Glyer, 38, Treasurer              Mr. Glyer was named Treasurer
                                       of the Company effective
                                       December 24, 1993.  He served
                                       as Assistant Treasurer since
                                       1989 when he first joined the
                                       Company.

                                  PART II

Item 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters

     Information with respect to the above-captioned Item is incorporated herein by reference to the sections entitled "Stock Exchanges and Prices" and "Dividends" of the Company's Annual Report to Stockholders for the year ended December 31, 1994. During 1994 the Company paid four consecutive quarterly dividends of $.10 per share of common stock, for a total of $.40 per share for the year. During 1993 the Company paid four consecutive quarterly dividends of $.09 per share of common stock, for a total of $.36 per share for the year. Information with respect to dividend restrictions is incorporated by reference to Note 5 Debt of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of the Company's Annual Report to Stockholders for the year ended December 31, 1994. In addition, as of January 27, 1995, there were approximately 10,115 holders of record of the Company's common stock.

Item 6.  Selected Financial Data

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "FIVE-YEAR FINANCIAL AND STATISTICAL DATA" of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "FINANCIAL REVIEW" of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

Item 8.  Financial Statements and Supplementary Data

     Information with respect to the above-captioned Item is incorporated herein by reference to the consolidated financial statements, including all the notes thereto, and the sections entitled "REPORT BY MANAGEMENT", "INDEPENDENT AUDITORS' REPORT" and "QUARTERLY DATA (UNAUDITED)" of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant

     Directors - The information with respect to directors required by this
Item is incorporated herein by reference to those parts of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 6, 1995 entitled "ELECTION OF DIRECTORS" and "BOARD OF DIRECTORS INFORMATION."

     Executive Officers - The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11. Executive Compensation

     The information with respect to executive compensation required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 6, 1995 entitled "EXECUTIVE COMPENSATION."

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information with respect to security ownership required by this
Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 6, 1995 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13. Certain Relationships and Related Transactions

     The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 6, 1995 entitled "BOARD OF DIRECTORS INFORMATION, Compensation Committee Interlocks and Insider Participation."

                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1), (a)(2) Financial Statements and Financial Statement
                    Schedules

     The financial statements and financial statement schedules filed as part of the report are incorporated by reference in the "INDEX OF FINANCIAL STATEMENTS AND SCHEDULES" following this Part IV.

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

          3.2 Amended and Restated By-Laws of the Company, as of November 30, 1994.

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

          4.4 Amendment 1993-1 to the Company's Savings and Investment Plan, adopted November 3, 1993, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992, File No. 33-51506 (incorporated by reference to Exhibit 4 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1994, File No. 001-10109).

         10.1 Revolving Credit Agreement, dated as of September 26, 1994, among the Company, the lenders named therein and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit
               10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1994, File No. 001-10109).

        10.2 Revolving Credit Agreement, dated as of July 2, 1992, among the Company, the lenders named therein and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit 10.16 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

        10.3 First Amendment to Revolving Credit Agreement, dated as of December 31, 1993, among the Company, the lenders named therein and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit 10.13 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

        10.4 Note Agreement, dated as of February 5, 1993, among the Company, Nationwide Life Insurance Company and three other insurance companies named therein (incorporated by reference to Exhibit 10.17 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

        10.5 Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of October 6, 1993 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

        10.6 Loan Agreement (Multiple Advance), dated September 30, 1993, between Beckman Instruments (Japan) Limited and the Industrial Bank of Japan, Limited (English translation, including certification as to accuracy; original document executed in Japanese) (incorporated by reference to Exhibit
               10.21 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

        10.7 Term Loan Agreement, dated as of September 30, 1993, between Beckman Instruments (Japan) Limited and Citibank, N.A., Tokyo Branch (incorporated by reference to Exhibit 10.22 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

        10.8 Term Loan Agreement, dated as of December 9, 1993, between Beckman Instruments (Japan) Limited and The Dai-Ichi Kangyo Bank Limited (English translation, including certification as to accuracy; original document executed in Japanese) (incorporated by reference to Exhibit 10.23 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

        10.9 Trust Agreement between the Company and Mellon Bank, N.A. as Trustee, for the benefit of Participating Employees, dated as of January 31, 1993 (incorporated by reference to Exhibit
               10.22 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

     * 10.10 The Company's Executive Incentive Plan, adopted by the Company in 1994 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1994, File No. 001-10109).

     * 10.11 Supplement to the Company's Executive Incentive Plan, adopted by the Company in 1994: Company Memorandum, FY 94 Incentive Plans, May 11, 1994 (incorporated by reference to
               Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1994, File No. 001-10109).

     * 10.12 The Company's Executive Bonus Plan, adopted by the Company in 1993 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

     * 10.13 The Company's Incentive Compensation Plan of 1990, as restated with amendments of January 29, 1992, amendments approved by stockholders May 6, 1992 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

     * 10.14 The Company's Incentive Compensation Plan, as amended by the Company's Board of Directors on October 26, 1988 and as amended and restated by the Company's Board of Directors on March 28, 1989 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1989, File No. 001-10109).

     * 10.15 Beckman Instruments, Inc. Supplemental Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1990, File No. 001-10109).

     * 10.16   The Company's Stock Option Plan for Non-Employee
               Directors, as restated with amendments of January 29, 1992, amendments approved by stockholders May 6, 1992 (incorporated by reference to Exhibit 10.19 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

     * 10.17 Form of Restricted Stock Agreement, dated as of September 16, 1991, between the Company, each of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.19 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1991, File No. 001-10109).

     * 10.18 Form of Legended Stock Agreement and Election For Deferral of a Portion of the FY 93 Executive Bonus Plan, between the Company and some of its Executive Officers and other key employees (incorporated by reference to Exhibit 10.20 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

     * 10.19 Form of Change in Control Agreement, dated as of May 1, 1989, between the Company, each of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.34 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).

     * 10.20 Agreement Regarding Retirement Benefits of Arthur A. Torrellas, dated December 20, 1993, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit
               10.24 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

     * 10.21 Beckman Instruments, Inc. Deferred Directors' Fee Program, adopted by the Company November 30, 1994.


       10.22 Distribution Agreement, dated as of April 11, 1989, among SmithKline Beckman Corporation the Company and Allergan, Inc. (incorporated by reference to Exhibit 3 to SmithKline Beckman Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).

       10.23 Amendment to the Distribution Agreement effective as of June 1, 1989 between SmithKline Beckman Corporation, the Company and Allergan, Inc. (incorporated by reference to Exhibit
               10.26 of Amendment No. 2 to the Company's Form S-1 registration statement, File No. 33-28853).

       10.24 Cross-Indemnification Agreement between the Company and SmithKline Beckman Corporation (incorporated by reference to
               Exhibit 10.1 of Amendment No. 1 to the Company's Form S-1 registration statement, File No. 33-24572).

       10.25   Tax Agreement, dated as of April 11, 1989, between
               SmithKline Beckman Corporation and the Company (incorporated by reference to Exhibit 4 to SmithKline Beckman
               Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).

       10.26 Tax Sharing Agreement between the Company and SmithKline Beckman Corporation (incorporated by reference to Exhibit
               10.2 of Amendment No. 1 to the Company's Form S-1 registration statement, File No. 33-24572).

       11.     Statement regarding computation of per share earnings:
               This information is incorporated by reference to Note 1 Summary of Significant Accounting Policies of the Company's Annual Report to Stockholders for the year ended December 31, 1994.

       13. WORDS ON NUMBERS, FINANCIAL REVIEW Section of the Company's annual Report to Stockholders for the year ended
               December 31, 1994.

       21.     Subsidiaries

       24.     Consent of KPMG Peat Marwick LLP, February 3, 1995.

       27.     Financial Data Schedule.

     (b)     Reports on Form 8-K During Fourth Quarter ended
             December 31, 1994.

     No Reports on Form 8-K were filed during the quarter ended
December 31, 1994.

                         Beckman Instruments, Inc.

                                  INDEX TO
                     FINANCIAL STATEMENTS AND SCHEDULES


     The consolidated financial statements of the Company and the related report of KPMG Peat Marwick LLP, dated January 19, 1995 are incorporated by reference to the financial section entitled "Words on Numbers of the Company's Annual Report to stockholders for the year ended December 31, 1994.

     The information required to be reported in the Supplementary Financial Schedule entitled, VIII Allowance for Doubtful Accounts, for the three year period ended December 31, 1994 is set forth in Note 13, Supplementary Information, of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of the Company's Annual Report to Stockholders for the year ended December 31, 1994. Schedules not included herein have been omitted because they are not applicable, are no longer required or the required information is presented in the consolidated financial statements or in the notes to the consolidated financial statements.




                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BECKMAN INSTRUMENTS, INC.


Date:  February 2, 1995               By LOUIS T. ROSSO
                                         Louis T. Rosso
                                         Chairman of the Board and
                                         Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                    Title                    Date
  _________                    _____                    ____

                         Chairman of the Board
                          and Chief Executive
                          Officer (Principal
LOUIS T. ROSSO            Executive Officer)         February 2, 1995
Louis T. Rosso

                               President,
                         Chief Operating Officer
JOHN P. WAREHAM                and Director          February 2, 1995
John P. Wareham

                         Vice President, Finance
                       and Chief Financial Officer
                          (Principal Financial
DENNIS K. WILSON         and Accounting Officer)     February 2, 1995
Dennis K. Wilson

                           Vice President and
JAMES T. GLOVER                Controller            February 2, 1995
James T. Glover


EARNEST H. CLARK, JR.            Director            February 2, 1995
Earnest H. Clark, Jr.


CAROLYNE K. DAVIS                Director            February 6, 1995
Carolyne K. Davis, Ph.D.


DENNIS C. FILL                   Director            February 2, 1995
Dennis C. Fill


GAVIN HERBERT                    Director            February 2, 1995
Gavin S. Herbert


WILLIAM N. KELLEY                Director            February 2, 1995
William N. Kelley, M.D.


FRANCIS P. LUCIER                Director            February 2, 1995
Francis P. Lucier


C. RODERICK O'NEIL               Director            February 2, 1995
C. Roderick O'Neil


DAVID S. TAPPAN, JR.             Director            February 2, 1995
David S. Tappan, Jr.


HENRY WENDT                      Director            February 5, 1995
Henry Wendt


BETTY WOODS                      Director            February 2, 1995
Betty Woods

                             INDEX TO EXHIBITS


Exhibit
Number                       Exhibit
- ---------                   ----------

  3.2     Amended and Restated By-Laws, as of
          November 30, 1994.

 10.21    Beckman Instruments, Inc. Deferred
          Directors' Fee Program, adopted by the
          Company November 30, 1994.

 13. WORDS ON NUMBERS, FINANCIAL REVIEW Section of the Company's Annual Report to Stockholders for the year ended
          December 31, 1994.

 21.      Subsidiaries

 24.      Consent of KPMG Peat Marwick LLP,
          February 3, 1995.

 27.      Financial Data Schedule