Form 10-Q
period 1995-03-31
BECKMAN INSTRUMENTS INC
filed 1995-04-26
CIK 840467

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

(Mark One)
(X)     Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934

        For the quarterly period ended March 31, 1995

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


                 APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding shares of common stock, $0.10 par value, as of April 20, 1995: 28,950,176 shares.

                                PART I
                          FINANCIAL INFORMATION

Item 1.   Financial Statements                                Page

          Condensed Consolidated Statements of Earnings
          for the three month periods ended March 31,
          1995 and 1994                                        3

          Condensed Consolidated Balance Sheets
          as of March 31, 1995 and December 31, 1994           4

          Condensed Consolidated Statements of Cash Flows
          for the three month periods ended March 31, 1995
          and 1994                                             5

          Notes to Condensed Consolidated Financial
          Statements                                           6


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  9



                                PART II
                           OTHER INFORMATION


Item 1.   Legal Proceedings                                   12

Item 2.   Changes In Securities                               12

Item 3.   Defaults Upon Senior Securities                     12

Item 4.   Submission of Matters to a Vote of
          Security-Holders                                    13

Item 5.   Other Information                                   13

Item 6.   Exhibits and Reports on Form 8-K                    13

                                PART I

                       BECKMAN INSTRUMENTS, INC.
                         FIRST QUARTER REPORT
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            (Dollars in Millions, Except Amounts Per Share)
                               Unaudited


                                                  Three Months Ended
                                                       March 31,
                                                     1995     1994
                                                    ------   ------
Sales                                               $205.0   $198.6

Operating costs and expenses:
     Cost of sales                                    97.2     95.1
     Marketing, administrative and general            65.2     63.4
     Research, development and engineering            22.1     21.6
     Restructuring charge                              3.1      1.2
                                                     -----    -----
                                                     187.6    181.3
                                                     -----    -----
Operating income                                      17.4     17.3

Nonoperating income (expense):
     Interest income                                   1.3      1.1
     Interest expense                                 (2.8)    (2.7)
     Other, net                                       (0.3)    (0.7)
                                                     ------   ------
                                                      (1.8)    (2.3)
                                                     ------   ------
Earnings before income taxes                          15.6     15.0
Income tax provision                                   5.3      5.2
                                                     ------   ------

Net earnings before cumulative effect of
 change in accounting principles                      10.3      9.8
                                                     ------   ------
Cumulative effect of change in accounting principles:
     Accounting for postemployment benefits
      (net of tax benefit of $3.0)                       -     (5.1)
                                                     ------   ------
Net earnings                                        $ 10.3   $  4.7
                                                    =======   ======
Weighted average common shares and common
 share equivalents-(thousands)                      28,825   27,917

Net earnings per share before cumulative effect
 of change in accounting principles                  $0.36    $0.35

Cumulative effect of change in accounting principles:
     Accounting for postemployment benefits
     (net of tax benefit of $3.0)                        -    (0.18)
                                                     ------   ------
Net earnings per share                              $ 0.36   $ 0.17
                                                    =======   ======


See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollars in Millions)
                               Unaudited

                                                 March 31, December 31,
                                                    1995     1994
Assets
Current assets:
     Cash and equivalents                          $ 23.7   $ 44.2
     Short-term investments                           4.1      0.7
     Trade receivables                              257.0    265.9
     Inventories                                    162.3    150.7
     Deferred income taxes                           38.4     37.8
     Other current assets                            13.2     12.7
                                                   ------   ------
          Total current assets                      498.7    512.0

Property, plant and equipment, net                  235.7    232.6
Deferred income taxes                                56.8     56.6
Other assets                                         35.1     27.9
                                                   ------   ------
          Total assets                             $826.3   $829.1
                                                   ======   ======
Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                 $ 20.4   $ 12.2
     Accounts payable and accrued expenses          189.7    202.9
     Income taxes                                    56.3     53.7
                                                   ------   ------
        Total current liabilities                   266.4    268.8

Long-term debt, less current maturities             117.3    117.3
Other liabilities                                   114.8    126.0
                                                   ------   ------
        Total liabilities                           498.5    512.1
                                                   ------   ------
Stockholders' equity                                327.8    317.0
                                                   ------   ------
        Total liabilities and stockholders' equity $826.3   $829.1
                                                   ======   ======

See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Millions)
                               Unaudited

                                                  Three Months Ended
                                                       March 31,
                                                     1995     1994
                                                   -------  -------
Cash Flows From Operating Activities
     Net earnings                                  $ 10.3   $  4.7
     Adjustments to reconcile net earnings to net
     cash provided (used) by operating activities:
          Depreciation and amortization              18.6     16.5
          Deferred income taxes                      (0.6)    (1.8)
     Changes in assets and liabilities:
          Trade receivables                          11.3     (1.4)
          Inventories                               (10.6)       -
          Accounts payable and accrued expenses      (9.5)    (6.7)
          Restructuring reserve                      (4.5)    (9.5)
          Accrued income taxes                        2.6      2.6
          Other                                     (19.3)    17.7
                                                   -------  -------
             Net cash provided (used)
             by operating activities                 (1.7)    22.1
                                                   -------  -------
Cash Flows from Investing Activities
     Additions to property, plant and equipment     (24.2)   (19.5)
     Net disposals of property, plant and equipment   3.3      3.4
     Sale (Purchase) of short-term investments       (3.4)    (3.3)
                                                   -------  -------
             Net cash used by investing activities  (24.3)   (19.4)
                                                   -------  -------
Cash Flows from Financing Activities
     Dividends to stockholders                       (3.1)    (2.8)
     Proceeds from issuance of stock                  4.4      2.4
     Purchase of treasury stock                      (2.1)       -
     Notes payable borrowings                        10.4      6.7
     Notes payable reductions                        (3.0)   (11.7)
     Long-term debt borrowings                          -      4.7
     Long-term debt reductions                       (0.5)   (11.7)
     Other                                           (0.5)    (0.3)
                                                   -------  -------
             Net cash provided (used)
             by financing activities                  5.6    (12.7)
                                                   -------  -------
     Effect of exchange rates on cash and
      equivalents                                    (0.1)     0.1
                                                   -------  -------
     Decrease in cash and equivalents               (20.5)    (9.9)

     Cash and equivalents -- beginning of period     44.2     24.2
                                                   -------  -------
     Cash and equivalents -- end of period         $ 23.7   $ 14.3
                                                   =======  =======
Supplemental Disclosures of Cash Flow Information
     Cash paid during the period for:
          Interest                                   $1.8      $1.4
          Income taxes                               $3.4      $1.1


See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.

                               Notes To
              Condensed Consolidated Financial Statements



1     Report by Management

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the annual Form 10-K for 1994 which is on file with the Securities and Exchange Commission.

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

2     Earnings per share

In 1995, earnings per share is computed including common share equivalents. Common share equivalents represent the dilutive effect of outstanding stock options. Common share equivalents were excluded in previous periods as they were less than three percent dilutive. Primary earnings per share approximates fully diluted earnings per share. Earnings per share are calculated as follows:

                                             Quarter ended           Quarter ended
                                             March 31, 1995          March 31, 1994
                                                      Earnings                 Earnings
(In thousands, except amounts per share)   Shares     Per Share     Shares     Per Share
                                           ------      -------      ------      ------
Weighted average shares of
  common stock outstanding                 28,083      $ 0.37       27,917       $0.17
Common share equivalents                      742       (0.01)           *           *
Weighted average common and
  common share equivalents                 28,825      $ 0.36       27,917       $0.17
                                           ======      =======      ======       =====
*  Less than 3% dilutive

3     Inventories
Inventories are comprised of the following:

                                     March 31,          December 31,
                                       1995                 1994
                                      ------               ------
Finished products                     $110.0               $104.1
Raw materials, parts
  and assemblies                        44.2                 41.3
Work in-process                          8.1                  5.3
                                      $162.3               $150.7
                                      ======               ======

4     Investments

In March 1995, the Company formed a marketing and service alliance with BioSepra Inc. ("BioSepra"), a biochromatography systems manufacturer, to offer systems for high speed, high resolution separation of biomolecules. The Company paid $3.0 million for the exclusive rights to market and sell certain of BioSepra's products.

Also in March 1995, the Company made a $5.0 million investment in Sepracor Inc. ("Sepracor"), receiving exchangeable preferred stock and certain rights in regard to the disposition of Sepracor's shares of its subsidiary, BioSepra.


5     Change in Accounting Principles

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


6     Contingencies

Environmental

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

During 1994 the County formally acknowledged completion of remediation of a major portion of the soil, although there remain some areas of soil contamination that may require further remediation. The Company continues to operate a groundwater treatment system at the property and expects to do so for the foreseeable future. The Company believes it has established adequate reserves to complete the remediation of any remaining soil contamination, operation and maintenance of the groundwater treatment system and any necessary additional groundwater investigations.


In September 1994, one of the tenants of the apartment houses built on the above-mentioned property filed a lawsuit against the original purchaser and a number of other defendants, not including the Company. The lawsuit alleges damages caused by the pollution of the property. Although the Company is not a named defendant at this time, the Company is obligated to contribute to any resolution of this lawsuit.

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


Litigation

Local authorities in Palermo (Sicily), Italy are investigating the activities of officials at a local government hospital and laboratory. In addition to staff members in charge of the laboratory for the Palermo hospital, a number of representatives of the principal worldwide companies marketing diagnostic equipment in Italy were taken into temporary custody as part of the investigation. Included were three employees of the Company's Italian subsidiary (the "Subsidiary"). The investigation, which is still underway, also obtained documents from the Subsidiary and from other major diagnostic companies. The inquiry of the Subsidiary focuses on past leasing practices for placement of diagnostic equipment which were common industrywide practices throughout Italy, but now are alleged to be improper. Recently, new inquiries to the Subsidiary have been initiated by prosecutors from some other regions of Italy. At the present time the Company does not expect this matter to have a material adverse effect on its operations or financial position.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Operations

Sales for the three month period ended March 1995 were $205.0 million, an increase of $6.4 million from the prior year. The impact of changes in foreign currency exchange rates increased reported sales by $4.9 million compared to last year. Sales, excluding the effect of foreign currency fluctuations, increased approximately 1.0% versus the prior year. Sales for the North American diagnostic and bioresearch businesses increased over the prior year. The international diagnostic and bioresearch markets continue to be impacted by the European recession and cost containment initiatives in several European health care systems. The weakness in the international markets, particularly in Europe, is expected to continue.

Operating income for the first quarter of 1995, before restructuring charges of $3.1 million and $1.2 million in 1995 and 1994, respectively, increased by $2.0 million to $20.5 million. The increase in operating income resulted from an increase in sales and an improvement in the gross profit margin to 52.6% in 1995 from 52.1% in 1994. Marketing, administrative and general expenses in the first quarter of 1995 increased, compared to the same period last year, primarily as a result of foreign currency fluctuations. Research, development and engineering expenses of $22.1 million were slightly higher than the first quarter of last year but are comparable as a percentage of sales, reflecting the Company's continued commitment to future products. After giving effect to its 1995 restructuring charges, the Company reported operating income of $17.4 million for the first quarter.

The reorganization and restructuring plan announced in the fourth quarter of 1993 has resulted in first quarter 1995 savings of about $10.0 million which are mainly attributable to the reduction of approximately 1,100 employees from 1993. The Company anticipates savings from the restructuring program to be $45 million in 1995, but not incremental to earnings due to certain transition costs, general salary and cost increases, as well as fluctuating foreign currencies.

Nonoperating expenses of $1.8 million in 1995 decreased by $0.5 million from the prior year.

Earnings before income taxes for the first quarter 1995, excluding the restructuring charge, increased by $2.5 million to $18.7 million. Including the restructuring charge, the earnings before taxes were $15.6 million. The effective tax rate decreased to 34% from 35% as a result of increased income in lower tax rate jurisdictions. Net earnings for the first three months of 1995 before restructuring charges and change in accounting principles increased to $12.3 million, or $0.43 per share ($0.44 before the dilutive effect of common share equivalents), compared to $10.6 million, or $0.38 per share for the prior year's first quarter.

In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standard No. 112 ("SFAS 112") "Employers' Accounting for Postemployment Benefits". This statement requires the Company to recognize a prior service obligation resulting from the Company's commitment to provide benefits to former or inactive employees, their beneficiaries and covered dependents after employment
but before retirement.   Adoption of SFAS 112 resulted in the Company
recording an after tax charge of $5.1 million in the first quarter of 1994.

Net earnings for the first quarter of 1995 were $10.3 million, or $0.36 ($0.37 before the dilutive effect of common share equivalents)per share compared to $4.7 million, or $0.17 per share in 1994.

The following table summarizes the impact of the dilutive effect of common share equivalents, restructuring charges and the cumulative effect of changes in accounting principles on net earnings and earnings per share for the three months ended March 31, 1995 and 1994.


                                               1995                         1994
                                     ------------------------     -------------------------
                                                        Per                          Per
                                     Shares     Amt     Share     Shares     Amt     Share
                                     ------    -----    -----     ------    -----    ------
Net earnings before restructuring
charge and cumulative effect of
change in accounting principles      28,083    $12.3    $0.44     27,917    $10.6    $0.38

Common share equivalents                742     12.3    (0.01)         *        -        -
                                     ------             ------    ------             ------
Net earnings before restructuring
charge and cumulative effect of
change in accounting principles      28,825     12.3     0.43     27,917     10.6     0.38

Restructuring charge, net of tax
benefit                              28,825     (2.0)   (0.07)    27,917     (0.8)   (0.03)

Cumulative effect of change in
accounting principles                     -        -        -     27,917     (5.1)   (0.18)
                                               ------   ------              ------   ------
Net earnings                         28,825    $10.3    $0.36     27,917    $ 4.7    $0.17
                                     ======    ======   ======    ======    ======   ======
*  Less than 3% dilutive



Financial Condition

For the three months ended March 31, 1995, the Company had negative cash flow from operating and investing activities of $26.0 million. This represents a decrease of $28.7 million from the same 1994 period. Contributing to the decrease was increased pension plan funding, incentive compensation payments and investments compared to 1994.

The ratio of debt to capitalization at March 31, 1995 was 29.6% compared to 29.0% at December 31, 1994. The ratio of current assets to current liabilities at March 31, 1995 of 1.87 has decreased from
1.90 at December 31, 1994. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future, including the negative short-term impact associated with the Company's reorganization and restructuring plan. In 1995 and beyond, the Company's restructuring plan will have a positive impact on cash flow.

On March 2, 1995, the Company paid a quarterly cash dividend of $0.11 per share of common stock for a total of $3.1 million. On April 6, 1995, the Board of Directors declared a $0.11 per share dividend payable on June 1, 1995 to shareholders of record on May 12, 1995.

                                PART II
                           OTHER INFORMATION

Item 1.   Legal Proceedings

          As previously reported, the Company is obligated to contribute to any resolution of a lawsuit filed by Forest City Properties Corporation and FC Irvine, Inc. (collectively, "Forest City") against The Prudential Insurance Company of America ("Prudential") in 1991 concerning property in Irvine, California formerly owned by the Company. The Company's obligation arises from its 1990 settlement of earlier litigation between the Company and Prudential concerning the same property. Although the trial of the Forest City lawsuit was scheduled to begin February 14, 1995, the case has been waiting for an available courtroom since that date and is expected to begin as soon as one is available. The trial is expected to continue for approximately two months.

          As previously reported, since 1992 four toxic tort lawsuits have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, the cities of Phoenix and Scottsdale, and others. The Company has received a joint settlement offer from the plaintiffs in all four cases who also contacted most of the other defendants to discuss settlement. These discussions are in a very early stage and there can be no assurance that a settlement will be reached. The Court has set a tentative trial date of September 9, 1996 for the three cases which have been consolidated (Lofgren, Betancourt and Ford). The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stockholder, for any costs incurred in these matters in excess of applicable insurance, and thus the outcome of these litigations, even if unfavorable to the Company, should have no effect on the Company's earnings or financial position.


Item 2.   Changes In Securities

          None.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security-Holders

          The Annual Meeting of the Stockholders of the Company (the "Annual Meeting") was held on April 6, 1995. Four members of the Board of Directors whose terms expired at the 1995 Annual Meeting were elected to new terms expiring at the 1998 Annual Meeting, with the number of shares voting as follows:

                                   VOTES FOR     VOTES WITHHELD
                                   ---------     --------------

          Carolyne K. Davis        24,613,471        217,620
          Dennis C. Fill           24,619,862        211,229
          William N. Kelley        24,621,089        210,002
          Henry Wendt              24,578,497        252,594

          The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are: Term expiring in 1996: Francis P. Lucier, David S. Tappan, Jr., John P. Wareham and Betty Woods; Term expiring in 1997: Earnest H. Clark, Jr., Gavin S. Herbert, C. Roderick O'Neil, and Louis T. Rosso.

Item 5.   Other Information

          None.


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

               15. Independent Accountants' Review Report,
                    April 21, 1995
               27. Financial Data Schedule

          b)   Reports on Form 8-K

               None.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    BECKMAN INSTRUMENTS, INC.
                          (Registrant)



Date:  April 21, 1995        by WILLIAM H. MAY
                                William H. May
                                Vice President, General
                                Counsel and Secretary



Date:  April 21, 1994        by D. K. WILSON
                                Dennis K. Wilson
                                Vice President, Finance
                                and Chief Financial Officer

EXHIBIT INDEX
FORM 10-Q, FIRST QUARTER, 1995


Exhibit
Number               Description
- -------               -----------


15.          Independent Accountants' Review Report, April 21, 1995

27.          Financial Data Schedule