Form 10-Q
period 1995-06-30
BECKMAN INSTRUMENTS INC
filed 1995-07-20
CIK 840467

FORM 10-Q
                     SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549


(Mark One)
(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1995

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding shares of common stock, $0.10 par value, as of July 13, 1995:
29,010,316 shares.

                                   PART I

                           FINANCIAL INFORMATION


Item 1. Financial Statements                               Page

Condensed Consolidated Statements of Earnings
for the three and six month periods ended June 30,
1995 and 1994                                               3

Condensed Consolidated Balance Sheets
as of June 30, 1995 and December 31, 1994                   4

Condensed Consolidated Statements of Cash Flows
for the six month periods ended June 30, 1995
and 1994                                                    5

Notes to Condensed Consolidated Financial Statements        6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                 9



                                  PART II

                             OTHER INFORMATION


Item 1. Legal Proceedings                                 13

Item 2. Changes In Securities                             13

Item 3. Defaults Upon Senior Securities                   13

Item 4. Submission of Matters to a Vote of
        Security-Holders                                  13

Item 5. Other Information                                 13

Item 6. Exhibits and Reports on Form 8-K                  14

                            BECKMAN INSTRUMENTS
                           SECOND QUARTER REPORT
               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
              (Dollars in Millions, Except Amounts Per Share)
                                 Unaudited

                                          Three Months Ended  Six Months Ended
                                               June 30,            June 30,
                                            1995     1994      1995      1994

Sales                                      $230.6   $222.2    $435.6    $420.8

Operating costs and expenses:
  Cost of sales                             108.0    105.2     205.2     200.3
  Marketing, administrative and general      73.8     69.2     139.0     132.6
  Research, development and engineering      22.0     22.9      44.1      44.5
  Restructuring charge                        3.4      1.1       6.5       2.3
                                            ------   ------    ------    ------
                                            207.2    198.4     394.8     379.7
                                            ------   ------    ------    ------

Operating income                             23.4     23.8      40.8      41.1

Nonoperating income (expense):
  Interest income                             1.1      1.2       2.4       2.3
  Interest expense                           (3.0)    (3.3)     (5.8)     (6.0)
  Other, net                                 (0.6)    (1.7)     (0.9)     (2.4)
                                            ------   ------    ------    ------
                                             (2.5)    (3.8)     (4.3)     (6.1)
                                            ------   ------    ------    ------

Earnings before income taxes                 20.9     20.0       36.5     35.0
Income tax provision                          7.1      7.0       12.4     12.2
                                            ------   ------    ------    ------

Net earnings before cumulative effect of
 change in accounting principles             13.8     13.0       24.1     22.8

Cumulative effect of change in
  accounting principles:
  Accounting for postemployment benefits
      (net of tax benefit of $3.0)              -        -          -     (5.1)
                                            ------   ------    ------    ------

Net earnings                               $ 13.8   $ 13.0     $ 24.1    $ 17.7
                                            ======   ======    ======    ======

Weighted average common shares and common
 share equivalents - (thousands)           28,674   27,977     28,749    27,948

Net earnings per share before cumulative
 effect of change in accounting principles $ 0.48   $ 0.46     $ 0.84    $ 0.81

Cumulative effect of change in
     accounting principles:
     Accounting for postemployment benefits
     (net of tax benefit of $3.0)               -        -          -    (0.18)
                                            ------   ------    ------    ------

Net earnings per share                     $ 0.48   $ 0.46     $ 0.84   $ 0.63
                                            ======   ======    ======    ======

See accompanying notes to condensed consolidated financial statements.

                          BECKMAN INSTRUMENTS,INC.
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Dollars in Millions)
                                 Unaudited


                                                   June 30,  December 31,
                                                     1995       1994
                                                  ---------  ---------
Assets

Current assets:
   Cash and equivalents                             $ 15.1     $ 44.2
   Short-term investments                              6.4        0.7
   Trade receivables                                 274.3      265.9
   Inventories                                       171.8      150.7
   Deferred income taxes                              39.0       37.8
   Other current assets                               15.4       12.7
                                                    ------     ------
        Total current assets                         522.0      512.0
                                                    ------     ------
Property, plant and equipment, net                   245.9      232.6
Deferred income taxes                                 58.5       56.6
Other assets                                          40.2       27.9
                                                    ------     ------
   Total assets                                     $866.6     $829.1
                                                    ======     ======
Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                    $ 31.0     $ 12.2
   Accounts payable and accrued expenses             189.1      202.9
   Income taxes                                       55.9       53.7
                                                    ------     ------
   Total current liabilities                         276.0      268.8

Long-term debt, less current maturities              130.3      117.3
Other liabilities                                    116.0      126.0
                                                    ------     ------
    Total liabilities                                522.3      512.1

Stockholders' equity                                 344.3      317.0
                                                    ------     ------
    Total liabilities and stockholders' equity      $866.6     $829.1
                                                    ======     ======


See accompanying notes to condensed consolidated financial statements.

                          BECKMAN INSTRUMENTS,INC.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                 Unaudited

                                                     Six Months Ended
                                                         June 30,
                                                     1995       1994
                                                    ------     ------
Cash Flows from Operating Activities
   Net earnings                                     $ 24.1     $ 17.7
   Adjustments to reconcile net earnings to net
   cash provided (used) by operating activities:
       Depreciation and amortization                  36.1       33.9
       Deferred income taxes                          (2.5)      (1.8)
       Changes in assets and liabilities:
             Trade receivables                         0.1       (3.4)
             Inventories                             (17.7)       0.6
             Accounts payable and accrued expenses    (6.7)      (4.7)
             Restructuring reserve                   (10.3)     (22.5)
             Income taxes                              2.2        6.3
             Other                                   (25.5)      20.2
                                                     ------    -------
                 Net cash provided (used)
                  by operating activities             (0.2)      46.3
                                                     ------    -------

Cash Flows from Investing Activities
   Additions to property, plant and equipment        (51.5)     (41.5)
   Net disposals of property, plant and equipment      6.8        8.0
   Sale (purchase) of short-term investments          (5.7)      21.7
                                                     ------    -------
       Net cash used by investing activities         (50.4)     (11.8)
                                                     ------     -------
Cash Flows from Financing Activities
   Dividends to stockholders                          (6.2)      (5.6)
   Proceeds from issuance of stock                     9.0        5.9
   Purchase of treasury stock                         (7.3)         -
   Notes payable borrowings                           22.1        3.1
   Notes payable reductions                           (4.8)     (11.3)
   Long-term debt borrowings                           9.3        4.6
   Long-term debt reductions                             -      (23.9)
   Other                                              (0.8)      (0.3)
                                                     ------     -------
       Net cash provided (used)
        by financing activities                       21.3      (27.5)

Effect of exchange rates on cash and equivalents       0.2        0.3
                                                     ------     -------
Increase (decrease) in cash and equivalents          (29.1)       7.3

Cash and equivalents -- beginning of period           44.2       24.2
                                                     ------     -------
Cash and equivalents -- end of period               $ 15.1     $ 31.5
                                                     ======     =======

Supplemental Disclosures of Cash Flow Information
   Cash paid during the period for:
       Interest                                     $  2.9     $  5.9
       Income taxes                                 $ 13.3     $  4.7

See accompanying notes to condensed consolidated financial statements.

                         BECKMAN INSTRUMENTS, INC.
                                  Notes To
                Condensed Consolidated Financial Statements
              (Dollars in Millions, Except Amounts Per Share)

1     Report by Management
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K for 1994 which is on file with the Securities and Exchange Commission.

The results of operations for the three and six month periods ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.


2     Earnings Per Share
In 1995, earnings per share is computed including common share equivalents. Common share equivalents represent the dilutive effect of outstanding stock options. Common share equivalents were excluded in periods prior to 1995 as they were less than three percent dilutive. Primary earnings per share approximates fully diluted earnings per share. Earnings per share are calculated as follows:

                                          Quarter Ended      Quarter Ended
                                          June 30, 1995      June 30, 1994
                                                 Earnings           Earnings
(In thousands,except amounts per share)   Shares Per Share  Shares  Per Share
                                          ------- -------  -------   ------
     Weighted average shares of
       common stock outstanding            28,064  $0.49    27,977    $0.46
     Common share equivalents                 610  (0.01)        *        *
                                          ------- -------  -------   ------
     Weighted average common and
       common share equivalents            28,674  $0.48    27,977    $0.46
                                          ======= =======  =======   ======

     *Less than 3% dilutive

                                         Six Months Ended   Six Months Ended
                                          June 30, 1995      June 30, 1994
                                                 Earnings           Earnings
(In thousands,except amounts per share)   Shares Per Share  Shares  Per Share
                                          ------ --------   ------  --------
     Weighted average shares of
       common stock outstanding            28,073  $0.86    27,948    $0.63
     Common share equivalents                 676  (0.02)        *        *
                                           ------  ------   ------    ------
     Weighted average common and
       common share equivalents            28,749  $0.84    27,948    $0.63
                                           ======  ======   ======    ======

     *Less than 3% dilutive


3     Inventories
Inventories are comprised of the following:

                              June 30,               December 31,
                                1995                     1994
                              -------                  -------
Finished products              $120.0                   $104.1
Raw materials, parts
  and assemblies                 44.4                     41.3
Work in-process                   7.4                      5.3
                              -------                  -------
                               $171.8                   $150.7
                              =======                  =======

4     Investments
In May 1995, the Company agreed to acquire Genomyx Corporation of Foster City, California. Genomyx is a developer and manufacturer of advanced DNA sequencing products and is expected to complement the Company's biotechnology business. The acquisition, which is not material to the Company, will be accounted for as a step-acquisition.

In March 1995, the Company formed a marketing and service alliance with BioSepra Inc. (BioSepra), a biochromatography systems manufacturer, to offer systems for high speed, high resolution separation of biomolecules. The Company paid $3.0 for the exclusive rights to market and sell certain of BioSepra's products.

Also in March 1995, the Company made a $5.0 investment in Sepracor Inc. (Sepracor), receiving exchangeable preferred stock and certain rights in regard to the disposition of Sepracor's shares of its subsidiary, BioSepra.


5     Change in Accounting Principles

Postemployment benefits

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112") "Employers' Accounting for Postemployment Benefits". This statement requires the Company to recognize an obligation for postemployment benefits provided to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. Accordingly, the Company recognized a transition obligation of $8.1 and a net expense of $5.1 (net of tax benefit of $3.0) as the cumulative effect of the accounting change.


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

During 1994 the County formally acknowledged completion of remediation of a major portion of the soil, although there remains some areas of soil contamination that may require further remediation. The Company continues to operate a groundwater treatment system at the property and expects to do so for the foreseeable future. The Company believes it has established adequate reserves to complete the remediation of any remaining soil contamination, operation and maintenance of the groundwater treatment system and any necessary additional groundwater investigations.

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


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            (Dollars in millions, except per share amounts)

Operations

Sales for the second quarter and six month period ended June 30, 1995 were $230.6 and $435.6, an increase of $8.4 and $14.8 as compared with the same periods from the prior year. Excluding the impact of changes in foreign currency exchange rates, second quarter sales remained comparable to the same period in 1994 and the six months reported sales were higher by about $1.0 compared to last year. Sales for the North American diagnostic and bioresearch business increased over the prior year. The international diagnostic and bioresearch markets continue to be impacted by the European recession and cost containment initiatives in several European health care systems. The weakness in the international markets, particularly in Europe, is expected to continue.

Operating income for the second quarter and six months ended June 30, 1995 before restructuring charges were $26.8 and $47.3, representing an increase of 8% and 9% over the same periods in 1994. Cost of sales for the second quarter and six months increased over the same periods in the prior year, but remained constant as a percent of sales. Marketing, general and administrative expenses in the second quarter and first six months of 1995 increased, compared to the same period last year, primarily as a result of foreign currency fluctuations. Research and development expenses were comparable to the second quarter and first six months of last year. After giving effect to its 1995 restructuring charges, the Company reported operating income of $23.4 and $40.8 for the second quarter and six months ended June 30, 1995.

The reorganization and restructuring plan announced in the fourth quarter of 1993 has resulted in year-to-date 1995 savings of about $22 which are mainly attributable to the reduction of greater than 1,100 personnel from 1993. The Company anticipates savings from the restructuring program to be $45 in 1995, but not incremental to earnings due to certain transition costs, general salary and cost increases, as well as fluctuating foreign currencies.


Nonoperating expenses decreased by $1.3 for the second quarter and $1.8 for the first six months compared to prior year.

Earnings before income taxes for the second quarter and first six months compared to the same period of the prior year, excluding the restructuring charge, increased by $3.2 and $5.7. Including the restructuring charge, 1995 earnings before taxes were $20.9 for the quarter and $36.5 for six months. The effective tax rate decreased to 34% from 35% in the prior year as a result of increased income in lower tax rate jurisdictions. Net earnings for the second quarter and first six months of 1995 before restructuring charges and change in accounting principles increased to $16.0 and $28.4 or $0.56 and $0.99 per share ($0.57 and $1.01 per share before the dilutive effect of common share equivalents), compared to $13.7 and $24.3, or $0.49 and $0.87 per share for the prior year.

In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standard No. 112 ("SFAS 112") "Employers' Accounting for Postemployment Benefits". This statement requires the Company to recognize a prior service obligation resulting from the Company's commitment to provide benefits to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. Adoption of SFAS 112 resulted in the Company recording an after tax charge of $5.1 in the first quarter of 1994.

Net earnings for the second quarter and first six months of 1995 were $13.8 and $24.1, or $0.48 and $0.84 per share ($0.49 and $0.86 per share before the dilutive effect of common share equivalents) compared to $13.0 and $17.7, or $0.46 and $0.63 per share in 1994.


The following tables summarize the impact of the dilutive effect of common share equivalents, restructuring charges and the cumulative effect of change in accounting principles on net earnings and earnings per share.

Quarter Ended June 30,                    1995                        1994
                                   ----------------------   ---------------------
     (Shares in thousands)                          Per                      Per
                                   Shares  Amt     Share    Shares  Amt     Share
                                   ------ -----   ------    ------  -----  ------
Net earnings before
restructuring charge and
cumulative effect of change
in accounting principles           28,064  $16.0   $0.57   27,977  $13.7   $0.49

Common share equivalents              610      -   (0.01)       *      -       -
                                   ------  -----  ------   ------  -----  ------
Net earnings before restructuring
 charge and cumulative effect of
 change in accounting principles   28,674   16.0    0.56   27,977   13.7    0.49

Restructuring charge, net of tax
 benefit                           28,674   (2.2)  (0.08)  27,977   (0.7)  (0.03)

Cumulative effect of change in
 accounting principles             28,674      -       -   27,977      -       -
                                           -----  ------           -----  ------
Net earnings                       28,674  $13.8   $0.48   27,977  $13.0   $0.46
                                   ======  =====  ======   ======  =====  ======

Six Months Ended June 30,                   1995                        1994
                                  ------------------------    ---------------------
     (Shares in thousands)                            Per                      Per
                                  Shares   Amt       Share    Shares  Amt     Share
                                  ------  -----     ------    ------  -----  ------
Net earnings before
 restructuring charge and
 cumulative effect of change
 in accounting principles         28,073   $28.4     $1.01    27,948  $24.3   $0.87

Common share equivalents             676       -     (0.02)        *      -      -
                                  ------   -----    ------    ------  -----  ------

Net earnings before restructuring
 charge and cumulative effect of
 change in accounting principles  28,749    28.4      0.99    27,948   24.3    0.87

Restructuring charge, net of tax
 benefit                          28,749    (4.3)    (0.15)   27,948   (1.5)  (0.06)

Cumulative effect of change in
 accounting principles            28,749       -         -    27,948   (5.1)  (0.18)
                                           -----    ------    ------  -----  ------
Net earnings                      28,749   $24.1     $0.84    27,948  $17.7   $0.63
                                  ======   =====    ======    ======  =====  ======

* Less than 3% dilutive


Financial Condition

For the six months ended June 30, 1995, the Company had negative cash flow from operating and investing activities of $50.6. This represents a decrease of $85.1 from the same period in 1994. Contributing to the decrease was increased pension plan funding, incentive compensation payments and investments compared to 1994.

The ratio of debt to capitalization at June 30, 1995 was 31.9% compared to 29.0% at December 31, 1994. The ratio of current assets to current liabilities at June 30, 1995 of 1.9 is comparable to December 31, 1994. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future.

On June 1, 1995, the Company paid a quarterly cash dividend of $0.11 per share of common stock for a total of $3.1.

                                  PART II

                             OTHER INFORMATION


Item 1.   Legal Proceedings

          As previously reported, the Company is obligated to contribute to any resolution of a lawsuit filed by Forest City Properties Corporation and FC Irvine, Inc. (collectively, "Forest City") against The Prudential Insurance Company of America ("Prudential") in 1991 concerning property in Irvine, California formerly owned by the Company. The Company's obligation arises from its 1990 settlement of earlier litigation between the Company and Prudential concerning the same property. The trial of this matter began before a jury in Los Angeles County Superior Court, California on May 10, 1995. The case was submitted to the jury on July 13, 1995. A verdict has not yet been rendered.


Item 2.   Changes In Securities

          None.


Item 3.   Defaults Upon Senior Securities

          None.


Item 4.   Submission of Matters to a Vote of Security-Holders

          None.


Item 5.   Other Information

          None.



Item 6.   Exhibits and Reports on Form 8-K

          a)     Exhibits

               10.1 The Company's Executive Incentive Plan, adopted by the Company in 1995.

               10.2 Amendment to the December 1, 1993 Agreement Regarding Retriement Benefits of Arthur A. Torrellas, dated as of May 30, 1995, between the Company and Arthur A. Torrellas.

               11.      Statement re Computation of Per Share Earnings:
                        This information is set forth in Note 2 Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

               15.      Independent Accountants' Review Report,
                        July 14, 1995

               27.      Financial Data Schedule

          b)     Reports on Form 8-K

               None.


                                 Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BECKMAN INSTRUMENTS, INC.
                          (Registrant)


Date:  July 20, 1995           by WILLIAM H. MAY
                                  William H. May
                                  Vice President, General
                                  Counsel and Secretary


Date:  July 18, 1995           by D. K. WILSON
                                  Dennis K. Wilson
                                  Vice President, Finance
                                  and Chief Financial Officer

                               EXHIBIT INDEX
                      FORM 10-Q, SECOND QUARTER, 1995

Exhibit
Number        Description
- -------       -----------


10.1          The Company's Executive Incentive Plan, adopted by the
              Company in 1995.

10.2 Amendment to the December 1, 1993 Agreement Regarding Retriement Benefits of Arthur A. Torrellas, dated as of May 30, 1995, between the Company and Arthur A. Torrellas.

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 2 Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

15.           Independent Accountants' Review Report, July 14, 1995

27.           Financial Data Schedule