Form 10-Q
period 1995-09-30
BECKMAN INSTRUMENTS INC
filed 1995-10-27
CIK 840467

FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

(Mark One)
       (X)   Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1995

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding shares of common stock, $0.10 par value, as of October 19, 1995:
28,862,421 shares.

                                    PART I

                             FINANCIAL INFORMATION


Item 1.    Financial Statements Page

           Condensed Consolidated Statements of Earnings
           for the three and nine month periods ended
           September 30, 1995 and 1994                              3

           Condensed Consolidated Balance Sheets
           as of September 30, 1995 and December 31, 1994           4

           Condensed Consolidated Statements of Cash Flows
           for the nine month periods ended September 30,
           1995 and 1994                                            5

           Notes to Condensed Consolidated Financial Statements     6


Item 2.    Management's Discussion and Analysis of Financial        9
           Condition and Results of Operations

                                    PART II

                               OTHER INFORMATION


Item 1.    Legal Proceedings                                       12

Item 2.    Changes In Securities                                   13

Item 3.    Defaults Upon Senior Securities                         14

Item 4.    Submission of Matters to a Vote of Security-Holders     14

Item 5.    Other Information                                       14

Item 6.    Exhibits and Reports on Form 8-K                        14

                              BECKMAN INSTRUMENTS
                             THIRD QUARTER REPORT
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in Millions, Except Amounts Per Share)
                                  Unaudited


                                         Three Months Ended  Nine Months Ended
                                             September 30,     September 30,
                                           1995      1994     1995      1994
                                          ------    ------    ------   ------
Sales                                     $229.9    $217.8    $665.5   $638.6

Operating costs and expenses:
 Cost of sales                             106.9     103.0     312.1    303.3
 Marketing, administrative and general      73.1      65.7     212.1    198.3
 Research, development and engineering      22.9      23.9      67.0     68.4
 Restructuring charge                        4.1       4.8      10.6      7.1
                                          ------    ------    ------   ------
                                           207.0     197.4     601.8    577.1
                                          ------    ------    ------   ------
Operating income                            22.9      20.4      63.7     61.5

Nonoperating income (expense):
 Interest income                             1.7       1.2       4.1      3.5
 Interest expense                           (3.8)     (3.5)     (9.6)    (9.5)
 Other, net                                  0.2      (0.7)     (0.7)    (3.1)
                                          ------    ------    ------   ------
                                            (1.9)     (3.0)     (6.2)    (9.1)
                                          ------    ------    ------   ------
Earnings before income taxes                21.0      17.4      57.5     52.4
Income tax provision                         7.1       6.1      19.5     18.3
                                          ------    ------    ------   ------
Net earnings before cumulative effect of
 change in accounting principles            13.9      11.3      38.0     34.1

Cumulative effect of change in
 accounting principles:
 Accounting for postemployment benefits
  (net of tax benefit of $3.0)               -          -         -      (5.1)
                                          ------     ------   ------   ------
Net earnings                              $ 13.9    $ 11.3    $ 38.0   $ 29.0
                                          ======     ======   ======   ======
Weighted average common shares and common
 share equivalents - (thousands)          28,691    28,175    28,730   28,030

Net earnings per share before cumulative
 effect of change in accounting principles$ 0.48    $ 0.40    $ 1.32   $ 1.21

Cumulative effect of change in
 accounting principles:
 Accounting for postemployment benefits
 (net of tax benefit of $3.0)                 -         -         -     (0.18)
                                          ------    ------    ------    ------
Net earnings per share                    $ 0.48    $ 0.40    $ 1.32   $ 1.03
                                          ======    ======    ======    ======

See accompanying notes to condensed consolidated financial statements.

                          BECKMAN INSTRUMENTS,INC.
                  CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollars in Millions)
                               Unaudited


                                           September 30,        December 31,
                                               1995                 1994
                                           ------------         -----------
Assets

Current assets:
 Cash and equivalents                        $ 17.9               $ 44.2
 Short-term investments                         8.6                  0.7
 Trade receivables                            269.6                265.9
 Inventories                                  172.6                150.7
 Deferred income taxes                         38.6                 37.8
 Other current assets                          20.9                 12.7
                                             ------               ------
 Total current assets                         528.2                512.0

Property, plant and equipment, net            243.8                232.6
Deferred income taxes                          57.8                 56.6
Other assets                                   46.0                 27.9
                                             ------               ------
 Total assets                                $875.8               $829.1
                                             ======               ======
Liabilities and Stockholders' Equity

Current liabilities:
 Notes payable                               $ 17.4               $ 12.2
 Accounts payable and accrued expenses        175.5                202.9
 Income taxes                                  60.3                 53.7
                                             ------               ------
 Total current liabilities                    253.2                268.8

Long-term debt, less current maturities       159.7                117.3
Other liabilities                             118.1                126.0
                                             ------               ------
 Total liabilities                            531.0                512.1

Stockholders' equity                          344.8                317.0
                                             ------               ------
 Total liabilities and stockholders' equity  $875.8               $829.1
                                             ======               ======

See accompanying notes to condensed consolidated financial statements.

                            BECKMAN INSTRUMENTS,INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                  Unaudited

                                                   Nine Months Ended
                                                      September 30,
                                                   1995         1994
                                                   ----         ----
Cash Flows from Operating Activities
 Net earnings                                    $ 38.0       $ 29.0
 Adjustments to reconcile net earnings to net
 cash provided by operating activities:
  Depreciation and amortization                    55.9         51.5
  Deferred income taxes                            (1.7)        (1.7)
  Changes in assets and liabilities:
   Trade receivables                               (1.8)        12.3
   Inventories                                    (21.1)         4.5
   Accounts payable and accrued expenses          (10.3)          -
   Restructuring reserve                          (17.7)       (29.9)
   Income taxes                                     6.6          9.7
   Other                                          (35.6)         5.1
                                                  ------       ------
     Net cash provided
     by operating activities                       12.3         80.5
                                                  ------       ------
Cash Flows from Investing Activities
 Additions to property, plant and equipment       (70.4)       (66.5)
 Net disposals of property, plant and equipment     9.3         13.0
 Sale (purchase) of short-term investments         (7.8)        21.7
                                                  ------       ------
     Net cash used by investing activities        (68.9)       (31.8)
                                                  ------       ------
Cash Flows from Financing Activities
 Dividends to stockholders                         (9.3)        (8.4)
 Proceeds from issuance of stock                   11.6          9.9
 Purchase of treasury stock                       (12.3)        (0.4)
 Notes payable borrowings                          11.4          2.3
 Notes payable reductions                          (9.5)       (30.2)
 Long-term debt borrowings                         39.7          4.2
 Long-term debt reductions                           -          (3.3)
 Other                                             (1.3)        (0.6)
                                                  ------       ------
    Net cash provided (used)
    by financing activities                        30.3        (26.5)

Effect of exchange rates on cash and equivalents     -           0.6
                                                  ------       ------
Increase (decrease) in cash and equivalents       (26.3)        22.8

Cash and equivalents -- beginning of period        44.2         24.2
                                                  ------       ------
Cash and equivalents -- end of period            $ 17.9       $ 47.0
                                                  ======       ======
Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
  Interest                                       $  6.5       $  9.4
  Income taxes                                   $ 14.9       $  7.9

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

The results of operations for the three and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.


2     Earnings Per Share

In 1995, earnings per share is computed including common share equivalents. Common share equivalents represent the dilutive effect of outstanding stock options. Common share equivalents were excluded in periods prior to 1995 as they were less than three percent dilutive. Primary earnings per share approximates fully diluted earnings per share. Earnings per share are calculated as follows:

                                           Quarter Ended       Quarter Ended
                                        September 30, 1995  September 30, 1994
                                                  Earnings            Earnings
(In thousands,except amounts per share)  Shares  Per Share  Shares   Per Share
                                         ------  ---------  ------   ---------

 Weighted average shares of
   common stock outstanding              28,076    $0.49    28,175     $0.40
 Common share equivalents                   615    (0.01)      *         *
                                         ------    ------   ------     ------
 Weighted average common and
   common share equivalents              28,691    $0.48    28,175     $0.40
                                         ======    ======   ======     ======

*Less than 3% dilutive

                                         Nine Months Ended   Nine Months Ended
                                        September 30, 1995  September 30, 1994
                                                  Earnings            Earnings
(In thousands,except amounts per share)  Shares  Per Share   Shares  Per Share
                                         ------  ---------   ------  ---------
 Weighted average shares of
   common stock outstanding              28,074    $1.35     28,030    $1.03
 Common share equivalents                   656    (0.03)       *        *
                                         ------    ------    ------    ------
 Weighted average common and
   common share equivalents              28,730    $1.32     28,030    $1.03
                                         ======    ======    ======    ======

*Less than 3% dilutive

3     Inventories
Inventories are comprised of the following:

                                          September 30,     December 31,
                                               1995               1994
                                          ------------      ------------
Finished products                            $119.2             $104.1
Raw materials, parts
  and assemblies                               44.9               41.3
Work in-process                                 8.5                5.3
                                             ------             ------
                                             $172.6             $150.7
                                             ======             ======

4     Investments

In September 1995, the Company agreed to acquire Hybritech Inc., a San Diego-based life sciences and diagnostic company, effective January 2, 1996. The acquisition will expand the Company's capabilities for the development and manufacture of high sensitivity immunoassays, including cancer tests. The acquisition will be accounted for as a purchase.

In May 1995, the Company agreed to acquire Genomyx Corporation of Foster City, California. Genomyx is a developer and manufacturer of advanced DNA sequencing products and is expected to complement the Company's biotechnology business. The acquisition will be accounted for as a step-acquisition.

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


6     Contingencies

Environmental

As previously reported in our 1995 second quarter report on Form 10-Q, the Company is obligated to contribute to any resolution of a lawsuit filed in 1991 concerning property the Company sold in 1984. The Company's obligation arises from its 1990 settlement of earlier litigation between the Company and the original purchaser. A verdict was rendered in July 1995 in favor of the original purchaser. No damages or other compensation of any kind were awarded to the plaintiffs. The plaintiffs have filed a motion for a new trial and are expected to file an appeal if unsuccessful in securing a new trial.

Litigation

In September 1995, the Company was served with a lawsuit filed in the Superior Court of Orange County, California by two of its former employees alleging breach of contract relating to the commercial development of certain technology. The plaintiffs seek monetary damages of not less than $150 million and a declaratory judgment terminating certain exclusive licenses entered into between the plaintiffs and the Company. The Company believes that the plaintiff's claims are without merit and that the Company has good and sufficient defenses to each such claim.

As previously reported in our 1994 annual report on Form 10-K, the public prosecutor in Palermo (Sicily), Italy is investigating the past activities of officials at a local government hospital and laboratory and representatives of the principal worldwide companies marketing diagnostic equipment in Palermo, including the Company's Italian subsidiary (the "Subsidiary"). The inquiry of the Subsidiary focuses on past leasing practices for the placement of diagnostic equipment which were common industrywide practices throughout Italy, but now are alleged to be improper. Recently a court hearing was scheduled for November 7, 1995 (postponement not uncommon in Italy) in Palermo for the prosecutor to present evidence of alleged improper conduct by representatives of these diagnostic companies (including two individuals from the Subsidiary). The lodging of any formal charges will depend on the results of the hearing.


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           (Dollars in millions, except per share amounts)

Operations

Sales for the third quarter and nine month period ended September 30, 1995 were $229.9 and $665.5, an increase of $12.1 and $26.9 as compared with the same periods from the prior year. Excluding the impact of changes in foreign currency exchange rates, third quarter sales were higher by 2% and the nine months remained comparable to the same period in 1994. Sales for the North American diagnostic and bioresearch business increased over the prior year. The international diagnostic and bioresearch markets continue to be impacted by the European recession and cost containment initiatives in several European health care systems. The weakness in the international markets, particularly in Europe, is expected to continue.

Operating income for the third quarter and nine months ended September 30, 1995 before restructuring charges were $27.0 and $74.3, representing an increase of 7.1% and 8.3% over the same periods in 1994. Cost of sales for the third quarter and nine months increased over the same periods in the prior year, but are comparable as a percent of sales. Marketing, general and administrative expenses in the third quarter and first nine months of 1995 increased, compared to the same period last year, primarily as a result of increased marketing efforts and foreign currency fluctuations. Research and development expenses were comparable to the third quarter and first nine months of last year. After giving effect to its 1995 restructuring charges, the Company reported operating income of $22.9 and $63.7 for the third quarter and nine months ended September 30, 1995.

The reorganization and restructuring plan announced in the fourth quarter of 1993 has resulted in year-to-date 1995 savings of about $34 which are mainly attributable to the reduction of more than 1,100 personnel from 1993. The Company anticipates savings from the restructuring program to be $45 in 1995, but not incremental to earnings due to certain transition costs, general salary and cost increases, as well as fluctuating foreign currencies.

Nonoperating expenses decreased by $1.1 for the third quarter and $2.9 for the first nine months compared to prior year as a result of foreign currency exchange gains.

Earnings before income taxes for the third quarter and first nine months compared to the same period of the prior year, excluding the restructuring charge, increased by $2.9 and $8.6. Including the restructuring charge, 1995 earnings before taxes were $21.0 for the quarter and $57.5 for the nine months. The effective tax rate decreased to 34% from 35% in the prior year as a result of increased income in lower tax rate jurisdictions. Net earnings for the third quarter and first nine months of 1995 before restructuring charges and change in accounting principles increased to $16.5 and $44.9 or $0.58 and $1.57 per share ($0.59 and $1.60 per share before the dilutive effect of common share equivalents), compared to $14.4 and $38.7, or $0.51 and $1.38 per share for the prior year.

In the first quarter of 1994, the Company adopted Statement of Financial Accounting Standards No. 112 ("SFAS 112") "Employers' Accounting for Postemployment Benefits". This statement requires the Company to recognize a prior service obligation resulting from the Company's commitment to provide benefits to former or inactive employees, their beneficiaries and covered dependents after employment but before retirement. Adoption of SFAS 112 resulted in the Company recording an after tax charge of $5.1 in the first quarter of 1994.

Net earnings for the third quarter and first nine months of 1995 were $13.9 and $38.0, or $0.48 and $1.32 per share ($0.49 and $1.35 per share before the dilutive effect of common share equivalents) compared to $11.3 and $29.0 or $0.40 and $1.03 per share in 1994.

The following tables summarize the impact of the dilutive effect of common share equivalents, restructuring charges and the cumulative effect of change in accounting principles on net earnings and earnings per share.

Quarter Ended September 30,            1995                    1994
--------------------------        -----------------    ------------------
                                                Per                    Per
                                 Shares   Amt   Share  Shares   Amt    Share
Net earnings before
restructuring charge and
cumulative effect of change
in accounting principles         28,076  $16.5  $0.59  28,175  $14.4  $0.51

Common share equivalents            615     -   (0.01)     *        -     -
                                 ------  -----  -----  ------  -----  -----
Net earnings before restructuring
 charge and cumulative effect of
 change in accounting principles 28,691   16.5   0.58  28,175   14.4   0.51

 Restructuring charge, net of tax
 benefit                         28,691   (2.6) (0.10) 28,175   (3.1) (0.11)

 Cumulative effect of change in
 accounting principles           28,691     -      -   28,175     -      -
                                          -----  ----           -----  -----
 Net earnings                    28,691  $13.9  $0.48  28,175  $11.3  $0.40
                                 ======   =====  ====  ======   =====  =====

* Less than 3% dilutive

Nine Months Ended September 30,           1995                    1994
-------------------------------  ---------------------   ---------------------
                                                 Per                     Per
                                  Shares   Amt   Share   Shares   Amt    Share
Net earnings before
restructuring charge and
cumulative effect of change
in accounting principles          28,074  $44.9  $1.60   28,030  $38.7  $1.38

Common share equivalents             656     -   (0.03)      *      -      -
                                  ------  -----  -----   ------  -----  -----
Net earnings before restructuring
 charge and cumulative effect of
 change in accounting principles  28,730   44.9   1.57   28,030   38.7   1.38

 Restructuring charge, net of tax
 benefit                          28,730   (6.9) (0.25)  28,030   (4.6) (0.17)

 Cumulative effect of change in
 accounting principles            28,730      -     -    28,030   (5.1) (0.18)
                                           -----  -----           ----- -----
 Net earnings                     28,730   $38.0 $1.32   28,030   $29.0 $1.03
                                  ======   =====  =====  ======   ===== =====

* Less than 3% dilutive

Financial Condition

For the nine months ended September 30, 1995, the Company had negative cash flow from operating and investing activities of $56.6. This represents a decrease in cash flows of $105.3 from the same period in 1994. Contributing to the decrease was increased pension plan funding, incentive compensation payments and investments compared to 1994.

The ratio of debt to capitalization at September 30, 1995 was 33.9% compared to 29.0% at December 31, 1994. The ratio of current assets to current liabilities at September 30, 1995 of 2.1 is slightly higher than December 31, 1994. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future.

On September 1, 1995, the Company paid a quarterly cash dividend of $0.11 per share of common stock for a total of $3.1. On October 4, 1995, the Board of Directors declared a $0.11 per share dividend payable on November 30, 1995 to shareholders of record on November 10, 1995.

                                    PART II

                               OTHER INFORMATION


Item 1.     Legal Proceedings

In September, 1995, the Company was served with a lawsuit filed in the Superior Court of Orange County, California by two of its former employees alleging breach of contract relating to the commercial development of certain technology (Cercek v. Beckman Instruments, Inc.). The plaintiffs seek monetary damages of not less than $150 million and a declaratory judgment terminating certain exclusive licenses entered into between the plaintiffs and the Company. The Company believes that the plaintiffs' claims are without merit and that the Company has good and sufficient defenses to each such claim. The Company has retained counsel to defend it and is preparing its defense.

As previously reported in our second quarter report on Form 10-Q, the Company is obligated to contribute to any resolution of a lawsuit filed by Forest City Properties Corporation and FC Irvine, Inc. (collectively, "Forest City") against The Prudential Insurance Company of America ("Prudential") in 1991 concerning property in Irvine, California formerly owned by the Company. The Company's obligation arises from its 1990 settlement of earlier litigation between the Company and Prudential concerning the same property.

The trial of this matter was conducted before a jury in Los Angeles County Superior Court, California in May, June and July, 1995. The case was submitted to the jury on July 13, 1995. A verdict was rendered by the jury in favor of Prudential on or about July 28, 1995. No damages or other compensation of any kind were awarded the plaintiffs. The plaintiffs have filed a motion for a new trial which is scheduled for hearing in late October, 1995. The plaintiffs are expected to file an appeal if unsuccessful in securing a new trial.

As previously reported in our 1994 annual report on Form 10-K, the public prosecutor in Palermo (Sicily), Italy is investigating the past activities of officials at a local government hospital and laboratory and representatives of the principal worldwide companies marketing diagnostic equipment in Palermo, including the Company's Italian subsidiary (the "Subsidiary"). The inquiry of the Subsidiary focuses on past leasing practices for the placement of diagnostic equipment which were common industrywide practices throughout Italy, but now are alleged to be improper.

Recently a court hearing was scheduled for November 7, 1995 (postponement not uncommon in Italy) in Palermo for the prosecutor to present evidence of alleged improper conduct by representatives of these diagnostic companies (including two individuals from the Subsidiary). The lodging of any formal charges will depend on the results of the hearing. The Subsidiary's Italian attorney is reviewing documents received from the Palermo prosecutor.

As previously reported in our first quarter report on Form 10-Q, since 1992 four toxic tort lawsuits have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, the cities of Phoenix and Scottsdale and others. In July 1995 the Company, and a number of other defendants, including Motorola, Inc., Siemens Corporation, and the cities of Phoenix and Scottsdale, were served with another toxic tort action in Maricopa County Superior Court, Arizona (Wilkins v. Motorola, Inc., et. al.) by a number of residents of the Phoenix/Scottsdale area.

The suit seeks damages for alleged personal injury, emotional distress, lost earnings and medical expenses, as well as punitive and other damages (no dollar amount is specified) in connection with alleged groundwater contamination in an area in Scottsdale, Arizona close to a former Company manufacturing facility. The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stockholder, for any costs incurred in these matters in excess of applicable insurance, and thus the outcome of these litigations, even if unfavorable to the Company, should have no effect on the Company's earnings or financial position.


Item 2.     Changes In Securities

            None.


Item 3.     Defaults Upon Senior Securities

            None.


Item 4.     Submission of Matters to a Vote of Security-Holders

            None.


Item 5.     Other Information

            None.


Item 6.     Exhibits and Reports on Form 8-K

            a)     Exhibits

                   10. Restricted Stock Agreement and Election (Cycle Two -
                       Economic Value Added Incentive Plan), adopted by the Company in 1995.

                   11. Statement re Computation of Per Share Earnings: This
                       information is set forth in Note 2 Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

                   15. Independent Accountants' Review Report,
                       October 20, 1995

                   27. Financial Data Schedule

            b)     Reports on Form 8-K

                   None.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BECKMAN INSTRUMENTS, INC.
                                 (Registrant)


Date:  October 25, 1995                      by  WILLIAM H. MAY
                                                 -----------------------
                                                 William H. May
                                                 Vice President, General
                                                 Counsel and Secretary


Date:  October 25, 1995                      by  DENNIS K. WILSON
                                                 -----------------------
                                                 Dennis K. Wilson
                                                 Vice President, Finance
                                                 and Chief Financial Officer

                                 EXHIBIT INDEX
                        FORM 10-Q, THIRD QUARTER, 1995


    Exhibit
    Number          Description
    -----------     -------------------------------------------

    10. Restricted Stock Agreement and Election (Cycle Two - Economic Value Added Incentive Plan), adopted by the Company in 1995.

    11. Statement re Computation of Per Share Earnings: This information is set forth in Note 2 Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

    15.             Independent Accountants' Review Report,
                    October 20, 1995

    27.             Financial Data Schedule