Form 10-K
period 1995-12-31
BECKMAN INSTRUMENTS INC
filed 1996-02-13
CIK 840467

FORM 10-K
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1995
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (X)

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 26, 1996: $1,006,327,115.

Common Stock, $.10 par value, outstanding as of January 26, 1996:
29,063,599 shares.

      Documents incorporated by reference in this report:

       Documents incorporated               Form 10-K part number
  Annual Report to stockholders for
the fiscal year ended December 31, 1995        Part I and Part II

 Proxy Statement for the 1996 Annual
Meeting of Stockholders to be held on
April 4, 1996                                     Part III

                   BECKMAN INSTRUMENTS, INC.
                             PART I

Item 1.  Business

      Beckman Instruments, Inc. ("Beckman" or "the Company") is one of the world's leading manufacturers of instrument systems and test kits that make laboratories more efficient by simplifying and automating chemistry and biology based analytical procedures. The Company designs, manufactures, markets and services a broad range of laboratory instrument systems, reagents and related products, which customers typically use to conduct basic scientific research, new product research and development or diagnostic analysis of patient samples. In 1995 about 60 percent of total sales were for diagnostic applications, principally in hospital laboratories, while about 40 percent of sales were for life science applications in universities, medical schools and research institutes, or new product research and development in pharmaceutical and biotechnology companies. Slightly more than one-half of reported sales were to customers outside the United States.

Background

      The Company was founded in 1934 by Dr. Arnold O. Beckman to manufacture analytical instruments and became a publicly traded corporation in 1952, subsequently being listed on the New York Stock Exchange in 1955. In 1968 the Company expanded its laboratory instrument focus to include health care applications in clinical diagnostics. Beckman was acquired by SmithKline Corporation to form SmithKline Beckman Corporation ("SmithKline Beckman") in 1982, and the Company was operated as a wholly owned subsidiary of SmithKline Beckman until November 4, 1988. At that time approximately 16% of Beckman's common stock was sold in a public offering and the stock was listed on the New York Stock Exchange. On July 26, 1989, SmithKline Beckman distributed the remainder of its Beckman common stock as a tax free dividend to the stockholders of SmithKline Beckman. This was part of a transaction involving the merger of SmithKline Beckman and Beecham Group p.l.c., a public limited company organized under the laws of the United Kingdom ("Beecham"). Since that time Beckman has operated as a fully independent publicly owned company.

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

                Separation - Isolating materials of interest from
          extraneous   material  or  separating   mixtures   into
          individual  constituents,  often  in  preparation   for
          subsequent processing and measurement.

                Detection,  Measurement  and  Characterization  -
          Determining the identity, structure, or quantity of specific analytes (compounds or molecules of interest) present in sample specimens.

               Data Processing - Acquiring, reporting, analyzing, archiving or calculating the results of laboratory analysis.

      Beckman's experience, knowledge and ability in simplifying and automating these processes for biological laboratories forms a technological continuum that extends across the Company. From this common technical base comes a range of products that are configured to meet specific needs of academic research, pharmaceutical and biotechnology companies, hospitals, physicians' offices and reference laboratories (large central laboratories to which hospitals and physicians refer specialized tests). By serving several customer groups with differing needs related through common science, the Company has the opportunity to broadly apply its technology.

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

Markets

      Beckman's products facilitate a wide range of laboratory processes in facilities concerned with cells, sub-cellular particles, biochemical compounds and analysis of patient samples. In 1995 the worldwide market for the types of products the Company provides was about $6 billion. Slightly over one-half of this market was in clinical diagnostic applications, with the remaining portion of the market in more general purpose life science applications. Other similar or related product categories not currently offered by the Company represent an additional market potential which is estimated to be approximately $10 billion. The size and growth of markets for the Company's products are influenced by technological innovation in bioanalytical practice, government funding for basic and disease related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, health care spending and physician practice.

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



             PRODUCT SALES AS A PERCENT OF TOTAL PRODUCT SALES
                       FOR CATEGORIES REPRESENTING
                      MORE THAN 10 PERCENT OF SALES

                                        1995    1994     1993
                                        ----    ----     ----

     Separation Processes                26      28       27

     Automated General Chemistry
       for Clinical Diagnostics          41      40       40

     Special Chemistry Applications
       for Clinical Diagnostics          19      20       20


     Synthesis and Sample Preparation/Handling

          DNA Synthesizers

      DNA synthesizers automate the process of making synthetic oligonucleotides from organic chemicals. The Beckman Oligo Series 1000 DNA Synthesizers include a single user one-column system and a multi-user eight column system. Both systems reduce the time required for synthesis and inform the user of synthesis progress by providing reaction and reagents status throughout the process. The Company recently introduced its UltraFAST synthesis chemistry in a packaging which is also compatible with certain competitive DNA synthesizers. Oligo systems sell in the $18,000 to $30,000 price range.

          Robotic Workstations

      The Biomek(R) automated laboratory workstations perform complex operations involving liquids, including dispensing measured samples, adding reagents, diluting, mixing and transferring small volumes between reaction vessels. The workstations handle multiple samples in parallel and may be equipped with a photometer for detection purposes. The second generation Biomek 2000 workstation that was introduced in 1994 includes an easy-to-use Windows*-based BioWorks(TM) operating system that can be easily programmed to automate complex and repetitive tasks, including sample preparation for DNA sequencing and automated screening of chemical libraries for new pharmaceutical drugs. These systems were well received by customers in 1995. Biomek systems range in price from $35,000 to over $80,000. (*Windows is a trademark of Microsoft Corporation.)

     Separation Processes

          Centrifuges

      Centrifuges separate liquid sample mixtures on the basis of density (weight per unit volume) differences between the mixture's components. Samples are put into tubes which are placed in rotors and spun at speeds varying from a few thousand to 120,000 revolutions per minute ("rpm"). The resulting centrifugal forces, which can exceed 800,000 times the force of gravity, cause sample components to separate according to their density.

      Centrifuges are used for the nondestructive separation of protein and DNA fractions, cellular components and other materials of interest in modern biology and biotechnology. In addition to efficiency (low power consumption), reliability and an environmentally friendly design (e.g., without freon) on many models, Beckman centrifuges are distinguished from those of competitors by the wide variety of unique rotor, tube and adapter designs available to meet the precise needs of customer applications, including the separation of blood cells from serum, an important use in clinical diagnostic laboratories.

      Beckman manufactures a broad line of centrifuges with varying speed characteristics ranging from "low speed" (few thousand rpm) to "high speed" (10,000 to 35,000 rpm) to "ultracentrifuges" (35,000 to 120,000 rpm) and sample capacities ranging from microliters (one millionth of a liter) to liters. The Avanti(R) family of centrifuges being introduced by the Company provides a revolutionary high-torque drive system which accelerates and brakes in half the time of conventional high-speed drives, thereby significantly reducing the time required to process typical samples. Prices of the Company's centrifuges vary from about $2,000 for a small low speed centrifuge to over $50,000 for an ultracentrifuge and over $100,000 for an analytical ultracentrifuge.

          High Performance Liquid Chromatographs ("HPLC")

      HPLC systems rely upon the difference in the rates of passage of the components in a chemical mixture through a tubular column filled with chemically active material. HPLC systems are powerful separation devices for biologically active compounds, since they are generally non-destructive, sensitive and capable of resolving very complex mixtures of similar compounds. The System Gold(R) Nouveau HPLC manufactured by Beckman is designed to address the needs of the pharmaceutical, biotechnology, food, beverage and agricultural industries as well as those of life science researchers in academia. The system is modular, allowing it to be configured for a wide range of applications. Beckman's HPLC systems typically sell for $20,000 to $50,000.

          Protein Sequencers

     Beckman manufactures and sells protein sequencer systems and related chemicals. Protein sequencing is used to determine the primary structure, i.e., the amino acid sequence, of a protein. Protein sequencer systems sell in the range of $90,000 to $130,000.

          Electrophoresis

      Electrophoresis systems separate mixtures of proteins, DNA, and other molecules principally on the basis of differences in mass and electrical charge. The P/ACE(TM) capillary electrophoresis product line represents a powerful extension of electrophoresis technology by combining the discrimination power of traditional electrophoresis with the speed of HPLC. With several detection options, the result is an automated system for high speed, high sensitivity separation of a wide variety of compounds. In 1995 a new laser source for fluorescence detection and several new chemistry kits were introduced by the Company to expand the range of applications for capillary electrophoresis in DNA, protein and pharmaceutical analysis. P/ACE systems typically sell for $40,000 to $60,000.

          Protein Separation and DNA Sequencing

      In 1995 the Company formed a marketing and service alliance with BioSepra Inc. (BioSepra), a biochromatography systems manufacturer, which expands the Company's biotechnology product line with systems that provide high speed, high resolution separation of biomolecules. In addition, to further broaden these product lines, the Company agreed to acquire over a three year period Genomyx Corporation of Foster City, California.
Genomyx is a developer and manufacturer of advanced DNA sequencing products and is expected to complement the Company's biotechnology business.

     Detection and Measurement

          Spectrophotometer Systems

      Spectrophotometers detect and measure the presence of compounds in liquid mixtures by sensing the absorption of specific wavelengths of light as that light passes through the sample. Some Beckman spectrophotometers have the capability of measuring changes in absorption during biological reactions. These spectrophotometers, in conjunction with Beckman software, automatically control the time, temperature and wavelength of the measurement while computing and recording the results of the experiment. In 1995, the DU 640B, a flexible and affordable bio-spectrophotometer system, was introduced to address the specific needs in molecular biology laboratories and biotechnology
companies.   Depending  on  the specific  model,  accessories  or
software, Beckman spectrophotometers sell in the $9,000 to $25,000 range.

          Nuclear Counters

       Radioactive "labeling," which is the substitution or addition of a radioactive atom into a compound of interest, is a powerful and accepted method for tracing the path of a biochemical in a living system. A labeled compound which is fed to or injected into a test animal or plant can then be traced to specific tissue or waste product by detecting the presence of the radioactive label by scintillation counting. Beckman manufactures scintillation counters that incorporate sophisticated software and system features that combine accurate measurement with user convenience. The systems sell in the $16,000 to $30,000 range.

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

          SYNCHRON(R) Systems

       The Company's SYNCHRON(R) line of automated general chemistry systems is a family of modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON line was developed in response to changes in reimbursement policies for hospital and clinical laboratories that required them to be more efficient. The SYNCHRON systems have been designed as compatible modules which may be used independently or in various combinations with each other to meet the specific needs of individual customers.

     The smallest of these modules, the SYNCHRON CX(R)3 analyzer, determines the concentration of eight of the most commonly measured analytes. The SYNCHRON CX3 DELTA, introduced in 1994, is an extension of the original CX(R)3 that adds computer enhanced software features, including positive sample identification and up to nine "on-board" chemistries.

      The SYNCHRON CX4CE, CX5CE, and CX7 are computer enhanced models offering bi-directional communications with laboratory information systems. The SYNCHRON series was further extended in 1995 by the introduction of the SYNCHRON CX4 DELTA, CX5 DELTA and CX7 DELTA. These models offer industry leading, innovative software features to enhance laboratory productivity and a menu of over 65 different types of tests. The extensive menu includes immunoproteins, therapeutic drugs, drugs of abuse, and a complete listing of general chemistries. SYNCHRON systems range in price from $49,000 to $185,000 and are sold principally based on their ability to improve laboratory efficiency.

          Other Automated Clinical Chemistry Products

      The Company has a stand alone electrolyte analyzer, the SYNCHRON EL-ISE(R), that provides automated analysis of patient electrolyte concentrations such as sodium, potassium, chloride, calcium and lithium. Beckman also offers a family of low cost instruments that perform glucose, blood urea nitrogen or creatinine analysis.

     Special Chemistry Applications For Clinical Diagnostics

          Immunochemistry Systems

      The Array(R) 360 Protein and Therapeutic Drug Monitoring Systems combine automated instrumentation and advanced software that significantly enhance the efficiency of protein and drug analysis. The Array systems provide automated random access testing which allows the operator to mix samples at random, eliminating the need to analyze samples for the same analyte in batches. At the customer's option, the systems can incorporate a computer enhancement that allows automatic reading of bar-coded sample tubes for positive sample identification and bi-directional communication with the laboratory's information system. Array systems sell in the $45,000 to $55,000 price range.

     In January 1996, the Company acquired Hybritech Incorporated ("Hybritech"), a San Diego based life sciences and diagnostics company. This acquisition will expand the Company's capabilities for the development and manufacture of high sensitivity immunoassays, including cancer tests. Chief among these products is a test for prostate specific antigen (PSA), utilized as an aid in the detection (in conjunction with digital rectal examination) and monitoring of prostate cancer. Currently this is the only FDA approved test for such detection.

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

       In 1995 the Company introduced the first capillary electrophoresis system specifically designed for the clinical laboratory, the Paragon CZE(TM) 2000. This system is designed to fully automate the manual and somewhat tedious conventional electrophoresis analysis of serum protein electrophoresis (SPE) and immunofixation electrophoresis (IFE). Positioned to complement the Paragon gels and the Appraise, the Paragon CZE 2000 is targeted at high volume electrophoresis labs worldwide.

          Point of Care - Rapid Test Products

       The Company also produces single use self-contained diagnostic test kits for use in physicians' offices, clinics, hospitals and other medical settings. The Hemoccult(R) product line is used as an aid in screening for gastrointestinal disease, most importantly colorectal cancer. In 1994 the Company introduced the FlexSure(R) HP test kit, a test used as an aid in the diagnosis of H.pylori infection which is associated with several gastrointestinal diseases, including peptic ulcers and gastric cancer. In addition, through its Hybritech acquisition, the Company will offer the ICON(R) test kits featuring a high
sensitivity   pregnancy  test  widely   used   by   health   care
practitioners.

Competition

       The   markets  for  the  Company's  products  are   highly
competitive, with hundreds of companies participating in one or more portions of the market. There are a number of competitors which sell both life sciences and diagnostic products, including the Hitachi Ltd./ Boehringer Mannheim GmbH collaboration, Bio-Rad Laboratories, Inc. and LKB Pharmacia AB. Additional competitors focused more directly on life sciences include Hewlett-Packard Co., The Perkin-Elmer Corporation, and E.I. du Pont de Nemours &
Co.  Inc.   Additional  competitors in  the  clinical  laboratory
market  include Abbott Laboratories, Hoechst Corporation (Behring
Diagnostics   Division),   Johnson   &   Johnson,   Inc.,    Dade
International,  Inc. and Bayer Diagnostics.  Competitors  include
divisions   or  subsidiaries  of  corporations  with  substantial
resources.   In  addition,  the  Company  competes  with   several
companies that sell reagents for laboratory instruments that are manufactured by Beckman and others.

      The Company competes primarily on the basis of improved laboratory productivity, product quality, product bundling to meet multiple instrument needs, and technology, service and price. Discounting is used as a competitive tool when necessary. Management believes that its extensive installed instrument base provides the Company with a competitive advantage in obtaining both instrument and after-market follow-on business.

Research and Development

      The Company's new products originate from four sources: internal research and development ("R&D") programs; external collaborative efforts with individuals in academic institutions and technology companies; devices or techniques that are generated in customers' laboratories; and business acquisitions. The Company's R&D teams are skilled in optics, chemistry, electronics, software, mechanical and other engineering disciplines, in addition to a broad range of biological and chemical sciences. Research studies are usually conducted in conjunction with individuals in academic institutions or other outside scientists. Development programs focus on production of new generations of existing product lines, such as the
SYNCHRON(R) analyzers, as well as new product categories not currently offered by the Company. Other areas of pursuit include innovative approaches to immunochemistry, molecular biology, advanced electrophoresis technologies, automated sample processing and information technologies

      The Company's R&D expenditures for fiscal years 1995, 1994, and  1993  were  $91.7 million, $91.5 million and $93.3  million,
respectively.   Management intends to maintain the present  level
of the Company's investment in R&D spending.

Sales and Service

      The Company has sales in over 120 countries and maintains its own marketing, service and sales forces throughout the world. While nearly all of the Company's products are distributed by Beckman sales groups, the Company employs independent distributors to serve those markets that are more efficiently reached through such channels. The Company operates a European Administration Center (EAC) in Nyon, Switzerland. In addition to finance and administrative services, the EAC provides certain sales and customer service administrative support to the Company's subsidiaries located in Europe.

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

Patents and Trademarks

      To complement and protect the innovations created by the Company's R&D efforts, the Company has an active patent protection program which includes nearly 500 active U.S. patents and patent applications. The Company also files important corresponding applications in principal foreign countries. The Company has taken an aggressive posture in protecting its patent rights; however, no one patent is considered essential to the success of the business.

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

     In January 1993 the member states of the European Union (EU) began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). The Company's manufacturing operations in its Brea, Carlsbad, Fullerton, Palo Alto
Porterville  and  San  Jose, California; Allendale,  New  Jersey;
Sharon Hill, Pennsylvania; Naguabo, Puerto Rico and Galway, Ireland facilities have been certified as complying with the requirements of ISO 9000. Many of the Company's international sales subsidiaries have also been certified, including those located in Australia, Austria, Canada, France, Germany, Italy, The Netherlands, Poland, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom.

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

      In 1984 the Company sold approximately 40 acres of land in Irvine, California to The Prudential Insurance Company of America ("Prudential"). In 1988 the Company was sued by Prudential in U.S. District Court in California for recovery of costs and other alleged damages with respect to soil and groundwater contamination allegedly caused by operations on the property. In 1990 the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Prudential sold the property to Mola Development Corporation ("Mola") which subsequently sold a portion of the property to F.C. Irvine, Inc., each local property developers. This resulted in additional litigation against the Company and Prudential. See "Legal Proceedings" herein. Prudential subsequently reacquired the portion of the property owned by Mola.

      Investigations conducted on the property determined that soil and groundwater remediation is required and such remediation is underway. During 1994 the County formally acknowledged completion of remediation of a major portion of the soil, although there remain other areas of soil contamination that require further remediation. The Company and Prudential continued to operate a groundwater treatment system throughout 1995. The Company believes that it has established adequate reserves for remediation of any remaining soil contamination, operation and maintenance of the groundwater treatment system and any necessary additional groundwater investigations.

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

Employee Relations

       The   Company   and  its  subsidiaries  presently   employ
approximately 5,700 persons throughout the world, including approximately 4,100 in the United States. The Company considers that its relations with its employees are generally good.

Geographic Area Information

      Information with respect to the above-captioned item is incorporated by reference to Note 13 Business Segment Information of the Company's Annual Report to Stockholders for the year ended
December 31, 1995.

Item 2. Properties

      The Company's primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California. Central manufacturing support facilities for parts and electronic subassemblies are located in Porterville, California. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Carlsbad, San Diego and San Jose, California, Naguabo, Puerto Rico, and Galway, Ireland. The Company's computer software products business is located in Allendale, New Jersey. The Company's facility for the production of Hemoccult(R) test kits and related products is located in Sharon Hill, Pennsylvania.

      All U.S. manufacturing facilities, including land and buildings, are owned by the Company with the exception of Allendale, San Diego, San Jose and Sharon Hill which are leased facilities, and Palo Alto, where the Company has built and owns its buildings on a long-term land lease expiring in 2054. All manufacturing facilities outside the U.S. are leased. The central production facilities for the Company also include plastics fabrication and machine shop capabilities in Fullerton to serve the entire Company. This facility, in conjunction with electronic subassembly work done in Porterville, supplies the primary parts and subassemblies for the instrument systems to the various instrument assembly locations in California. The
Company's principal distribution locations are in Brea and Fullerton, California, Somerset, New Jersey, Frankfurt, Germany and Paris, France. In 1994 the Company established a European Administration Center at a facility in Nyon, Switzerland.

      The Company believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

Item 3. Legal Proceedings

      As previously reported, in 1995 a lawsuit was filed against the Company in the Superior Court of Orange County, California by two of its former employees alleging breach of contract relating to the commercial development of certain technology (Cercek v. Beckman Instruments, Inc.). The plaintiffs seek monetary damages of not less than $150 million and a declaratory judgment terminating certain exclusive licenses entered into between the plaintiffs and the Company. The Company believes that the plaintiffs' claims are without merit and that the Company has good and sufficient defenses to each such claim. The Company has retained counsel to defend it and discovery is in progress. The Company does not believe that any liability resulting from this lawsuit will have a material adverse effect on its operations or financial position.

      Through its Hybritech acquisition the Company obtained a patent, referred to as the Tandem Patent, that covers most of Hybritech's important products and generates significant royalty income. The Tandem Patent is involved in an interference action in the U.S. Patent and Trademark Office with a patent application owned by La Jolla Cancer Research Foundation (the "Foundation"). If the Foundation wins the interference, the Company would lose the Tandem Patent and the royalty income, and a new patent would issue to the Foundation covering those products. The Company believes it has the stronger case and will prevail and does not expect this matter to have a material adverse effect on its operations or financial position.

      As previously reported, in 1991 Forest City Properties Corporation and F.C. Irvine, Inc. (collectively, "Forest City"), current owners and developers of a portion of the same real property in Irvine referred to under the caption "Environmental Matters" herein, filed suit against Prudential in the California Superior Court for the County of Los Angeles, alleging breach of contract and damages caused by the pollution of the property. Forest City originally sought damages of more than $20 million but subsequently increased its demand to $40 million. Forest City also seeks additional remediation of the property. Although the Company is not a named defendant in the Forest City action, it is obligated to contribute to any resolution of that action pursuant to the Company's 1990 settlement agreement with Prudential. See "Environmental Matters" herein.

     The trial of this matter was conducted in 1995, resulting in a jury verdict in favor of Prudential. The Court subsequently granted Forest City's motion for a new trial which Prudential has appealed. The appeal is not expected to be heard for approximately two years because of the appellate court's backlog. Although the outcome of this litigation cannot be predicted with certainty, the Company believes that any additional liability beyond that provided for will not have a material adverse effect on the Company's operations or financial position.

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

     As previously reported, since 1992 five toxic tort lawsuits* have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, the cities of Phoenix and Scottsdale, and others. The lawsuits seek damages for alleged personal injury, emotional distress, lost earnings and medical expenses, as well as punitive and other damages (no dollar amount is specified) in connection with alleged groundwater contamination in an area in Scottsdale, Arizona close to a former Company manufacturing facility. The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stockholder, for any costs incurred in these matters in excess of applicable insurance, and thus the outcome of these litigations, even if unfavorable to the Company, should have no material effect on the Company's operations or financial position.

*    Baker v. Motorola, Inc. et al (filed February 1992), Lofgren
v. Motorola, Inc. et al (filed April 1993), Betancourt v. Motorola, Inc. et al (filed July 1993), Ford v. Motorola, Inc. et al (filed June 1994), and Wilkins v. Motorola, Inc., et. al. (filed July 1995).

     These suits are currently in the discovery phase. Trial has been set for January, 1998 for the four cases that do not include class action claims which have been consolidated. No trial date has been set for the remaining case (Baker v. Motorola, Inc.) that does include class action claims. The Company is vigorously defending all of the suits, which it believes are without merit.

      As previously reported, the public prosecutor in Palermo (Sicily), Italy is investigating the activities of officials at a local government hospital and laboratory as well as representatives of the principal worldwide companies marketing diagnostic equipment in Palermo, including the Company's Italian subsidiary (the "Subsidiary"). The inquiry focuses on past leasing practices for placement of diagnostic equipment which were common industry-wide practices throughout Italy, but now are alleged to be improper.

      The prosecutor recently revealed the evidence from his investigation which he alleges supports formal charges against one present and two former employees of the Subsidiary. The Company believes this evidence to be weak and insufficient to support a criminal conviction. Court hearings were scheduled for mid February 1996 to allow the prosecutor to present evidence of improper conduct in order to persuade the Court to hold a trial. The results of those hearings were not available at the time this report was prepared. Although it is very difficult to evaluate the political climate in Italy and the activities of the Italian public prosecutors, the Company does not expect this matter to have a material adverse effect on its operations or financial position.

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

Executive Officers of the Company

      The following is a list of the executive officers of the Company as of February 7, 1996, showing their ages, present positions and offices with the Company and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.


Louis T. Rosso, 62, Chairman       Mr. Rosso has been Chief
of the Board and Chief             Executive Officer of the
Executive Officer                  Company since 1988 and
                                   Chairman of the Board since
                                   1989.  He served as the
                                   Company's President from 1982
                                   until 1993. He also served as
                                   a Vice President of SmithKline
                                   Beckman from 1982 to 1989.
                                   Mr. Rosso first joined the
                                   Company in 1959 and was named
                                   Corporate Vice President in
                                   1974.  He is a director of
                                   Allergan, Inc. and American
                                   Health Properties, Inc.  He is
                                   a member of the Board of
                                   Trustees of St. Jude Heritage
                                   Foundation in Fullerton,
                                   California and of Harvey Mudd
                                   College.  Mr. Rosso has been a
                                   director of the Company since
                                   1988.

John P. Wareham, 54, Director,     Mr. Wareham has been President
President, and Chief Operating     and Chief Operating Officer of
Officer                            the Company since 1993. He
                                   served as the Company's Vice
                                   President, Diagnostic Systems
                                   Group from 1984 to 1993. Prior
                                   thereto, he had been President
                                   of Norden Laboratories, Inc.,
                                   a wholly owned subsidiary of
                                   SmithKline Beckman engaged in
                                   developing, manufacturing and
                                   marketing pharmaceutical and
                                   veterinary vaccines. Mr.
                                   Wareham first joined
                                   SmithKline Corporation, a
                                   predecessor of SmithKline
                                   Beckman, in 1968.  He is a
                                   director of the Little Rapids
                                   Corporation and the Health
                                   Industry Manufacturers
                                   Association.  Mr. Wareham has
                                   been a director of the Company
                                   since 1993.

Dennis K. Wilson, 60, Vice         Mr. Wilson has been Vice
President, Finance and Chief       President, Finance and Chief
Financial Officer                  Financial Officer of the
                                   Company since 1993.  He served
                                   as Vice President, Treasurer
                                   of the Company from 1989 until
                                   his current appointment.
                                   Prior thereto he had been Vice
                                   President, Corporate
                                   Accounting and Assistant
                                   Controller of SmithKline
                                   Beckman since 1984. Mr. Wilson
                                   first joined the Company in
                                   1969.

James T. Glover, 45, Vice          Mr. Glover has been Vice
President and Controller           President and Controller of
                                   the Company since 1993.  From
                                   1989 until assuming his
                                   current position, he was Vice
                                   President, Controller -
                                   Diagnostic Systems Group.  Mr.
                                   Glover joined the Company in
                                   1983, serving in several
                                   management positions,
                                   including a two-year term at
                                   Allergan, Inc., then a Company
                                   affiliate.  Prior to 1983, he
                                   held management positions with
                                   KPMG Peat Marwick and another
                                   Fortune 500 Company.

Fidencio Mares, 49, Vice           Mr. Mares was named Vice
President, Human Resources         President, Human Resources of
                                   the Company effective May 16,
                                   1995.  Prior thereto he had
                                   been President of The Gas
                                   Company of Hawaii.  Before
                                   that he was Senior Vice
                                   president of Administration
                                   and Human Resources for
                                   Pacific Resources, Inc.,
                                   Corporate Wage and Salary
                                   manager and Corporate Human
                                   Resources Services manager for
                                   Getty Oil Company/Texaco,
                                   Inc., and held various human
                                   resources managerial positions
                                   at Southern California Edison.

William H. May, 53, Vice           Mr. May has been General
President, General Counsel and     Counsel and Secretary of the
Secretary                          Company since 1984 and has
                                   been Vice President, General
                                   Counsel and Secretary of the
                                   Company since 1985.  Mr. May
                                   first joined the Company in
                                   1976.

Bruce A. Tatarian, 47, Vice        Mr. Tatarian was named Vice
President, Field Operations -      President, Field operations -
Emerging Markets                   Emerging Markets of the
                                   Company effective May 1, 1995.
                                   He had been Vice President,
                                   Bio-research Commercial
                                   Operations International of
                                   the Company since 1994.  Prior
                                   thereto, he had been Vice
                                   President, Marketing
                                   Operations for the
                                   Bioanalytical Systems Group
                                   since 1991.  From 1990 to 1991
                                   he had been Vice President -
                                   Manager, Analytical Business
                                   Unit. Mr. Tatarian originally
                                   joined the Company in 1973
                                   when he served in a number of
                                   marketing positions for a
                                   period of ten years.

Arthur A. Torrellas, 65, Vice      Mr. Torrellas was named Vice
President, Field Operations -      President, Field Operations -
North America/Europe               North America/Europe, of the
                                   Company effective May 1, 1995.
                                   He had been Vice President,
                                   Diagnostic Commercial
                                   Operations of the Company
                                   since 1994.  Prior thereto, he
                                   had been Vice President,
                                   International Operations for
                                   the Diagnostic Systems Group
                                   since 1985.  Mr. Torrellas
                                   first joined the Company in
                                   1977.

Albert R. Ziegler, 57, Vice        Mr. Ziegler has been Vice
President, Diagnostics             President, Diagnostics
Development Center                 Development Center of the
                                   Company since 1994.  He joined
                                   the Company in 1986 as Vice
                                   President, North America
                                   Operations for the Diagnostic
                                   Systems Group.  Prior thereto
                                   he had been President of
                                   Branson Ultrasonics
                                   Corporation, a manufacturer of
                                   industrial ultrasound
                                   instruments and a subsidiary
                                   of SmithKline Beckman until
                                   the divestiture of SmithKline
                                   Beckman's industrial
                                   instruments businesses in
                                   1984.  Mr. Ziegler first
                                   joined SmithKline Beckman in
                                   1971.

Paul Glyer, 39, Treasurer          Mr. Glyer has been Treasurer
                                   of the Company since 1993.
                                   Effective May, 1995 he
                                   additionally assumed the
                                   position of Director,
                                   Corporate Business
                                   Development.  He served as
                                   Assistant Treasurer since 1989
                                   when he first joined the
                                   Company.

Michael T. O'Neill, 55, Senior     Mr. O'Neill served as Senior
Vice President, Commercial         Vice President, Commercial
Operations                         Operations of the Company from
                                   1993 until April 1995 when he
                                   left the Company to pursue
                                   personal interests.  He had
                                   been Vice President,
                                   Bioanalytical Systems Group
                                   since 1989. Mr. O'Neill first
                                   joined the Company in 1973.

Richard K. Sears, 63, Vice         Mr. Sears served as Vice
President, Human Resources         President, Human Resources of
                                   the Company from 1990 until
                                   June 30, 1995 when he retired.
                                   Mr. Sears originally joined
                                   the Company in 1955 when he
                                   served in a number of
                                   administrative and management
                                   positions for a period of 14
                                   years.

PART II

Item 5.   Market  for  the Registrant's Common Stock and  Related
          Stockholder Matters

      Information with respect to the above-captioned Item is incorporated herein by reference to the sections entitled "Stock Exchanges and Prices" and "Dividends" of the Company's Annual Report to stockholders for the year ended December 31, 1995. During 1995 the Company paid four consecutive quarterly dividends of $.11 per share of common stock, for a total of $.44 per share for the year. During 1994 the Company paid four consecutive quarterly dividends of $.10 per share of common stock, for a total of $.40 per share for the year. Information with respect to dividend restrictions is incorporated by reference to Note 6 Debt of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of the Company's Annual Report to Stockholders for the year ended December 31, 1995. In addition, as of January 26, 1996, there were approximately 9,373 holders of record of the Company's common stock.

Item 6.   Selected Financial Data

      Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "Five-Year Financial and Statistical Data" of the Company's Annual Report to Stockholders for the year ended December 31, 1995.

Item 7.   Management's  Discussion  and  Analysis  of   Financial
          Condition and Results of Operations

      Information  with  respect to the above-captioned  Item  is
incorporated   herein  by  reference  to  the  section   entitled
"FINANCIAL REVIEW" of the Company's Annual Report to Stockholders for the year ended December 31, 1995.

Item 8.   Financial Statements and Supplementary Data

      Information with respect to the above-captioned Item is incorporated herein by reference to the consolidated financial statements, including all the notes thereto, and the sections entitled "REPORT BY MANAGEMENT", "INDEPENDENT AUDITORS' REPORT" and "QUARTERLY DATA (Unaudited)" of the Company's Annual Report to Stockholders for the year ended December 31, 1995.

Item 9.   Changes  in  and  Disagreements  With  Accountants   on
          Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      Directors - The information with respect to directors required by this Item is incorporated herein by reference to those parts of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 4, 1996 entitled "ELECTION OF DIRECTORS" and "BOARD OF DIRECTORS INFORMATION."

      Executive Officers - The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11.  Executive Compensation

      The information with respect to executive compensation required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 4, 1996 entitled "EXECUTIVE COMPENSATION," excluding those sections entitled "Board Compensation Committee Report on Executive Compensation" and "Performance Graph."

Item 12.  Security  Ownership  of Certain Beneficial  Owners  and
          Management

      The information with respect to security ownership required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 4, 1996 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.  Certain Relationships and Related Transactions

      The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 4, 1996 entitled "BOARD OF DIRECTORS INFORMATION, Compensation Committee Interlocks and Insider Participation."

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

                   3.2 Amended and Restated By-Laws of the Company, as of November 30, 1994 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report to the Securities and Exchange Commission on form 10-K for the fiscal year ended December 31, 1994, File No. 001-10109).

                   4.1    Specimen Certificate of  Common  Stock
               (incorporated  by  reference  to  Exhibit  4.1  of
               Amendment  No.  1  to  the  Company's   Form   S-1
               registration statement, File No. 33-24572).

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

                   4.5    Amendment  1995-1  to  the  Company's
               Savings and Investment Plan, adopted December 20, 1995, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

                   10.1 Revolving Credit Agreement, dated as of September 26, 1994, among the Company, the lenders named therein and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1994, File No. 001-10109).

                   10.2 Note Agreement, dated as of February 5, 1993, among the Company, Nationwide Life Insurance Company and three other insurance companies named therein (incorporated by reference to Exhibit
               10.17 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

                   10.3 Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of October 6, 1993 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

                   10.4 Loan Agreement (Multiple Advance), dated September 30, 1993, between Beckman Instruments (Japan) Limited and the Industrial Bank of Japan, Limited (English translation, including certification as to accuracy; original document executed in Japanese) (incorporated by reference to Exhibit 10.21 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

                   10.5  Term  Loan  Agreement,  dated  as  of
               September 30, 1993, between Beckman Instruments (Japan) Limited and Citibank, N.A., Tokyo Branch (incorporated by reference to Exhibit 10.22 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

                   10.6  Term  Loan  Agreement,  dated  as  of
               December 9, 1993, between Beckman Instruments (Japan) Limited and The Dai-Ichi Kangyo Bank Limited (English translation, including certification as to accuracy; original document executed in Japanese) (incorporated by reference to Exhibit 10.23 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

                  10.7  Trust Agreement between the Company and
               The First National Bank of Chicago, as Trustee, for the benefit of Participating Employees, dated as of May 31, 1995.

               * 10.8 The Company's Executive Incentive Plan, adopted by the Company in 1995 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1995, File No. 001-10109).

               * 10.9 The Company's Executive Incentive Plan, adopted by the Company in 1994 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1994, File No. 001-10109).

               * 10.10 Supplement to the Company's Executive Incentive Plan, adopted by the Company in 1994:
               Company Memorandum, FY 94 Incentive Plans, May 11, 1994 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1994, File No. 001-10109).

               * 10.11 The Company's Executive Bonus Plan, adopted by the Company in 1993 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

               *  10.12  The  Company's Incentive  Compensation
               Plan  of  1990,  as  restated with  amendments  of
               January 29, 1992, amendments approved by stockholders May 6, 1992 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

               * 10.13 The Company's Incentive Compensation Plan, as amended by the Company's Board of Directors on October 26, 1988 and as amended and restated by the Company's Board of Directors on March 28, 1989 (incorporated by reference to
               Exhibit 10.16 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1989, File No. 001-10109).

               * 10.14 Restricted Stock Agreement and Election (Cycle Two - Economic Value Added Incentive Plan), adopted by the Company in 1995 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1995, File No. 001-10109).

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

               * 10.20 Agreement Regarding Retirement Benefits of Arthur A. Torrellas, adopted December 1, 1993 and dated December 20, 1993, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit 10.24 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

               * 10.21 Amendment to the December 1, 1993 Agreement Regarding Retirement Benefits of Arthur
               A. Torrellas, dated as of May 30, 1995, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1995, File No. 001-10109).

               * 10.22 Agreement Regarding Retirement Benefits of Albert Ziegler, dated June 16, 1995, between the Company and Albert Ziegler.

               * 10.23 Beckman Instruments, Inc. Deferred Directors' Fee Program, adopted by the Company November 30, 1994 (incorporated by reference to
               Exhibit 10.21 of the Company's Annual Report to the Securities and Exchange Commission of form 10-K for the fiscal year ended December 31, 1994, File No. 001-10109).

                  10.24 Distribution Agreement, dated as of April 11, 1989, among SmithKline Beckman Corporation the Company and Allergan, Inc.
               (incorporated by reference to Exhibit 3 to SmithKline Beckman Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).

                  10.25 Amendment to the Distribution Agreement effective as of June 1, 1989 between SmithKline Beckman Corporation, the Company and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Company's Form S-1 registration statement, File No. 33-28853).

                  10.26 Cross-Indemnification Agreement between the Company and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Form S-1 registration statement, File No. 33-24572).

                  10.27 Tax Agreement, dated as of April 11, 1989, between SmithKline Beckman Corporation and the Company (incorporated by reference to Exhibit 4 to SmithKline Beckman Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).

                  10.28  Tax  Sharing  Agreement  between  the
               Company and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.2 of Amendment No. 1 to the Company's Form S-1 registration statement, File No. 33-24572).

                  11.    Statement regarding computation of
               per   share   earnings:   This   information    is
               incorporated by reference to Note 1 Summary of Significant Accounting Policies of the Company's Annual Report to Stockholders for the year ended December 31, 1995.

                  13. WORDS ON NUMBERS Section of the Company's Annual Report to Stockholders for the year ended
               December 31, 1995.

                  21.    Subsidiaries

                  24.    Consent of KPMG Peat Marwick LLP,
               February 8, 1996.

                  27.    Financial Data Schedule.

               (b) Reports on Form 8-K During Fourth Quarter ended December 31, 1995.

     No  Reports on Form 8-K were filed during the quarter  ended
     December 31, 1995.

                   Beckman Instruments, Inc.

                            INDEX TO
               FINANCIAL STATEMENTS AND SCHEDULES


The consolidated financial statements of the Company and the related report of KPMG Peat Marwick LLP, dated January 19, 1996 are incorporated by reference to the section entitled "WORDS ON NUMBERS" of the Company's Annual Report to Stockholders for the year ended December 31, 1995.

The information required to be reported in the Supplementary Financial Schedule entitled, VIII Allowance for Doubtful Accounts, for the three year period ended December 31, 1995 is set forth in Note 14 Supplementary Information of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of the Company's Annual Report to Stockholders for the year ended December 31, 1995. Schedules not included herein have been omitted because they are not applicable, are no longer required or the required information is presented in the consolidated financial statements or in the notes to the consolidated financial statements.


                           SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   BECKMAN INSTRUMENTS, INC.


Date:  February 1, 1996            By LOUIS T. ROSSO
                                      Louis T. Rosso
                                      Chairman of the Board and
                                      Chief Executive Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                   Title                        Date
  ---------                   -----                        ----
                         Chairman of the Board
                          and Chief Executive
                          Officer (Principal
LOUIS T. ROSSO            Executive Officer)
Louis T. Rosso                                   February 1, 1996

                              President,
                         Chief Operating Officer
JOHN P. WAREHAM              and Director
John P. Wareham                                  February 1, 1996


                         Vice President, Finance
                       and Chief Financial Officer
DENNIS K. WILSON      (Principal Financial Officer)
Dennis K. Wilson                                 February 1, 1996

                         Vice President and
                        Controller (Principal
JAMES T. GLOVER          Accounting Officer)
James T. Glover                                  February 1, 1996



EARNEST H. CLARK, JR.        Director            February 1, 1996
Earnest H. Clark, Jr.


CAROLYNE K. DAVIS             Director           February 1, 1996
Carolyne K. Davis, Ph.D.


DENNIS C, FILL                Director           February 1, 1996
Dennis C. Fill


GAVIN HERBERT                 Director           February 1, 1996
Gavin S. Herbert


WILLIAM N. KELLEY             Director           February 1, 1996
William N. Kelley, M.D.


                              Director           February  , 1996
Francis P. Lucier


C. RODERICK O'NEIL            Director           February 1, 1996
C. Roderick O'Neil


DAVID S. TAPPAN, JR.          Director           February 1, 1996
David S. Tappan, Jr.


                              Director           February  , 1996
Henry Wendt


BETTY WOODS                   Director           February 1, 1996
Betty Woods

                       INDEX TO EXHIBITS


Exhibit
Number                      Exhibit
-------                     -------

 4.5 Amendment 1995-1 to the Company's Savings and Investment Plan, adopted December 20,
               1995, filed in connection with the Form
               S-8 Registration Statement filed with the Securities and Exchange Commission on
               September 1, 1992 and Amendment No. 1
               thereto filed December 17, 1992, File
               No. 33-51506.

 10.7          Trust Agreement between the Company
               and The First National Bank of Chicago,
               as Trustee, for the benefit of
               Participating Employees, dated as
               of May 31, 1995.

 10.22         Agreement Regarding Retirement
               Benefits of Albert Ziegler, dated
               June 16, 1995, between the Company
               and Albert Ziegler.

 13.           WORDS ON NUMBERS Section of the Company's
               Annual Report to Stockholders for the
               year ended December 31, 1995.

 21.           Subsidiaries

 24.           Consent of KPMG Peat Marwick LLP,
               February 8, 1996.

 27.           Financial Data Schedule.