Form 10-Q
period 1996-03-31
BECKMAN INSTRUMENTS INC
filed 1996-04-24
CIK 840467

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C. 20549

     (Mark One)
     (X)Quarterly Report Pursuant to Section 13 or 15(d) of the

                   Securities Exchange Act of 1934

            For the quarterly period ended March 31, 1996

                                 OR

     ( )Transition Report Pursuant to Section 13 or 15(d) of the

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

          APPLICABLE ONLY TO CORPORATE ISSUERS:
     Outstanding shares of common stock, $0.10 par value, as of April 15, 1996: 29,028,056 shares.

                               PART I

                        FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Statements of
                Earnings for the three month periods
                ended March 31, 1996 and 1995

                Condensed Consolidated Balance Sheets
                as of March 31, 1996 and December 31, 1995

                Condensed Consolidated Statements of
                Cash Flows for the three month periods
                ended March 31, 1996 and 1995

                Notes to Condensed Consolidated
                Financial Statements

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations



                               PART II

                          OTHER INFORMATION

     Item 1.    Legal Proceedings

     Item 2.    Changes In Securities

     Item 3.    Defaults Upon Senior Securities

     Item 4.    Submission of Matters to a Vote of
                Security-Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K

                      BECKMAN INSTRUMENTS, INC.
                        FIRST QUARTER REPORT
            CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
           (Dollars in Millions, Except Amounts Per Share)
                              Unaudited

                                               Three Months Ended
                                                  March 31,
                                                1996      1995
                                                ----      ----
Sales                                         $224.8    $205.0
Operating costs and expenses:
 Cost of sales                                 104.9      97.2
 Selling, general and administrative            73.7      65.2
 Research and development                       24.7      22.1
 Restructuring charge                            -         3.1
                                              ------    ------
                                               203.3     187.6
                                              ------    ------
Operating income                                21.5      17.4

Nonoperating income(expense):
 Interest income                                 1.3       1.3
 Interest expense                               (3.1)     (2.8)
 Other, net                                      0.8      (0.3)
                                              ------    ------
                                                (1.0)     (1.8)
                                              ------    ------
Earnings before income taxes                    20.5      15.6
Income tax provision                             6.8       5.3
                                              ------    ------
Net earnings                                  $ 13.7    $ 10.3
                                              ======    ======
Weighted average common shares and common
 share equivalents-(thousands)                29,259    28,825

Net earnings per share                        $ 0.47    $ 0.36

Dividends declared per share                  $ 0.13    $ 0.11

See accompanying notes to condensed consolidated financial statements.

                      BECKMAN INSTRUMENTS, INC.
                     CONSOLIDATED BALANCE SHEETS
                        (Dollars in Millions)
                              Unaudited

                                             March 31,  December 31,
                                               1996         1995
                                             --------   -----------

Assets
Current assets:
  Cash and equivalents                        $ 30.3      $ 26.2
  Short-term investments                         8.1         8.2
  Trade receivables and other                  276.5       288.8
  Inventories                                  194.9       166.2
  Deferred income taxes                         26.6        29.4
  Other current assets                          13.2        14.5
                                              ------      ------
    Total current assets                       549.6       533.3

Property, plant and equipment, net             249.5       252.1
Deferred income taxes                           62.4        59.8
Other assets                                    66.1        62.6
                                              ------      ------
    Total assets                              $927.6      $907.8
                                              ======      ======
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                               $ 23.7      $ 15.8
  Accounts payable and accrued expenses        202.2       190.5
  Income taxes                                  46.5        44.9
                                              ------      ------
    Total current liabilities                  272.4       251.2

Long-term debt, less current maturities        171.5       162.7
Other liabilities                              130.1       146.0
                                              ------      ------
    Total liabilities                          574.0       559.9

Stockholders' equity                           353.6       347.9
                                              ------      ------
    Total liabilities and stockholders'equity $927.6      $907.8
                                              ======      ======

See accompanying notes to condensed consolidated financial statements.

                      BECKMAN INSTRUMENTS, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Dollars in Millions)
                              Unaudited

                                                  Three Months Ended
                                                       March 31,
                                                   1996      1995
                                                   ----      ----
Cash Flows from Operating Activities
  Net earnings                                    $ 13.7   $ 10.3
  Adjustments to reconcile net earnings to
  net cash provided (used) by operating
  activities:
   Depreciation and amortization                    20.7     18.6
   Net deferred income taxes                        (0.1)    (0.6)
   Changes in assets and liabilities:
    Trade receivables and other                     11.0     11.3
    Inventories                                    (29.8)   (10.6)
    Accounts payable and accrued expenses           15.2     (9.5)
    Restructuring reserve                           (2.5)    (4.5)
    Accrued income taxes                             1.6      2.6
    Other                                          (18.4)   (19.3)
                                                   ------   ------
     Net cash provided (used)
     by operating activities                        11.4     (1.7)
                                                   ------   ------
Cash Flows from Investing Activities
  Additions to property, plant and equipment       (20.3)   (24.2)
  Net disposals of property, plant and equipment     3.5      3.3
  Sales (purchases) of short-term investments        0.2     (3.4)
                                                   ------   ------
     Net cash used by investing activities         (16.6)   (24.3)
                                                   ------   ------
Cash Flows from Financing Activities
  Dividends to stockholders                         (3.7)    (3.1)
  Proceeds from issuance of stock                    5.5      4.4
  Purchase of treasury stock                        (7.7)    (2.1)
  Notes payable borrowings, net                      7.0      7.4
  Long-term debt borrowings                          9.3       -
  Long-term debt reductions                           -      (0.5)
  Other                                             (1.0)    (0.5)
     Net cash provided                             ------   ------
     by financing activities                         9.4      5.6
                                                   ------   ------
Effect of exchange rates on cash and equivalents    (0.1)    (0.1)
                                                   ------   ------
Increase (decrease) in cash and equivalents          4.1    (20.5)

Cash and equivalents -- beginning of period         26.2     44.2
                                                   ------   ------
Cash and equivalents -- end of period             $ 30.3   $ 23.7
                                                   ======   ======
Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
     Interest                                     $  2.4   $  1.8
     Income taxes                                 $  5.1   $  3.4
Noncash investing and financing activities:
  Purchase of equipment under capital
    lease obligation                              $  1.0   $  0.8

   See accompanying notes to condensed consolidated financial statements.

                      BECKMAN INSTRUMENTS, INC.
                              Notes To
             Condensed Consolidated Financial Statements

           (Dollars in Millions, Except Amounts Per Share)


1     Report by Management
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K/A for 1995 which is on file with the Securities and Exchange Commission.

The results of operations for the period ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.


2     Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates.


3     Stock-Based Compensation
The Company has adopted Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, the Company continues to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for
Stock Issued to Employees." As a result, compensation related to stock options is determined at the grant date as the difference between the grant price and the fair market value of the underlying common shares. Generally, the Company issues stock options with a grant price equal to the fair market value of the Company's common shares.


4     Earnings Per Share
Earnings per share is computed including the effect of common share equivalents. Common share equivalents represent the dilutive effect of outstanding stock options. Primary earnings per share approximates fully diluted earnings per share.


5    Inventories
Inventories are comprised of the following:

                                             March 31, December 31,
                                               1996       1995
                                             --------  -----------
     Finished Products                        $129.6        $117.7
     Raw Materials, parts and assemblies        51.1          40.5
     Work in-process                            14.2           8.0
                                              ------        ------
                                              $194.9        $166.2
                                              ======        ======

6    Investments
Effective January 2, 1996, the Company acquired Hybritech
Incorporated, a San Diego-based life sciences and diagnostic company, for a purchase price not material to the Company. The acquisition expanded the Company's ability to develop and manufacture high sensitivity immunoassays, including cancer tests. The acquisition was accounted for as a purchase.


7    Contingencies

Litigation
As previously reported, local authorities in Palermo (Sicily), Italy are investigating the activities of officials at a local government hospital and laboratory as well as representatives of the principal worldwide companies marketing diagnostic equipment in Palermo, including the Company's Italian subsidiary. The inquiry focuses on past leasing practices for placement of diagnostic equipment which were common industry-wide practices throughout Italy, but now are alleged to be improper. The court hearings scheduled for mid-February 1996 to allow the prosecutor to present evidence of improper conduct in order to persuade the Court to hold a trial were postponed to mid-May 1996. The Company believes the evidence in the case is weak and insufficient to support a criminal conviction.

Since 1992 five toxic tort lawsuits have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, the cities of Phoenix and Scottsdale, and others. The Company recently received a joint settlement offer from the plaintiffs in all five cases which is substantially lower than the settlement offer received in 1995. The Company is evaluating this offer and there is no assurance that a settlement will be reached. The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stockholder, for any costs incurred in these matters in excess of applicable insurance.

As previously reported, the Company is obligated to contribute to any resolution of a lawsuit filed by one of the tenants of the apartment houses built on property in Irvine, California formerly owned by the Company. At a recent Court conference, the trial of this matter was scheduled to begin in October 1996.

The Company and its subsidiaries are involved in a number of lawsuits which the Company considers normal in view of its size and the nature of its business. The Company does not believe that any liability resulting from any such lawsuits, or the matters described above, will have a material adverse effect on its operations or financial position.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            (Dollars in millions, except per share amounts)

Operations

Sales for the first quarter ended March 31, 1996 were $224.8, an increase of $19.8 over the prior year. Excluding the impact of changes in foreign currency exchange rates, first quarter sales were higher by $19.0. Sales for the North American diagnostic business increased over the prior year, while the North American bioresearch business experienced lower sales. The comparison of the North American bioresearch sales over prior year is impacted by decreased government funding in 1996. International diagnostic and bioresearch sales increased by more than 8% over the prior year. European markets continue to be impacted by a recession and cost containment initiatives in several European health care systems. International sales are expected to continue to be impacted by weak markets, particularly in Europe.

Operating income for the first quarter ended March 31, 1996 increased to $21.5, representing an increase of 23.6% over the prior year. Operating income in 1995 included a restructuring charge of $3.1 related to the reorganization and restructuring program completed in 1995. Cost of sales for the first quarter increased over the same period in the prior year, but declined slightly as a percentage of sales. Selling, general and administrative, and research and development expenses in the first quarter of 1996 increased over 1995, but represent only a slight increase as a percentage of sales over the prior year.

The reorganization and restructuring plan announced in the fourth quarter of 1993 has resulted in year-to-date 1996 savings of about $12.4 which are mainly attributable to the reduction of more than 1,400 personnel from 1993. The Company anticipates savings from the restructuring program to be about $50 in 1996, but not incremental to earnings due to certain transition costs, general salary and cost increases, as well as fluctuating foreign currencies.

Nonoperating expenses decreased by $0.8 compared to prior year, primarily as a result of foreign currency exchange gains.

Earnings before income taxes for the first quarter compared to the same period of the prior year increased to $20.5 from $15.6 (1995 included a restructuring charge of $3.1). The effective tax rate decreased to 33% from 34% in the prior year as a result of a lower effective tax rate in the U.S. due to the utilization of foreign tax credits.

Net earnings for the first quarter were $13.7 or $0.47 per share, representing an increase of 33.0% and 30.6%, respectively, over the prior year. Net earnings in 1995 included a $3.1 restructuring charge which decreased earning per share by $0.07.


Financial Condition

For the three months ended March 31, 1996, the Company had positive cash flow from operating activities of $11.4 and negative cash flow from investing activities of $16.6. This represents an increase in cash flows from net operating and investing activities of $20.8 from the same period in 1995. Contributing to the increase in cash flow from operating activities compared to 1995 was the change in accounts payable and accrued expenses while the increase in cash flow from investing activities from the prior year was as a result of decreased additions to property, plant and equipment and the change in short-term investments.

The ratio of debt to capitalization at March 31, 1996 was 35.6% compared to 33.9% at December 31, 1995. The ratio of current assets to current liabilities at March 31, 1996 of 2.02 is slightly lower than December 31, 1995. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future.

On March 7, 1996, the Company paid a quarterly cash dividend of $0.13 per share of common stock for a total of $3.7. On April 4, 1996, the Board of Directors declared a $0.13 per share dividend payable on June 6, 1996 to shareholders of record on May 17, 1996.

On April 5, 1996, the Company filed a registration statement with the SEC on Form S-3 which was subsequently declared effective by the SEC, permitting the Company to issue up to $200 of debt during the next two years.


                              PART II

                         OTHER INFORMATION


Item 1.    Legal Proceedings

           As previously reported, the public prosecutor in
           Palermo (Sicily), Italy is investigating the
           activities of officials at a local government
           hospital and laboratory as well as representatives  of
           the principal worldwide companies marketing diagnostic
           equipment in Palermo, including the Company's Italian subsidiary. The inquiry focuses on past leasing practices for placement of diagnostic equipment which were common industry-wide
           practices throughout Italy, but now are alleged to be improper. The court hearings scheduled for mid-February 1996 to allow  the prosecutor to present evidence of improper
           conduct in order to persuade the  Court to hold  a
           trial were postponed to mid-May 1996.   The  Company
           believes the evidence in the case is weak and insufficient to support a criminal conviction.

           As previously reported, since 1992 five toxic
           tort lawsuits have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, the cities of Phoenix and
           Scottsdale, and others.   The Company recently
           received a joint settlement offer from the plaintiffs in all five cases which is substantially lower than
           the settlement offer received in 1995.   The Company
           is evaluating this offer and there is no assurance that a settlement will be reached. The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stockholder, for any costs incurred in these matters in excess of applicable insurance, and thus the outcome of these litigations, even if unfavorable to the Company, should have no material effect on the Company's operations or financial position.

           As previously reported, the Company is obligated
           to contribute to any resolution of a lawsuit filed by one of the tenants of the apartment houses built on property in Irvine, California formerly owned by the Company (Etezadi v. Prudential Insurance Company, et.
           al.).   At a recent Court conference, the trial of
           this matter was scheduled to begin in October, 1996. The Company believes that any liability resulting from this lawsuit will not have a material adverse effect on the Company's operations or financial position.


Item 2.    Changes In Securities

           None.


Item 3.    Defaults Upon Senior Securities

           None.


Item 4.    Submission of Matters to a Vote of Security-Holders

           The Annual Meeting of the Stockholders of the Company (the "Annual Meeting") was held on April 4, 1996. Three members of the Board of Directors whose terms expired at the 1996 Annual Meeting were elected to new terms expiring at the 1999 Annual Meeting. One member, Hugh K. Coble, was elected to replace David S. Tappan, Jr. who retired and whose term also expired at the 1996 Annual Meeting. Mr. Coble's term will expire at the 1999 Annual Meeting. The number of shares voting were as follows:

                                   VOTES FOR      VOTES WITHHELD
                                   ----------     --------------

            Hugh K. Coble          23,846,324            253,931
            Francis P. Lucier      23,707,935            392,320
            John P. Wareham        23,923,660            176,595
            Betty Woods            22,656,571          1,443,684

           The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are: Term expiring in 1997:
           Earnest H. Clark, Jr., Gavin S. Herbert, C. Roderick O'Neil and Louis T. Rosso; Term expiring in 1998:
           Carolyne K. Davis, Ph.D., Dennis C. Fill, Charles A. Haggerty and William N. Kelley, M.D.


Item 5.    Other Information

           Henry Wendt resigned from the Board of Directors in February of this year due to time constraints resulting from his involvement in current and new ventures. Charles A. Haggerty was elected by the Board in February to fill Mr. Wendt's position among the class of directors with terms expiring in 1998.


Item 6.    Exhibits and Reports on Form 8-K

                a)   Exhibits

                     10. The Company's Executive Incentive Plan,
                         adopted by the Company in 1996.

                     11. Statement re Computation of Per Share
                         Earnings: This information is set forth in
                         Note 4 Earnings Per Share of the Condensed
                         Consolidated Financial Statements included in Part I herein.

                     15. Independent Accountants' Review Report,
                         April 18, 1996

                     27. Financial Data Schedule

                b)   Reports on Form 8-K

                     None.

                          Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   BECKMAN INSTRUMENTS, INC.
                         (Registrant)


Date:  April 23, 1996                by WILLIAM H. MAY
                                        William H. May
                                        Vice President, General
                                        Counsel and Secretary


Date:  April 23, 1996                by JAMES T. GLOVER
                                        James T. Glover
                                        Vice President and
                                        Controller (Principal
                                        Accounting Officer)

                         EXHIBIT INDEX
                 FORM 10-Q, FIRST QUARTER, 1996


Exhibit
Number          Description
- -------         -----------


10. The Company's Executive Incentive Plan, adopted by the Company in 1996.

11.          Statement re Computation of Per Share Earnings:
             This information is set forth in Note 4 Earnings Per
             Share of the Condensed Consolidated Financial
             Statements included in Part I herein.

15.          Independent Accountants' Review Report, April 18, 1996

27.          Financial Data Schedule