Form 10-Q
period 1996-06-30
BECKMAN INSTRUMENTS INC
filed 1996-07-24
CIK 840467

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

     (Mark One)
     (X)Quarterly Report Pursuant to Section 13 or 15(d) of the

                    Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1996

                                  OR

     ( )Transition Report Pursuant to Section 13 or 15(d) of the

                    Securities Exchange Act of 1934

        For the transition period from __________ to __________

                   Commission File Number  001-10109


                       BECKMAN INSTRUMENTS, INC.
        (Exact name of registrant as specified in its charter)


            Delaware                              95-104-0600
      (State of Incorporation)                 (I.R.S. Employer
                                              Identification No.)


          2500 Harbor Boulevard, Fullerton, California   92834
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



          APPLICABLE ONLY TO CORPORATE ISSUERS:

          Outstanding shares of common stock, $0.10 par value, as of July 15, 1996: 28,508,525 shares.

                                PART I

                         FINANCIAL INFORMATION

     Item 1.   Financial Statements                              Page

               Condensed Consolidated Statements of Earnings
               for the three and six month periods ended
               June 30, 1996 and 1995                               3

               Condensed Consolidated Balance Sheets as
               of June 30, 1996 and December 31, 1995               4

               Condensed Consolidated Statements of Cash
               Flows for the six month periods ended
               June 30, 1996 and 1995                               5

               Notes to Condensed Consolidated Financial
               Statements                                           6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations        8





                                PART II

                           OTHER INFORMATION

     Item 1.   Legal Proceedings                                    10

     Item 2.   Changes In Securities                                10

     Item 3.   Defaults Upon Senior Securities                      10

     Item 4.   Submission of Matters to a Vote of Security-Holders  10

     Item 5.   Other Information                                    10

     Item 6.   Exhibits and Reports on Form 8-K                     11

                       BECKMAN INSTRUMENTS, INC.
                         SECOND QUARTER REPORT
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            (Dollars in Millions, Except Amounts Per Share)
                               Unaudited

                                      Three Months Ended    Six Months Ended
                                            June 30,            June 30,
                                     1996       1995      1996       1995
                                     ----       ----      ----       ----

Sales                               $265.2     $230.6    $490.0     $435.6

Operating costs and expenses:
  Cost of sales                      123.6      108.0     228.5      205.2
  Selling, general and
     administrative                   83.3       73.8     157.0      139.0
  Research and development            27.3       22.0      52.0       44.1
  Restructuring charge                  -         3.4        -         6.5
                                    ------     ------     ------     ------

                                     234.2      207.2     437.5      394.8
                                    ------     ------     ------     ------

Operating income                      31.0       23.4      52.5       40.8

Nonoperating income (expense):
  Interest income                      1.4        1.1       2.7        2.4
  Interest expense                    (4.5)      (3.0)     (7.6)      (5.8)
  Other, net                           0.4       (0.6)      1.2       (0.9)
                                    ------     ------     ------     ------
                                      (2.7)      (2.5)     (3.7)      (4.3)
                                    ------     ------     ------     ------
Earnings before income taxes          28.3       20.9      48.8       36.5
Income tax provision                   9.3        7.1      16.1       12.4
                                    ------     ------     ------     ------
Net earnings                        $ 19.0     $ 13.8    $ 32.7     $ 24.1
                                    ======     ======    ======     ======
Weighted average common shares and
common share equivalents -          29,034     28,674    29,147     28,749
(thousands)

Net earnings per share              $ 0.65     $ 0.48    $ 1.12     $ 0.84

Dividends declared per share        $ 0.13     $ 0.11    $ 0.26     $ 0.22


See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.
                      CONSOLIDATED BALANCE SHEETS
                         (Dollars in Millions)
                               Unaudited

                                              June 30,  December 31,
                                                1996         1995
                                                ----         ----
Assets

Current assets:
  Cash and equivalents                        $ 10.7       $ 26.2
  Short-term investments                         9.8          8.2
  Trade receivables and other                  286.7        288.8
  Inventories                                  197.3        166.2
  Deferred income taxes                         26.4         29.4
  Other current assets                          12.4         14.5
                                              ------       ------
  Total current assets                         543.3        533.3

Property, plant and equipment, net             253.4        252.1
Deferred income taxes                           62.3         59.8
Other assets                                    69.9         62.6
                                              ------       ------
  Total assets                                $928.9       $907.8
                                              ======       ======
Liabilities and Stockholders's Equity

Current liabilities:
  Notes payable                               $ 23.6       $ 15.8
  Accounts payable and accrued expenses        188.6        190.5
  Income taxes                                  51.8         44.9
                                              ------       ------
  Total current liabilities                    264.0        251.2

Long-term debt, less current maturities        188.2        162.7
Other liabilities                              124.9        146.0
                                              ------       ------
  Total liabilities                            577.1        559.9
                                              ------       ------
Stockholders' equity                           351.8        347.9
                                              ------       ------
  Total liabilities and stockholders'equity   $928.9       $907.8
                                              ======       ======

See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Millions)
                               Unaudited

                                                     Six Months Ended
                                                         June 30,
                                                      1996     1995
                                                      ----     ----

Cash Flows from Operating Activities
  Net earnings                                      $ 32.7   $ 24.1
  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
   Depreciation and amortization                      41.3     36.1
   Net deferred income taxes                           0.1     (2.5)
   Changes in assets and liabilities:
    Trade receivables and other                       (2.0)     0.1
    Inventories                                      (33.0)   (17.7)
    Accounts payable and accrued expenses              5.4     (6.7)
    Restructuring reserve                             (5.5)   (10.3)
    Accrued income taxes                               7.0      2.2
    Other                                            (25.9)   (13.8)
                                                    ------    ------
     Net cash provided
     by operating activities                          20.1     11.5
                                                    ------    ------
Cash Flows from Investing Activities
  Additions to property, plant and equipment         (47.5)   (51.5)
  Net disposals of property, plant and equipment       5.4      6.8
  Purchases of short-term investments                 (1.5)    (5.7)
  Investments                                         (1.0)   (11.7)
                                                    ------    ------
     Net cash used by investing activities           (44.6)   (62.1)
                                                    ------    ------
Cash Flows from Financing Activities
  Dividends to stockholders                           (7.4)    (6.2)
  Proceeds from issuance of stock                     11.2      9.0
  Purchase of treasury stock                         (27.3)    (7.3)
  Notes payable borrowings, net                        5.6     17.3
  Long-term debt borrowings                          107.7      9.3
  Long-term debt reductions                          (80.5)      -
  Other                                               (0.5)    (0.8)
                                                    ------    ------
     Net cash provided
     by financing activities                           8.8     21.3
                                                    ------    ------
Effect of exchange rates on cash and equivalents       0.2      0.2
                                                    ------    ------
Decrease in cash and equivalents                     (15.5)   (29.1)

Cash and equivalents -- beginning of period           26.2     44.2
                                                    ------    ------

Cash and equivalents -- end of period               $ 10.7   $ 15.1
                                                    ======    ======
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest                                       $  8.4   $  2.9
     Income taxes                                   $  8.5   $ 13.3
Noncash investing and financing activities:
  Purchase of equipment under capital
    lease obligation                                $  1.8   $  1.6


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

The results of operations for the period ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.


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


5    Inventories
Inventories are comprised of the following:

                                             June 30,    December 31,
                                               1996          1995
                                               ----          ----
     Finished products                       $130.0        $117.7
     Raw materials, parts and assemblies       55.7          40.5
     Work in-process                           11.6           8.0
                                             ------        ------
                                             $197.3        $166.2
                                             ======        ======

6    Long-Term Debt
Effective June 1, 1996, the Company issued $100 debentures bearing an interest rate of 7.05% due June 1, 2026. The debentures are redeemable at the option of the holder on June 1, 2006. The Company has the option to redeem the debentures at any time after June 1, 2006. Interest is payable semi-annually on June 1 and December 1. Debt issuance costs of approximately $1.2 are being amortized to interest expense over the term of the debentures.


7    Investments
Effective January 2, 1996, the Company acquired Hybritech
Incorporated, a San Diego-based life sciences and diagnostic company, for a purchase price not material to the Company. The acquisition expanded the Company's ability to develop and manufacture high sensitivity immunoassays, including cancer tests. The acquisition was accounted for as a purchase.


8    Contingencies

Litigation
As previously reported, the pubic prosecutor in Palermo (Sicily), Italy is investigating the activities of officials at a local government hospital and laboratory as well as representatives of the principal worldwide companies marketing diagnostic equipment in Palermo, including the Company's Italian subsidiary. The inquiry focuses on past leasing practices for placement of diagnostic equipment which were common industry-wide practices throughout Italy, but now are alleged to be improper. The court hearings scheduled for mid-May 1996 to allow the prosecutor to present evidence of alleged improper conduct in order to persuade the Court to hold a trial were postponed to mid-September 1996. The Company believes the evidence in the case is weak and insufficient to support a criminal conviction.

In addition to the previously reported activities in Palermo, the public prosecutor in Campobasso (southern Italy) has named a plurality of individuals from approximately twenty companies relating to alleged improper equipment leasing practices which as stated previously, were common industry-wide practices throughout Italy. One such named individual is a former employee of the Company's Italian subsidiary which had less than approximately forty thousand dollars of sales in Campobasso over the time period in question. The Company's attorneys are seeking a dismissal based on such a limited business volume.

The Company and its subsidiaries are involved in a number of lawsuits which the Company considers normal in view of its size and the nature of its business. The Company does not believe that any liability resulting from any such lawsuits, or the matter described above, will have a material adverse effect on its operations or financial position.

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            (Dollars in millions, except per share amounts)

Operations

Sales for the second quarter and six month period ended June 30, 1996 were $265.2 and $490.0,an increase of $34.6 and $54.4 as compared with the same periods from the prior year. Excluding the impact of changes in foreign currency exchange rates, second quarter sales were $39.6 higher compared to the same period in 1995 and the six months reported sales were higher by about $58.7 compared to last year. Sales for the North American diagnostic business increased over the prior year. The North American bioresearch business continues to be impacted by decreased government funding in 1996, however, began to recover slightly in the second quarter. International diagnostic and bioresearch sales for the first six months continue to be strong with 8% growth over the prior year despite unfavorable foreign currency impacts in the current year. European markets continue to be impacted by a recession and cost containment initiatives in several European health care systems. International sales are expected to continue to be impacted by weak markets, particularly in Europe.

Operating income for the second quarter and six months ended June 30, 1996 were $31.0 and $52.5, representing an increase of 32.5% and 28.7% over the same periods in 1995. Operating income in 1995 included a restructuring charge of $3.4 and $6.5 for the second quarter and six months, related to the reorganization and restructuring program completed in 1995. Cost of sales for the second quarter and six months increased over the same period in the prior year, but remained constant as a percent of sales. Selling, general and administrative expenses in the second quarter and six months of 1996 increased, compared to the same period last year, but remained comparable as a percentage of sales. Research and development expenses increased over the second quarter and first six months of last year, although only a slight increase as a percentage of sales.

The reorganization and restructuring plan announced in the fourth quarter of 1993 has resulted in year-to-date 1996 savings of about $25 which are mainly attributable to the reduction of more than 1,400 personnel from 1993. The Company anticipates savings from the restructuring program to be about $50 in 1996, but not incremental to earnings due to certain transition costs, general salary and cost increases, as well as fluctuating foreign currencies.

Nonoperating expenses increased by $0.2 for the second quarter and decreased $0.6 for the first six months compared to prior year.

Earnings before income taxes for the second quarter increased to $28.3 from $20.9 in the second quarter of 1995 and the first six months increased to $48.8 from $36.5 in the prior year (1995 included a restructuring charge of $3.4 for the second quarter and $6.5 for the first six months). The effective tax rate decreased to 33% from 34% in the prior year as a result of a lower tax rate in the U.S. due to the utilization of foreign tax credits.

Net earnings for the second quarter and first six months of 1996 increased to $19.0 and $32.7 or $0.65 and $1.12 per share compared to the corresponding amounts in 1995 of $13.8 and $24.1, or $0.48 and $0.84 per share. Net earnings in 1995 included a restructuring charge of $3.4($0.08 per share) for the second quarter and $6.5 ($0.15 per share) for the first six months.

Financial Condition

For the six months ended June 30, 1996, the Company had positive cash flow from operating activities of $20.1. This represents an increase of $8.6 from the same period in 1995. Contributing to the increase was decreased restructuring expenditures and the change in accounts payable and accrued expenses.

For the six months ended June 30, 1996, the Company had negative cash flow from investing activities of $44.6, representing a decrease in cash used of $17.5 over the same period in 1995. This change was primarily a result of decreased additions to property, plant and equipment, short-term investments and equity investments in the current year.

The ratio of debt to capitalization at June 30, 1996 was 37.6% compared to 33.9% at December 31, 1995. The ratio of current assets to current liabilities at June 30, 1996 of 2.1 is comparable to December 31, 1995. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future.

On June 6, 1996, the Company paid a quarterly cash dividend of $0.13 per share of common stock for a total of $3.7. On June 6, 1996, the Board of Directors declared a $0.13 per share dividend payable on September 12, 1996.

On April 5, 1996, the Company filed a registration statement with the SEC on Form S-3 which was subsequently declared effective by the SEC, permitting the Company to issue up to $200 of debt during the next two years. Effective June 1, 1996, the Company issued $100 of debentures bearing an interest rate of 7.05% per annum due June 1, 2026. The net proceeds of approximately $99 were used to pay down the Company's borrowings from its commercial paper program.

                              PART II

                         OTHER INFORMATION


Item 1.        Legal Proceedings

               As previously reported, the public prosecutor in Palermo (Sicily), Italy is investigating the activities of officials at a local government hospital and laboratory as well as representatives of the principal worldwide companies marketing diagnostic equipment in Palermo, including the Company's Italian subsidiary. The inquiry focuses on past leasing practices for placement of diagnostic equipment which were common industry-wide practices throughout Italy, but now are alleged to be improper. The court hearings scheduled for mid-May 1996 to allow the prosecutor to present evidence of alleged improper conduct in order to persuade the Court to hold a trial were postponed to mid-September 1996. The Company believes the evidence in the case is weak and insufficient to support a criminal conviction.

               In addition to the previously reported
               activities in Palermo, the public prosecutor in Campobasso (southern Italy) has named a plurality of individuals from approximately twenty companies relating to alleged improper equipment leasing practices which as stated previously, were common industry-wide practices throughout Italy. One such named individual is a former employee of the Company's Italian subsidiary which had less than approximately forty thousand dollars of sales in Campobasso over the time period in question. The Company's attorneys are seeking a dismissal based on such a limited business volume.


Item 2.        Changes In Securities

               None.


Item 3.        Defaults Upon Senior Securities

               None.


Item 4.        Submission of Matters to a Vote of Security-Holders

               None.


Item 5.        Other Information

               None.


Item 6.        Exhibits and Reports on Form 8-K

               a)   Exhibits

                    10.1  Senior Indenture between the Company and
                          The First National Bank of Chicago as Trustee, dated as of May 15, 1996.

                    10.2  7.05% Debentures Due June 1, 2026.

                    10.3 Agreement Regarding Retirement Benefits of Fidencio M. Mares, adopted and dated April 30, 1996, between the Company and Fidencio M. Mares.

                    11.   Statement re Computation of Per Share Earnings:
                          This information is set forth in Note 4 Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

                    15.   Independent Accountants' Review Report,
                          July 18, 1996

                    27.   Financial Data Schedule

               b)   Reports on Form 8-K

                    None.

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BECKMAN INSTRUMENTS, INC.
                          (Registrant)


Date:  July 24, 1996                 by /s/ William H. May
                                        William H. May
                                        Vice President, General
                                        Counsel and Secretary


Date:  July 24, 1996                 by /s/ James T. Glover
                                        James T. Glover
                                        Vice President and
                                        Controller (Principal
                                        Accounting Officer)

                          EXHIBIT INDEX
                 FORM 10-Q, SECOND QUARTER, 1996


Exhibit
Number              Description
- -------             -----------

10.1      Senior Indenture between the Company and The
          First National Bank of Chicago as Trustee, dated as of May 15, 1996.

10.2      7.05% Debentures Due June 1, 2026.

10.3      Agreement Regarding Retirement Benefits of
          Fidencio M. Mares, adopted and dated April 30, 1996, between the Company and Fidencio M. Mares.

11.       Statement re Computation of Per Share Earnings:
          This information is set forth in Note 4 Earnings Per
          Share of the Condensed Consolidated Financial
          Statements included in Part I herein.

15.       Independent Accountants' Review Report, July 18, 1996

27.       Financial Data Schedule