Form 10-Q
period 1996-09-30
BECKMAN INSTRUMENTS INC
filed 1996-10-22
CIK 840467

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

     (Mark One)
     (X)Quarterly Report Pursuant to Section 13 or 15(d) of the

                    Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1996

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



          APPLICABLE ONLY TO CORPORATE ISSUERS:

          Outstanding shares of common stock, $0.10 par value, as of October 14, 1996: 29,005,073 shares.

                                PART I

                         FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Earnings for the three and nine month periods ended
               September 30, 1996 and 1995

               Condensed Consolidated Balance Sheets as of September 30, 1996 and December 31, 1995

               Condensed Consolidated Statements of Cash
               Flows for the nine month periods ended
               September 30, 1996 and 1995

               Notes to Condensed Consolidated Financial
               Statements

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations





                                PART II

                           OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes In Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-
               Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                       BECKMAN INSTRUMENTS, INC.
                         THIRD QUARTER REPORT
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            (Dollars in Millions, Except Amounts Per Share)
                               Unaudited

                                    Three Months Ended    Nine Months Ended
                                       September 30,        September 30,
                                      1996       1995      1996      1995
                                      ----       ----      ----      ----

Sales                               $252.8     $229.9    $742.8     $665.5

Operating costs and expenses:
  Cost of sales                      117.8      106.9     346.3      312.1
  Selling, general and
    administrative                    77.7       73.1     234.7      212.1
  Research and development            26.1       22.9      78.1       67.0
  Restructuring charge                  -         4.1         -       10.6
                                    ------     ------    ------     ------
                                     221.6      207.0     659.1      601.8
                                    ------     ------    ------     ------
Operating income                      31.2       22.9      83.7       63.7

Nonoperating income (expense):
  Interest income                      1.9        1.7       4.6        4.1
  Interest expense                    (4.4)      (3.8)    (12.0)      (9.6)
  Other, net                          (0.8)       0.2       0.4       (0.7)
                                    ------     ------    ------     ------
                                      (3.3)      (1.9)     (7.0)      (6.2)
                                    ------     ------    ------     ------
Earnings before income taxes          27.9       21.0      76.7       57.5
Income tax provision                   9.2        7.1      25.3       19.5
                                    ------     ------    ------     ------
Net earnings                        $ 18.7     $ 13.9    $ 51.4     $ 38.0
                                    ======     ======    ======     ======
Weighted average common shares and
common share equivalents -          28,706     28,691    28,999     28,730
(thousands)

Net earnings per share              $ 0.65     $ 0.48    $ 1.77     $ 1.32

Dividends declared per share        $ 0.13     $ 0.11    $ 0.39     $ 0.33


See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollars in Millions)
                               Unaudited

                                        September 30,  December 31,
                                              1996       1995
                                              ----       ----

Assets

Current assets:
  Cash and equivalents                        $ 13.8    $ 26.2
  Short-term investments                         7.9       8.2
  Trade receivables and other                  293.5     288.8
  Inventories                                  204.8     166.2
  Deferred income taxes                         26.6      29.4
  Other current assets                          14.3      14.5
                                              ------    ------
  Total current assets                         560.9     533.3

Property, plant and equipment, net             254.8     252.1
Deferred income taxes                           62.3      59.8
Other assets                                    75.2      62.6
                                              ------    ------
  Total assets                                $953.2    $907.8
                                              ======    ======
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                               $ 22.3    $ 15.8
  Accounts payable and accrued expenses        190.7     190.5
  Income taxes                                  57.8      44.9
                                              ------    ------
  Total current liabilities                    270.8     251.2

Long-term debt, less current maturities        189.2     162.7
Other liabilities                              129.3     146.0
                                              ------    ------
  Total liabilities                            589.3     559.9
                                              ------    ------
Stockholders' equity                           363.9     347.9
                                              ------    ------
  Total liabilities and stockholders'equity   $953.2    $907.8
                                              ======    ======

See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Millions)
                               Unaudited

                                                  Nine Months Ended
                                                    September 30,
                                                    1996     1995
                                                    ----     ----

Cash Flows from Operating Activities
  Net earnings                                    $ 51.4   $ 38.0
  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
   Depreciation and amortization                    61.6     55.9
   Net deferred income taxes                         -      ( 1.7)
   Changes in assets and liabilities:
    Trade receivables and other                    ( 7.3)   ( 1.8)
    Inventories                                    (40.1)   (21.1)
    Accounts payable and accrued expenses            9.0    (10.3)
    Restructuring reserve                          ( 7.3)   (17.7)
    Accrued income taxes                            12.9      6.6
    Other                                          (27.3)   (20.2)
                                                  ------   ------
    Net cash provided
     by operating activities                        52.9     27.7
                                                  ------   ------
Cash Flows from Investing Activities
  Additions to property, plant and equipment       (68.4)   (70.4)
  Net disposals of property, plant and equipment     8.0      9.3
  Sales (purchases) of short-term investments        0.5     (7.8)
  Purchases of long-term investments               ( 3.0)   (15.4)
                                                  ------   ------
     Net cash used by investing activities         (62.9)   (84.3)
                                                  ------   ------
Cash Flows from Financing Activities
  Dividends to stockholders                        (11.0)   (9.3)
  Proceeds from issuance of stock                   13.0    10.3
  Purchase of treasury stock                       (35.1)  (12.3)
  Notes payable borrowings, net                      3.0     1.9
  Long-term debt borrowings                        126.8    39.7
  Long-term debt reductions                        (99.1)     -
                                                  ------   ------
     Net cash provided (used)
     by financing activities                      ( 2.4)    30.3
                                                  ------   ------

Decrease in cash and equivalents                  (12.4)   (26.3)

Cash and equivalents -- beginning of period        26.2     44.2
                                                  ------   ------
Cash and equivalents -- end of period            $ 13.8   $ 17.9
                                                  ======   ======
Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest                                    $ 10.9   $  6.5
     Income taxes                                $ 12.0   $ 14.9
Noncash investing and financing activities:
  Purchase of equipment under capital
    lease obligation                             $  3.7   $  5.6


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

The results of operations for the period ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.


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


5    Inventories
Inventories are comprised of the following:

                                             September 30,  December 31,
                                                1996            1995
                                                ----            ----

     Finished products                         $137.1          $117.7
     Raw materials, parts and assemblies
       and work in-process                       67.7            48.5
                                               ------          ------
                                               $204.8          $166.2
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


8    Contingencies

Litigation
As previously reported, the pubic prosecutor in Palermo (Sicily), Italy is investigating the activities of officials at a local government hospital and laboratory as well as representatives of the principal worldwide companies marketing diagnostic equipment in Palermo, including the Company's Italian subsidiary. The inquiry focuses on past leasing practices for placement of diagnostic equipment which were common industry-wide practices throughout Italy, but now are alleged to be improper. The court hearings scheduled for mid-September 1996 to allow the prosecutor to present evidence of alleged improper conduct in order to persuade the Court to hold a trial were delayed and results are not expected until November 1996.
The Company believes the evidence in the case is weak and insufficient to support a criminal conviction.

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


Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            (Dollars in millions, except per share amounts)

Operations

Sales for the third quarter and nine month period ended September
30, 1996 were $252.8 and $742.8,an increase of $22.9 and $77.3 as compared with the same periods from the prior year. Excluding the impact of changes in foreign currency exchange rates, third quarter sales were $29.9 higher compared to the same period in 1995 and the nine months reported sales were higher by about
$88.5 compared to last year. Sales for the North American diagnostic business increased over the prior year. The North
American bioresearch business continues to be impacted by decreased government funding. International diagnostic and bioresearch sales for the first nine months continue to be higher than the prior year despite unfavorable foreign currency impacts in the current year. European markets continue to be impacted by cost containment initiatives in several European health care systems. International sales are expected to continue to be impacted by weak markets, particularly in Europe.

Operating income for the third quarter and nine months ended
September 30, 1996 were $31.2 and $83.7, representing an increase of 36.2% and 31.4% over the same periods in 1995. Operating income in 1995 included a restructuring charge of $4.1 and $10.6 for the third quarter and nine months, respectively, related to the reorganization and restructuring program completed in 1995.
Cost of sales for the third quarter and nine months increased over the same period in the prior year, but are comparable as a percent of sales. Selling, general and administrative expenses in the third quarter and nine months of 1996 increased, compared to the same period last year, but decreased slightly as a percentage of sales. Research and development expenses increased over the third quarter and first nine months of last year, although only a slight increase as a percentage of sales.

The reorganization and restructuring plan announced in the fourth quarter of 1993 has resulted in year-to-date 1996 savings of about $38 which are mainly attributable to the reduction of more than 1,400 personnel from 1993. The Company anticipates savings from the restructuring program to be about $50 in 1996, but not incremental to earnings due to certain transition costs, general salary and cost increases, as well as fluctuating foreign currencies.

Nonoperating expenses increased by $1.4 for the third quarter and $0.8 for the first nine months compared to prior year.

Earnings before income taxes for the third quarter increased to $27.9 from $21.0 in the third quarter of 1995 and the first nine months increased to $76.7 from $57.5 in the prior year (1995 included a restructuring charge of $4.1 for the third quarter and $10.6 for the first nine months). The effective tax rate decreased to 33% from 34% in the prior year as a result of a lower tax rate in the U.S. due to the utilization of foreign tax credits.

Net earnings for the third quarter and first nine months of 1996 increased to $18.7 and $51.4 or $0.65 and $1.77 per share compared to the corresponding amounts in 1995 of $13.9 and $38.0, or $0.48 and $1.32 per share. Net earnings in 1995 included aftertax restructuring charges of $2.6 ($0.10 per share) for the third quarter and $6.9 ($0.25 per share) for the first nine months.



Financial Condition

For the nine months ended September 30, 1996, the Company had positive cash flow from operating activities of $52.9. This represents an increase of $25.2 from the same period in 1995.
Contributing to the change were increased net earnings and a decrease in restructuring expenditures.

For the nine months ended September 30, 1996, the Company had negative cash flow from investing activities of $62.9, representing a decrease in cash used of $21.4 over the same period in 1995. This change primarily resulted from a slower rate of additions to property, plant and equipment and fewer purchases of equity investments in the current year.

The ratio of debt to capitalization at September 30, 1996 was 36.8% compared to 33.9% at December 31, 1995. The ratio of current assets to current liabilities at September 30, 1996 of
2.1 is comparable to December 31, 1995. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future.

On September 12, 1996, the Company paid a quarterly cash dividend of $0.13 per share of common stock for a total of $3.6. On
October 3, 1996, the Board of Directors declared a $0.13 per share dividend payable on December 5, 1996.

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


                              PART II

                         OTHER INFORMATION


Item 1.        Legal Proceedings

               As previously reported, the public prosecutor in Palermo (Sicily), Italy is investigating the activities of officials at a local government hospital and laboratory as well as representatives of the principal worldwide companies marketing diagnostic equipment in Palermo, including the Company's Italian subsidiary. The inquiry focuses on past leasing practices for placement of diagnostic equipment which were common industry-wide practices throughout Italy, but now are alleged to be improper. The court hearings scheduled for mid-
          September 1996 to allow the prosecutor to present evidence of alleged improper conduct in order to persuade the Court to hold a trial were delayed several weeks. Results from the hearings are not expected until November, 1996. The Company believes the evidence in the case is weak and insufficient to support a criminal conviction.

Item 2.        Changes In Securities

               None.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security-Holders

               None.

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

               a)   Exhibits

                    10.1 Amendment 1996-1 to the Company's Incentive
                         Compensation Plan of 1990, dated October 11, 1996 and effective November 1, 1996 (a copy of the Plan in its form prior to this amendment is filed as
                         Exhibit 10.20 of the Company's Annual Report to the Securities and Exchange Commission on Form
                         10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

                    10.2 Amendment 1996-1 to the Company's Stock Option
                         Plan for Non-Employee Directors, dated October 11,
                         1996 and effective November 1, 1996 (a copy of the Plan in its form prior to this amendment is filed as Exhibit 10.19 of the Company's Annual
                         Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

                    10.3 Amendment 1996-1 to the Company's Deferred
                         Directors' Fee Program, dated October 11, 1996 and effective November 1, 1996 (a copy of the Program in its form prior to this amendment is filed as Exhibit 10.21 of the Company's Annual
                         Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1994, File No. 001-10109).

                    11.  Statement re Computation of Per Share Earnings:
                         This information is set forth in Note 4 Earnings
                         Per Share of the Condensed Consolidated Financial
                         Statements included in Part I herein.

                    15.  Independent Accountants' Review Report,
                         October 17, 1996

                    27.  Financial Data Schedule

               b)   Reports on Form 8-K

                    None.

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BECKMAN INSTRUMENTS, INC.
                          (Registrant)


Date:  October 21, 1996
                                    by /s/ William H. May
                                       William H. May
                                       Vice President, General
                                       Counsel and Secretary


Date:  October 21, 1996             by /s/ Dennis K. Wilson
                                       Dennis K. Wilson
                                       Vice President, Finance and
                                       Chief Financial Officer


                          EXHIBIT INDEX
                 FORM 10-Q, THIRD QUARTER, 1996


Exhibit
Number              Description
-------             -----------

10.1      Amendment 1996-1 to the Company's Incentive
          Compensation Plan of 1990, dated October 11, 1996 and effective November 1, 1996 (a copy of the Plan in its form prior to this amendment is filed as
          Exhibit 10.20 of the Company's Annual Report to the
          Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No.
          001-10109).

10.2      Amendment 1996-1 to the Company's Stock Option
          Plan for Non-Employee Directors, dated October 11,
          1996 and effective November 1, 1996 (a copy of the Plan in its form prior to this amendment is filed as
          Exhibit 10.19 of the Company's Annual Report to the
          Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No.
          001-10109).

10.3      Amendment 1996-1 to the Company's Deferred
          Directors' Fee Program, dated October 11, 1996 and effective November 1, 1996 (a copy of the Program in its form prior to this amendment is filed as Exhibit
          10.21 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1994, File No.
          001-10109).

11.       Statement re Computation of Per Share Earnings:
          This information is set forth in Note 4 Earnings Per
          Share of the Condensed Consolidated Financial
          Statements included in Part I herein.

15.       Independent Accountants' Review Report, October 17, 1996

27.       Financial Data Schedule



