Form 10-K
period 1996-12-31
BECKMAN INSTRUMENTS INC
filed 1997-02-13
CIK 840467

FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996
               Commission File Number  001-10109

                   BECKMAN INSTRUMENTS, INC.

       2500 Harbor Boulevard, Fullerton, California 92834
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. (X)

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 31, 1997: $1,143,263,549.

Common Stock, $.10 par value, outstanding as of January 31, 1997:
28,943,381 shares.

      Documents incorporated by reference in this report:

       Documents incorporated               Form 10-K part number
  Annual Report to stockholders for
the fiscal year ended December 31, 1996        Part I and Part II

 Proxy Statement for the 1997 Annual
Meeting of Stockholders to be held on
April 3, 1997                                          Part III

                   BECKMAN INSTRUMENTS, INC.
                             PART I

Item 1.  Business

     Beckman Instruments, Inc. ("Beckman" or "the Company") is one of the world's leading manufacturers of instrument systems and test kits that make laboratories more efficient by simplifying and automating chemistry and biology based analytical procedures. The Company designs, manufactures, markets and services a broad range of laboratory instrument systems, reagents and related products, which customers typically use to conduct basic scientific research, new product research and development or diagnostic analysis of patient samples. In 1996 approximately 63 percent of total sales were for diagnostic applications, principally in hospital laboratories, while approximately 37 percent of sales were for life science applications in universities, medical schools and research institutes, or new product research and development in pharmaceutical and biotechnology companies. Approximately 50% of reported sales were to customers outside the United States.

Background

     The Company was founded in 1934 by Dr. Arnold O. Beckman to manufacture analytical instruments and became a publicly traded corporation in 1952, subsequently being listed on the New York Stock Exchange in 1955. In 1968 the Company expanded its laboratory instrument focus to include health care applications in clinical diagnostics. Beckman was acquired by SmithKline Corporation to form SmithKline Beckman Corporation ("SmithKline Beckman") in 1982, and the Company was operated as a subsidiary of SmithKline Beckman until 1989 when it was divested as part of a transaction involving the merger of SmithKline Beckman and Beecham Group p.l.c. ("Beecham"). Since that time Beckman has operated as a fully independent publicly owned company.

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

Markets

     Beckman's products facilitate a wide range of laboratory processes in facilities concerned with cells, sub-cellular particles, biochemical compounds and analysis of patient samples. In 1996 the worldwide market for the types of products the Company provides was about $6 billion. Slightly over one-half of this market was in clinical diagnostic applications, with the remaining portion of the market in more general purpose life science applications. Other similar or related product categories not currently offered by the Company represent an additional market potential which is estimated to be approximately $10 billion. The size and growth of markets for the Company's products are influenced by technological innovation in bioanalytical practice, government funding for basic and disease related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, health care spending and physician practice.

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



             PRODUCT SALES AS A PERCENT OF TOTAL PRODUCT SALES

                       FOR CATEGORIES REPRESENTING

                      MORE THAN 10 PERCENT OF SALES

                                        1996    1995     1994
                                        ----    ----     ----

     Separation Processes                 22      26       28

     Automated General Chemistry
       for Clinical Diagnostics           38      41       40

     Special Chemistry Applications
       for Clinical Diagnostics           25      19       20



     Synthesis and Sample Preparation/Handling

          DNA Synthesizers

     DNA synthesizers automate the process of making synthetic oligonucleotides from organic chemicals. The Beckman Oligo Series 1000 DNA Synthesizers include a single user one-column system and a multi-user eight column system. Both systems reduce the time required for synthesis and inform the user of synthesis progress by providing reaction and reagents status throughout the process. In 1995 the Company introduced its UltraFAST synthesis chemistry in a packaging which is also compatible with certain competitive DNA synthesizers. Oligo systems sell in the $18,000 to $30,000 price range.

          Biorobotic Workstations

     The Biomek(R) automated laboratory workstations perform complex operations involving liquids, including dispensing measured samples, adding reagents, diluting, mixing and transferring small volumes between reaction vessels. The workstations handle multiple samples in parallel and may be equipped with a photometer for detection purposes. The second generation Biomek 2000 workstation includes an easy-to-use Windows*-based BioWorks(TM) operating system that can be easily programmed to automate complex and repetitive tasks, including sample preparation for DNA sequencing and automated screening of chemical libraries for new pharmaceutical drugs. Several new applications and tools were added to the Biomek during 1996, including a kit to produce samples of pure DNA from plasmids and a high density replication tool to speed up certain processes by using new 384-well microtitre plates. Biomek systems range in price from $40,000 to over $80,000. (*Windows is a trademark of Microsoft Corporation.)

     In December 1996 the Company acquired the laboratory robotics division of Sagian Inc. of Indianapolis, Indiana. By combining Sagian's scheduling software and robotics with its own biorobotics systems, the Company enhanced its ability to serve the pharmaceutical industry's need for high-throughput screening
(HTS) of candidate compounds for new drugs. Such systems typically sell for $200,000 to $400,000.

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

          Protein Separation and DNA Sequencing

     In 1995 the Company formed a marketing and service alliance with BioSepra Inc. (BioSepra), a biochromatography systems manufacturer, which expands the Company's biotechnology product line with systems that provide high speed, high resolution separation of biomolecules. To further broaden these product lines, in October 1996 the Company completed its acquisition of Genomyx Corporation of Foster City, California. Genomyx is a developer and manufacturer of advanced DNA sequencing products and is expected to complement the Company's biotechnology business.

     Detection and Measurement

          Spectrophotometer Systems

     Spectrophotometers detect and measure the presence of compounds in liquid mixtures by sensing the absorption of specific wavelengths of light as that light passes through the sample. Some Beckman spectrophotometers have the capability of measuring changes in absorption during biological reactions. These spectrophotometers, in conjunction with Beckman software, automatically control the time, temperature and wavelength of the measurement while computing and recording the results of the experiment. In 1995, the DU(R) 640B, a flexible and affordable bio-spectrophotometer system, was introduced to address the specific needs in molecular biology laboratories and biotechnology companies. Depending on the specific model, accessories or software, Beckman spectrophotometers sell in the $9,000 to $25,000 range.

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

     Special Chemistry Applications For Clinical Diagnostics

          Immunochemistry Systems

     The IMMAGE(TM) immunochemistry system, introduced at the 1996 International MEDICA Trade Show, represents an improved technology, high throughput analyzer for specific proteins, various immunologic markers and therapeutic drugs. This system provides automated random access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches. The system is expected to sell for $70,000 to $90,000.

     The IMMAGE(TM) system builds on the extensive installed base of our current immunochemistry analyzer, the ARRAY(R) 360 protein and therapeutic drug monitoring system. The ARRAY 360 was the world's first computer enhanced, positive sample identification, bi-directional immunochemistry analyzer for determination of specific proteins and therapeutic drugs.

     In January 1996, the Company acquired Hybritech Incorporated ("Hybritech"), a San Diego based life sciences and diagnostics company. The acquisition expanded the Company's capabilities for the development and manufacture of high sensitivity immunoassays, including cancer tests. Chief among these products is a test for prostate specific antigen (PSA), utilized as an aid in the detection (in conjunction with digital rectal examination) and monitoring of prostate cancer. Currently this is the only FDA approved test for such detection. Additionally, during 1996 the Company obtained clearance to use its Ostase(R) assay for the management of postmenopausal osteoporosis, making it the first blood test cleared for such use.

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

          Point of Care - Rapid Test Products

     The Company also produces single use self-contained diagnostic test kits for use in physicians' offices, clinics, hospitals and other medical settings. The Hemoccult(R) product line is used as an aid in screening for gastrointestinal disease, most importantly colorectal cancer. In 1994 the Company introduced the FlexSure(R) HP test kit, a test used as an aid in the diagnosis of H.pylori infection which is associated with several gastrointestinal diseases, including peptic ulcers and gastric cancer. A convenient whole blood version of the FlexSure(R) HP was launched in 1996. Under terms of a 1995 agreement, Abbott Laboratories began worldwide marketing and distribution of the H.pylori test manufactured by the Company under the name FlexPack HP. In addition, through its Hybritech subsidiary, the Company markets the ICON(R) test kits featuring a high sensitivity pregnancy test widely used by health care practitioners.

Competition

     The markets for the Company's products are highly competitive, with many companies participating in one or more portions of the market. Competitors in the clinical laboratory market include Bayer Diagnostics, Dade International, Inc., Hitachi LTD./Boehringer Mannheim GmbH collaboration, Hoechst Corporation (Behring Diagnostics Division), Johnson & Johnson and Abbott Laboratories. Competitors focused more directly on life sciences include Amersham International plc, Bio-Rad Laboratories, Inc., The Perkin-Elmer Corporation, Pharmacia Biotech AB, and Sorvall Products LP. Competitors include divisions or subsidiaries of corporations with substantial resources. In addition, the Company competes with several companies that sell reagents for laboratory instruments that are manufactured by Beckman and others.

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

Research and Development

     The Company's new products originate from four sources: internal research and development ("R&D") programs; external collaborative efforts with individuals in academic institutions and technology companies; devices or techniques that are generated in customers' laboratories; and business acquisitions. The Company's R&D teams are skilled in optics, chemistry, electronics, software, mechanical and other engineering disciplines, in addition to a broad range of biological and chemical sciences. Research studies are usually conducted in conjunction with individuals in academic institutions or other outside scientists. Development programs focus on production of new generations of existing product lines, such as the SYNCHRON(R) analyzers, as well as new product categories not currently offered by the Company. Other areas of pursuit include innovative approaches to immunochemistry, molecular biology, advanced electrophoresis technologies, automated sample processing and information technologies

     The Company's R&D expenditures for fiscal years 1996, 1995, and 1994 were $108.4 million, $91.7 million and $91.5 million, respectively. Management intends to maintain the level of the Company's R&D spending in approximately the same relative range of investment.

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

     In addition to direct sales of its instruments, the Company leases certain instruments to its customers, principally those used for clinical diagnostic applications in hospitals. Beckman provides accessory products, consumables and service for its instruments worldwide. Service offices and inventory depots are associated with sales offices, subsidiaries and dealer locations. The Company considers its reputation for service responsiveness and competence to be an important competitive asset.

Patents and Trademarks

     To complement and protect the innovations created by the Company's R&D efforts, the Company has an active patent protection program which includes more than 500 active U.S. patents and patent applications. The Company also files important corresponding applications in principal foreign countries. The Company has taken an aggressive posture in protecting its patent rights; however, no one patent is considered essential to the success of the business.

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

Government Regulations

     Certain of the Company's products are subject to regulations of the U.S. Food and Drug Administration (the "FDA") which require such products to be manufactured in accordance with "good manufacturing practices". Such laws and regulations also require that such products be safe and effective and that the labeling of those products conform with specific requirements. Testing is conducted to demonstrate performance claims and to provide other necessary assurances. Clinical systems and reagents must be reviewed by the FDA before sale and, in some instances, are subject to product standards, other special controls or a formal FDA premarket approval process. New federal regulations under the Clinical Laboratory Improvement Amendments of 1988 will, when fully implemented, require regulatory review and approval of quality assurance protocols for the Company's clinical reagent products. While adding to the overall regulatory review process, this is not expected to materially affect the sale of the Company's products. Certain of the Company's products are subject to comparable regulations in other countries as well.

     In 1993 the member states of the European Union (EU) began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). The Company's manufacturing operations in its Brea, Carlsbad, Fullerton, Palo Alto and Porterville, California; Allendale, New Jersey; Sharon Hill, Pennsylvania; Naguabo, Puerto Rico and Galway, Ireland facilities have been certified as complying with the requirements of ISO 9000. Many of the Company's international sales and service subsidiaries have also been certified, including those located in Australia, Austria, Canada, France, Germany, Italy, The Netherlands, Poland, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom.

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

     Medicare reimbursement of inpatient capital costs incurred by a hospital (to the extent of Medicare utilization) is in a 10-year transition period begun in 1991 from the "capital cost pass-through" payment methodology to a "prospective DRG based capital" payment methodology. To date, the Company has not experienced, and does not expect to experience in the future, any material financial impact from the change in Medicare's payment for inpatient capital costs.

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

     In 1987 soil and groundwater contamination was discovered on property in Irvine, California (the "property") formerly owned by the Company. In 1988 The Prudential Insurance Company of America ("Prudential"), which purchased the property from the Company, filed suit against the Company in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990 the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims.

     Soil and groundwater remediation have been in process since 1988. During 1994 the County formally acknowledged completion of remediation of a major portion of the soil, although there remain other areas of soil contamination that may require further remediation. The Company and Prudential continued to operate a groundwater treatment system throughout 1996.

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

Employee Relations

     The Company and its subsidiaries presently employ approximately 6,100 persons throughout the world, including approximately 4,500 in the United States. The Company considers that its relations with its employees are generally good.

Geographic Area Information

     Information with respect to the above-captioned item is incorporated by reference to Note 11 Business Segment Information of the Consolidated Financial Statements of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

Item 2. Properties

     The Company's primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California. Component manufacturing support facilities for parts and electronic subassemblies are located in Fullerton and Porterville, California. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Carlsbad, San Diego and Palo Alto, California, Naguabo, Puerto Rico, and Galway, Ireland. The Company's computer software products business is located in Allendale, New Jersey. The Company's facility for the production of Hemoccult(R) test kits and related products is located in Sharon Hill, Pennsylvania. A portion of the Company's laboratory robotics operations (Sagian) are conducted in leased facilities in Indianapolis, Indiana and some of its DNA sequencing activities are performed in leased facilities in Foster City, California.

     All U.S. manufacturing facilities, including land and buildings, are owned by the Company with the exception of Allendale, Foster City, Indianapolis, San Diego and Sharon Hill which are leased facilities, and Palo Alto, where the Company has built and owns its buildings on a long-term land lease expiring in 2054. All manufacturing facilities outside the U.S. are leased. The component production facilities for the Company also include plastics molding and machine shop capabilities in Fullerton to serve the entire Company. This facility, in conjunction with electronic subassembly work done in Porterville, supplies the primary parts and subassemblies for the instrument systems to the various instrument assembly locations in California. The
Company's principal distribution locations are in Brea and Fullerton, California, Somerset, New Jersey, Frankfurt, Germany and Paris, France. In 1994 the Company established a European Administration Center at a facility in Nyon, Switzerland.

     The Company believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

Item 3. Legal Proceedings

     As previously reported, in 1995 a lawsuit was filed against the Company in the Superior Court of Orange County, California by two of its former employees alleging breach of contract relating to the commercial development of certain technology (Cercek v. Beckman Instruments, Inc.). The plaintiffs seek monetary damages of not less than $150 million. The Company believes that the plaintiffs' claims are without merit and that the Company has good and sufficient defenses to each such claim. The Company has retained counsel to defend it and discovery is in progress. The Company does not believe that any liability resulting from this lawsuit will have a material adverse effect on its operations or financial position.

     Through its Hybritech acquisition the Company obtained a patent, referred to as the Tandem Patent, that generates significant royalty income. The Tandem Patent is involved in an interference action in the U.S. Patent and Trademark Office with a patent application owned by La Jolla Cancer Research Foundation (the "Foundation"). If the Foundation wins the interference, the Company would lose the Tandem Patent and the royalty income, and a new patent would issue to the Foundation covering those products. The Company believes it has the stronger case and will prevail and does not expect this matter to have a material adverse effect on its operations or financial position.

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

     The trial of this matter was conducted in 1995, resulting in a jury verdict in favor of Prudential. The Court subsequently granted Forest City's motion for a new trial which Prudential has appealed. The appeal is not expected to be heard for some time because of the appellate court's backlog. Although the outcome of this litigation cannot be predicted with certainty, the Company believes that any additional liability beyond that provided for will not have a material adverse effect on the Company's operations or financial position.

     As previously reported, since 1992 five toxic tort lawsuits(*) have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company (relating to a former Company manufacturing site) and a number of other defendants, including Motorola, Inc., Siemens Corporation, the cities of Phoenix and Scottsdale, and others.
The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stockholder, for any costs incurred in these matters in excess of applicable insurance, and thus the outcome of these litigations, even if unfavorable to the Company, should have no material effect on the Company's operations or financial position. These suits are currently in the discovery phase. Preliminary settlement overtures were received from the plaintiffs in 1996 but the parties remain far apart.

(* Baker v. Motorola, Inc. et al (filed February 1992), Lofgren v.
 Motorola, Inc. et al (filed April 1993), Betancourt v. Motorola, Inc. et al (filed July 1993), Ford v. Motorola, Inc. et al (filed June
 1994), and Wilkins v. Motorola, Inc., et. al. (filed July 1995).)

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

     The Company believes the prosecutor's evidence is weak and insufficient to support a criminal conviction against certain identified employees (the Subsidiary is not a defendant). The Court has appointed economic experts to evaluate and present a comprehensive economic report on the leasing practices of the industry. Although it is very difficult to evaluate the political climate in Italy and the activities of the Italian public prosecutors, the Company does not expect this matter to have a material adverse effect on its operations or financial position.

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

Executive Officers of the Company

     The following is a list of the executive officers of the Company as of February 7, 1997, showing their ages, present positions and offices with the Company and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.


Louis T. Rosso, 63, Chairman       Mr. Rosso has been Chief
of the Board and Chief             Executive Officer of the
Executive Officer                  Company since 1988 and
                                   Chairman of the Board since
                                   1989.  He served as the
                                   Company's President from 1982
                                   until 1993. He also served as
                                   a Vice President of SmithKline
                                   Beckman from 1982 to 1989.
                                   Mr. Rosso first joined the
                                   Company in 1959 and was named
                                   Corporate Vice President in
                                   1974.  He is a director of
                                   Allergan, Inc. and American
                                   Health Properties, Inc.  He is
                                   a member of the Board of
                                   Trustees of St. Jude Heritage
                                   Foundation in Fullerton,
                                   California and of Harvey Mudd
                                   College.  Mr. Rosso has been a
                                   director of the Company since
                                   1988.

John P. Wareham, 55, Director,     Mr. Wareham has been President
President, and Chief Operating     and Chief Operating Officer of
Officer                            the Company since 1993. He
                                   served as the Company's Vice
                                   President, Diagnostic Systems
                                   Group from 1984 to 1993. Prior
                                   thereto, he had been President
                                   of Norden Laboratories, Inc.,
                                   a wholly owned subsidiary of
                                   SmithKline Beckman engaged in
                                   developing, manufacturing and
                                   marketing veterinary
                                   pharmaceuticals and vaccines.
                                   Mr. Wareham first joined
                                   SmithKline Corporation, a
                                   predecessor of SmithKline
                                   Beckman, in 1968.  He is a
                                   director of the Little Rapids
                                   Corporation and the Health
                                   Industry Manufacturers
                                   Association.  Mr. Wareham has
                                   been a director of the Company
                                   since 1993.

Dennis K. Wilson, 61, Vice         Mr. Wilson has been Vice
President, Finance and Chief       President, Finance and Chief
Financial Officer                  Financial Officer of the
                                   Company since 1993.  He served
                                   as Vice President, Treasurer
                                   of the Company from 1989 until
                                   his current appointment.
                                   Prior thereto he had been Vice
                                   President, Corporate
                                   Accounting and Assistant
                                   Controller of SmithKline
                                   Beckman since 1984. Mr. Wilson
                                   first joined the Company in
                                   1969.

James T. Glover, 46, Vice          Mr. Glover has been Vice
President and Controller           President and Controller of
                                   the Company since 1993.  From
                                   1989 until assuming his
                                   current position, he was Vice
                                   President, Controller -
                                   Diagnostic Systems Group.  Mr.
                                   Glover joined the Company in
                                   1983, serving in several
                                   management positions,
                                   including a two-year term at
                                   Allergan, Inc., then a Company
                                   affiliate.  Prior to 1983, he
                                   held management positions with
                                   KPMG Peat Marwick and another
                                   Fortune 500 Company.

Fidencio M. Mares, 50, Vice        Mr. Mares was named Vice
President, Human Resources         President, Human Resources of
                                   the Company in 1995.  Prior
                                   thereto he had been President
                                   of The Gas Company of Hawaii.
                                   Before that he was Senior Vice
                                   President of Administration
                                   and Human Resources for
                                   Pacific Resources, Inc.,
                                   Corporate Wage and Salary
                                   Manager and Corporate Human
                                   Resources Services Manager for
                                   Getty Oil Company/Texaco,
                                   Inc., and held various human
                                   resources managerial positions
                                   at Southern California Edison.

William H. May, 54, Vice           Mr. May has been General
President, General Counsel and     Counsel and Secretary of the
Secretary                          Company since 1984 and has
                                   been Vice President, General
                                   Counsel and Secretary of the
                                   Company since 1985.  Mr. May
                                   first joined the Company in
                                   1976.

Bruce A. Tatarian, 48, Vice        Mr. Tatarian was named Vice
President, Field Operations -      President, Field Operations -
Emerging Markets                   Emerging Markets of the
                                   Company in 1995.  He had been
                                   Vice President, Bioresearch
                                   Commercial Operations
                                   International of the Company
                                   since 1994.  Prior thereto, he
                                   had been Vice President,
                                   Marketing Operations for the
                                   Bioanalytical Systems Group
                                   since 1991.  From 1990 to 1991
                                   he had been Vice President -
                                   Manager, Analytical Business
                                   Unit. Mr. Tatarian originally
                                   joined the Company in 1973
                                   when he served in a number of
                                   marketing positions for a
                                   period of ten years.

Arthur A. Torrellas, 66, Vice      Mr. Torrellas was named Vice
President, Field Operations -      President, Field Operations -
North America/Europe               North America/Europe, of the
                                   Company in 1995. He had been
                                   Vice President, Diagnostic
                                   Commercial Operations of the
                                   Company since 1994.  Prior
                                   thereto, he had been Vice
                                   President, International
                                   Operations for the Diagnostic
                                   Systems Group since 1985.  Mr.
                                   Torrellas first joined the
                                   Company in 1977.  He is a
                                   director of The World Trade
                                   Center Association of Orange
                                   County and of the California
                                   Manufacturing Technology
                                   Center.  He is also a member
                                   of the Board of Visitors of
                                   the University of California
                                   at Irvine, College of
                                   Medicine.

Albert R. Ziegler, 58, Vice        Mr. Ziegler has been Vice
President, Diagnostics             President, Diagnostics
Development Center                 Development Center of the
                                   Company since 1994.  He joined
                                   the Company in 1986 as Vice
                                   President, North America
                                   Operations for the Diagnostic
                                   Systems Group.  Prior thereto
                                   he had been President of
                                   Branson Ultrasonics
                                   Corporation, a manufacturer of
                                   industrial ultrasound
                                   instruments and a subsidiary
                                   of SmithKline Beckman until
                                   the divestiture of SmithKline
                                   Beckman's industrial
                                   instruments businesses in
                                   1984.  Mr. Ziegler first
                                   joined SmithKline Beckman in
                                   1971.

Paul Glyer, 40, Treasurer          Mr. Glyer has been Treasurer
                                   of the Company since 1993. In
                                   1995 he additionally assumed
                                   the position of Director,
                                   Corporate Business
                                   Development.  He served as
                                   Assistant Treasurer since 1989
                                   when he first joined the
                                   Company.

PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "QUARTERLY INFORMATION (Unaudited)" of the Company's Annual Report to stockholders for the year ended December 31, 1996. During 1996 the Company paid four consecutive quarterly dividends of $.13 per share of common stock, for a total of $.52 per share for the year. During 1995 the Company paid four consecutive quarterly dividends of $.11 per share of common stock, for a total of $.44 per share for the year. Under the terms of the Company's revolving credit agreement, which expires on September 30, 1999, aggregate dividend payments are limited to the sum of $45 million and 30% of the consolidated cumulative net earnings of the Company from June 30, 1992. To date this limitation has not had an impact on the Company's dividends and is not expected to have an impact in the foreseeable future. In addition, as of January 31, 1997, there were approximately 8,642 holders of record of the Company's common stock.

Item 6.   Selected Financial Data

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled
"SELECTED FINANCIAL INFORMATION" of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled
"FINANCIAL REVIEW" of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

Item 8.   Financial Statements and Supplementary Data

     Information with respect to the above-captioned Item is incorporated herein by reference to the CONSOLIDATED FINANCIAL
STATEMENTS, including all the notes thereto, and the sections entitled "REPORT BY MANAGEMENT", "INDEPENDENT AUDITORS' REPORT" and "QUARTERLY INFORMATION (Unaudited)" of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

     None.


PART III

Item 10.  Directors and Executive Officers of the Registrant

     Directors - The information with respect to directors required by this Item is incorporated herein by reference to those parts of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 3, 1997 entitled "ELECTION OF DIRECTORS" and "BOARD OF DIRECTORS INFORMATION."

     Executive Officers - The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11.  Executive Compensation

     The information with respect to executive compensation required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 3, 1997 entitled "EXECUTIVE COMPENSATION", excluding those sections entitled "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph".

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information with respect to security ownership required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 3, 1997 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.  Certain Relationships and Related Transactions

     The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 3, 1997 entitled "BOARD OF DIRECTORS INFORMATION, Compensation Committee Interlocks and Insider Participation."


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

          4.5 Amendment 1995-1 to the Company's Savings and Investment Plan, adopted December 20,
               1995, filed in connection with the Form S-8
               Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506 (incorporated by reference to
               Exhibit 4.5 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-10109).

          4.6 Amendment 1996-1 to the Company's Savings and Investment Plan, adopted December 5,
               1996, filed in connection with the Form S-8
               Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

          4.7  Senior Indenture between the Company and The
               First National Bank of Chicago as Trustee, dated as of May 15, 1996, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

          4.8 7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

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

        10.7   Trust Agreement between the Company and
               The First National Bank of Chicago, as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of May 31, 1995 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K/A for the fiscal year ended December 31, 1995, File No. 001-10109).

      * 10.8   The Company's Executive Incentive Plan,
               adopted by the Company in 1996 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1996, File No. 001-10109).

      * 10.9   Amendment No. 1 to the Company's
               Executive Incentive Plan, adopted in 1996.

      * 10.10  The Company's Executive Incentive Plan,
               adopted by the Company in 1995 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1995, File No. 001-10109).

      * 10.11  The Company's Incentive Compensation
               Plan of 1990, as restated with amendments of January 29, 1992, amendments approved by stockholders May 6, 1992 (incorporated by reference to Exhibit 10.20 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1992, File No. 001-10109).

      * 10.12 Amendment 1996-1 to the Company's Incentive Compensation Plan of 1990, dated October
               11, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on August 5, 1993, File No. 33-66990 (incorporated by reference to Exhibit
               10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1996, File No. 001-10109).

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

      * 10.15  Restricted Stock Agreement and Election
               (Cycle Three - Economic Value Added Incentive
               Plan), adopted by the Company in 1996.

      * 10.16  Beckman Instruments, Inc. Supplemental
               Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1990, File No. 001-10109).

      * 10.17  Amendment 1995-1 to the Company's Supplemental
               Pension Plan, adopted by the Company in 1995, effective as of October 1, 1993.

      * 10.18  Amendment 1996-1 to the Company's Supplemental
               Pension Plan, dated as of December 9, 1996.

      * 10.19  Amendment 1996-1 to the Company's Stock
               Option Plan for Non-Employee Directors, dated
               October 11, 1996 and effective November 1, 1996 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1996, File No. 001-10109).

      * 10.20  The Company's Stock Option Plan for Non-
               Employee Directors, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statements filed with the Securities and Exchange Commission on November 6, 1989, File No. 33-31862, and on August 5, 1993,
               File No. 33-66988.

      * 10.21 Form of Change in Control Agreement, dated as of May 1, 1989, between the Company, each of its Executive Officers and certain other key employees (incorporated by reference to Exhibit
               10.34 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).

      * 10.22  Agreement Regarding Retirement Benefits of
               Arthur A. Torrellas, adopted December 1, 1993 and dated December 20, 1993, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit 10.24 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

      * 10.23 Amendment to the December 1, 1993 Agreement Regarding Retirement Benefits of Arthur A. Torrellas, dated as of May 30, 1995, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1995, File No. 001-10109).

      * 10.24  Second Amendment to the December 1, 1993 Agreement
               Regarding Retirement Benefits of Arthur A.
               Torrellas, dated as of December 16, 1996, between the Company and Arthur A. Torrellas.

      * 10.25  Agreement Regarding Retirement Benefits of
               Albert Ziegler, dated June 16, 1995, between the Company and Albert Ziegler (incorporated by reference to exhibit 10.22 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K/A for the fiscal year ended December 31, 1995, File No. 001-10109).

      * 10.26 Agreement Regarding Retirement Benefits of Fidencio M. Mares, adopted and dated April 30, 1996, between the Company and Fidencio M. Mares (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

      * 10.27  Beckman Instruments, Inc. Deferred Directors'
               Fee Program, adopted by the Company November 30, 1994 (incorporated by reference to Exhibit 10.21 of the Company's Annual Report to the Securities and Exchange Commission on form 10-K for the fiscal year ended December 31, 1994, File No. 001-10109).

      * 10.28 Amendment 1996-1 to the Company's Deferred Directors' Fee Program, dated October 11,
               1996 and effective November 1, 1996 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1996, File No. 001-10109).

       10.29 The Company's Employees' Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995, File No. 33-65155.

       10.30   Distribution Agreement, dated as of
               April 11, 1989, among SmithKline Beckman
               Corporation the Company and Allergan, Inc.
               (incorporated by reference to Exhibit 3 to SmithKline Beckman Corporation's Current Report on
               Form 8-K filed with the Securities and Exchange
               Commission on April 14, 1989, File No. 1-4077).

       10.31 Amendment to the Distribution Agreement effective as of June 1, 1989 between SmithKline Beckman Corporation, the Company and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Company's Form S-1 registration statement, File No. 33-28853).

       10.32   Cross-Indemnification Agreement between
               the Company and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Form S-1 registration statement, File No. 33-24572).

       11.     Statement regarding computation of
               per share earnings: This information is
               incorporated by reference to Note 1 Summary of Significant Accounting Policies of the Company's
               Annual Report to Stockholders for the year ended
               December 31, 1996.

       13.     WORDS ON NUMBERS Section of the Company's Annual
               Report to Stockholders for the year ended December
               31, 1996.

       21.     Subsidiaries.

       23.     Consent of KPMG Peat Marwick LLP,
               February 12, 1997.

       27.     Financial Data Schedule.

     (b)  Reports on Form 8-K During Fourth Quarter ended
          December 31, 1996.

     No Reports on Form 8-K were filed during the quarter ended
     December 31, 1996.

                   Beckman Instruments, Inc.

                            INDEX TO
               FINANCIAL STATEMENTS AND SCHEDULES


The consolidated financial statements of the Company and the related report of KPMG Peat Marwick LLP, dated January 17, 1997 are incorporated by reference to the section entitled "WORDS ON NUMBERS" of the Company's Annual Report to Stockholders for the year ended December 31, 1996.

The information required to be reported in the Supplementary Financial Schedule entitled, VIII Allowance for Doubtful Accounts, for the three year period ended December 31, 1996 is set forth in Note 12 Supplementary Information of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of the Company's Annual Report to Stockholders for the year ended December 31, 1996. Schedules not included herein have been omitted because they are not applicable, are no longer required or the required information is presented in the consolidated financial statements or in the notes to the consolidated financial statements.


                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BECKMAN INSTRUMENTS, INC.

Date:  February 6, 1997            By /s/ Louis T. Rosso
                                      Louis T. Rosso
                                      Chairman of the Board and
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                   Title                        Date
  ---------                   -----                        ----
                         Chairman of the Board
                          and Chief Executive
                          Officer (Principal
/s/Louis T. Rosso         Executive Officer)
Louis T. Rosso                                      February 6, 1997

                              President,
                         Chief Operating Officer
/s/John P. Wareham            and Director
John P. Wareham                                     February 6, 1997

                         Vice President, Finance
                       and Chief Financial Officer
/s/D. K. Wilson       (Principal Financial Officer)
Dennis K. Wilson                                    February 6, 1997

                         Vice President and
                         Controller (Principal
/s/James T. Glover        Accounting Officer)
James T. Glover                                     February 6, 1997


/s/Earnest H. Clark, Jr.      Director              February 6, 1997
Earnest H. Clark, Jr.


/s/Hugh K. Coble              Director              February 6, 1997
Hugh K. Coble

  Signature                   Title                    Date
  ---------                   -----                    ----


___________________           Director              February _, 1997
Carolyne K. Davis, Ph.D.


/s/Dennis C. Fill             Director              February 6, 1997
Dennis C. Fill


/s/Charles A. Haggerty        Director              February 6, 1997
Charles A. Haggerty


/s/Gavin Herbert              Director              February 6, 1997
Gavin S. Herbert


/s/William N. Kelley          Director              February 6, 1997
William N. Kelley, M.D.


/s/Francis P. Lucier          Director              February 6, 1997
Francis P. Lucier


/s/C. Roderick O'Neil         Director              February 6, 1997
C. Roderick O'Neil


/s/Betty Woods                Director              February 6, 1997
Betty Woods

                       INDEX TO EXHIBITS

Exhibit
Number                      Exhibit
-------                     -------

 4.6      Amendment 1996-1 to the Company's Savings and
          Investment Plan, adopted December 5, 1996, filed in connection with the Form S-8
          Registration Statement filed with the
          Securities and Exchange Commission on September
          1, 1992 and Amendment No. 1 thereto filed
          December 17, 1992, File No. 33-51506.

 10.9     Amendment No. 1 to the Company's Executive
          Incentive Plan, adopted in 1996.

 10.15    Restricted Stock Agreement and Election (Cycle
          Three - Economic Value Added Incentive Plan), adopted by the Company in 1996.

 10.17    Amendment 1995-1 to the Company's Supplemental
          Pension Plan, adopted by the Company in 1995, effective as of October 1, 1993.

 10.18    Amendment 1996-1 to the Company's Supplemental
          Pension Plan, dated as of December 9, 1996.

 10.20    The Company's Stock Option Plan for Non-Employee
          Directors, amended and restated as of November
          1, 1996, filed in connection with the Form S-8
          Registration Statements filed with the
          Securities and Exchange Commission on November
          6, 1989, File No. 33-31862, and on August 5,
          1993, File No. 33-66988.

 10.24    Second Amendment to the December 1, 1993 Agreement
          Regarding Retirement Benefits of Arthur A.
          Torrellas, dated as of December 16, 1996, between the Company and Arthur A. Torrellas.

 10.29 The Company's Employees' Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8
          Registration Statement filed with the
          Securities and Exchange Commission on December
          19, 1995, File No. 33-65155.

 13.      WORDS ON NUMBERS Section of the Company's Annual
          Report to Stockholders for the year ended December
          31, 1996.

 21.      Subsidiaries.

 23.      Consent of KPMG Peat Marwick LLP, February 12, 1997.

 27.      Financial Data Schedule.