Form 10-Q
period 1997-03-31
BECKMAN INSTRUMENTS INC
filed 1997-04-25
CIK 840467

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D. C. 20549

     (Mark One)
     (X)Quarterly Report Pursuant to Section 13 or 15(d) of the

                 Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1997

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


          APPLICABLE ONLY TO CORPORATE ISSUERS:

          Outstanding shares of common stock, $0.10 par value, as of April 15, 1997: 28,610,501 shares.

                             PART I

                      FINANCIAL INFORMATION

     Item 1.    Financial Statements                           Page

                Condensed Consolidated Statements of
                Earnings for the three month periods
                ended March 31, 1997 and 1996                    3

                Condensed Consolidated Balance Sheets
                as of March 31, 1997 and December 31, 1996       4

                Condensed Consolidated Statements of
                Cash Flows for the three month periods
                ended March 31, 1997 and 1996                    5

                Notes to Condensed Consolidated
                Financial Statements                             6

     Item 2.    Management's Discussion and Analysis of          8
                Financial Condition and Results of
                Operations




                             PART II

                        OTHER INFORMATION

     Item 1.    Legal Proceedings                                9

     Item 2.    Changes In Securities                            9

     Item 3.    Defaults Upon Senior Securities                  9

     Item 4.    Submission of Matters to a Vote of               9
                Security-Holders

     Item 5.    Other Information                               10

     Item 6.    Exhibits and Reports on Form 8-K                10

                    BECKMAN INSTRUMENTS, INC.
                      FIRST QUARTER REPORT
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Dollars in Millions, Except Amounts Per Share)
                            Unaudited

                                               Three Months Ended
                                                  March 31,
                                                1997      1996
                                                ----      ----

Sales                                           $231.9   $224.8
Operating costs and expenses:
 Cost of sales                                   109.6    104.9
 Selling, general and administrative              74.8     73.7
 Research and development                         24.0     24.7
                                                ------   ------

                                                 208.4    203.3
                                                ------   ------

Operating income                                  23.5     21.5

Nonoperating income(expense):
 Interest income                                   1.9      1.3
 Interest expense                                 (2.8)    (3.1)
 Other, net                                       (0.3)     0.8
                                                ------   ------
                                                  (1.2)    (1.0)
                                                ------   ------

Earnings before income taxes                      22.3     20.5
Income tax provision                               6.7      6.8
                                                ------   ------
Net earnings                                    $ 15.6   $ 13.7
                                                ======   ======
Weighted average common shares and common
 share equivalents-(in thousands)               28,861   29,259

Net earnings per share                          $ 0.54   $ 0.47

Dividends declared per share                    $ 0.15   $ 0.13

See accompanying notes to condensed consolidated financial statements.

                    BECKMAN INSTRUMENTS, INC.
                      FIRST QUARTER REPORT
                   CONSOLIDATED BALANCE SHEETS
                      (Dollars in Millions)
                            Unaudited

                                             March 31,  December 31,
                                               1997         1996
                                               ----         ----
Assets

Current assets:
  Cash and equivalents                       $ 39.7       $ 34.6
  Short-term investments                        4.2          8.1
  Trade receivables and other                 284.5        309.5
  Inventories                                 199.1        190.4
  Deferred income taxes                        21.6         21.4
  Other current assets                         15.5         15.4
                                             ------       ------

    Total current assets                      564.6        579.4

Property, plant and equipment, net            255.4        263.5
Deferred income taxes                          50.5         50.8
Other assets                                   66.6         66.4
                                             ------       ------
    Total assets                             $937.1       $960.1
                                             ======       ======
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                              $ 25.3       $ 19.4
  Accounts payable and accrued expenses       183.5        208.2
  Income taxes                                 66.7         51.7
                                             ------       ------
    Total current liabilities                 275.5        279.3

Long-term debt, less current maturities       176.1        176.6
Other liabilities                              94.8        105.3
                                             ------       ------
    Total liabilities                         546.4        561.2
                                             ------       ------

Stockholders' equity                          390.7        398.9
                                             ------       ------

    Total liabilities and
    stockholders' equity                     $937.1       $960.1
                                             ======       ======

See accompanying notes to condensed consolidated financial statements.

                    BECKMAN INSTRUMENTS, INC.
                      FIRST QUARTER REPORT
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Dollars in Millions)
                            Unaudited

                                                    Three Months Ended
                                                         March 31,
                                                      1997       1996
                                                      ----       ----

Cash Flows from Operating Activities
  Net earnings                                      $ 15.6     $ 13.7
  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
   Depreciation and amortization                      21.4       20.7
   Net deferred income taxes                          (0.4)      (0.1)
   Changes in assets and liabilities:
    Trade receivables and other                       19.1       11.0
    Inventories                                      (11.0)     (29.8)
    Accounts payable and accrued expenses            (22.1)      15.2
    Restructuring reserve                             (0.5)      (2.5)
    Accrued income taxes                              15.1        1.6
    Other                                            (11.5)     (18.4)
                                                    ------     ------
     Net cash provided by operating activities        25.7       11.4
                                                    ------     ------

Cash Flows from Investing Activities
  Additions to property, plant and equipment         (19.4)     (20.3)
  Net disposals of property, plant and equipment       3.5        3.5
  Sales of short-term investments                      3.9        0.2
  Purchases of long-term investments                  (0.5)        -
                                                    ------     ------
     Net cash used by investing activities           (12.5)     (16.6)
                                                    ------     ------
Cash Flows from Financing Activities
  Dividends to stockholders                           (4.2)      (3.7)
  Proceeds from issuance of stock                      3.7        4.5
  Purchase of treasury stock                         (12.4)      (7.7)
  Notes payable borrowings, net                        4.4        7.0
  Long-term debt borrowings                            0.1        9.3
                                                    ------     ------
     Net cash provided (used) by financing
     activities                                       (8.4)       9.4
                                                    ------     ------

Effect of exchange rates on cash and equivalents       0.3       (0.1)
                                                    ------     ------
Increase in cash and equivalents                       5.1        4.1

Cash and equivalents -- beginning of period           34.6       26.2
                                                    ------     ------

Cash and equivalents -- end of period               $ 39.7     $ 30.3
                                                    ======     ======

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
     Interest                                       $  10.9    $  2.4
     Income taxes                                   $   3.8    $  5.1
Noncash investing and financing activities:
  Purchase of equipment under capital
    lease obligation                                $  2.5     $  1.0

   See accompanying notes to condensed consolidated financial statements.

                    BECKMAN INSTRUMENTS, INC.
                    First Quarter 1997 Report
                            Notes To
           Condensed Consolidated Financial Statements

             (In Millions, Except Amounts Per Share)
                            Unaudited


1     Report by Management
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-Q and do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K for 1996 which is on file with the Securities and Exchange Commission.

The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.


2     Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3     Net Earnings Per Share
Net earnings per share is computed including the effect of common share equivalents. Common share equivalents represent the dilutive effect of outstanding stock options. The following table summarizes the impact of the dilutive effect of common share equivalents on net earnings per share:

Three Months ended March 31,              1997                  1996
                                          ----                  ----

                                              Net                    Net
                                              Earnings               Earnings
                                     Shares   Per Share    Shares    Per Share
                                     ------   ---------    ------    ---------

Weighted average shares of common
stock outstanding                     27.9    $ 0.56        28.4      $ 0.48

Common share equivalents               1.0     (0.02)        0.9       (0.01)
                                      ----    ------        ----      ------
Weighted average common and common
  share equivalents                   28.9    $ 0.54        29.3      $ 0.47
                                      ====    ======        ====      ======

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 simplifies the computation of earnings per share ("EPS") currently required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the weighted-average fair value of the Company's common shares during the period. SFAS 128 is required to be adopted by the Company in its year end 1997 annual report. Had the Company been required to adopt SFAS 128 currently, the first quarter basic EPS for 1997 and 1996, respectively, would have been $0.56 and $0.48, and diluted EPS would have equaled the current and historically reported net (primary) earnings per share.


4    Inventories
Inventories are comprised of the following:

[CAPTION]

                                              March 31,          December 31,
                                                1997                 1996
                                                ----                 ----

     Finished products                         $122.2              $123.8
     Raw materials, parts and assemblies         63.7                53.0
     Work in-process                             13.2                13.6
                                               ------              ------

                                               $199.1              $190.4
                                               ======              ======

5    Investments
In March 1997, the Company entered into an agreement to purchase an automated immunochemistry product line, including the related manufacturing facility, from Sanofi Diagnostics Pasteur, adding significantly to Beckman's diagnostic testing capability and complementing the Hybritech business acquired in 1996. Beckman will now have one of the broadest test menus available from a single supplier for hospitals and commercial laboratories. The acquisition, which is expected to close on April 30, 1997, also establishes an ongoing alliance in immunochemistry between Beckman and Sanofi Diagnostic Pasteur. The acquisition was for a purchase price not material to the Company and will be accounted for as a purchase.


6    Contingencies
As previously reported, although not a named defendant, the Company is obligated to contribute to any resolution of a lawsuit filed by one of the previous owners and developers of property in Irvine, California formerly owned by the Company. The Company was recently informed that the lawsuit was settled and is currently disputing its portion of the settlement. The Company believes that any additional liability beyond that provided for will not have a material adverse effect on the Company's operations or financial position.

In the first quarter of 1997, the Company was notified by the California Department of Toxic Substances Control that it, together with a large number of other companies, is a potentially responsible party (PRP) with respect to remediation of a hazardous waste landfill located in Kern County, California. It is not possible at this time to reasonably estimate the amount of loss, if any, related to this matter.

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

Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations
            (Dollars in millions, except per share amounts)


Operations

Sales growth of 3%, 5% in constant currency, over the first quarter of the prior year, resulted from increased market share, primarily in North America and international markets excluding Europe. Sales were unfavorably impacted in 1997 by 1% from the Company placing more instruments with customers using operating-type leases in 1997 versus sales-type leases in 1996. Revenues are recognized over the lease term for operating-type leases while being recognized immediately under sales-type leases. Gross profit as a percentage of sales decreased slightly due to a change in unfavorable foreign currency fluctuations and product mix.

Operating income increased $2.0 over the comparable quarter in 1996 due to the company managing its operating costs to the 1996 level while continuing to grow sales.

Net earnings for the first quarter were $15.6 or $0.54 per share, representing an increase of 14% and 15%, respectively, over the prior year.


Financial Condition

Net cash provided by operating activities for the first three months of 1997 increased $14.3, from the comparable period in 1996, to $25.7. Contributing to this increase are the changes in trade receivables and other, accrued income taxes, and the level of purchases of inventory compared to the prior year. Net cash used in investing activities decreased to $12.5, from $16.6 in the first quarter of 1996, primarily because of cash received from the sale of short-term investments.

The ratio of debt-to-total capital at March 31, 1997 of 34.0% compared to 32.9% at December 31, 1996 is due mainly to purchases of treasury stock in the first quarter of 1997. The ratio of current assets to current liabilities at March 31, 1997 of 2.0 is comparable to December 31, 1996. The Company believes it has adequate financial resources to meet expected cash flow requirements for the foreseeable future.

On March 13, 1997, the Company paid a quarterly cash dividend of $0.15 per share of common stock for a total of $4.2. On April 3, 1997, the Board of Directors declared a $0.15 per share dividend payable on June 5, 1997 to shareholders of record on May 16, 1997.


Business Climate

The diagnostics and life sciences markets continue to be unfavorably impacted by the European recession and cost containment initiatives in several European governmental and health care systems.

The life sciences market also continues to be affected by reductions of pharmaceutical capital spending in response to the consolidations of companies and constraints on research and development spending. Cost containment initiatives in U.S. and European health care systems are expected to be continuing factors which may affect the Company's sales in the short-term.

                              PART II

                         OTHER INFORMATION


Item 1.    Legal Proceedings

                As previously reported, in 1995 a lawsuit was filed against the Company in the Superior Court of Orange County, California by two of its former employees alleging breach of contract relating to the commercial development of certain technology (Cercek v. Beckman Instruments, Inc.). A Court-supervised mandatory settlement conference was held which did not result in settlement of the case. Discovery is continuing and the Court has scheduled the trial to begin September 22, 1997. The Company believes that the plaintiffs' claims are without merit and that the Company has good and sufficient defenses to each such claim. The Company does not believe that any liability resulting from this lawsuit will have a material adverse effect on its operations or financial position.

                As previously reported, in 1991 Forest City
           Properties Corporation and F.C. Irvine, Inc.
           (collectively, "Forest City"), previous owners and developers of a portion of certain real property in Irvine, California (the "property") formerly owned by the Company, filed suit against The Prudential Insurance Company of America ("Prudential"), alleging breach of contract and damages caused by pollution of the property. Although the Company is not a named defendant in the Forest City action, it is obligated to contribute to any resolution of that action pursuant to a 1990 settlement agreement with Prudential which purchased the property from the Company. The Company was recently informed by Prudential that Prudential settled the lawsuit with Forest City in October 1996 and requested the Company to pay a portion of the settlement pursuant to the 1990 settlement agreement. The Company does not agree with Prudential's claims and believes it has significant defenses to them . Although the outcome of this dispute cannot be predicted with certainty, the Company believes that any additional liability beyond that provided for will not have a material adverse effect on the Company's operations or financial position.

Item 2.         Changes In Securities

                None.

Item 3.         Defaults Upon Senior Securities

                None.

Item 4.         Submission of Matters to a Vote of Security-Holders

                The Annual Meeting of the Stockholders of the Company (the "Annual Meeting") was held on April 3, 1997. Three members of the Board of Directors whose terms expired at the 1997 Annual Meeting were elected to new terms expiring at the 2000 Annual Meeting. One member, Peter B. Dervan, Ph.D.,was elected to replace Earnest H. Clark, Jr. who retired and whose term also expired at the 1997 Annual Meeting.
                Mr. Dervan's term will expire at the 2000 Annual Meeting. The number of shares voting were as follows:

                                        VOTES FOR     VOTES WITHHELD
                                        ----------    --------------

                Peter B. Dervan         25,402,660        101,578
                Gavin S. Herbert        25,384,025        120,213
                C. Roderick O'Neil      25,402,419        101,819
                Louis T. Rosso          25,380,247        123,991

                The remaining members of the Board of
                Directors who will continue in office and the year in which their terms expire are: Term expiring in 1998: Carolyne K. Davis, Ph.D., Dennis C. Fill, Charles A. Haggerty and William N. Kelley, M.D.; Term expiring in 1999: Hugh K. Coble, Francis P. Lucier, John P. Wareham and Betty Woods.

                Proposed amendments to the Company's Incentive Compensation Plan of 1990, which had been approved by the Board of Directors at its December 5, 1996 and February 6, 1997 meetings, were also presented to the Stockholders at the Annual Meeting. The amendments, to be effective January 1, 1997, increase flexibility for post-termination stock option exercise periods and satisfy certain Internal Revenue Code requirements. The number of shares voting on the proposed amendments were as follows:

                        FOR               AGAINST           ABSTAIN
                     24,535,838           831,919           136,481

Item 5.         Other Information

                None.

Item 6.         Exhibits and Reports on Form 8-K

                a)   Exhibits

                     10.  The Company's Incentive
                          Compensation Plan of 1990, as restated
                          with amendments of December 5, 1996 and
                          February 6, 1997, amendments approved by stockholders April 3, 1997 and effective January 1, 1997.

                     11.  Statement re Computation
                          of Per Share Earnings: This information
                          is set forth in Note 3 Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

                     15.  Independent Accountants' Review Report,
                          April 17, 1997

                     27.  Financial Data Schedule

                b)   Reports on Form 8-K

                     None.




                            Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                BECKMAN INSTRUMENTS, INC.
                      (Registrant)


Date:  April 24, 1997                       by /S/WILLIAM W. MAY
                                                William H. May
                                                Vice President, General
                                                Counsel and Secretary


Date:  April 24, 1997                       by /S/DENNIS K. WILSON
                                                Dennis K. Wilson
                                                Vice President, Finance and
                                                Chief Financial Officer

                               EXHIBIT INDEX
                       FORM 10-Q, FIRST QUARTER, 1997


Exhibit
Number               Description
-------              -----------


10. The Company's Incentive Compensation Plan of 1990, as restated with amendments of December 5, 1996 and February 6, 1997, amendments approved by stockholders April 3, 1997 and effective January 1, 1997.

11.            Statement re Computation of Per Share
               Earnings: This information is set forth in Note 3
               Earnings Per Share of the Condensed Consolidated
               Financial Statements included in Part I herein.

15.            Independent Accountants' Review Report, April 17, 1997

27.            Financial Data Schedule