Form 10-Q
period 1997-06-30
BECKMAN INSTRUMENTS INC
filed 1997-07-18
CIK 840467

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

     (Mark One)
     (X)Quarterly Report Pursuant to Section 13 or 15(d) of the

                    Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1997

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


          APPLICABLE ONLY TO CORPORATE ISSUERS:

          Outstanding shares of common stock, $0.10 par value, as of July 9, 1997: 28,337,367 shares.

                                PART I

                         FINANCIAL INFORMATION

     Item 1.    Financial Statements

                Condensed Consolidated Statements of
                Earnings for the three and six month periods ended June 30, 1997 and 1996

                Condensed Consolidated Balance Sheets
                as of June 30, 1997 and December 31, 1996

                Condensed Consolidated Statements of
                Cash Flows for the six month periods
                ended June 30, 1997 and 1996

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

     Item 4.    Submission of Matters to a Vote of
                Security-Holders

     Item 5.    Other Information

     Item 6.    Exhibits and Reports on Form 8-K

                       BECKMAN INSTRUMENTS, INC.
                         SECOND QUARTER REPORT
             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            (Dollars in Millions, Except Amounts Per Share)
                               Unaudited

                                   Three Months Ended      Six Months Ended
                                         June 30,              June 30,
                                    1997       1996         1997       1996
                                    ----       ----         ----       ----
Sales                              $270.6     $265.2       $502.5     $490.0

Operating costs and expenses:
  Cost of sales                     130.7      123.6        240.3      228.5
  Selling, general and
   administrative                    79.7       83.3        154.5      157.0
  Research and development           28.6       27.3         52.6       52.0
                                   ------     ------       ------     ------
                                    239.0      234.2        447.4      437.5
                                   ------     ------       ------     ------
Operating income                     31.6       31.0         55.1       52.5

Nonoperating expense:
  Interest income                    (0.3)      (1.4)        (2.2)      (2.7)
  Interest expense                    4.3        4.5          7.1        7.6
  Other, net                         (2.1)      (0.4)        (1.8)      (1.2)
                                   ------     ------       ------     ------
                                      1.9        2.7          3.1        3.7
                                   ------     ------       ------     ------
Earnings before income taxes         29.7       28.3         52.0       48.8
Income tax provision                  8.9        9.3         15.6       16.1
                                   ------     ------       ------     ------
Net earnings                       $ 20.8     $ 19.0       $ 36.4     $ 32.7
                                   ======     ======       ======     ======

Weighted average common shares and
common share equivalents -         28,698     29,034       28,788     29,147
(thousands)

Net earnings per share            $  0.72    $  0.65       $ 1.26     $ 1.12

Dividends declared per share      $  0.15    $  0.13       $ 0.30     $ 0.26

See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Dollars in Millions)
                               Unaudited

                                              June 30,    December 31,
                                               1997           1996
                                               ----           ----
Assets

Current assets:
  Cash and equivalents                       $   17.3      $ 34.6
  Short-term investments                          0.4         8.1
  Trade receivables and other                   330.7       309.5
  Inventories                                   211.7       190.4
  Deferred income taxes                          22.0        21.4
  Other current assets                           18.0        15.4
                                              -------      ------
    Total current assets                        600.1       579.4

Property, plant and equipment, net              295.0       263.5
Deferred income taxes                            50.6        50.8
Other assets                                     69.9        66.4
                                              -------      ------
    Total assets                             $1,015.6      $960.1
                                             ========      ======
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                              $   28.1      $ 19.4
  Accounts payable and accrued expenses         196.2       208.2
  Income taxes                                   67.9        51.7
                                              -------      ------
    Total current liabilities                   292.2       279.3

Long-term debt, less current maturities         252.4       176.6
Other liabilities                                84.5       105.3
                                              -------      ------
    Total liabilities                           629.1       561.2

Stockholders' equity                            386.5       398.9
                                              -------      ------
    Total liabilities and
    stockholders' equity                     $1,015.6      $960.1
                                             ========      ======

See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Dollars in Millions)
                               Unaudited

                                                       Six Months Ended
                                                           June 30,
                                                        1997     1996
                                                        ----     ----
Cash Flows from Operating Activities
  Net earnings                                         $ 36.4   $ 32.7
  Adjustments to reconcile net earnings to
  net cash provided (used) by operating activities:
   Depreciation and amortization                         45.7     41.3
   Net deferred income taxes                             (1.0)     0.1
   Changes in assets and liabilities
     (net of acquisitions):
    Trade receivables and other                         (18.8)   ( 2.0)
    Inventories                                          (4.0)   (33.0)
    Accounts payable and accrued expenses               (21.2)     5.4
    Restructuring reserve                                (0.8)   ( 5.5)
    Accrued income taxes                                 16.2      7.0
    Other                                               (27.6)   (25.9)
                                                       ------   ------
     Net cash provided
     by operating activities                             24.9     20.1
                                                       ------   ------
Cash Flows from Investing Activities
  Additions to property, plant and equipment            (42.6)   (47.5)
  Net disposals of property, plant
  and equipment                                           6.8      5.4
  Purchases of short-term investments                     7.6     (1.5)
  Investments                                             0.3     (1.0)
  Acquisition of product lines                          (35.0)      -
                                                       ------   ------
     Net cash used by investing activities              (62.9)   (44.6)
                                                       ------   ------
Cash Flows from Financing Activities
  Dividends to stockholders                              (8.4)    (7.4)
  Proceeds from issuance of stock                        11.6     10.6
  Purchase of treasury stock                            (40.6)   (27.3)
  Notes payable borrowings, net                           5.2      5.6
  Long-term debt borrowings                              52.5    107.7
  Long-term debt reductions                               -      (80.5)
  Other                                                   -        0.1
     Net cash provided                                 ------   ------
     by financing activities                             20.3      8.8

Effect of exchange rates on cash
 and equivalents                                          0.4      0.2
                                                       ------   ------
Decrease in cash and equivalents                        (17.3)   (15.5)

Cash and equivalents -- beginning of period              34.6     26.2
                                                       ------   ------
Cash and equivalents -- end of period                  $ 17.3   $ 10.7
                                                       ======   ======
Supplemental Disclosures of
  Cash Flow Information
  Cash paid during the period for:
     Interest                                          $  6.0   $  8.4

     Income taxes                                      $ 12.1   $  8.5

   See accompanying notes to condensed consolidated financial statements.

                       BECKMAN INSTRUMENTS, INC.
                               Notes To
              Condensed Consolidated Financial Statements

            (Dollars in Millions, Except Amounts Per Share)

1     Report by Management
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-Q. They do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K for 1996 which is on file with the Securities and Exchange Commission.

The results of operations for the period ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

3     Stock-Based Compensation
The Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1996.
As permitted by SFAS 123, the Company continues to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Consequently, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues stock options with a grant price equal to the fair market value of the Company's common shares. The Company provides proforma disclosures as required by SFAS 123 for its Annual Report on Form 10-K.

4     Net Earnings Per Share
The net earnings per share includes the effect of common share equivalents. Common share equivalents represent the dilutive effect of outstanding stock options. The following table summarizes the impact of the dilutive effect of common share equivalents on net earnings per share:


Six Months ended June 30,                    1997                 1996
                                             ----                 ----
                                              Net                   Net
                                              Earnings              Earnings
                                     Shares   Per Share    Shares   Per Share
                                     ------   ---------    ------   ---------

Weighted average shares of common
  stock outstanding                   27.8      $ 1.31      28.2      $ 1.16

Common share equivalents               1.0       (0.05)      0.9       (0.04)
                                      ----      ------      ----      ------
Weighted average common and common
  share equivalents                   28.8      $ 1.26      29.1      $ 1.12
                                      ====      ======      ====      ======

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share." SFAS 128 simplifies the computation of earnings per share ("EPS") currently required in Accounting Principles
Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. SFAS 128 is required to be adopted by the Company in its year-end 1997 Annual Report.
Had the Company been required to adopt SFAS 128 currently, the second quarter basic EPS for 1997 and 1996, would have been $0.75 and $0.68 respectively, and diluted EPS would have equaled the current and historically reported net (primary) earnings per share.


5    Inventories
Inventories are comprised of the following:

                                             June 30,  December 31,
                                               1997        1996
                                               ----        ----
     Finished products                       $126.3      $123.8
     Raw materials, parts and assemblies       72.0        53.0
     Work in-process                           13.4        13.6
                                             ------      ------
                                             $211.7      $190.4
                                             ======      ======

6    Acquisition
On April 30, 1997, the Company consummated an agreement to purchase the Access immunoassay product line, including the related manufacturing facility, from Sanofi Diagnostics Pasteur. The acquisition also established an ongoing alliance in immunochemistry between Beckman and Sanofi Diagnostic Pasteur. The acquisition purchase price was not material to the Company and the transaction has been accounted for as a purchase.

7    Contingencies
As previously reported, although not a named defendant, the Company is obligated to contribute to any resolution of a lawsuit filed by one of the previous owners and developers of property in Irvine, California formerly owned by the Company. The Company was recently informed that the lawsuit was settled. The Company is currently disputing its portion of the settlement and believes that any additional liability beyond that provided for will not have a material adverse effect on the Company's operations or financial position.

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

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations
            (Dollars in millions, except per share amounts)

Second quarter earnings and earnings per share were $20.8 and $0.72, representing an increase of 9% and 11% over the comparable period in the prior year. Earnings and earnings per share in the first six months were $36.4 and $1.26, representing an increase of 11% and 12.5% over the comparable period in the prior year.

We experienced sales growth of 2%, 6% in constant currency, over the second quarter of the prior year and 3%, 5% in constant currency, over the first six months of the prior year. Sales growth resulted from our ability to penetrate selected markets. Sales attributable to sales-type leases for the second quarter were consistent with the comparable quarter in 1996. However, we placed more instruments with customers using operating-type leases versus sales-type leases in the six month period ended June 30, 1997, when compared to the prior year. This caused a 1% decrease in sales attributable to sales-type leases, as revenues are recognized over the lease term for operating-type leases and at inception, for sales-type leases.

Gross profit as a percentage of sales decreased slightly for the second quarter and for the six months ended June 30, 1997. This was due to unfavorable foreign currency fluctuations and pricing pressures from market competition.

As a result of our ability to manage operating costs and expenses and non-operating expenses, while at the same time to grow sales, earnings before income taxes increased. In the second quarter, earnings before income taxes increased $1.4 or 5% over the prior year. For the half year, earnings before income taxes increased $3.2 or 7%.


Financial Condition

In the first six months of 1997, net cash provided by operating activities was $24.9 compared with $20.1 for the comparable period in the prior year. Increased net earnings and depreciation, offset by fluctuations in trade receivables, accounts payable, accrued expenses and inventory levels contributed to the increase.

Net cash used by investing activities for the first six months of 1997 increased $18.3 from the comparable period in 1996, to $62.9. The acquisition of the Access immunoassay product line was the main contributor to this increase. This increase was offset by decreases in the purchases of property, plant and equipment, as well as proceeds from the sale of short term investments that did not occur in the prior year.

Net cash provided by financing activities increased $11.5 for the first six months of 1997 when compared to the same period in the prior year. This was caused by an increase in net borrowings to fund operations offset by an increase in the purchase of treasury stock.

At June 30, 1997 the ratio of debt-to-capital was 42% compared to 33% at December 31, 1996. The increase was driven by our continuing process to repurchase Company shares. Additionally, the purchase of the Access immunoassay product line, contributed to the increase. The ratio of current assets to current liabilities at June 30, 1997 of 2.1 is comparable to December 31, 1996.

On June 5, 1997, the Company paid a quarterly cash dividend of $0.15 per share of common stock for a total of $4.3.


Business Climate

The European recession and cost containment initiatives in several European governmental and health care systems continue to unfavorably impact both the diagnostics and the life sciences markets.

Delays in pharmaceutical capital spending due to company consolidations and constraints on research and development spending, continue to affect the life sciences market.

Consequently, sales in the short term may be affected by cost containment initiatives in both the U.S. and European health care systems.

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

                None.

Item 5.         Other Information

                None.

Item 6.         Exhibits and Reports on Form 8-K

                a)   Exhibits

                     4.1  Amendment 1996-2 to the Company's
                          Savings and Investment Plan,
                          adopted effective December 3, 1996, filed in connection with the Form S-8
                          Registration Statement filed with the
                          Securities and Exchange Commission on
                          September 1, 1992 and Amendment No. 1
                          thereto filed December 17, 1992, File No. 33-51506.

                     4.2  Amendment 1997-1 to the Company's
                          Savings and Investment Plan,
                          adopted June 9, 1997, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

                     4.3  Amendment 1997-2 to the Company's
                          Savings and Investment Plan,
                          adopted June 9, 1997, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

                     10.1 The Company's Annual Incentive Plan for 1997,
                          adopted by the Company in 1997.

                     10.2 Form of Restricted Stock Agreement, effective
                          as of January 3, 1997, between the Company and certain of its Executive Officers and certain other key employees.

                     11.  Statement re Computation of Per Share Earnings:
                          This information is set forth in Note 4 Net
                          Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

                     15.  Independent Accountants' Review Report,
                          July 16, 1997

                     27.  Financial Data Schedule

                b)   Reports on Form 8-K

                     None.




                           Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                BECKMAN INSTRUMENTS, INC.
                      (Registrant)


Date:  July 17, 1997                           by WILLIAM H. MAY
                                                  William H. May
                                                  Vice President, General
                                                  Counsel and Secretary


Date:  July 17, 1997                            by D. K. WILSON
                                                  Dennis K. Wilson
                                                  Vice President, Finance and
                                                  Chief Financial Officer

                           EXHIBIT INDEX
                   FORM 10-Q, FIRST QUARTER, 1997


Exhibit
Number               Description
-------              -----------

4.1        Amendment 1996-2 to the Company's Savings and
           Investment Plan, adopted effective December 3,
           1996, filed in connection with the Form S-8
           Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

4.2 Amendment 1997-1 to the Company's Savings and Investment Plan, adopted June 9, 1997, filed in connection with the Form S-8 Registration
           Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

4.3 Amendment 1997-2 to the Company's Savings and Investment Plan, adopted June 9, 1997, filed in connection with the Form S-8 Registration
           Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

10.1 The Company's Annual Incentive Plan for 1997, adopted by the Company in 1997.

10.2 Form of Restricted Stock Agreement, dated as of January 3, 1997, between the Company and certain of its Executive Officers and certain other key employees.

11.        Statement re Computation of Per Share Earnings:
           This information is set forth in Note 4 Net
           Earnings Per Share of the Condensed Consolidated
           Financial Statements included in Part I herein.

15.   Independent Accountants' Review Report, July 16, 1997

27.   Financial Data Schedule