Form 10-Q
period 1997-09-30
BECKMAN INSTRUMENTS INC
filed 1997-11-14
CIK 840467

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

(Mark One)
(X)Quarterly Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1997

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

      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Outstanding shares of common stock, $0.10 par value, as of November 10, 1997: 28,416,208 shares.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements                               Page
            Condensed Consolidated Statements of
            Earnings for the three and nine month periods
            ended September 30, 1997 and 1996                    3

            Condensed Consolidated Balance Sheets
            as of September 30, 1997 and December 31, 1996       4

            Condensed Consolidated Statements of
            Cash Flows for the nine month periods
            ended September 30, 1997 and 1996                    5

            Notes to Condensed Consolidated
            Financial Statements                                 6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                           9


                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings                                  11

Item 2.     Changes In Securities                              11

Item 3.     Defaults Upon Senior Securities                    11

Item 4.     Submission of Matters to a Vote of                 11
            Security-Holders

Item 5.     Other Information                                  11

Item 6.     Exhibits and Reports on Form 8-K                   12

                                     PART I

                              FINANCIAL INFORMATION

Item 1.Financial Statements

                            BECKMAN INSTRUMENTS, INC.
                              THIRD QUARTER REPORT
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                 (Dollars in Millions, Except Amounts Per Share)
                                    Unaudited

                                    Three Months Ended             Nine Months Ended
                                       September 30,                  September 30,
                                    1997           1996           1997             1996
                                    ----           ----           ----             ----
Sales                             $ 271.6         $252.8         $ 774.1         $ 742.8

Operating costs and
expenses:
  Cost of sales                     132.1          117.8           372.4           346.3
  Selling, general and
   administrative                    82.9           77.7           237.4           234.7
  Research and development           27.7           26.1            80.3            78.1
                                  -------         ------         -------         -------

                                    242.7          221.6           690.1           659.1
                                  -------         ------         -------         -------

Operating income                     28.9           31.2            84.0            83.7

Nonoperating expense:
  Interest income                    (0.7)          (1.9)           (2.9)           (4.6)
  Interest expense                    4.6            4.4            11.7            12.0
  Other, net                         (2.7)           0.8            (4.5)           (0.4)
                                  -------         ------         -------         -------

                                      1.2            3.3             4.3             7.0
                                  -------         ------         -------         -------

Earnings before income
 taxes                               27.7           27.9            79.7            76.7
Income tax provision                  8.3            9.2            23.9            25.3
                                  -------         ------         -------         -------

Net earnings                      $  19.4         $ 18.7         $  55.8         $  51.4
                                  =======         ======         =======         =======

Weighted average common
 shares and common share           28,649         28,706          28,745          28,999
 equivalents - (thousands)

Net earnings per share            $  0.68         $ 0.65         $  1.94         $  1.77

Dividends declared per
 share                            $  0.15         $ 0.13         $  0.45         $  0.39



See accompanying notes to condensed consolidated financial statements.

                            BECKMAN INSTRUMENTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Dollars in Millions)
                                    Unaudited

                                                    September 30,  December 31,
                                                        1997           1996
                                                        ----           ----
Assets

Current assets:
  Cash and equivalents                                $   20.0        $ 34.6
  Short-term investments                                   0.4           8.1
  Trade receivables and other                            332.5         309.5
  Inventories                                            223.0         190.4
  Deferred income taxes                                   22.4          21.4
  Other current assets                                    20.3          15.4
                                                      --------        ------

    Total current assets                                 618.6         579.4

Property, plant and equipment, net                       278.4         263.5
Deferred income taxes                                     51.0          50.8
Other assets                                              80.2          66.4
                                                      --------        ------

    Total assets                                      $1,028.2        $960.1
                                                      ========        ======

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable                                       $   88.5        $ 19.4
  Accounts payable and accrued expenses                  184.1         208.2
  Income taxes                                            73.8          51.7
                                                      --------        ------

    Total current liabilities                            346.4         279.3

Long-term debt, less current maturities                  196.9         176.6
Other liabilities                                         87.1         105.3
                                                      --------        ------

    Total liabilities                                    630.4         561.2

Stockholders' equity                                     397.8         398.9
                                                      --------        ------

    Total liabilities and stockholders' equity        $1,028.2        $960.1
                                                      ========        ======

See accompanying notes to condensed consolidated financial statements.

                            BECKMAN INSTRUMENTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Dollars in Millions)
                                    Unaudited

                                                  Nine Months Ended
                                                    September 30,
                                                   1997       1996
                                                   ----       ----
Cash Flows from Operating Activities
  Net earnings                                    $ 55.8    $ 51.4
  Adjustments to reconcile net earnings to net
  cash provided (used) by operating activities:
   Depreciation and amortization                    70.7      61.6
   Net deferred income taxes                        (1.7)        -
   Changes in assets and liabilities (net
    of acquisitions):
    Trade receivables and other                    (19.7)    ( 7.3)
    Inventories                                    (15.4)    (40.1)
    Accounts payable and accrued
     expenses                                      (33.5)      9.0
    Restructuring reserve                           (1.1)    ( 7.3)
    Accrued income taxes                            22.0      12.9
    Other                                          (35.1)    (27.3)
                                                  ------     -----
     Net cash provided
     by operating activities                        42.0      52.9
                                                  ------     -----

Cash Flows from Investing Activities
  Additions to property, plant and equipment       (58.4)    (68.4)
  Net disposals of property, plant and
   equipment                                        11.1       8.0
  Sales of short-term investments                    7.7       0.5
  Investments                                       (3.2)     (3.0)
  Acquisition of product lines                     (35.0)        -
                                                  ------     -----

     Net cash used by investing activities         (77.8)    (62.9)
                                                  ------     -----

Cash Flows from Financing Activities
  Dividends to stockholders                        (12.5)    (11.0)
  Proceeds from issuance of stock                   15.2      13.0
  Purchase of treasury stock                       (43.8)    (35.1)
  Notes payable borrowings, net                     61.9       3.0
  Long-term debt borrowings                         96.0     126.8
  Long-term debt reductions                        (96.0)    (99.1)
                                                  ------     -----
     Net cash provided (used)
     by financing activities                        20.8      (2.4)

Effect of exchange rates on cash and
 equivalents                                         0.4         -
                                                  ------     -----
Decrease in cash and equivalents                   (14.6)    (12.4)

Cash and equivalents -- beginning of period         34.6      26.2
                                                  ------     -----

Cash and equivalents -- end of period             $ 20.0     $13.8
                                                  ======     =====

Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
      Interest                                    $  8.2    $ 10.9
      Income taxes                                $ 15.3    $ 12.0


See accompanying notes to condensed consolidated financial statements.

                            BECKMAN INSTRUMENTS, INC.
                                    Notes To
                   Condensed Consolidated Financial Statements
--------------------------------------------------------------------------------
                 (Dollars in Millions, Except Amounts Per Share)

1       Report by Management

In the opinion of Beckman Instruments, Inc. ("Beckman" or the "Company"), the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-Q. They do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report on Form 10-K for 1996 which is on file with the Securities and Exchange Commission.

The results of operations for the period ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

3       Stock-Based Compensation

The Company implemented Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in 1996. As permitted by SFAS 123, the Company continues to follow the guidance of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Consequently, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues stock options with a grant price equal to the fair market value of the Company's common shares. The Company provides proforma disclosures as required by SFAS 123 in its Annual Report on Form 10-K.

4       Net Earnings Per Share

The net earnings per share includes the effect of common share equivalents. Common share equivalents represent the dilutive effect of outstanding stock options. The following table summarizes the impact of the dilutive effect of common share equivalents on net earnings per share:

Nine Months ended September 30,               1997                 1996
                                        -----------------   -----------------
                                                  Net                  Net
                                                Earnings            Earnings
                                        Shares  Per Share   Shares  Per Share
Weighted average shares of common
 stock outstanding                       27.6     $ 2.02     28.1   $ 1.83
Common share equivalents                  1.1      (0.08)     0.9    (0.06)
                                         ----     ------     ----   ------
Weighted average common and common
  share equivalents                      28.7     $ 1.94     29.0   $ 1.77
                                         ====     ======     ====   ======

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share." SFAS 128 simplifies the computation of earnings per share ("EPS") currently required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. SFAS 128 is required to be adopted by the Company in its year end 1997 annual report. Had the Company been required to adopt SFAS 128 currently, the third quarter basic EPS for 1997 and 1996, would have been $0.71 and $0.67 respectively, and diluted EPS would have equaled the current and historically reported net (primary) earnings per share.

5     Inventories

Inventories are comprised of the following:

                                                  September 30,   December 31,
                                                       1997           1996
                                                       ----           ----
      Finished products                               $140.5         $123.8
      Raw materials, parts and assemblies               67.8           53.0
      Work in-process                                   14.7           13.6
                                                      ------         ------
                                                      $223.0         $190.4
                                                      ======         ======

6     Acquisitions

On April 30, 1997, the Company consummated an agreement to purchase the Access immunoassay product line, including the related manufacturing facility, from Sanofi Diagnostics Pasteur. The acquisition also established an ongoing alliance in immunochemistry between Beckman and Sanofi Diagnostics Pasteur. The acquisition purchase price was not material to the Company and the transaction has been accounted for as a purchase.

On October 31, 1997, Beckman consummated its acquisition (the "Acquisition") of 100% of the outstanding capital stock of Coulter Corporation pursuant to a definitive stock purchase agreement dated as of August 29, 1997. The Acquisition is being accounted for as a purchase. The Acquisition purchase price was $875 million in cash (subject to possible post-closing adjustment), plus the assumption of approximately $180 million of indebtedness (net of cash on hand) and of approximately $100 million of other obligations of Coulter.

Concurrently with the Acquisition, Beckman entered into a new $1.3 billion unsecured credit facility (the "New Credit Facility") with a syndicate of financial institutions of which Citicorp USA, Inc. acts as agent. To finance the Acquisition, Beckman borrowed approximately $600 million under the revolving credit portion of the New Credit Facility and approximately $500 million under the term loan portion of the New Credit Facility. Beckman continues to evaluate other potential debt financing sources. If Beckman were to obtain any additional debt financing, the proceeds therefrom would be used to pay down borrowings under the New Credit Facility and complete its recently announced plans for existing debt.

7       Contingencies

As previously reported, although not a named defendant, the Company is obligated to contribute to any resolution of a lawsuit filed by one of the previous owners and developers of property in Irvine, California formerly owned by the Company. Earlier in the year the Company was informed that the lawsuit was settled. The Company is currently disputing its portion of the settlement and believes that any additional liability beyond that provided for will not have a material adverse effect on the Company's operations or financial position.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (Dollars in millions, except per share amounts)

The Company experienced sales growth of 7%, 11% in constant currency, over the third quarter of the prior year and 4%, 7% in constant currency, over the first nine months of the prior year. Sales growth resulted from the Company's ability to penetrate selected markets as well as three months sales from the Access immunoassay product line, acquired during the latter half of the second quarter 1997.

Gross profit as a percentage of sales decreased slightly for the third quarter and for the nine months ended September 30, 1997. This was due to continued unfavorable foreign currency fluctuations and pricing pressures from market competition.

Operating costs and expenses for the quarter increased due to planned integration expenses relating to the acquisition (late in the second quarter) of the Access immunoassay product line from Sanofi Diagnostics Pasteur.

Third quarter earnings and earnings per share were $19.4 and $0.68, representing an increase of 4% and 5% over the comparable period in the prior year. Earnings and earnings per share in the first nine months were $55.8 and $1.94, representing an increase of 9% and 10% over the comparable period in the prior year.

On October 31, 1997, Beckman consummated its acquisition (the "Acquisition") of 100% of the outstanding capital stock of Coulter Corporation pursuant to a definitive stock purchase agreement dated as of August 29, 1997. The Acquisition is being accounted for as a purchase. The Acquisition purchase price was $875 million in cash (subject to possible post-closing adjustment), plus the assumption of approximately $180 million of indebtedness (net of cash on hand) and of approximately $100 million of other obligations of Coulter. See further discussion in Note 6 Acquisitions (Condensed Consolidated Financial Statements).

Financial Condition

In the first nine months of 1997, net cash provided by operating activities was $42.0 compared with $52.9 for the comparable period in the prior year. Contributing to the change were fluctuations in trade receivables, accounts payable, accrued expenses and inventory levels offset by increased net earnings and depreciation.

Net cash used by investing activities for the first nine months of 1997 increased $14.9 from the comparable period in 1996, to $77.8. The acquisition of the Access immunoassay product line was the main contributor to this increase. This increase was offset by decreases in the purchases of property, plant and equipment, as well as proceeds from the sale of short term investments that did not occur in the prior year.

Net cash provided by financing activities increased $23.2 for the first nine months of 1997 when compared to the same period in the prior year. This was caused by an increase in net borrowings to fund operations offset by an increase in the purchase of treasury stock.

At September 30, 1997 the ratio of debt-to-capital was 42% compared to 33% at December 31, 1996. The increase was driven by the Company's repurchase of Company shares as well as the purchase of the Access immunoassay product line. The ratio of current assets to current liabilities at September 30, 1997 was 1.8 compared to 2.1 at December 31, 1996. The decrease in the current ratio was primarily the result of increased use of notes payable to fund operations.

On September 11, 1997, the Company paid a quarterly cash dividend of $0.15 per share of common stock for a total of $4.1. On October 2, 1997, the Board of Directors declared a $0.15 per share dividend payable on December 4, 1997 to shareholders of record on November 14, 1997.

Business Climate

The diagnostic and life sciences markets continue to be unfavorably impacted by the economic weakness in Europe and cost containment initiatives in several European governmental and healthcare systems. The life sciences market also continues to be affected by consolidation of pharmaceutical companies and governmental constraints on research and development spending. Attempts to lower costs and increase efficiencies have led to consolidation among healthcare providers in the United States, resulting in more powerful provider groups that leverage their purchasing power with suppliers to contain costs. Cost containment initiatives in U.S. and European healthcare systems are expected to be continuing factors which may affect the Company's ability to maintain or increase sales.

                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings

            As previously reported, in 1995 a lawsuit was filed against the Company in the Superior Court of Orange County, California by two of its former employees alleging breach of contract relating to the commercial development of certain technology (Cercek v. Beckman Instruments, Inc.). The plaintiffs sought monetary damages of not less than $150 million. In September 1997, prior to the beginning of the trial scheduled for September 22, the matter was resolved and the lawsuit was dismissed without material adverse effect on the Company's operations or financial position.

            As previously reported, since 1992 five toxic tort lawsuits have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation , the cities of Phoenix and Scottsdale and others. In August, 1997 the Company and a number of other defendants, including Motorola, Inc., Siemens Corporation, and the cities of Phoenix and Scottsdale, were served with another toxic tort action in Maricopa County Superior Court, Arizona (Dawson v. Motorola, Inc., et. al.) by a number of residents of the Phoenix/Scottsdale area (different from the plaintiffs in the previously filed actions). The suit seeks damages for alleged personal injury, emotional distress, lost earnings and medical expenses, as well as punitive and other damages (no dollar amount is specified) in connection with alleged groundwater contamination in an area in Scottsdale, Arizona close to a former Company manufacturing facility. The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stock holder, for any costs incurred in these matters in excess of applicable insurance, and thus the outcome of these litigations, even if unfavorable to the Company, should have no effect on the Company's earnings or financial position.

Item 2.     Changes In Securities

            None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security-Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K

            a)    Exhibits

            2.1 Stock Purchase Agreement among Coulter Corporation, The Stockholders of Coulter Corporation and the Company, dated as of August 29, 1997, incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated November 13, 1997, File No. 001-10109. [Note: Confidential treatment has been requested for portions of this document.]

            10.1 Credit Agreement dated as of October 31, 1997 among the Company as Borrower, the Initial Lenders and the Initial Issuing Banks named therein, and Citicorp USA, Inc. as Agent.

            10.2 Guaranty dated as of October 31, 1997 made by each Guarantor Subsidiary (as defined in the Credit Agreement, Exhibit 10.1 herein) of the Company, in favor of the Lender Parties (as defined in the Credit Agreement).

            10.3 Amendment 1997-1 to the Company's Employees' Stock Purchase Plan, adopted effective January 1, 1998 and dated October 20, 1997, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995, Registration No. 33-65155.

            10.4 The Company's Executive Deferred Compensation Plan, effective January 1, 1998, dated November 5, 1997.

            10.5 The Company's Executive Restoration Plan, effective January 1, 1998, dated November 5, 1997.

            10.6 The Company's Amended and Restated Deferred Directors' Fee Program, amended as of June 5, 1997.

            10.7 Amendment 1997-2 to the Company's Supplemental Pension Plan, adopted as of October 31, 1997.

            10.8 Stock Option Plan for Non-Employee Directors (Amended and Restated effective as of August 7, 1997), incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429.

            10.9 Form of Restricted Stock Award Agreement between the Company and its non-employee Directors (effective as of October 3, 1997), incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429.

            10.10 Form of Stock Option Grant for non-employee Directors, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429.

            11. Statement re Computation of Per Share Earnings: This information is set forth in Note 4 Net Earnings Per Share of the Condensed Consolidated Financial Statements included in
                  Part I herein.

            15.   Independent Accountants' Review Report, November 13, 1997

            27.   Financial Data Schedule

      b)    Reports on Form 8-K

            1. Item 5. Other Events. Beckman Instruments, Inc. Announces Plans for Debt Offering, September 23, 1997.

            2. Item 5. Other Events. Summary of the acquisition of Coulter Corporation by Beckman Instruments, Inc. and the related financing transactions, October 15, 1997.

            3. Item 2. Acqisition of Assets. Beckman Consummates its Acquisition of Coulter Corporation, November 13, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            BECKMAN INSTRUMENTS, INC.
                                  (Registrant)


Date:  November 14, 1997                        by /s/ WILLIAM H. MAY
                                                   William H. May
                                                   Vice President, General
                                                   Counsel and Secretary


Date:  November 14, 1997                        by /s/ JAMES T. GLOVER
                                                   James T. Glover
                                                   Vice President and
                                                   Controller

                                  EXHIBIT INDEX
                         FORM 10-Q, THIRD QUARTER, 1997

Exhibit
Number      Description
-------     -----------
 2.1        Stock Purchase Agreement among Coulter Corporation, The Stockholders of Coulter Corporation and the Company, dated as of August 29, 1997, incorporated by reference to Exhibit 2.1 of the Company's Report on
            Form 8-K dated November 13, 1997, File No. 001-10109. [Note:
            Confidential treatment has been requested for portions of this document.]

10.1        Credit Agreement dated as of October 31, 1997 among the Company as
            Borrower, the Initial Lenders and the Initial Issuing Banks named therein, and Citicorp USA, Inc. as Agent.

10.2        Guaranty dated as of October 31, 1997 made by each Guarantor
            Subsidiary (as defined in the Credit Agreement, Exhibit 10.1 herein) of the Company, in favor of the Lender Parties (as defined in the Credit Agreement).

10.3 Amendment 1997-1 to the Company's Employees' Stock Purchase Plan, adopted effective January 1, 1998 and dated October 20, 1997, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995,
            Registration No. 33-65155.

10.4        The Company's Executive Deferred Compensation Plan, effective
            January 1, 1998, dated November 5, 1997.

10.5 The Company's Executive Restoration Plan, effective January 1, 1998, dated November 5, 1997.

10.6 The Company's Amended and Restated Deferred Directors' Fee Program, amended as of June 5, 1997.

10.7 Amendment 1997-2 to the Company's Supplemental Pension Plan, adopted as of October 31, 1997.

10.8 Stock Option Plan for Non-Employee Directors (Amended and Restated effective as of August 7, 1997), incorporated by reference to
            Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997,
            Registration No. 333-37429.

10.9 Form of Restricted Stock Award Agreement between the Company and its non-employee Directors (effective as of October 3, 1997), incorporated by reference to Exhibit 4.2 of the Company's
            Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429.

10.10. Form of Stock Option Grant for non-employee Directors, incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form

            S-8 filed with the Securities and Exchange Commission on October 8,
            1997, Registration No. 333-37429.

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 4 Net Earnings Per Share of the Condensed
            Consolidated Financial Statements included in Part I herein.

15.               Independent Accountants' Review Report, November 13, 1997

27.               Financial Data Schedule