Form 10-K
period 1997-12-31
BECKMAN INSTRUMENTS INC
filed 1998-02-11
CIK 840467

FORM 10-K
                 SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1997
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

Indicate by X mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( ).

Indicate by X mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 26, 1998: $1,190,023,639.

Common Stock, $.10 par value, outstanding as of January 26, 1998:
28,460,954 shares.

      Documents incorporated by reference in this report:

       Documents incorporated               Form 10-K part number
  Annual Report to stockholders for
the fiscal year ended December 31, 1997        Part I and Part II

 Proxy Statement for the 1998 Annual
Meeting of Stockholders to be held on
April 2, 1998                                          Part III

                   BECKMAN INSTRUMENTS, INC.
                             PART I

Item 1.  Business

Overview

     Beckman Instruments, Inc. (including Coulter Corporation and its subsidiaries ("Coulter") and all other subsidiaries of Beckman Instruments, Inc., "the Company") is a world leader in providing systems that simplify and automate laboratory processes. The Company designs, manufactures and services a broad range of laboratory systems consisting of instruments, reagents and related products that customers use to conduct basic scientific research, drug discovery research and diagnostic analysis of patient samples. Approximately two-thirds of the Company's 1997 sales were for clinical diagnostics applications, principally in hospital laboratories, while the remaining sales were for life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. The Company's diagnostic systems address over 75% of the hospital laboratory test volume, including virtually all routine laboratory tests. The Company believes that it is a worldwide market leader in its primary markets, with well-recognized systems and a reputation for high-quality, reliable service.

     The Company's systems improve efficiency by integrating customer laboratory operations. The design of these systems draws upon the Company's extensive expertise in the chemical, biological, engineering and software sciences. Products for the clinical diagnostics (In Vitro diagnostics ("IVD")) market consist of systems (analytical instruments, reagents, accessories and software) that are used to detect, quantify and classify various substances and cells of clinical interest in human blood and other body fluids. Products for the life sciences market include centrifuges, flow cytometers, high performance liquid chromatographs, spectrophotometers, laboratory robotic workstations, capillary electrophoresis systems, DNA sequencers and synthesizers, and the reagents and supplies for their operation. The Company has an installed base of approximately 75,000 systems in over 120 countries, which the Company believes will provide a recurring stream of revenue and cash flows from the sale of reagents, consumables and services after initial placement of the system ("After Sales"). Approximately 67% of the Company's 1997 sales were derived from After Sales, while the remaining 33% were derived from the direct placement of systems.

     On October 31, 1997, Beckman Instruments, Inc. (excluding Coulter, "Beckman") acquired Coulter which became a wholly owned subsidiary of Beckman. The acquisition of Coulter was a further extension of the Company's strategy to solidify its position as a leading provider of laboratory systems, adding Coulter's leading market position in hematology and number two position in flow cytometry. Coulter is the world's leading manufacturer of IVD systems for blood cell analysis (hematology), with a market share in hematology approximately twice that of its next largest competitor.

     Beckman and Coulter serve substantially the same customer base but have essentially no overlap in their product offerings. As a result, the Company expects to be able to enhance the operating efficiency of the combined entities through cross-selling and reduced operating costs. The Company intends to capitalize on cross-selling opportunities primarily by marketing Beckman's clinical chemistry products to existing Coulter customers and marketing Coulter's hematology and flow cytometry products to Beckman's existing customers.

Background

     Beckman is one of the world's leading manufacturers of analytical instrument systems and test kits, competing in the clinical diagnostics and life sciences markets, with Company sales for 1997 of $1.2 billion, approximately one-half from outside the United States. Founded by Dr. Arnold O. Beckman in 1934, Beckman entered the laboratory market by introducing the world's first pH meter. In 1997, the Company generated approximately 67% of its sales through After Sales revenue from an installed base of over 75,000 systems.

     Beckman became a publicly-traded corporation in 1952. In 1968 Beckman expanded its laboratory instrument focus to include healthcare applications in clinical diagnostics. Beckman was acquired by SmithKline Corporation to form SmithKline Beckman Corporation in 1982, and Beckman was operated as a subsidiary of SmithKline Beckman until 1989 when it was divested. Since that time, Beckman has operated as a fully independent, publicly-owned company. Beckman's principal executive offices are located at 2500 Harbor Blvd., Fullerton, California 92834, and its telephone number is (714) 871-4848.

Customers and Markets

     The two primary markets which the Company serves are the clinical diagnostics and life sciences markets. The Company's clinical diagnostics customers include hospital clinical laboratories, physicians' offices and group practices and commercial reference laboratories (large central laboratories to which hospitals and physicians refer tests); its life sciences customers include universities conducting academic research, medical research laboratories, pharmaceutical companies and biotechnology firms. The Company's customers are continually searching for processes and systems that can perform tests faster, more efficiently and at lower costs. The Company believes that its focus on automated and high throughput systems position it to capitalize on this need.

     Virtually all new analytical methods and tests originate in academic research in universities and medical schools. If the utility of a new method or test is demonstrated by fundamental research, it often will then be used by pharmaceutical investigators, biotechnology companies, teaching hospitals or specialized clinical laboratories in an investigatory mode. In some cases, these new techniques eventually emerge in routine, high volume clinical testing at hospitals and reference labs. Generally, instruments used at each stage from research to routine clinical applications employ the same fundamental processes but may differ in operating features such as number of tests performed per hour and degree of automation. By serving several customer groups with differing needs related through common science and technology, the Company has the opportunity to broadly apply and leverage its expertise.

     The clinical diagnostics and life sciences markets are each highly competitive and the Company encounters significant competition in each market from many manufacturers, both domestic and outside the United States. These markets continue to be unfavorably impacted by the economic weakness in Europe and Asia and cost containment initiatives in several European governmental and healthcare systems. The life sciences market also continues to be affected by consolidation of pharmaceutical companies and governmental constraints on research and development spending.

Attempts to lower costs and increase efficiencies have led to consolidation among healthcare providers in the United States, resulting in more powerful provider groups that leverage their purchasing power with suppliers to contain costs. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. In addition, consolidation has put pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity. Manufacturers that have the ability to automate a wide variety of tests on integrated workstations have a distinct competitive advantage. Broad testing menus that include immunoassays and routine chemistry tests are highly attractive to laboratories seeking to reduce the number of vendors they utilize. Finally, consolidation has made it increasingly important for suppliers to deploy a highly focused salesforce that is able to execute innovative marketing approaches and to maintain a reliable after-sale service network.

     The size and growth of the Company's markets are influenced by a number of factors, including: technological innovation in bioanalytical practice; government funding for basic and disease-related research (for example, heart disease, AIDS and cancer); research and development spending by biotechnology and pharmaceutical companies; and healthcare spending and physician practice. The Company expects worldwide healthcare expenditures and diagnostic testing to increase over the long-term, primarily as a result of the following three factors: (1) growing demand for services generated by the aging of the world population, (2) increasing expenditures on diseases requiring costly treatment (for example, AIDS and cancer) and (3) expanding demand for improved healthcare services in developing countries.

Products

     Overview

     The Company offers a wide range of instrument systems and related products, including consumables, accessories, and support services, which can be grouped into categories by type of application:

     Clinical Diagnostics
     Life Sciences Research and Drug Discovery


             PRODUCT SALES AS A PERCENT OF TOTAL PRODUCT SALES
                       FOR CATEGORIES REPRESENTING
                      MORE THAN 10 PERCENT OF SALES

                                          1997      1996    1995
                                          ----      ----    ----
     Clinical Diagnostics                  67        63      60

     Life Sciences Research and Drug
       Discovery                           33        37      40



          Clinical Diagnostics

     The clinical diagnostics industry encompasses the study and analysis of disease by means of laboratory evaluation and analysis of bodily fluids and other substances from patients. Due to its important role in the diagnosis and treatment of patients, IVD testing is an integral part of overall patient care. Additionally, IVD testing is increasingly valued as an effective method of reducing healthcare costs by providing accurate, early detection of health disorders and also reducing the length of hospital stays.

     The major diagnostic fields that comprise the IVD industry include clinical chemistry, immunochemistry, microbiology, hematology and blood banking. The IVD industry market was estimated to be $19 billion in 1996 and is estimated to grow at a 4% compound annual rate through the year 2001. The Company primarily serves the hospital and reference laboratory customers of the IVD market, which tend to use more precise, higher volume and more automated IVD systems. Hospital and reference laboratory customers constitute approximately $15.5 billion of the IVD market.

     IVD systems are composed of instruments, reagents, consumables, service and data management systems. Instruments typically have a five- to ten-year life and serve to automate repetitive manual tasks, improve test accuracy and speed the reporting of results. Reagents are substances that react with the patient sample to produce measurable, objective results. The consumables vary across application segments but are generally items such as sample containers, adapters, pipette tips, etc., used during test procedures. Reagents, accessories, consumables and services generate significant ongoing revenues for suppliers. Sample handling and preparation devices as well as data management systems are becoming increasingly important components of IVD systems. These system additions further improve safety and reduce costs through automation. The Company believes that the most important criteria customers use to evaluate IVD systems are operating costs, reliability, reagent quality and service, and that providing a fully integrated system that is cost effective, reliable and easy to use results in loyalty among customers who value consistency and accuracy in test results.

          Life Sciences Research and Drug Discovery

     Life sciences research is the study of the characteristics, behavior and structure of living organisms and their component systems. Life sciences researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes, drug discovery and biotechnology. The Company estimates that in 1996 annual sales to the global life sciences industry for instrumentation and related service and biochemicals totaled approximately $6.4 billion.

     The segments of this market on which the Company focuses are centrifugation and other separation systems, biorobotics for drug screening, electrophoresis for R&D and quality control uses, spectrophotometry, protein purification, DNA synthesis and sequencing, and liquid scintillation, for which the Company estimates 1996 industry wide sales totaled approximately $4.2 billion in the aggregate. Trends in the life sciences industry include the growth in funding for drug discovery by the pharmaceutical and biotechnology industries, driven principally by the desire to accelerate drug discovery and development, and the demand for increased automation and efficiency at pharmaceutical and biotechnology laboratories.

     An important application of the Company's systems is for use as a part of the drug discovery process. Pharmaceutical groups require the capability to screen millions of potential drug leads against many new disease targets in shorter time periods. Makers of bioanalytical instruments have addressed this need and helped to make the new approach to drug discovery possible by combining the detection capabilities of bioanalytical instruments with advances in high throughput screening. "High throughput screening" is a general term that refers to the automated systems and new instruments currently being used to accelerate drug discovery.

     Product Descriptions

       Clinical Diagnostics Products

          Clinical Chemistry Systems - Overview

     Clinical chemistry systems use electrochemical detection or chemical reactions with patient samples to detect and quantify substances of diagnostic interest or "analytes" in blood, urine or other body fluids. Commonly performed tests include protein, glucose, cholesterol, triglycerides and enzymes. The Company offers a range of automated clinical chemistry systems to meet the testing requirements of varying size laboratories, together with software that allows these systems to communicate with central hospital computers. To save time and reduce errors, systems identify patient samples through bar codes. Automated clinical chemistry systems are designed to be available for testing on short notice 24 hours a day. The Company has generally configured its systems for the work flow in medium and large hospitals, but the systems also have application in regional reference labs. Over 180 tests for individual analytes are offered for use with the Company's clinical chemistry systems, which range in price from $60,000 to over $300,000.

               Clinical Chemistry Systems for Automated General
               Chemistry

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

     The smallest of these modules, the SYNCHRON CX(R)3 [DELTA], introduced in 1994, is an extension of the original CX(R)3 that adds computer enhanced software features, including positive sample identification and up to nine "on-board" chemistries.

     The SYNCHRON CX4, CX5, and CX7 analyzers are random access systems designed to perform routine chemistry profiles as well as some special chemistry profiles. These models are industry leading, innovative systems that are designed to enhance laboratory productivity. With an extensive menu of routine chemistry, proteins, therapeutic drugs and drugs of abuse, the SYNCHRON systems can perform over 85% of the laboratory's general chemistry testing requirements. In 1997 the CX series was enhanced with additional menu and software designed to simplify operator interface and throughput capabilities. These systems were featured at the American Association of Clinical Chemists
(AACC) and Medical trade shows as the SYNCHRON ALX and the SYNCHRON CX7 RTS. SYNCHRON CX systems range in price from $49,000 to $185,000 and are sold principally based on their ability to improve laboratory efficiency.

     The launch in 1997 of the new SYNCRHON autochemistry analyzer, SYNCRHON LX(TM)20, extends the product line into high volume laboratories. A completely new system, the SYNCHRON LX20 has twice the throughput of the CX7 system as well as options for additional detection capabilities that will increase opportunity for test menu expansion. The SYNCHRON LX20 is also designed for improved sample handling to minimize required operator interface. The SYNCHRON LX20, together with the SYNCHRON CX product lines, provide product offerings for varying size hospitals worldwide. Depending upon configuration and accessories, SYNCHRON LX20 systems range in price from $250,000 to $300,000.


          Immunochemistry Systems - Overview

     Immunochemistry systems, like clinical chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. The key difference is that immunochemistry systems use antibodies harvested from living organisms as the central component in analytical reactions. These antibodies are created by the organism's immune system and when incorporated in test kits, provide the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, screen and monitor for cancer and calibrate cardiac risk. Immunochemistry systems have been constructed to meet the special requirements of these reactions and to simplify lab processes. They are able to automatically identify individual patient sample tubes and communicate with central computers. The Company offers over 60 immunochemistry-based test kits for individual analytes and a range of systems priced from $60,000 to $90,000.

               Immunochemistry Systems and Tests For Automated
               Immunoassay

     The IMMAGE(R) immunochemistry system, released in 1997, represents an improved technology, high throughput analyzer for specific proteins, various immunologic markers and therapeutic drugs. This system provides automated random access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches. The system is expected to sell for $70,000 to $90,000.

     The IMMAGE system builds on the extensive installed base of our current immunochemistry analyzer, the ARRAY(R) 360 protein and therapeutic drug monitoring system. The ARRAY 360 was the world's first computer enhanced, positive sample identification, bi-directional immunochemistry analyzer for determination of specific proteins and therapeutic drugs.

     In 1996 the Company acquired Hybritech Incorporated ("Hybritech"), a San Diego based life sciences and diagnostics company. The acquisition expanded the Company's capabilities for the development and manufacture of high sensitivity immunoassays, including cancer tests. Chief among these products is a test for prostate specific antigen (PSA), utilized as an aid in the detection (in conjunction with digital rectal examination) and monitoring of prostate cancer. Additionally, during 1996 the Company obtained clearance to use its OSTASE(R) assay for the management of postmenopausal osteoporosis, making it the first blood test cleared for such use.

     In May of 1997, the Company acquired the ACCESS(R) immunoassay product line from Sanofi Diagnostics Pasteur. This product line, manufactured in Chaska, Minnesota, significantly expands the Company's menu of immunochemistry diagnostic tests, particularly those that require high sensitivity. The ACCESS system serves as a disease state management platform used to assist medical professionals to detect and monitor critical parameters for thyroid function, anemia, blood viruses, infectious disease, cancer, allergy, fertility, proteins, therapeutic drugs, diabetes and cardiovascular and skeletal diseases. An ongoing relationship was established with Sanofi Diagnostics Pasteur to research and develop new tests, primarily in the area of infectious disease. The ACCESS system sells for approximately $125,000.

               Electrophoresis Systems For Clinical Diagnostics

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

     In 1995 the Company introduced the first capillary electrophoresis system specifically designed for the clinical laboratory, the Paragon CZE(R) 2000. This system is designed to fully automate the manual and somewhat tedious conventional electrophoresis analysis of serum protein electrophoresis (SPE) and immunofixation electrophoresis (IFE). Positioned to complement the Paragon gels and the APPRAISE, the Paragon CZE 2000 is targeted at high volume electrophoresis labs worldwide and sells for approximately $95,000.

               Point of Care - Rapid Test Products

     The Company also produces single use self-contained diagnostic test kits for use in physicians' offices, clinics, hospitals and other medical settings. The Hemoccult(R) product line is used as an aid in screening for gastrointestinal disease, most importantly colorectal cancer. In 1994 the Company introduced the FlexSure(R) HP test kit, a test used as an aid in the diagnosis of H pylori infection which is associated with several gastrointestinal diseases, including peptic ulcers and gastric cancer. A convenient whole blood version of the FlexSure(R) HP was launched in 1996. In 1997 the Company released the FlexSure(R) OBT immunochemical test that is specific for human blood and can detect lower gastrointestinal diseases like colorectal cancer more accurately than the Hemoccult(R) test. In addition, through its SKD subsidiary, the Company markets the ICON(R) test kits featuring a high sensitivity pregnancy test widely used by health care practitioners. In 1997, the Company acquired the rights to and introduced a user-friendly, next generation product, ICON(R) Fx Strep A test kit that will replace the current ICON Strep A test.

          Cell Counting and Characterization Systems - Overview

     The Company's blood cell systems use the principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems fall into two categories: hematology and cytometry. Hematology systems allow clinicians to study formed elements in blood such as red and white cells and platelets. The most common diagnostic result is a "CBC" or complete blood count, which provides five to eight blood cell parameters. Flow cytometers can extend analysis beyond blood to include bone marrow, tumors and other cells. The rise of the AIDS epidemic and the need to monitor subclasses of white cells moved cytometry from largely a research technique into general clinical practice. These systems are automated, use bar codes to identify samples and can communicate with central computers.

               Cell Counting and Characterization Systems For
               Hematology

     The Company's hematology product line reflects the clinical diagnostic market's trend toward increasingly distinct high and low volume segments. The Company currently manufactures eight primary systems; the first three systems are designed for the high volume segment and the remaining five systems are designed for the lower volume segment.

     The systems in the higher volume segment utilize volume, conductivity and light scatter (VCS) technology in addition to conventional, electrical aperture-impedance (Coulter Principle) technology. Unlike other technologies, the Coulter VCS method counts and characterizes white blood cells while maintaining the native integrity of the white blood cells throughout the analysis. The systems in the lower volume segment rely exclusively upon electrical aperture-impedance technology.

                    High Volume Hematology Systems

     COULTER (R) GEN.S(TM) hematology system - The COULTER GEN.S system, introduced in 1996, is the Company's state-of-the-art automated hematology system that provides walkaway, whole blood analysis for CBCs, five-part white blood cell differential, red cell morphology and reticulocyte analysis with automated slide-making from a single blood aspiration.

     COULTER (R) STKS(TM) hematology system - The COULTER STKS is a cost-effective system designed for high volume clinical laboratories. This system is particularly well suited for commercial reference laboratories which have minimal requirements for automated reticulocytes and slide-making capabilities, but need the ability to measure aged specimens accurately. The STKS hematology system provides a CBC and five-part white blood cell differential, red cell morphology, and semi-automated reticulocyte analysis.

     COULTER(R) MAXM(TM) hematology system - The COULTER MAXM hematology system combines the computing power and many of the technology features of the larger COULTER STKS hematology system within a compact, fully automated bench-top design for moderate throughput. The COULTER MAXM hematology system offers the same comprehensive white cell differential and reticulocyte results as the COULTER STKS hematology system and makes Coulter's advanced VCS technology affordable for moderate volume testing laboratories. The system is also an ideal back-up instrument in high volume testing facilities.

     High volume hematology systems sell in the $25,000 to $130,000 price range.

                    Low Volume Hematology Systems

     COULTER(R) ONYX(TM) hematology instruments - The COULTER ONYX analyzer provides a cost-effective option for laboratories that require only a CBC and three-part screening differential. The COULTER ONYX analyzer is available in either a single-sample loading or autoloading configuration for walk-away automation.

     COULTER(R) MD(TM) hematology instruments - The COULTER MD instrument is designed to meet the needs of the low volume and "stat" test market. The COULTER MD analyzer is simple to operate and cost effective, making it ideal for the hospital laboratory second and third shift. The recently introduced COULTER MDII analyzer incorporates more fully-automated features to enhance productivity .

     In response to the rapidly emerging Point-of-Care market, the COULTER MDII analyzer integrates a unique software module (RALS, a Remote Access Laboratory System developed in conjunction with the University of Virginia) that enables remote operation of the instrument. These instruments are placed at multiple locations amidst the patient population. A standard user interface enables a central laboratory to communicate with the analyzer and control its operation on-line. As a result, samples can be analyzed by untrained operators under central laboratory supervision, thereby providing test result validation, QA, and centralized data management at reduced cost.

     COULTER(R) T Series (TM) hematology instruments - The COULTER T Series is an established series of hematology analyzers that provide basic 5 to 8 parameter CBC testing with a two-part screening differential. This simple-to-operate and fully automated system is ideal for a broad segment of laboratories as a primary or back-up system. The COULTER T Series analyzers meet the needs of many international customers who perform relatively high volumes of testing but have limited operating budgets.

     COULTER(R) Ac.T hematology instrument - The recently introduced COULTER Ac.T 8 hematology analyzer is the first in a series of very low cost automated hematology systems designed to address the low volume market. The COULTER Ac.T 8 is an eight parameter analyzer with an icon-driven user interface. The Company has also introduced the COULTER Ac.T 10, a platform extension that adds a two-part differential to the test menu.

     The low volume hematology systems typically sell in the price range of $7,500 to $30,000.

               Flow Cytometry Systems

     Flow cytometry systems include an instrument, consumables and related accessories to enable and enhance the performance of these instruments.

     COULTER EPICS(R) Elite ESP(TM) flow cytometer - The COULTER EPICS Elite ESP instrument is a state-of-the-art flow cytometer,
for advanced diagnostics and research.   It is designed to
perform sophisticated cell analysis and sorting applications using the Company's extensive portfolio of reagents. The COULTER EPICS Elite ESP instrument simultaneously performs complex multi-parameter applications such as DNA analysis, physiologic measurements, chromosome enumeration and the study of the hematopoetic process. The cell sorting capability of the system allows for the rapid separation of very large numbers of specific cell populations from a heterogeneous mixture. Coulter's Elite(TM) systems typically sell for $150,000 to $400,000.

     COULTER EPICS(R) XL(TM) Flow Cytometer with System II(TM) Software -- The COULTER EPICS XL cytometer with System II software is a state-of-the-art benchtop flow cytometer used primarily to analyze white blood cells in clinical and clinical research settings. Because the system is flexible and upgradeable with varying sample preparation systems, it has proven successful in different environments, from research labs to high and low volume hospital and commercial labs. It features flexible networking options with other COULTER EPICS systems and PC networks and incorporates an advanced data management system. XL(TM) systems generally sell for $70,000 to $140,000.

  Life Sciences Research and Drug Discovery Products

     The Company offers a wide range of life sciences and drug discovery systems that are used to advance basic understanding of life processes and in the related activities of therapeutic development. Product categories include centrifuges, flow cytometers, life sciences laboratory automation, DNA synthesizers and sequencers, high performance liquid chromatography ("HPLC"), capillary electrophoresis, spectrophotometry and liquid scintillation.

     Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 120,000 revolutions per minute to create forces that exceed 800,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA and other cellular components to retain their biological activity. Centrifuges are offered in a wide range of models priced from $2,000 to $150,000.

     Flow cytometers rapidly count and categorize multiple types of cells in suspension. Common research applications include blood, bone marrow and tumor cells for the study of AIDS, leukemias and lymphomas. These systems are also useful in clinical applications and sell in the $150,000 to $400,000 range.

     Life sciences laboratory automation consists of integrated workstations and robotics that automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations include the dispensing, measuring, dilution and mixing of samples and analysis of reactions. A key application is for high throughput screening of candidate compounds in drug discovery research. These systems become functional through sophisticated scheduling and data handling software. Prices range from $50,000 to $500,000.

     DNA synthesizers and sequencers allow researchers to assemble strands of DNA molecules or to determine their component sequence through electrophoretic separation. These techniques are central to biotechnology science and the genetic understanding of life processes. Systems sell in the range of $12,000 to $45,000.

     HPLC uses high pressure (5,000 to 15,000 pounds per square inch) to force liquid samples through dense columns of separating agents. This technique is capable of separating very complex mixtures of both organic and inorganic molecules. The Company focuses on biologically related applications, including protein purification, with systems that range from $20,000 to $50,000.
In addition, the Company also provides specialized software that is capable of recording, manipulating and archiving data from multiple HPLC systems. This type of software is essential to the pharmaceutical development process and installations can range from $20,000 to over $1,000,000.

     Capillary electrophoresis uses the electrical charge found on biological molecules to separate mixtures into their component parts. Its chief advantages are its ability to process very small sample volumes, separation speed and high resolution. The technique is considered a complement to HPLC. The Company has systems for basic research and pharmaceutical methods development and quality control that sell in the range of $30,000 to $60,000.

     Spectrophotometry is the optical measurement of compounds in liquid mixtures. Among its applications is the ability to measure changes during biological reactions. The Company's spectrophotometers are characterized by adaptive software that allows users to control the time, temperature and wavelength of light used for measurement while computing and recording experimental results. Spectrophotometers sell in the $5,000 to $30,000 range.

     Liquid scintillation techniques allow researchers to insert radioactive "labeled" atoms into compounds that then are introduced into biological systems. The compounds can be traced to a specific tissue or waste product by measuring the amount of radioactive label that is present with a liquid scintillation counter. Liquid scintillation systems sell in the $16,000 to $30,000 range.

Competition

     The markets for the Company's products are highly competitive, with many companies participating in one or more segments of the market. Competitors in the clinical diagnostics market include Abbott Laboratories (Abbott Diagnostics Division), Bayer Diagnostics, Dade Behring, Inc., Becton Dickinson and Company, Johnson & Johnson (Ortho Diagnostics Division), Roche (Roche Boehringer Mannheim Diagnostics Division) and Sysmex Corporation of America (a subsidiary of TOA Medical Electronics Co. Ltd.). Competitors focused more directly in the life sciences market include Amersham Pharmacia Biotech plc, Bio-Rad Laboratories, Inc., Hewlett-Packard Company, Hitachi, Packard BioScience Company, The Perkin-Elmer Corporation, Sorvall Products LP. and Waters Corporation. Competitors include divisions or subsidiaries of corporations with substantial resources. In addition, the Company competes with several companies that offer reagents, consumables and service for laboratory instruments that are manufactured by the Company and others.

     The Company competes primarily on the basis of improved laboratory productivity, product quality, products combining to meet multiple instrument needs, technology, product reliability, service and price. Management believes that its extensive installed instrument base provides the Company with a competitive advantage in obtaining both follow-on instrument sales and After Sales business.

Research and Development

     The Company's new products originate from four sources: internal research and development programs; external collaborative efforts with individuals in academic institutions and technology companies; devices or techniques that are generated in customers' laboratories; and business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, automated sample processing and information technologies. The Company's research and development teams are skilled in optics, chemistry, electronics, software and mechanical and other engineering disciplines, in addition to a broad range of biological and chemical sciences.

     Both Beckman and Coulter historically have invested considerable capital on research and development efforts, contributing to their leadership in their respective markets and a consistent flow of new products. The Company's research and development expenditures for Fiscal 1997, 1996, and 1995 were $123.6 million, $108.4 million and $91.7 million, respectively.

Sales and Service

     The Company has sales in over 120 countries and maintains its own marketing, service and sales forces throughout the world. Most of the Company's products are distributed by the Company's sales groups; however the Company employs independent distributors to serve those markets that are more efficiently reached through such channels.

     The Company's sales representatives are technically educated and trained in the operation and application of the Company's products. The sales force is supported by a staff of scientists and technical specialists in each product line and in each major scientific discipline served by the Company's products.

     In addition to direct sales of its instruments, the Company leases certain instruments to its customers, principally those used for clinical diagnostic applications in hospitals. This method of instrument placement is a significant competitive factor for the clinical diagnostics market.

     The Company's ability to provide immediate after sales service and technical support are critical to customer satisfaction. This includes capabilities to provide immediate technical support by phone and to deliver parts or have a service engineer on site within hours. To have such capabilities on a global basis requires a major investment in personnel, facilities, and other resources. The Company's large, existing installed base of instruments makes the required service and support infrastructure financially viable. The Company considers its reputation for service responsiveness and competence and its worldwide sales and service network to be important competitive assets.

Patents and Trademarks

     To complement and protect the innovations created by the Company's R&D efforts, the Company has an active patent protection program which includes approximately 700 active U.S. patents and patent applications. The Company also files important corresponding applications in principal foreign countries. The Company has taken an aggressive posture in protecting its patent rights; however, no one patent is considered essential to the success of the business.

     The Company's primary trademarks are "Beckman" and "Coulter", with the trade name also being Beckman or Beckman Instruments, Inc. The Company vigorously protects its primary trademarks, which are used on the Company's products and are recognized throughout the worldwide scientific and diagnostic community. The Company owns and uses secondary trademarks on various products, but none of these secondary trademarks is considered of primary importance to the business.

Year 2000 Compliance

     The Company is in the process of modifying, upgrading or replacing its internal computer software applications and information systems. The Company is also in the process of evaluating all currently marketed and leased products and will upgrade those products that are intended for continued marketing and leasing beyond the year 1999. The Company is currently evaluating possible strategies to accommodate its installed analytical instrument systems owned by its customers.

     These tasks have been assigned to a senior executive of the Company who has established three projects, each led by a project manager and staffed by software experts, to perform the evaluation process: 1) product related matters, 2) mainframe management information systems and software, and 3) all other systems (e.g. personal computers, office machines, and supplier systems). Analysis and evaluation activities were begun in 1996 and are in varying stages of completion at this time. The Company recently expended approximately $250,000 on new software that provides a suite of tools to assist in the year 2000 remediation process. Remediation activities have begun and are planned and expected to be completed by the end of 1998. Testing and validation of the remediated systems and any final revisions needed will be conducted in 1999.

     The Company does not expect that the cost of its year 2000 compliance program will be material to its business, financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999 and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. Although the impact on the Company caused by the failure of any of the Company's significant suppliers or customers to achieve year 2000 compliance in a timely or effective manner is uncertain, the Company's business and results of operations could be materially adversely affected by such failure.

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

     In 1993 the member states of the European Union (EU) began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). The Company's manufacturing operations in its Brea, Carlsbad, Fullerton, Palo Alto, Porterville and San Diego, California; Miami and Hialeah, Florida; Florence, Kentucky; Allendale, New Jersey; Sharon Hill, Pennsylvania; Chaska, Minnesota; Naguabo, Puerto Rico; Galway, Ireland, Australia, France, Germany, Hong Kong, South Africa and United Kingdom facilities have been certified as complying with the requirements of ISO 9000. Many of the Company's international sales and service subsidiaries have also been certified, including those located in Australia, Austria, Canada, China, France, Germany, Italy, The Netherlands, Poland, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom.

     The design of the Company's products and the potential market for their use may be directly or indirectly affected by U.S. and foreign regulations concerning reimbursement for clinical testing services. The configuration of new products, such as the SYNCHRON(R) series of clinical analyzers, reflects the Company's response to the changes in hospital capital spending patterns such as those engendered by the U.S. Medicare Diagnostic Related Groups ("DRGs"). Under the DRG system, a hospital is reimbursed a fixed sum for the services rendered in treating a patient, regardless of the actual cost of the services provided. Japan, France, Germany and Italy are among other countries that are in the process of adopting reimbursement policies designed to lower the cost of healthcare.

     Medicare reimbursement of inpatient capital costs incurred by a hospital (to the extent of Medicare utilization) is in a 10-year transition period begun in 1991 from the "capital cost pass-through" payment methodology to a "prospective capital" payment
methodology based on DRGs.   To date, the Company has not
experienced, and does not expect to experience in the future, any material financial impact from the change in Medicare's payment for inpatient capital costs.

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

     To address contingent environmental costs, the Company establishes reserves when such costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements (and taking third party indemnities into consideration), the reserves established by the Company for environmental expenditures are adequate.
Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, such amounts are not expected to have a material adverse effect on the Company's operations or financial condition, although no assurance can be given in this regard.

     In 1983 the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. SmithKline Beckman, the Company's former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company's earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham, assumed the obligations of SmithKline Beckman in this respect.

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

     Soil and groundwater remediation of the property have been in process since 1988. During 1994 the County agency overseeing the site soil remediation formally acknowledged completion of remediation of a major portion of the soil, although there remain other areas of soil contamination that may require further remediation. In July 1997 the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for the upper water bearing unit. The Company and Prudential continued to operate a groundwater treatment system throughout 1997 and expect to continue its operation in 1998.

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

Employee Relations

     As of December 31, 1997, the Company had approximately 7,900 employees located in the United States and approximately 3,200 in international operations. The Company believes its relations with its employees are good.

Geographic Area Information

     Information with respect to the above-captioned item is incorporated by reference to Note 14 Business Segment Information of the Consolidated Financial Statements of the Company's Annual Report to Stockholders for the year ended December 31, 1997.

Item 2. Properties

     The Company's primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California; Chaska, Minnesota; and Hialeah, Opa Locka and Miami Lakes, Florida. The Company recently announced the termination effective June, 1998 of manufacturing operations at a Coulter facility located in Luton, England. Component manufacturing support facilities for parts and electronic subassemblies are located in Fullerton and Porterville, California. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Carlsbad, San Diego and Palo Alto, California; Chaska, Minnesota; Naguabo, Puerto Rico; Florence, Kentucky; Galway, Ireland; Germany; France; Japan; Brazil; Australia; Argentina and Hong Kong. The Company's computer software products business is located in Allendale, New Jersey and its facility for the production of Hemoccult(R) test kits and related products is located in Sharon Hill, Pennsylvania. A portion of the Company's laboratory robotics operations (Sagian) are conducted in leased facilities in Indianapolis, Indiana and some of its DNA sequencing activities are performed in leased facilities in Foster City, California.

     All of the Company's U.S. manufacturing facilities, including land and buildings, are owned, with the exception of Allendale, Foster City, Indianapolis, San Diego, Sharon Hill, Opa Locka, Miami Lakes, eight of the facilities in Hialeah and Florence which are leased facilities, and Palo Alto, where the Company has built and owns its buildings on a long-term land lease expiring in 2054. All manufacturing facilities outside the U.S. are leased with the exception of Germany, France, Japan, Brazil and Australia. The component production facilities for the Company also include plastics molding and machine shop capabilities in Fullerton. This facility, in conjunction with electronic subassembly work done in Porterville, supplies the primary parts and subassemblies to the various instrument assembly locations in California. The Company's principal distribution locations are in Brea and Fullerton, California; Chaska, Minnesota; Somerset, New Jersey; Frankfurt, Germany; and Paris, France. In 1994 the Company established a European Administration Center at a facility in Nyon, Switzerland.

     The Company intends to consummate several sale leaseback transactions with respect to some of its properties during 1998 and 1999 which the Company expects will generate proceeds to the Company of approximately $150 million in 1998 and approximately $40 million in 1999. The Company believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

Item 3. Legal Proceedings

     The Company is currently, and is from time to time, subject to claims and suits arising in the ordinary course of its business, including those relating to intellectual property, contractual obligations, competition and employment matters. In certain such actions, plaintiffs request punitive or other damages or nonmonetary relief, which may not be covered by insurance, and in the case of nonmonetary relief, could, if granted, materially affect the conduct of the Company's business. The Company accrues for potential liabilities involved in these matters as they become known and can be reasonably estimated. In management's opinion (taking third party indemnities into consideration), the various asserted claims and litigation in which the Company is currently involved are not reasonably likely to have a material adverse effect on the Company's operations or financial position. However, no assurance can be given as to the ultimate outcome with respect to such claims and litigation. The resolution of such claims and litigation could be material to the Company's operating results for any particular period, depending upon the level of income for such period.

     In January 1996, Coulter, then unrelated to Beckman notified Hematronix, a competitive reagent manufacturer, that Hematronix was selling certain reagents and controls that infringed upon certain of Coulter's patents. In response, Hematronix filed a complaint in April 1996, in the United States District Court of the Eastern District of California against Coulter. The complaint seeks a declaratory judgment to invalidate the patents. The complaint also includes antitrust and related business tort claims directed at Coulter's business and leasing activities, and seeks actual, treble and punitive damages in an unspecified amount, as well as injunctive relief. Coulter answered the complaint by denying violations of the antitrust laws and business tort claims and counterclaimed that Hematronix willfully infringed the patents at issue. Discovery has been conducted by both sides and is continuing. The Company has filed a motion for summary judgment on the antitrust and other non-patent issues. The motion has been heard and a decision from the court is pending. Management of the Company believes that the patents at issue are valid and have been infringed upon by Hematronix and that the antitrust claims are without merit. If the matter does proceed to trial, the trial is scheduled for October, 1998. Although the plaintiff has claimed substantial damages, based on the Company's analysis of the present facts and the existence of certain indemnities by the former stockholders of Coulter, the Company believes that the ultimate outcome of this litigation is not reasonably likely to have a material adverse effect on the Company's operations or financial position.

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

     As previously reported, in 1991 Forest City Properties Corporation and F.C. Irvine, Inc. (collectively, "Forest City"), former owners and developers of a portion of the same real property in Irvine referred to under the caption "Environmental Matters" herein, filed suit against Prudential in the California Superior Court for the County of Los Angeles, alleging breach of contract and damages caused by the pollution of the property. Forest City originally sought damages of more than $20 million but subsequently increased its demand to $40 million. Forest City also sought additional remediation of the property. Although the Company is not a named defendant in the Forest City action, it is obligated to contribute to any resolution of that action pursuant to Beckman's 1990 settlement agreement with Prudential. See "Environmental Matters" herein.

     The trial of this matter was conducted in 1995, resulting in a jury verdict in favor of Prudential. The Court subsequently granted Forest City's motion for a new trial which Prudential appealed. Prior to the Court's consideration of the appeal, Prudential settled the lawsuit with Forest City and requested Beckman to pay a portion of the settlement pursuant to the 1990 settlement agreement. Beckman does not agree with Prudential's claims and believes it has significant defenses to them.
Although the outcome of this dispute cannot be predicted with certainty, the Company believes that any additional liability beyond that provided for will not have a material adverse effect on the Company's operations or financial position.

     As previously reported, since 1992 six toxic tort lawsuits* have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company (relating to a former Company manufacturing site) and a number of other defendants, including Motorola, Inc., Siemens Corporation, the cities of Phoenix and Scottsdale, and others. The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stockholder, for any costs incurred in these matters in excess of applicable insurance, and thus the outcome of these litigations, even if unfavorable to the Company, should have no material effect on the Company's operations or financial position. These suits are currently in the discovery phase, with the first of several anticipated trials in the actions scheduled for June, 1998. * Baker v. Motorola, Inc. et al (filed February 1992), Lofgren v. Motorola, Inc. et al (filed April 1993), Betancourt v. Motorola, Inc. et al (filed July 1993), Ford v. Motorola, Inc. et al (filed June 1994), Wilkins v. Motorola, Inc., et. al. (filed July 1995), and Dawson
v. Motorola, Inc., et. al. (filed August 1997).

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

Executive Officers of the Company

     The following is a list of the executive officers of the Company as of February 7, 1998, showing their ages, present positions and offices with the Company and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

Louis T. Rosso, 64, Chairman       Mr. Rosso has been Chief
of the Board and Chief             Executive Officer of the
Executive Officer                  Company since 1988 and
                                   Chairman of the Board since
                                   1989.  He served as the
                                   Company's President from 1982
                                   until 1993. He also served as
                                   a Vice President of SmithKline
                                   Beckman from 1982 to 1989.
                                   Mr. Rosso first joined the
                                   Company in 1959 and was named
                                   Corporate Vice President in
                                   1974.  He is a director of
                                   Allergan, Inc. and American
                                   Health Properties, Inc.  He is
                                   a member of the Board of
                                   Trustees of St. Jude Heritage
                                   Health Foundation in
                                   Fullerton, California and of
                                   Harvey Mudd College.  Mr.
                                   Rosso has been a director of
                                   the Company since 1988.

John P. Wareham, 56, Director,     Mr. Wareham has been President
President, and Chief Operating     and Chief Operating Officer of
Officer                            the Company since 1993. He
                                   served as the Company's Vice
                                   President, Diagnostic Systems
                                   Group from 1984 to 1993. Prior
                                   thereto, he had been President
                                   of Norden Laboratories, Inc.,
                                   a wholly owned subsidiary of
                                   SmithKline Beckman engaged in
                                   developing, manufacturing and
                                   marketing veterinary
                                   pharmaceuticals and vaccines.
                                   Mr. Wareham first joined
                                   SmithKline Corporation, a
                                   predecessor of SmithKline
                                   Beckman, in 1968.  He is a
                                   director of the Little Rapids
                                   Corporation and the Health
                                   Industry Manufacturers
                                   Association.  Mr. Wareham has
                                   been a director of the Company
                                   since 1993.

Dennis K. Wilson, 62, Vice         Mr. Wilson has been Vice
President, Finance and Chief       President, Finance and Chief
Financial Officer                  Financial Officer of the
                                   Company since 1993.  He served
                                   as Vice President, Treasurer
                                   of the Company from 1989 until
                                   his current appointment.
                                   Prior thereto he had been Vice
                                   President, Corporate
                                   Accounting and Assistant
                                   Controller of SmithKline
                                   Beckman since 1984. Mr. Wilson
                                   first joined the Company in
                                   1969.


James T. Glover, 47, Vice          Mr. Glover has been Vice
President and Controller           President and Controller of
                                   the Company since 1993.  From
                                   1989 until assuming his
                                   current position, he was Vice
                                   President, Controller -
                                   Diagnostic Systems Group.  Mr.
                                   Glover joined the Company in
                                   1983, serving in several
                                   management positions,
                                   including a two-year term at
                                   Allergan, Inc., then a Company
                                   affiliate.  Prior to 1983, he
                                   held management positions with
                                   KPMG Peat Marwick and another
                                   Fortune 500 Company.

Fidencio M. Mares, 51, Vice        Mr. Mares was named Vice
President, Human Resources         President, Human Resources of
                                   the Company in 1995.  Prior
                                   thereto he had been President
                                   of The Gas Company of Hawaii.
                                   Before that he was Senior Vice
                                   President of Administration
                                   and Human Resources for
                                   Pacific Resources, Inc.,
                                   Corporate Wage and Salary
                                   Manager and Corporate Human
                                   Resources Services Manager for
                                   Getty Oil Company/Texaco,
                                   Inc., and held various human
                                   resources managerial positions
                                   at Southern California Edison.

William H. May, 55, Vice           Mr. May has been General
President, General Counsel and     Counsel and Secretary of the
Secretary                          Company since 1984 and has
                                   been Vice President, General
                                   Counsel and Secretary of the
                                   Company since 1985.  Mr. May
                                   first joined the Company in
                                   1976.

Bruce A. Tatarian, 49, Vice        Mr. Tatarian was named Vice
President, Beckman                 President, Beckman
Distribution Markets Operation     Distribution Markets
                                   Operation, of the Company in
                                   October 1997.  He had been
                                   Vice President, Field
                                   Operations - Emerging Markets
                                   since 1995 and Vice President
                                   Bioresearch Commercial
                                   Operations International since
                                   1994.  Prior thereto, he had
                                   been Vice President, Marketing
                                   Operations for the
                                   Bioanalytical Systems Group
                                   since 1991. Mr. Tatarian
                                   originally joined the Company
                                   in 1973.

Albert R. Ziegler, 59, Vice        Mr. Ziegler was named Vice
President, Clinical Chemistry      President, Clinical Chemistry
Division                           Division of the Company in
                                   October 1997.  He had been
                                   Vice President, Diagnostics
                                   Development Center of the
                                   Company since 1994.  He joined
                                   the Company in 1986 as Vice
                                   President, North America
                                   Operations for the Diagnostic
                                   Systems Group.  Prior thereto
                                   he had been President of
                                   Branson Ultrasonics
                                   Corporation, a manufacturer of
                                   industrial ultrasound
                                   instruments and a subsidiary
                                   of SmithKline Beckman until
                                   the divestiture of SmithKline
                                   Beckman's industrial
                                   instruments businesses in
                                   1984.  Mr. Ziegler first
                                   joined SmithKline Beckman in
                                   1971.

Paul Glyer, 41, Treasurer          Mr. Glyer has been Treasurer
                                   of the Company since 1993. In
                                   1995 he additionally assumed
                                   the position of Director,
                                   Corporate Business Development
                                   and Licensing.  He served as
                                   Assistant Treasurer since 1989
                                   when he first joined the
                                   Company.

Arthur A. Torrellas, 67, Vice      Mr. Torrellas was Vice
President, Field Operations -      President, Field Operations -
North America/Europe               North America/Europe of the
                                   Company from 1995 until
                                   December, 1997 when he
                                   retired. He had been Vice
                                   President, Diagnostic
                                   Commercial Operations since
                                   1994 and Vice President,
                                   International Operations for
                                   the Diagnostic Systems Group
                                   since 1985.  Mr. Torrellas
                                   first joined the Company in
                                   1977.

PART II

Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "QUARTERLY INFORMATION (Unaudited)" of the Company's Annual Report to stockholders for the year ended December 31, 1997. During 1997 the Company paid four consecutive quarterly dividends of $.15 per share of common stock, for a total of $.60 per share for the year. During 1996 the Company paid four consecutive quarterly dividends of $.13 per share of common stock, for a total of $.52 per share for the year. Under the terms of the Company's principal credit agreement, which expires on October 31, 2002, dividend payments are limited but not prohibited. To date this limitation has not had an impact on the Company's dividends and is not expected to have an impact in the foreseeable future. In addition, as of January 26, 1998, there were approximately 8,154 holders of record of the Company's common stock.

Item 6.   Selected Financial Data

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled
"SELECTED FINANCIAL INFORMATION" of the Company's Annual Report to Stockholders for the year ended December 31, 1997.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled
"FINANCIAL REVIEW" of the Company's Annual Report to Stockholders for the year ended December 31, 1997.

Item 8.   Financial Statements and Supplementary Data

     Information with respect to the above-captioned Item is incorporated herein by reference to the CONSOLIDATED FINANCIAL STATEMENTS, including all the notes thereto, and the sections entitled "REPORT BY MANAGEMENT", "INDEPENDENT AUDITORS' REPORT" and "QUARTERLY INFORMATION (Unaudited)" of the Company's Annual Report to Stockholders for the year ended December 31, 1997.

Item 9.   Changes in and Disagreements With Accountants on
          Accounting and Financial Disclosure

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

     Directors - The information with respect to directors required by this Item is incorporated herein by reference to those parts of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 2, 1998 entitled "ELECTION OF DIRECTORS" and "BOARD OF DIRECTORS INFORMATION."

     Executive Officers - The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11.  Executive Compensation

     The information with respect to executive compensation required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 2, 1998 entitled "EXECUTIVE COMPENSATION", excluding those sections entitled "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph".

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

     The information with respect to security ownership required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 2, 1998 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.  Certain Relationships and Related Transactions

     The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 2, 1998 entitled "BOARD OF DIRECTORS INFORMATION, Compensation Committee Interlocks and Insider Participation."

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

          2.1  Stock Purchase Agreement among Coulter
               Corporation, The Stockholders of Coulter
               Corporation and the Company, dated as of August 29, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated November 13, 1997, File No. 001-10109). [Note:
               Confidential treatment has been requested for portions of this document.]

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

          4.6 Amendment 1996-1 to the Company's Savings and Investment Plan, adopted December 5, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment
               No. 1 thereto filed December 17, 1992, File No. 33-51506 (incorporated by reference to Exhibit
               4.6 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

          4.7 Amendment 1996-2 to the Company's Savings and Investment Plan, adopted effective December 3, 1996 (incorporated by reference to Exhibit 4.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).

          4.8 Amendment 1997-1 to the Company's Savings and Investment Plan, adopted June 9, 1997 (incorporated by reference to Exhibit 4.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).

          4.9 Amendment 1997-2 to the Company's Savings and Investment Plan, adopted June 9, 1997 (incorporated by reference to Exhibit 4.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).

          4.10 Amendment 1997-3 to the Company's Savings and
               Investment Plan, adopted December 3, 1997, filed in connection with the Form S-8 Registration
               Statement filed with the Securities and Exchange
               Commission on September 1, 1992 and Amendment
               No. 1 thereto filed December 17, 1992, File No. 33-51506.

          4.11 Amendment 1997-4 to the Company's
               Savings and Investment Plan, adopted December 17, 1997, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

          4.12 Senior Indenture between the Company and
               The First National Bank of Chicago as Trustee, dated as of May 15, 1996, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

          4.13 7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

         10.1  Credit Agreement dated as of October 31,
               1997 among the Company as Borrower, the Initial Lenders and the Initial Issuing Banks named therein, and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

        10.2 Guaranty dated as of October 31, 1997 made by each Guarantor Subsidiary (as defined in the Credit Agreement, Exhibit 10.1 herein) of the Company, in favor of the Lender Parties (as defined in the Credit Agreement) (incorporated by reference to
               Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

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

        10.7 Benefit Equity Amended and Restated Trust Agreement between the Company and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997.

     * 10.8    The Company's Executive Incentive Plan,
               adopted by the Company in 1996 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1996, File No. 001-10109).

     * 10.9 Amendment No. 1 to the Company's Executive Incentive Plan, adopted in 1996 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

     * 10.10 The Company's Annual Incentive Plan for 1997, adopted by the Company in 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109.

     * 10.11 The Company's Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1997, File No. 001-10109).

     * 10.12 Amendment to the Company's Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed January 13, 1998, Registration
               No. 333-24851.

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

     * 10.14 Amendment to the Company's Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form S-8 Registration statement, filed January 13, 1998, Registration No. 33-31573).

     * 10.15   Restricted Stock Agreement and Election (Cycle
               Two - Economic Value Added Incentive Plan), adopted by the Company in 1995 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1995, File No. 001-10109).

     * 10.16   Restricted Stock Agreement and Election
               (Cycle Three - Economic Value Added Incentive
               Plan), adopted by the Company in 1996
               (incorporated by reference to Exhibit 10.15 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No. 001-10109).

     * 10.17 Form of Restricted Stock Agreement, dated as of January 3, 1997, between the Company and certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).

     * 10.18   Beckman Instruments, Inc. Supplemental
               Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1990, File No. 001-10109).

     * 10.19 Amendment 1995-1 to the Company's Supplemental Pension Plan, adopted by the Company in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

     * 10.20 Amendment 1996-1 to the Company's Supplemental Pension Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

     * 10.21 Stock Option Plan for Non-Employee Directors (Amended and Restated effective as of August 7, 1997), incorporated by reference to
               Exhibit 4.1 of the Company's Registration
               Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429.

     * 10.22 Form of Change in Control Agreement, dated as of May 1, 1989, between the Company, certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.34 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).

     * 10.23   Agreement Regarding Retirement Benefits of
               Arthur A. Torrellas, adopted December 1, 1993 and dated December 20, 1993, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit 10.24 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

     * 10.24 Amendment to the December 1, 1993 Agreement Regarding Retirement Benefits of Arthur A. Torrellas, dated as of May 30, 1995, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1995, File No. 001-10109).

     * 10.25   Second Amendment to the December 1, 1993
               Agreement Regarding Retirement Benefits of Arthur
               A. Torrellas, dated as of December 16, 1996, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit 10.24 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

     * 10.26   Third Amendment to the December 1, 1993
               Agreement Regarding Retirement Benefits of Arthur
               A. Torrellas, dated as of July 18, 1997, between the Company and Arthur A. Torrellas.

     * 10.27   Agreement Regarding Retirement Benefits
               of Albert Ziegler, dated June 16, 1995, between the Company and Albert Ziegler (incorporated by reference to exhibit 10.22 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K/A for the fiscal year ended December 31, 1995, File No. 001-10109).

     * 10.28 Agreement Regarding Retirement Benefits of Fidencio M. Mares, adopted and dated April 30, 1996, between the Company and Fidencio M. Mares (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

       10.29   Amendment 1997-1 to the Company's Employees'
               Stock Purchase Plan, adopted effective
               January 1, 1998 and dated October 20, 1997
               (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

     * 10.30 The Company's Executive Deferred Compensation Plan, effective January 1, 1998, dated November 5, 1997 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

     * 10.31 The Company's Executive Restoration Plan, effective January 1, 1998, dated November 5, 1997 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

     * 10.32 The Company's Amended and Restated Deferred Directors' Fee Program, amended as of June 5,
               1997 (incorporated by reference to Exhibit
               10.6 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

     * 10.33 Amendment 1997-2 to the Company's Supplemental Pension Plan, adopted as of October 31,
               1997 (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File
               No. 001-10109).

     * 10.34 Form of Restricted Stock Award Agreement between the Company and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

     * 10.35 Form of Stock Option Grant for non-employee Directors (incorporated by reference to
               Exhibit 4.3 of the Company's Registration
               Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

       10.36 The Company's Employees' Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995, File No. 33-65155 (incorporated by reference to Exhibit 10.29 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).

     * 10.37 The Company's Option Gain Deferral Program, dated January 14, 1998 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-24851).

     * 10.38   Form of Coulter's Special Incentive Plan and
               Sharing Bonus Plan, assumed by the Company
               October 31, 1997.

       10.39   Distribution Agreement, dated as of April
               11, 1989, among SmithKline Beckman
               Corporation the Company and Allergan, Inc.
               (incorporated by reference to Exhibit 3 to SmithKline Beckman Corporation's Current Report on
               Form 8-K filed with the Securities and Exchange
               Commission on April 14, 1989, File No. 1-4077).

       10.40 Amendment to the Distribution Agreement effective as of June 1, 1989 between SmithKline Beckman Corporation, the Company and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to the Company's Form S-1 registration statement, File No. 33-28853).

       10.41 Cross-Indemnification Agreement between the Company and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the Company's Form S-1 registration statement, File No. 33-24572).

       11. Statement regarding computation of per share earnings: This information is incorporated by reference to Note 1 Summary of Significant Accounting Policies and Note 13 Earnings Per Share of the Consolidated Financial Statements of the Company's Annual Report to Stockholders for the year ended December 31, 1997.

       13.     WORDS ON NUMBERS Section of the Company's Annual
               Report to Stockholders for the year ended December
               31, 1997.

       21.     Subsidiaries.

       23.     Consent of KPMG Peat Marwick LLP, February 9, 1998.

       27.     Financial Data Schedule.

     (b)  Reports on Form 8-K During Fourth Quarter ended
          December 31, 1997.

     The following reports on Form 8-K were filed during the quarter ended December 31, 1997:

        1.     Item 5.  Other Events.  Beckman Instruments, Inc.
               Announces Plans for Debt Offering, September 23, 1997.

        2.     Item 5.   Other Events.  Summary of the acquisition
               of Coulter Corporation by Beckman Instruments, Inc. and the related financing transactions, October 15, 1997. Includes financial statements for Coulter Corporation for its last three fiscal years and pro forma financial statements for the most recent fiscal year.

        3. Item 2. Acquisition of Assets. Beckman Consummates its Acquisition of Coulter Corporation, November 13, 1997. Includes pro forma financial statements for the year ended December 31, 1996 and for the six month period ended June 30, 1997.

                   Beckman Instruments, Inc.

                            INDEX TO
               FINANCIAL STATEMENTS AND SCHEDULES


The consolidated financial statements of the Company and the related report of KPMG Peat Marwick LLP, dated January 23, 1998 are incorporated by reference to the section entitled "WORDS ON NUMBERS" of the Company's Annual Report to Stockholders for the year ended December 31, 1997.

The information required to be reported in the Supplementary Financial Schedule entitled, VIII Allowance for Doubtful Accounts, for the three year period ended December 31, 1997 is set forth in Note 15 Supplementary Information of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of the Company's Annual Report to Stockholders for the year ended December 31, 1997. Schedules not included herein have been omitted because they are not applicable, are no longer required or the required information is presented in the consolidated financial statements or in the notes to the consolidated financial statements.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   BECKMAN INSTRUMENTS, INC.


Date:  February 5, 1998            By LOUIS T. ROSSO
                                      Louis T. Rosso
                                      Chairman of the Board and
                                      Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  Signature                   Title                        Date
  ---------                   -----                        ----
                         Chairman of the Board
                          and Chief Executive
                          Officer (Principal
LOUIS T. ROSSO            Executive Officer)
Louis T. Rosso                                      February 5, 1998

                              President,
                         Chief Operating Officer
JOHN P. WAREHAM               and Director
John P. Wareham                                     February 4, 1998

                         Vice President, Finance
                       and Chief Financial Officer
D. K. WILSON          (Principal Financial Officer)
Dennis K. Wilson                                    February 4, 1998

                         Vice President and
                         Controller (Principal
JAMES T. GLOVER           Accounting Officer)
James T. Glover                                     February 5, 1998


HUGH K. COBLE                 Director              February 4, 1998
Hugh K. Coble


CAROLYNE K. DAVIS             Director              February 4, 1998
Carolyne K. Davis, Ph.D.

  Signature                   Title                       Date
  ---------                   -----                       ----


PETER B. DERVAN               Director              February 4, 1998
Peter B. Dervan, Ph.D.


DENNIS C. FILL                Director              February 4, 1998
Dennis C. Fill


CHARLES A. HAGGERTY           Director              February 4, 1998
Charles A. Haggerty


GAVIN HERBERT                 Director              February 4, 1998
Gavin S. Herbert


WILLIAM N. KELLEY             Director              February 4, 1998
William N. Kelley, M.D.


FRANCIS P. LUCIER             Director              February 4, 1998
Francis P. Lucier


C. RODERICK O'NEIL            Director              February 4, 1998
C. Roderick O'Neil


BETTY WOODS                   Director              February 4, 1998
Betty Woods

                       INDEX TO EXHIBITS

Exhibit
Number                      Exhibit
-------                     -------

  4.10 Amendment 1997-3 to the Company's Savings and Investment Plan, adopted December 3, 1997, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

  4.11 Amendment 1997-4 to the Company's Savings and Investment Plan, adopted December 17, 1997, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

 10.7 Benefit Equity Amended and Restated Trust Agreement between the Company and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997.

 10.25    Third Amendment to the December 1, 1993 Agreement
          Regarding Retirement Benefits of Arthur A. Torrellas, dated as of July 18, 1997, between the Company and Arthur A. Torrellas.

 10.38    Form of Coulter's Special Incentive Plan and Sharing
          Bonus Plan, assumed by the Company October 31, 1997.

 13. WORDS ON NUMBERS Section of the Company's Annual Report to Stockholders forthe year ended December 31, 1997.

 21.      Subsidiaries.

 23.      Consent of KPMG Peat Marwick LLP, February 9, 1998.

 27.      Financial Data Schedule.