Form 10-Q
period 1998-03-31
BECKMAN COULTER INC
filed 1998-05-14
CIK 840467

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

(Mark One)
(X)Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1998

                               OR

( )Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

   For the transition period from __________ to __________

                Commission File Number  001-10109


                      BECKMAN COULTER, INC.
      (Exact name of registrant as specified in its charter)


         Delaware                                 95-104-0600
  (State of Incorporation)                     (I.R.S. Employer
                                                Identification No.)


4300 N. Harbor Boulevard, P.O. Box 3100, Fullerton, California  92834-3100
     (Address of principal executive offices)                   (Zip Code)

                          (714) 871-4848
         (Registrant's telephone number including area code)

                     Beckman Instruments, Inc.
         2500 Harbor Boulevard, Fullerton, California  92834-3100
          (Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No ( ).


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Outstanding shares of common stock, $0.10 par value, as of April 14, 1998: 28,489,675 shares.

                             PART I

                      FINANCIAL INFORMATION

Item 1.   Financial Statements                              Page

          Condensed Consolidated Statements of Operations
          for the three month periods ended March 31,
          1998 and March 31, 1997                             3

          Condensed Consolidated Balance Sheets as of
          March 31, 1998 and March 31, 1997                   4

          Condensed Consolidated Statements of Cash Flows
          for the three month periods ended March 31,
          1998 and March 31, 1997                             5

          Notes to Condensed Consolidated Financial
          Statements                                          6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations      10

                             PART II

                        OTHER INFORMATION

Item 1.   Legal Proceedings                                  14

Item 2.   Changes In Securities                              14

Item 3.   Defaults Upon Senior Securities                    14

Item 4.   Submission of Matters to a Vote of
          Security-Holders                                   15

Item 5.   Other Information                                  15

Item 6.   Exhibits and Reports on Form 8-K                   16

                      BECKMAN COULTER, INC.
                      FIRST QUARTER REPORT
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in Millions, Except Amounts Per Share)
                            Unaudited

                                                Three Months Ended
                                                   March 31,
                                                1998      1997
Sales                                          $399.4   $231.9
Operating costs and expenses:
 Cost of sales                                  229.8    109.6
 Marketing, general and administrative          119.7     74.8
 Research and development                        41.6     24.0
                                               ------    -----
                                                391.1    208.4
                                               ------    -----

Operating income                                  8.3     23.5

Nonoperating (income) expense:
 Interest income                                 (3.2)    (1.9)
 Interest expense                                26.2      2.8
 Other, net                                      (2.3)     0.3
                                               ------    -----
                                                 20.7      1.2
                                               ------    -----

(Loss) earnings before income taxes             (12.4)    22.3
Income tax (benefit)expense                      (4.0)     6.7
                                               ------    -----
Net (loss) earnings                            $ (8.4)  $ 15.6
                                               ======    =====
Weighted average number of shares
 outstanding -(in thousands)                   27,704   27,908

Basic (loss) earnings per share                $(0.30)  $ 0.56

Weighted average number of shares and
 dilutive shares  outstanding - (in
 thousands)                                    27,704   28,861


Diluted (loss) earnings per share              $(0.30)  $ 0.54

Dividends declared per share                   $ 0.15   $ 0.15

See accompanying notes to condensed consolidated financial statements.

                      BECKMAN COULTER, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts in Millions, Except Amounts Per Share)
                            Unaudited

                                              March 31,  December 31,
                                                 1998         1997
Assets

Current assets:
  Cash and equivalents                       $   31.2    $   33.5
  Trade receivables and other                   495.8       524.6
  Inventories                                   339.8       332.3
  Deferred income taxes                          54.1        53.0
  Other current assets                           35.2        33.3
                                             --------    --------
    Total current assets                        956.1       976.7

Property, plant and equipment, net              389.2       410.9
Intangibles, less accumulated amortization
 of $14.9 in 1998 and $10.6 in 1997             439.8       444.9
Goodwill, less accumulated amortization of
 $9.3 in 1998 and $6.0 in 1997                  400.5       402.8
Other assets                                     89.7        95.7
                                              -------     -------
    Total assets                             $2,275.3    $2,331.0
                                             ========    ========
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities of
   long-term debt                            $   83.0    $   68.9
  Accounts payable, accrued expenses and
   other liabilities                            637.6       756.4
  Income taxes                                   62.4        69.6
                                             --------    --------
    Total current liabilities                   783.0       894.9

Long-term debt, less current maturities       1,248.7     1,181.3
Other liabilities                               175.8       173.0
                                             --------    --------
    Total liabilities                         2,207.5     2,249.2

Stockholders' equity
  Preferred stock, $0.10 par value;
   authorized 10.0 shares; none issued           -           -
  Common stock, $0.10 par value; authorized
   75.0 shares; shares issued 29.1 at 1998
   and 1997;
   Shares outstanding 27.8 at 1998 and 27.6       2.9         2.9
   at 1997
  Additional paid-in capital                    126.9       126.6
  Retained earnings                               6.3        19.0
  Accumulated other comprehensive loss          (19.6)      (13.8)
  Treasury stock, at cost                       (48.7)      (52.9)
                                             --------    --------
    Total stockholders' equity                   67.8        81.8
                                             --------    --------
    Total liabilities and stockholders'
     equity                                  $2,275.3    $2,331.0
                                             ========    ========


See accompanying notes to condensed consolidated financial statements.

                      BECKMAN COULTER, INC.
                      FIRST QUARTER REPORT
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in Millions)
                            Unaudited

                                                Three Months Ended
                                                     March 31,
                                                1998           1997
Cash Flows from Operating Activities
  Net (loss) earnings                         $ (8.4)        $ 15.6
  Adjustments to reconcile net (loss)
   earnings to netcash (used) provided
   by operating activities:
     Depreciation and amortization              29.3           21.4
     Net deferred income taxes                  (0.7)          (0.4)
     Proceeds from sale of sales type
      lease receivables                         31.5             -
   Changes in assets and liabilities:
     Trade receivables and other                18.1           19.1
     Inventories                                (5.9)         (11.0)
     Accounts payable and accrued expenses    (102.4)         (22.1)
     Restructuring reserve                      (2.9)          (0.5)
     Accrued income taxes                       (7.2)          15.1
     Other                                     (22.0)         (11.5)
                                              ------         ------
      Net cash (used) provided by
       operating activities                    (70.6)          25.7
                                              ------         ------

Cash Flows from Investing Activities
  Additions to property, plant and equipment   (18.3)         (19.4)
  Net disposals of property, plant
   and equipment                                (0.6)           3.5
  Sales of short-term investments                 -             3.9
  Sales (purchases) of long-term investments     9.7           (0.5)
                                              ------         ------
     Net cash used by investing activities      (9.2)         (12.5)
                                              ------         ------
Cash Flows from Financing Activities
  Dividends to stockholders                     (4.3)          (4.2)
  Proceeds from issuance of stock                3.8            3.7
  Purchase of treasury stock                      -           (12.4)
  Notes payable borrowings, net                  8.6            4.4
  Long-term debt borrowings                    447.2            0.1
  Long-term debt reductions                   (377.6)            -
                                              ------         ------
     Net cash provided (used) by
      financing activities                      77.7           (8.4)
                                              ------         ------
Effect of exchange rates on cash
 and equivalents                                (0.2)           0.3
                                              ------         ------
(Decrease) increase in cash and equivalents     (2.3)           5.1

Cash and equivalents -- beginning of period     33.5           34.6
                                              ------         ------
Cash and equivalents -- end of period         $ 31.2         $ 39.7
                                              ======         ======
Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
     Interest                                 $ 27.3         $ 10.9
      Income taxes                            $ 11.1         $  3.8
Noncash investing and financing activities:
  Purchase of equipment under capital
    lease obligation                          $  2.4         $  2.5

  See accompanying notes to condensed consolidated financial statements.

                      BECKMAN COULTER, INC.
                    First Quarter 1998 Report
                            Notes To
           Condensed Consolidated Financial Statements
                            Unaudited


1     Report by Management
In the opinion of Beckman Coulter, Inc. (formerly known as Beckman Instruments, Inc. and hereafter referred to as "the Company"),the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-Q. They do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report of Beckman Instruments, Inc. on Form 10-K for 1997 which is on file with the Securities and Exchange Commission.

The results of operations for the period ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.


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


3    Acquisition
On October 31, 1997, the Company acquired all of the outstanding capital stock of Coulter Corporation for $850.2 million, net of Coulter's cash on hand of $24.8 million at the date of acquisition. Coulter is the leading manufacturer of in-vitro diagnostic systems for blood cell analysis. Details of the transaction and the accounting effects were disclosed in the Company's annual report for the year ended December 31, 1997.

The first quarter 1998 results include only January and February
Coulter sales outside the United States as reporting of Coulter international sales has been lagged by one month to be consistent with the rest of the Company.


4     Comprehensive Income (Loss)
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), in the first quarter 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss) and foreign currency translation adjustments. Comprehensive loss was $5.8 million for the three months ended March 31, 1998 and comprehensive income was $4.7 million for the three months ended March 31, 1997. The adoption of SFAS 130 required additional disclosure but did not have a material effect on the Company's financial position or results of operations.


5    Net Earnings (Loss) Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Earnings Per Share for the three months ended March 31, 1997, have been restated in accordance with SFAS 128. The following table summaries the computation of EPS (in millions, except amounts per share):

Three Months Ended March 31,
                              1998                    1997
                       Net             Per    Net                 Per
                       Loss  Shares   Share   Earnings  Shares   Share
                                      Amount                     Amount
Basic EPS
  Net (Loss)
     earnings        $(8.4)   27.7    $(0.30)  $ 15.6     27.9    $ 0.56

  Effect of dilutive
    stock options                                          1.0     (0.02)
                     -----   -----    ------    ------    -----    -----
  Diluted EPS
    Net (Loss)
    earnings         $(8.4)   27.7     $(0.30)  $ 15.6     28.9    $ 0.54


Under generally accepted accounting principles, as the Company was in a net loss position in the current quarter, 1.2 million common share equivalents were not used to compute diluted loss per share, as the effect was antidilutive.


6    Sale of Receivables
In March 1998, the Company sold $31.9 million of sales type lease receivables, net of allowances, for cash proceeds of $31.5 million. Under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS 125), the transaction was accounted for as a sale and as a result the related receivables have been excluded from the accompanying Consolidated Balance Sheets. The sale is subject to certain recourse provisions and as such the Company established a reserve for potential losses. Proceeds from the transaction were used to reduce outstanding borrowings.


7    Inventories
Inventories are comprised of the following (in millions):

                                   March 31,     December 31,
                                      1998          1997
     Finished products               $216.4       $206.5
     Raw materials, parts and
       assemblies                     100.6         99.1
     Work in-process                   22.8         26.7
                                     ------       ------
                                     $339.8       $332.3
                                     ======       ======

8.   Provision for Restructuring Operations
The Company recorded a restructuring charge of $59.4 million, $36.4 million after taxes or $1.32 per share, in the fourth quarter of 1997. This provision is for severance related costs and facility consolidation. The following table details the activity within the accrued liability in the first quarter of 1998 (in millions):

                                                 Facility
                                               consolidation
                                             and asset related
                                  Personnel     write-offs          Total
Balance at December 31, 1997
Consolidation of sales, general
 administrative and
 technical functions                $26.5         $13.2             $39.7
Changes in
 manufacturing operations            3.0           3.9               6.9
                                    -----         -----             -----
Total Accrued Liability              29.5          17.1              46.6

First Quarter 1998 Activity
Consolidation of sales, general
 administrative and
 technical functions                 0.4           2.5               2.9
Changes in
 manufacturing operations             -             -                 -
                                   -----         -----             -----
Total First Quarter Activity         0.4           2.5               2.9

Balance at March 31, 1998
Consolidation of sales, general
 administrative and
 technical functions                26.1          10.7              36.8
Changes in
 manufacturing operations            3.0           3.9               6.9
                                   -----         -----             -----
Balance at March 31, 1998          $29.1         $14.6             $43.7


9.   Long-term debt
In March, the Company issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008. The net proceeds of $394.3 million were used to pay down existing debt balances and for operating purposes.


10.  Contingencies
As previously reported, in January, 1996, Coulter Corporation, then unrelated to the Company, notified Hematronix, a competitive reagent manufacturer, that Hematronix was selling certain reagents and controls that infringed upon certain of Coulter's patents. In response, in April, 1996, Hematronix filed a complaint against Coulter in the United States District Court for the Eastern District of California. The complaint sought a declaratory judgment to invalidate the patents. The complaint also included antitrust and related business tort claims directed at Coulter's business and leasing activities, and sought actual, treble, and punitive damages in an unspecified amount, as well as injunctive relief. Coulter answered the complaint by denying violations of the antitrust laws and business tort claims and counterclaimed that Hematronix willfully infringed the patents at issue. Trial was scheduled for October, 1998. In March, 1998, the matter was resolved and the lawsuit was dismissed without material adverse effect on the Company's earnings or financial position.

As previously reported, in 1991, Forest City Properties Corporation and F.C. Irvine, Inc. (collectively, "Forest City"), filed suit against the Prudential Insurance Co. in the California Superior Court for the County of Los Angeles alleging breach of contract and damages caused by pollution of property that Forest Cities had bought from Prudential. Although the Company was not a named defendant in the Forest City action, it was obligated to contribute to any resolution of that action pursuant to a 1990 settlement agreement with Prudential. The trial of the matter was conducted in 1995, resulting in a jury verdict in favor of Prudential. The Court granted Forest City's motion for a new trial, which Prudential appealed. Prior to the Court's consideration of the appeal, Prudential settled the lawsuit with Forest City and requested the Company to pay a portion of the settlement pursuant to the 1990 settlement agreement. The Company did not agree with Prudential's claims and has negotiated a settlement for an amount not material to the Company's earnings or financial position.

The Company and its subsidiaries are involved in a number of other lawsuits which the Company considers normal in view of its size and the nature of its business. The Company does not believe that any liability resulting from any such lawsuits, or the matters described above, will have a material adverse effect on its earnings or financial position.

Item 2.     Management's Discussion and Analysis of Financial
Condition and Results of Operations


Overview

Beckman Coulter, Inc. (formerly known as Beckman Instruments, Inc. and hereafter referred to as "the Company")is a world leader in providing systems that simplify and automate laboratory processes. The Company designs, manufactures and services a broad range of laboratory systems consisting of instruments, reagents and related products that customers use to conduct basic scientific research, drug discovery research and diagnostic analysis of patient samples. On October 31, 1997, the Company acquired Coulter Corporation ("Coulter"). The acquisition of Coulter represented a significant milestone in accomplishing the Company's strategy to solidify its position as a leading provider of laboratory systems, adding Coulter's leading market position in hematology and number two position in flow cytometry.

As previously discussed in some detail in the Company's 1997 Annual Report to Stockholders, incorporated by reference in the Company's Annual Report on Form 10-K for the Fiscal year Ended December 31, 1997 under the heading "Management's Discussion and Analysis" (the "10-K MD&A"), the acquisition of Coulter and the related financing have had numerous consequences that affect the comparability of the Company's results of operations and financial position for periods prior to and after the acquisition. In particular, the acquisition and related financing are expected to lower the net earnings of the Company through 1998 as a result of a substantial increase in interest expense, amortization of intangible assets and goodwill and various other adjustments resulting from purchase accounting.

As anticipated, the integration and consolidation of Coulter is requiring substantial management, financial and other resources. While the Company believes the early results of this effort are encouraging, the acquisition of Coulter necessarily involves a number of significant risks, including potential difficulties in assimilating the technologies, services and products of Coulter or in achieving the expected synergies and cost reductions, as well as other unanticipated risks and uncertainties. As a result, there can be no assurance as to the extent to which the anticipated benefits with respect to the acquisition will be realized, or the timing of any such realization.

Operations

Sales growth of 72%, 77% in constant currency, over the first quarter of the prior year, resulted primarily from the addition of Coulter operations. These results were depressed due to the inclusion of only January and February Coulter sales outside the United States as reporting of Coulter international sales has been lagged by one month to be consistent with the rest of the Company. Excluding Coulter, sales grew 5% primarily as a result of increased market share, partially offset by an unfavorable change in foreign currency exchange rates which negatively affected reported international sales by approximately 5%. As discussed in the 10-K MD&A, the Company derives approximately 50% of its sales from sources outside of the United States, and appreciation of the U.S. dollar against the Company's major trading currencies has a negative impact on the Company's results of operations.

Gross profit as a percentage of sales decreased due to lower margins for Coulter products, a hardware mix shift associated with new product introductions and competitive pricing pressures. An unfavorable change in foreign currency exchange rates also negatively affected the gross profit. The purchase accounting treatment for acquired Coulter inventory required that it be written up to fair value. This had the effect of increasing cost of sales in the first quarter by $5.7 million as inventory was delivered to customers.

Marketing, general and administrative expenses as a percentage of sales decreased to 30.0% from 32.3% for the first quarter of 1997. The improvement was achieved by spreading fixed costs over a larger sales volume and through the early successes of Coulter integration objectives. Research and development expenses as a percentage of sales remained consistent at 10.4% and 10.3% for the first quarters of 1998 and 1997, respectively.

Operating income decreased $15.2 million over the comparable quarter in 1997 primarily due to the lower gross profit as a percentage of sales as discussed above.

Net loss for the first quarter was $8.4 million or $0.30 per diluted share, compared to net earnings for the first quarter of 1997 of $15.6 million or $0.54 per diluted share. The decrease is largely the result of decreased operating income as discussed above and increased interest expense as a result of larger outstanding borrowings due to funding of the Coulter acquisition.


Financial Condition

As discussed in greater detail in the 10-K MD&A, the Company is highly leveraged, with a debt-to-capital ratio of 95.2% at March 31, 1998. Among other things, the Company's high level of debt increases the Company's vulnerability to general adverse economic and industry conditions, could limit the Company's ability to obtain additional financing on favorable terms, exposes the Company to the risk of increased interest rates and requires the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal and interest on its indebtedness. In addition, the Company's agreements with its lenders contain a number of covenants that significantly restrict the operations of the Company and require it to comply with specified financial ratios and tests.

As discussed in the 10-K MD&A, the Company is in the process of executing a plan to reduce its debt and provide additional funds for the integration of Coulter. As part of this plan, during the first quarter of fiscal 1998, the Company sold $31.9 million of sale type lease receivables, net of allowances, for cash proceeds of $31.5 million. The sale was subject to certain recourse provisions and, as a result, the Company established a reserve for potential losses. The proceeds from the sale were used to reduce outstanding borrowing. The Company is continuing to evaluate opportunities to provide additional cash flow by monetizing other assets during 1998 and beyond. The Company intends to consummate several sale leaseback transactions with respect to some of its real estate assets. If these sales are consummated as expected, the Company believes that they will generate proceeds to the Company of approximately $200 million during the balance of 1998 and approximately $30 million in 1999, less any costs to complete the transactions. If completed, these sales are expected to marginally reduce operating income while decreasing nonoperating expenses, resulting in a slightly negative impact on the Company's pretax results.

Net cash used in operating activities for the first three months of 1998 was $70.6 million. Net cash provided by operating activities was $25.7 million for the comparable period in 1997. The primary reasons for this change were a $24.0 million decrease in net earnings, reduction of trade payables and the payment of $77.7 million in bonus, severance and related costs which were accrued as part of the purchase liability at December 31, 1997. This decrease was partially offset by proceeds of $31.5 million from the sale of sales type lease receivables. Net cash used in investing activities decreased to $9.2 million, from $12.5 million in the first quarter of 1997. Net cash provided by financing activities increased to $77.7 million, an increase of $86.1 million from the first quarter of 1997. This was primarily the result of additional borrowings, net of repayments. In March, the Company issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008. The net proceeds of this issuance were used to pay down existing debt balances and for operating purposes.

The ratio of debt-to-total capital at March 31, 1998 was 95.2% compared to 93.9% at December 31, 1997. The change is due mainly to a net increase in borrowings and the net loss reported for the first quarter. The ratio of current assets to current liabilities at March 31, 1998 of 1.2 is comparable to the 1.1 ratio at December 31, 1997. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the credit facility and its other sources of liquidity will be adequate to meet its anticipated requirements until the maturity of its credit facility in 2002. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. The Company's future operating performance and ability to service or refinance its existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

On March 12, 1998, the Company paid a quarterly cash dividend of $0.15 per share of common stock for a total of $4.3 million. On April 2, 1998, the Board of Directors declared a $0.15 per share dividend payable on June 4, 1998 to stockholders of record on May 15, 1998.


Business Climate

The general U.S. economic environment is showing signs of improvement in both the life science and diagnostic markets.

The Asia Pacific market, including Japan, continues to be affected by the prevailing economic conditions which are suppressing investment in the research and development market segments.

In general, the European diagnostics and life sciences markets continue to be unfavorably impacted by cost containment initiatives as part of governmental fiscal management policies. These policies are driven by the requirements for the impending European monetary union.


Forward Looking Statements

This 10-Q report contains forward-looking statements, including statements regarding, among other items, (i) the Company's business strategy; (ii) anticipated trends in the Company's business and its plans to consummate sale leaseback transactions; (iii) the Company's liquidity requirements and capital resources; (iv) anticipated synergies; and (v) future cost reductions. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. These risks and uncertainties include, but are not limited to, (i) the complexity and uncertainty regarding development of new high-technology products; (ii) the loss of market share through aggressive competition in the clinical diagnostics and life sciences markets; (iii) the Company's dependence on capital spending policies and government funding; (iv) the effect of potential health-care reforms; (v) fluctuations in foreign exchange rates and interest rates; (vi) reliance on patents and other intellectual property; (vii) difficulties, delays or failure in effectively integrating worldwide operations; and (viii) other factors that cannot be identified at this time.

Although the Company believes that it has the product offerings and resources required to achieve its objectives, actual results could differ materially from those anticipated by these forward-looking statements as there can be no assurance that events anticipated by these forward-looking statements will in fact transpire as anticipated.

                          PART II

                         OTHER INFORMATION


Item 1.   Legal Proceedings


          As previously reported, in January, 1996, Coulter, then unrelated to Beckman, notified Hematronix, a competitive reagent manufacturer, that Hematronix was selling certain reagents and controls that infringed upon certain of Coulter's patents. In response, in April, 1996, Hematronix filed a complaint against Coulter in the United States District Court for the Eastern District of California. The complaint sought a declaratory judgment to invalidate the patents. The complaint also included antitrust and related business tort claims directed at Coulter's business and leasing activities, and sought actual, treble, and punitive damages in an unspecified amount, as well as injunctive relief. Coulter answered the complaint by denying violations of the antitrust laws and business tort claims and counterclaimed that Hematronix willfully infringed the patents at issue. Trial was scheduled for October, 1998. In March, 1998, the matter was resolved and the lawsuit was dismissed without material adverse effect on the Company's earnings or financial position.

          As previously reported, in 1991, Forest City
          Properties Corporation and F.C. Irvine, Inc.
          (collectively "Forest City"), filed suit against Prudential Insurance Company in the California Superior Court for the County of Los Angeles alleging breach of contract and damages caused by pollution of property that Forest Cities had bought from Prudential.
          Although the Company was not a named defendant in the Forest City action, it was obligated to contribute to any resolution of that action pursuant to a 1990 settlement agreement with Prudential. The trial of the matter was conducted in 1995, resulting in a jury verdict in favor of Prudential. The Court granted Forest City's motion for a new trial, which Prudential appealed. Prior to the Court's consideration of the appeal, Prudential settled the lawsuit with Forest City and requested Beckman to pay a portion of the settlement pursuant to the 1990 settlement agreement. Beckman did not agree with Prudential's claims and negotiated a settlement for an amount not material to the Company's earnings or financial position.

Item 2.   Changes In Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders

          The annual meeting of the Stockholders of the Company (the "Annual Meeting") was held on April 2, 1998. Four members of the Board of Directors whose terms expired at the 1998 Annual Meeting were elected to new terms expiring at the 2001 Annual Meeting. The number of shares voting were as follows:

                                    Votes For      Votes Withheld
                                    ---------      --------------
               Carolyne K. Davis    24,551,355         422,951
               Dennis C. Fill       24,553,417         420,889
               Charles A. Haggerty  24,551,946         422,360
               William N. Kelley    24,553,500         420,806

          Francis P. Lucier, whose term expired at the 1999 Annual Meeting, has retired. Van B. Honeycutt has been elected by the Board to fill Mr. Lucier's position among the class of directors with terms expiring in 1999.

          The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are: Term expiring in 1999: Hugh K.
          Coble, John P. Wareham, and Betty Woods; Term expiring in 2000: Peter B. Dervan, Gavin S. Herbert, C.
          Roderick O'Neil, and Louis T. Rosso.

          A proposed amendment to the Company's Third
          Restated Certificate of Incorporation, which had been approved by the Board of Directors at its August 7, 1997 meeting, was presented to the Stockholders at the Annual Meeting. The amendment proposed to change the Corporation Name to Beckman Coulter, Inc. The number of shares voting on the proposed amendments were as follows:

                       For              Against        Abstain
                       ---              -------        -------
                    24,850,168          42,512          81,626

          A proposal to approve the Company's 1998 Incentive Compensation Plan (the "1998 Plan") also was presented to and approved by the Stockholders at the Annual Meeting. The proposed plan, which was adopted by the Board of Directors at its regular meeting on February 5, 1998, replaces a plan approved by the Stockholders in 1990 and last amended at the 1997 Annual Meeting. For the 1998 Plan, the Company requested an initial 2,000,000 shares reserved under the 1998 Plan as well as continuation of the formula used in the 1990 Plan for granting incentive stock options. The number of shares voting on the proposed amendments were as follows:

                       For           Against         Abstain
                       ---           -------         -------
                    15,149,601       6,863,344       134,614

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          a)     Exhibits

          3.     Fourth Restated Certificate of Incorporation dated
                 April 2, 1998

          10.1.  Amendment No. 1 dated April 3, 1998 to the
                 Credit Agreement by and among the Company, as borrower, the Initial Lenders and the Issuing Banks named therein, and Citicorp USA,Inc. as Agent dated October 31, 1997

          10.2. Amendment No. 1998-1, adopted and effective as of April 2, 1998 to the Company's 1998 Incentive Compensation Plan

          10.3.  1998 Annual Incentive Plan (AIP)

          11.    Statement re Computation of Per Share Earnings:
                 This information is set forth in Note 5, Net Earnings (Loss) Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

          15.    Independent Accountants' Review Report, April 17, 1998

          27. Summary Financial Information for the three month period ended March 31, 1998

          27.1 Restated Summary Financial Information for the three month period ending March 31, 1997

          27.2 Restated Summary Financial Information for the period ending December 31, 1996

          27.3 Restated Summary Financial Information for the period ending December 31, 1995

          b)     Reports on Form 8-K

          1. Item 5. Other Events. Summary of the Acquisition of Coulter Corporation and Related Financial Information, February 20, 1998

          2.     Item 5.  Other Events.  Beckman Coulter, Inc.
                 Restructures Acquisition Debt, February 26, 1998

                             Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BECKMAN COULTER, INC.
                          (Registrant)


Date:  May 13, 1998                         by WILLIAM H. MAY
                                               William H. May
                                               Vice President,General
                                               Counsel and Secretary


Date:  May 13, 1998                         by JAMES T. GLOVER
                                               James T. Glover
                                               Vice President and
                                               Controller

                           EXHIBIT INDEX
                   FORM 10-Q, THIRD QUARTER, 1997


Exhibit
Number         Description
-------        -----------

3.             Fourth Restated Certificate of Incorporation dated
               April 2, 1998

10.1.          Amendment No. 1 dated April 3, 1998 to the Credit
               Agreement by and among the Company, as borrower, the Initial lenders and the Issuing Banks named therein, and Citicorp USA, Inc. as Agent dated October 31, 1997

10.2. Amendment No. 1998-1, adopted and effective as of April 2, 1998 to the Company's 1998 Incentive Compensation Plan

10.3.          1998 Annual Incentive Plan (AIP)

11.            Statement re Computation of Per Share Earnings:
               This information is set forth in Note 5, Net Earnings (Loss) Per Share, of the Condensed Consolidated Financial
               Statements included in Part I herein.

15.            Independent Accountants' Review Report, April 17, 1998

27. Summary Financial Information for the three month period ended March 31, 1998

27.1. Restated Summary Financial Information for the three month period ending March 31, 1997

27.2. Restated Summary Financial Information for the period ending December 31, 1996

27.3. Restated Summary Financial Information for the period ending December 31, 1995