Form 10-K/A
period 1997-12-31
BECKMAN COULTER INC
filed 1998-07-02
CIK 840467

                                   FORM 10-K/A
                                (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                        Commission File Number 001-10109
                            BECKMAN COULTER, INC.


           4300 N. Harbor Boulevard, Fullerton, California 92834-3100
                  (714) 871-4848 (Principal Executive Offices)

                        State of Incorporation: Delaware
                 I.R.S. Employer Identification No.: 95-104-0600

Securities registered pursuant to Section 12(b) of the Act:
 Title of each class: Common Stock, $.10 par value
 Name of each exchange on which registered: New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by X mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by X mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 26, 1998: $1,190,023,639.

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

                            BECKMAN INSTRUMENTS, INC.
                                     PART I

Item 1. Business

Overview

        Beckman Coulter, Inc. (including its subsidiaries, the "Company") is a world leader in providing systems that simplify and automate laboratory processes. The Company designs, manufactures and services a broad range of laboratory systems consisting of instruments, reagents and related products that customers use to conduct basic scientific research, drug discovery research and diagnostic analysis of patient samples. Approximately two-thirds of the Company's 1997 sales were for clinical diagnostics applications, principally in hospital laboratories, while the remaining sales were for life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. The Company's diagnostic systems address over 75% of the hospital laboratory test volume, including virtually all routine laboratory tests. The Company believes that it is a worldwide market leader in its primary markets, with well-recognized systems and a reputation for high-quality, reliable service.

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

        On October 31, 1997, Beckman Instruments, Inc. (the predecessor to the Company, "Beckman") acquired Coulter Corporation ("Coulter") which became a wholly owned subsidiary of Beckman. The acquisition of Coulter was a further extension of the Company's strategy to solidify its position as a leading provider of laboratory systems, adding Coulter's leading market position in hematology and number two position in flow cytometry. Coulter is the world's leading manufacturer of IVD systems for blood cell analysis (hematology), with a market share in hematology approximately twice that of its next largest competitor.

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

Products

        Overview

        The Company offers a wide range of instrument systems and related products, including consumables, accessories, and support services, which can be grouped into categories by type of application:

           Clinical Diagnostics
           Life Sciences Research and Drug Discovery


                PRODUCT SALES AS A PERCENT OF TOTAL PRODUCT SALES
                           FOR CATEGORIES REPRESENTING
                          MORE THAN 10 PERCENT OF SALES

                                           1997        1996        1995
                                         --------    --------    --------
Clinical Diagnostics                           67          63          60

Life Sciences Research and Drug
  Discovery                                    33          37          40



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

                         High Volume Hematology Systems

        COULTER (R) GEN-S(TM) hematology system - The COULTER GEN-S system, introduced in 1996, is the Company's state-of-the-art automated hematology system that provides walkaway, whole blood analysis for CBCs, five-part white blood cell differential, red cell morphology and reticulocyte analysis with automated slide-making from a single blood aspiration.

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

        COULTER(R) A[superscript]c-T hematology instrument - The recently introduced COULTER A[superscript]c-T 8 hematology analyzer is the first in a series of very low cost automated hematology systems designed to address the low volume market. The COULTER A[superscript]c-T 8 is an eight parameter analyzer with an icon-driven user interface. The Company has also introduced the COULTER A[superscript]c-T 10, a platform extension that adds a two-part differential to the test menu.

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

Employee Relations

        As of December 31, 1997, the Company had approximately 7,600 employees located in the United States and approximately 3,500 in international operations. The Company believes its relations with its employees are good.

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


        During the remainder of 1998, the Company expects to consummate several sale leaseback transactions with respect to some of its real estate assets for cash proceeds of approximately $240 million. The Company also intends to consummate additional sale leaseback transactions in 1999 which the Company expects will generate proceeds of approximately $30 million. The Company believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

Item 3. Legal Proceedings

        In January 1996, Coulter, then unrelated to Beckman notified Hematronix, a competitive reagent manufacturer, that Hematronix was selling certain reagents and controls that infringed upon certain of Coulter's patents. In response, in April 1996, Hematronix filed a complaint against Coulter in the United States District Court of the Eastern District of California. The complaint sought a declaratory judgment to invalidate the patents. The complaint also included antitrust and related business tort claims directed at Coulter's business and leasing activities, and seeks actual, treble and punitive damages in an unspecified amount, as well as injunctive relief. Coulter answered the complaint by denying violations of the antitrust laws and business tort claims and counterclaimed that Hematronix willfully infringed the patents at issue. The trial was scheduled for October 1998. In March 1998, the matter was resolved and the lawsuit was dismissed without material adverse effect on the Company's earnings or financial position.

        Through its Hybritech acquisition the Company obtained a patent, referred to as the Tandem Patent, that generates significant royalty income. The Tandem Patent is involved in an interference action in the U.S. Patent and Trademark Office with a patent application owned by La Jolla Cancer Research Foundation (the "Foundation"). In May 1998, the Board of Patent Appeals and Interferences ruled in Hybritech's favor. The Foundation has sixty days to appeal this decision.

        As previously reported, in 1991 Forest City Properties Corporation and F.C. Irvine, Inc. (collectively, "Forest City"), filed suit against Prudential Insurance Company in the California Superior Court for the County of Los Angeles alleging breach of contract and damages caused by pollution of property that Forest Cities had brought from Prudential. Although the Company was not a named defendant in the Forest City action, it was obligated to contribute to any resolution of that action pursuant to a 1990 settlement agreement with Prudential. The trial of the matter was conducted in 1995, resulting in a jury verdict in favor of Prudential. The Court granted Forest City's motion for a new trial, which Prudential appealed. Prior to the Court's consideration of the appeal, Prudential settled the lawsuit with Forest City and requested Beckman to pay a portion of the settlement pursuant to the 1990 settlement agreement. Beckman did not agree with Prudential's claims and negotiated a settlement for an amount not material to the Company's earnings or financial position.

        As previously reported, since 1992 six toxic tort lawsuits(1) have been filed in Maricopa County Superior Court, Arizona by a number of residents of the Phoenix/Scottsdale area against the Company (relating to a former Company manufacturing site) and a number of other defendants, including Motorola, Inc., Siemens Corporation, the cities of Phoenix and Scottsdale, and others. In May 1998, the Company negotiated a settlement of these claims. A number of claims for property damages remain outstanding. The Company is indemnified by SmithKline Beecham p.l.c., the successor of its former controlling stockholder, for any costs incurred in these matters in excess of applicable insurance. SmithKline has agreed to pay all costs of defense and settlement amounts. Thus the outcome of these litigations, even if unfavorable to the Company, should have no material adverse effect on the Company's earnings or financial position.

        As previously reported, local authorities in Palermo (Sicily), Italy are investigating the activities of officials at a local government hospital and laboratory as well as representatives of the principal worldwide companies marketing diagnostic equipment in Italy, including the Company's Italian subsidiary. The inquiry focuses on past leasing practices for placement of diagnostic equipment which were common industrywide practices throughout Italy, but now are alleged to be improper. The Company believes the evidence in the case is weak and insufficient to support a criminal conviction against certain identified employees (the subsidiary is not a defendant). The Court has appointed economic experts to evaluate and present a comprehensive economic report on the leasing practices of the industry. Although it is very difficult to evaluate the political climate in Italy and the activities of the Italian public prosecutors, the Company does not expect this matter to have a material adverse effect on its earnings or financial position.

        In addition, the Company and its subsidiaries are involved in a number of lawsuits which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting

--------
        (1)Baker v. Motorola, Inc. et al (filed February 1992), Lofgren v. Motorola, Inc. et al (filed April 1993), Betancourt v. Motorola, Inc. et al (filed July 1993), Ford v. Motorola, Inc. et al (filed June 1994), Wilkins v. Motorola, Inc., et. al. (filed July 1995), and Dawson v. Motorola, Inc., et. al. (filed August 1997).

from any such lawsuits will have a material adverse effect on its earnings or financial position. However, no assurance can be given as to the ultimate outcome with respect to such lawsuits. The resolution of such lawsuits could be material to the Company's operating results for any particular period, depending upon the level of income for such period. See also "Environmental Matters" herein.

Item 6. Selected Financial Data

        Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "SELECTED FINANCIAL INFORMATION" of
Exhibit 13 to this Form 10-K/A.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "FINANCIAL REVIEW" of Exhibit 13 to this Form 10-K/A.

Item 8. Financial Statements and Supplementary Data

        Information with respect to the above-captioned Item is incorporated herein by reference to the CONSOLIDATED FINANCIAL STATEMENTS, including all the notes thereto, and the sections entitled "REPORT BY MANAGEMENT", "INDEPENDENT AUDITORS' REPORT" and "QUARTERLY INFORMATION (Unaudited)" of Exhibit 13 to this Form 10-K/A.

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

                2.1 Stock Purchase Agreement among Coulter Corporation, The Stockholders of Coulter Corporation and the Company, dated as of August 29, 1997 (incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K dated November 13, 1997, File No. 001-10109). [Note:
                        Confidential treatment has been obtained for portions of this document.]

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

                **4.10 Amendment 1997-3 to the Company's Savings and Investment Plan, adopted December 3, 1997, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

                **4.11 Amendment 1997-4 to the Company's Savings and Investment Plan, adopted December 17, 1997, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on September 1, 1992 and Amendment No. 1 thereto filed December 17, 1992, File No. 33-51506.

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

                **10.7 Benefit Equity Amended and Restated Trust Agreement between the Company and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997.

                *10.8 The Company's Executive Incentive Plan, adopted by the Company in 1996 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1996, File No. 001-10109).

                *10.9 Amendment No. 1 to the Company's Executive Incentive Plan, adopted in 1996 (incorporated by reference to Exhibit 10.9 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

                *10.10 The Company's Annual Incentive Plan for 1997, adopted by the Company in 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange

                        Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109.

                *10.11 The Company's Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1997, File No. 001-10109).

                *10.12 Amendment to the Company's Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed January 13, 1998, Registration No. 333-24851.

                *10.13 The Company's Incentive Compensation Plan, as amended by the Company's Board of Directors on October 26, 1988 and as amended and restated by the Company's Board of Directors on March 28, 1989 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1989, File No. 001-10109).

                *10.14 Amendment to the Company's Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form S-8 Registration statement, filed January 13, 1998, Registration No. 33-31573).

                *10.15 Restricted Stock Agreement and Election (Cycle Two - Economic Value Added Incentive Plan), adopted by the Company in 1995 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1995, File No. 001-10109).

                *10.16 Restricted Stock Agreement and Election (Cycle Three - Economic Value Added Incentive Plan), adopted by the Company in 1996 (incorporated by reference to Exhibit
                        10.15 of the Company's Annual

                        Report to the Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No. 001-10109).

                *10.17 Form of Restricted Stock Agreement, dated as of January 3, 1997, between the Company and certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).

                *10.18 Beckman Instruments, Inc. Supplemental Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to Exhibit 10.4 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1990, File No. 001-10109).

                *10.19 Amendment 1995-1 to the Company's Supplemental Pension Plan, adopted by the Company in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit
                        10.17 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

                *10.20 Amendment 1996-1 to the Company's Supplemental Pension Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

                *10.21 Stock Option Plan for Non-Employee Directors (Amended and Restated effective as of August 7, 1997), incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429.

                *10.22 Form of Change in Control Agreement, dated as of May 1, 1989, between the Company, certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.34 of the Company's Annual Report to the Securities and

                        Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).

                *10.23 Agreement Regarding Retirement Benefits of Arthur A. Torrellas, adopted December 1, 1993 and dated December 20, 1993, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit 10.24 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, File No. 001-10109).

                *10.24 Amendment to the December 1, 1993 Agreement Regarding Retirement Benefits of Arthur A. Torrellas, dated as of May 30, 1995, between the Company and Arthur A. Torrellas (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1995, File No. 001-10109).

              */**10.25 Second Amendment to the December 1, 1993 Agreement
                        Regarding Retirement Benefits of Arthur A. Torrellas, dated as of December 16, 1996, between the Company and Arthur A. Torrellas (incorporated by reference to
                        Exhibit 10.24 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

                *10.26 Third Amendment to the December 1, 1993 Agreement Regarding Retirement Benefits of Arthur A. Torrellas, dated as of July 18, 1997, between the Company and Arthur A. Torrellas (incorporated by reference to
                        Exhibit 10.26 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).

                *10.27 Agreement Regarding Retirement Benefits of Albert Ziegler, dated June 16, 1995, between the Company and Albert Ziegler (incorporated by reference to exhibit
                        10.22 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K/A for the fiscal year ended December 31, 1995, File No. 001-10109).

                *10.28 Agreement Regarding Retirement Benefits of Fidencio M. Mares, adopted and dated April 30, 1996, between the Company and Fidencio M. Mares (incorporated by reference to Exhibit 10.3 of the

                        Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

                10.29 Amendment 1997-1 to the Company's Employees' Stock Purchase Plan, adopted effective January 1, 1998 and dated October 20, 1997 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

                *10.30 The Company's Executive Deferred Compensation Plan, effective January 1, 1998, dated November 5, 1997 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

                *10.31 The Company's Executive Restoration Plan, effective January 1, 1998, dated November 5, 1997 (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

                *10.32 The Company's Amended and Restated Deferred Directors' Fee Program, amended as of June 5, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

                *10.33 Amendment 1997-2 to the Company's Supplemental Pension Plan, adopted as of October 31, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

                *10.34 Form of Restricted Stock Award Agreement between the Company and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

                *10.35 Form of Stock Option Grant for non-employee Directors (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

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

                *10.37 The Company's Option Gain Deferral Program, dated January 14, 1998 (incorporated by reference to Exhibit
                        4.2 of Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-24851).

             */**10.38  Form of Coulter's Special Incentive Plan and Sharing
                        Bonus Plan, assumed by the Company October 31, 1997.

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

                13.     WORDS ON NUMBERS

                **21.   Subsidiaries.

                23.     Consent of KPMG Peat Marwick LLP, June 9, 1998.

                24.     Power of Attorney (included herein on page 40).

                **27.   Financial Data Schedule.

-------------
** Previously Filed

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

                             Beckman Coulter, Inc.

                                    INDEX TO
                       FINANCIAL STATEMENTS AND SCHEDULES


The consolidated financial statements of the Company and the related report of KPMG Peat Marwick LLP, dated January 23, 1998 are incorporated by reference to the section entitled "WORDS ON NUMBERS" filed as Exhibit 13 to this Form 10-K/A.

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

                                          BECKMAN COULTER, INC.

Date:  July 2, 1998                       By LOUIS T. ROSSO
                                             Louis T. Rosso
                                             Chairman of the Board and
                                             Chief Executive Officer


                               POWER OF ATTORNEY

        Each person whose signature appears below appoints Louis T. Rosso, John
P. Wareham, Dennis K. Wilson, William H. May, Paul Glyer and James T. Glover, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K/A, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes, may lawfully do or cause to be done by virtue hereof.

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


  Signature                                         Title                                        Date
  ---------                                         -----                                        ----
                                                    Chairman of the Board
                                                    and Chief Executive
                                                    Officer (Principal
LOUIS T. ROSSO                                      Executive Officer)
Louis T. Rosso                                                                                 July 2, 1998

                                                    President,
                                                    Chief Operating Officer
JOHN P. WAREHAM                                     and Director
John P. Wareham                                                                                July 2, 1998

                                                    Vice President, Finance
                                                    and Chief Financial Officer
D. K. WILSON                                       (Principal Financial Officer)
Dennis K. Wilson                                                                               July 2, 1998

                                                    Vice President and
                                                    Controller (Principal
JAMES T. GLOVER                                     Accounting Officer)
James T. Glover                                                                                July 2, 1998


HUGH K. COBLE                                       Director                                   July 2, 1998

  Signature                                         Title                                        Date
  ---------                                         -----                                        ----
Hugh K. Coble


CAROLYNE K. DAVIS                                   Director                                   July 2, 1998
Carolyne K. Davis, Ph.D.

  Signature                                         Title                                        Date
  ---------                                         -----                                        ----

PETER B. DERVAN                                     Director                                   July 2, 1998
Peter B. Dervan, Ph.D.


DENNIS C. FILL                                      Director                                   July 2, 1998
Dennis C. Fill


CHARLES A. HAGGERTY                                 Director                                   July 2, 1998
Charles A. Haggerty


GAVIN HERBERT                                       Director                                   July 2, 1998
Gavin S. Herbert


VAN B. HONEYCUTT                                    Director                                   July 2, 1998
Van B. Honeycutt


WILLIAM N. KELLEY                                   Director                                   July 2, 1998
William N. Kelley, M.D.


C. RODERICK O'NEIL                                  Director                                   July 2, 1998
C. Roderick O'Neil


BETTY WOODS                                         Director                                   July 2, 1998
Betty Woods

                                INDEX TO EXHIBITS


Exhibit
Number                                       Exhibit
-------                                      -------
13.                 WORDS ON NUMBERS

21.                 Subsidiaries

23.                 Consent of KPMG Peat Marwick LLP.