Form 10-Q/A
period 1998-03-31
BECKMAN COULTER INC
filed 1998-07-02
CIK 840467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A
                               (Amendment No. 1)

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934

             For the transition period from __________ to __________.

                        Commission File Number 001-10109


                              BECKMAN COULTER, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                 95-104-0600
  (State of Incorporation)                     (I.R.S. Employer
                                                Identification No.)


      4300 N. Harbor Boulevard, Fullerton, California   92834-3100
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

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements                               Page
          Condensed Consolidated Statements of Operations     2
          for the three month periods ended March 31,
          1998 and March 31, 1997

          Condensed Consolidated Balance Sheets as of         3
          March 31, 1998 and March 31, 1997

          Condensed Consolidated Statements of Cash Flows     4
          for the three month periods ended March 31,
          1998 and March 31, 1997

          Notes to Condensed Consolidated Financial           5
          Statements

Item 2.   Management's Discussion and Analysis               10
          of Financial Condition and Results of
          Operations


                              BECKMAN COULTER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in Millions, Except Amounts Per Share)
                                    Unaudited



                                                                    Three Months Ended
                                                                          March 31,
                                                                  1998                 1997
                                                               ----------           ----------
Sales                                                          $    399.4           $    231.9
Operating costs and expenses:
 Cost of sales                                                      229.8                109.6
 Marketing, general and administrative                              119.7                 74.8
 Research and development                                            41.6                 24.0
                                                               ----------           ----------
                                                                    391.1                208.4
                                                               ----------           ----------

Operating income                                                      8.3                 23.5

Nonoperating (income) expense:
 Interest income                                                     (3.2)                (1.9)
 Interest expense                                                    26.2                  2.8
 Other, net                                                          (2.3)                 0.3
                                                               ----------           ----------
                                                                     20.7                  1.2
                                                               ----------           ----------

(Loss) earnings before income taxes                                 (12.4)                22.3
Income tax (benefit)expense                                          (4.0)                 6.7
                                                               ----------           ----------

Net (loss) earnings                                            $     (8.4)          $     15.6
                                                               ==========           ==========

Weighted average number of shares outstanding
 -(in thousands)                                                   27,704               27,908

Basic (loss) earnings per share                                $    (0.30)          $     0.56

Weighted average number of shares and dilutive shares
outstanding - (in thousands)                                       27,704               28,861

Diluted (loss) earnings per share                              $    (0.30)          $     0.54

Dividends declared per share                                   $     0.15           $     0.15



See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts in Millions, Except Amounts Per Share)
                                    Unaudited


                                                              March 31,        December 31,
                                                                1998               1997
                                                              --------           --------
Assets

Current assets:
  Cash and equivalents                                        $   31.2           $   33.5
  Trade receivables and other                                    495.8              524.6
  Inventories                                                    339.8              332.3
  Deferred income taxes                                           54.1               53.0
  Other current assets                                            35.2               33.3
                                                              --------           --------

    Total current assets                                         956.1              976.7

Property, plant and equipment, net                               389.2              410.9
Intangibles, less accumulated amortization of $14.9
  in 1998 and $10.6 in 1997                                      439.8              444.9
Goodwill, less accumulated amortization of $9.3
  in 1998 and $6.0 in 1997                                       400.5              402.8
Other assets                                                      89.7               95.7
                                                              --------           --------

    Total assets                                              $2,275.3           $2,331.0
                                                              ========           ========

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities of
   long-term debt                                             $   83.0           $   68.9
  Accounts payable, accrued expenses and
   other liabilities                                             637.6              756.4
  Income taxes                                                    62.4               69.6
                                                              --------           --------

    Total current liabilities                                    783.0              894.9

Long-term debt, less current maturities                        1,248.7            1,181.3
Other liabilities                                                175.8              173.0
                                                              --------           --------

    Total liabilities                                          2,207.5            2,249.2

Stockholders' equity
  Preferred stock, $0.10 par value; authorized
   10.0 shares; none issued                                         --                 --
  Common stock, $0.10 par value; authorized
   75.0 shares; shares issued 29.1 at 1998 and 1997;
   Shares outstanding 27.8 at 1998 and 27.6 at 1997                2.9                2.9
  Additional paid-in capital                                     126.9              126.6
  Retained earnings                                                6.3               19.0
  Accumulated other comprehensive loss                           (19.6)             (13.8)
  Treasury stock, at cost                                        (48.7)             (52.9)
                                                              --------           --------
    Total stockholders' equity                                    67.8               81.8
                                                              --------           --------

    Total liabilities and stockholders' equity                $2,275.3           $2,331.0
                                                              ========           ========


See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)
                                    Unaudited


                                                                  Three Months Ended
                                                                        March 31,
                                                                 1998              1997
                                                               -------           -------
Cash Flows from Operating Activities
  Net (loss) earnings                                          $  (8.4)          $  15.6
  Adjustments to reconcile net (loss) earnings to net
  cash (used) provided by operating activities:
   Depreciation and amortization                                  29.3              21.4
   Net deferred income taxes                                      (0.7)             (0.4)
   Proceeds from sale of sales type lease receivables             31.5                --
   Changes in assets and liabilities:
    Trade receivables and other                                   18.1              19.1
    Inventories                                                   (5.9)            (11.0)
    Accounts payable and accrued expenses                       (102.4)            (22.1)
    Restructuring reserve                                         (2.9)             (0.5)
    Accrued income taxes                                          (7.2)             15.1
    Other                                                        (22.0)            (11.5)
                                                               -------           -------
     Net cash (used) provided by operating activities            (70.6)             25.7
                                                               -------           -------

Cash Flows from Investing Activities
  Additions to property, plant and equipment                     (18.3)            (19.4)
  Net disposals of property, plant and equipment                  (0.6)              3.5
  Sales of short-term investments                                   --               3.9
  Sales (purchases) of long-term investments                       9.7              (0.5)
                                                               -------           -------
     Net cash used by investing activities                        (9.2)            (12.5)
                                                               -------           -------

Cash Flows from Financing Activities
  Dividends to stockholders                                       (4.3)             (4.2)
  Proceeds from issuance of stock                                  3.8               3.7
  Purchase of treasury stock                                        --             (12.4)
  Notes payable borrowings, net                                    8.6               4.4
  Long-term debt borrowings                                      447.2               0.1
  Long-term debt reductions                                     (377.6)               --
                                                               -------           -------
     Net cash provided (used) by financing activities             77.7              (8.4)
                                                               -------           -------

Effect of exchange rates on cash and equivalents                  (0.2)              0.3
                                                               -------           -------
(Decrease) increase in cash and equivalents                       (2.3)              5.1

Cash and equivalents -- beginning of period                       33.5              34.6
                                                               -------           -------

Cash and equivalents -- end of period                          $  31.2           $  39.7
                                                               =======           =======

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
      Interest                                                 $  27.3           $  10.9
      Income taxes                                             $  11.1           $   3.8
Noncash investing and financing activities:
  Purchase of equipment under capital
    lease obligation                                           $   2.4           $   2.5

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


4  Comprehensive Income (Loss)
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), in the first quarter 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss) and foreign currency translation adjustments. As such, Accumulated Other Comprehensive Income (Loss) in the Condensed Consolidated Balance Sheets represents only cumulative foreign currency translation adjustments. Comprehensive loss was $14.2 million for the three months ended March 31, 1998 and comprehensive income was $4.7 million for the three months ended March 31, 1997. The adoption of SFAS 130 required additional disclosure but did not have a material effect on the Company's financial position or results of operations.

5  Net Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Earnings Per Share for the three months ended March 31, 1997, have been restated in accordance with SFAS 128. The following table summarizes the computation of EPS (in millions, except amounts per share):

                                                                    Three Months Ended March 31,
                                                          1998                                         1997
                                           Net                        Per Share         Net                       Per Share
                                           Loss          Shares         Amount        Earnings        Shares       Amount
Basic EPS
   Net (loss) earnings                    $(8.4)          27.7         $(0.30)         $15.6           27.9         $0.56

   Effect of dilutive stock
     Options                                 --             --            --              --            1.0         (0.02)
                                          -----          -----         -----           -----          -----         -----

Diluted EPS
   Net (loss) earnings                    $(8.4)          27.7         $(0.30)         $15.6           28.9         $0.54
                                          =====          =====         ======          =====          =====         =====


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


7  Inventories
Inventories are comprised of the following (in millions):

                                                       March 31,        December 31,
                                                         1998              1997
                                                        ------            ------
Finished products                                       $216.4            $206.5
Raw materials, parts and assemblies                      100.6              99.1
Work in-process                                           22.8              26.7
                                                        ------            ------
                                                        $339.8            $332.3
                                                        ======            ======

8. Provision for Restructuring Operations
The Company recorded a restructuring charge of $59.4 million, $36.4 million after taxes, in the fourth quarter of 1997. This provision is for severance related costs and facility consolidation. The following table details the activity within the accrued liability in the first quarter of 1998 (in millions):


                                                               Facility
                                                            consolidation and
                                                             asset related
                                                Personnel      write-offs       Total
                                                ---------   -----------------   -----
BALANCE AT DECEMBER 31, 1997
Consolidation of sales, general
  administrative and technical functions          $26.5          $13.2          $39.7
Changes in manufacturing operations                 3.0            3.9            6.9
                                                  -----          -----          -----
Total Accrued Liability                            29.5           17.1           46.6

First Quarter 1998 Activity
Consolidation of sales, general
  administrative and technical functions            0.4            2.5            2.9
Changes in manufacturing operations                  --             --             --
                                                  -----          -----          -----
Total First Quarter Activity                        0.4            2.5            2.9

BALANCE AT MARCH 31, 1998
Consolidation of sales, general
  administrative and technical functions           26.1           10.7           36.8
Changes in manufacturing operations                 3.0            3.9            6.9
                                                  -----          -----          -----
Total Accrued Liability                           $29.1          $14.6          $43.7
                                                  =====          =====          =====

9. Long-term debt
In March, the Company issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008 (the "Offering"). The net proceeds of $394.3 million were used to pay down existing debt balances and for operating purposes.


In connection with the Offering, certain of the Company's subsidiaries (the "Guarantor Subsidiaries") jointly, fully, severally, and unconditionally guaranteed such notes. Supplemental condensed financial information of the Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, each on a combined basis is presented below. This financial information is prepared using the equity method of accounting for the Company's investments in subsidiaries and the Guarantor Subsidiaries' investments in Non-Guarantor Subsidiaries. This supplemental financial information should be read in conjunction with the Consolidated Financial Statements.


                                                                               Non-
                                                        Guarantor           Guarantor
                                        Parent         Subsidiaries       Subsidiaries    Eliminations      Consolidated
Condensed Consolidating
Balance Sheet March 31, 1998
Assets:
  Cash and equivalents                 $   16.1          $    9.0          $    6.1        $     --           $   31.2
  Trade receivables and other             124.3              98.6             272.9              --              495.8
  Inventories                             130.0              97.3             129.1           (16.6)             339.8

  Other current assets                    177.1             139.4              67.6          (294.8)              89.3
                                       --------          --------          --------       ---------           --------
    Total current assets                  447.5             344.3             475.7          (311.4)             956.1

  Property, plant and
   equipment, net                         130.1             111.7             147.4              --              389.2
  Intangibles, net                         26.2             397.5              16.1              --              439.8
  Goodwill, net                             5.1             395.3               0.1              --              400.5
  Other long-term assets                1,175.1             226.0             207.8        (1,519.2)              89.7
                                       --------          --------          --------       ---------           --------
    Total assets                       $1,784.0          $1,474.8          $  847.1       $(1,830.6)          $2,275.3
                                       ========          ========          ========       =========           ========

Liabilities:
  Notes payable and current
   maturities of
   long-term debt                      $    5.6          $    3.5          $   73.9        $     --           $   83.0
  Accounts payable and
   accrued expenses                       191.1             332.9             113.6              --              637.6
  Other current liabilities               114.2               0.8              66.5          (119.1)              62.4
                                       --------          --------          --------       ---------           --------
    Total current liabilities             310.9             337.2             254.0          (119.1)             783.0
  Long-term debt, less
   current maturities                   1,188.0               7.2              53.5              --            1,248.7
  Other long-term liabilities             217.3             401.4             163.9          (606.8)             175.8
                                       --------          --------          --------       ---------           --------
    Total liabilities                   1,716.2             745.8             471.4          (725.9)           2,207.5
Stockholders' equity                       67.8             729.0             375.7        (1,104.7)              67.8
                                       --------          --------          --------       ---------           --------

    Total liabilities and
     stockholders' equity              $1,784.0          $1,474.8          $  847.1        $(1,830.6)         $2,275.3
                                       ========          ========          ========       =========           ========

                                                                             Non-
                                                        Guarantor        Guarantor
                                         Parent       Subsidiaries      Subsidiaries     Eliminations    Consolidated
Condensed Consolidating
Statement of Operations
Quarter ended March 31, 1998

Sales                                  $  189.8         $  141.1         $  155.8         $ (87.3)        $  399.4
Operating costs and expenses
  Cost of sales                           120.9             88.4            107.8           (87.3)           229.8
  Marketing, general and
   administrative                          42.2             34.0             43.5              --            119.7
  Research and development                 23.3             17.1              1.2              --             41.6
  Restructuring charge                     (0.6)            --                0.6              --               --
                                       --------         --------         --------       ---------         --------
Operating income                            4.0              1.6              2.7              --              8.3
Nonoperating expense (income)              20.6             (8.1)             8.2              --             20.7
                                       --------         --------         --------       ---------         --------
(Loss) earnings before
  income taxes                            (16.6)             9.7             (5.5)             --            (12.4)
Income taxes                               (5.1)             1.0              2.4            (2.3)            (4.0)
                                       --------         --------         --------       ---------         --------
Net (loss) earnings                    $  (11.5)        $    8.7         $   (7.9)        $   2.3         $   (8.4)
                                       ========         ========         ========       =========         ========

                                                                        Non-
                                                      Guarantor      Guarantor
                                        Parent      Subsidiaries    Subsidiaries     Consolidated
Condensed Consolidating
Statement of Cash Flow
Quarter ended March 31, 1998

Net cash provided (used) by
 operating activities                  $ (38.8)        $ (0.1)        $ (31.7)        $ (70.6)
Cash flows from investing
 activities
 Additions to property, plant
  and equipment                           (5.5)          (4.4)           (8.4)          (18.3)

 Net disposals of property,
  plant and equipment                      2.7            0.7            (4.0)           (0.6)
 Proceeds from sales-
  leaseback transactions                    --            7.6            (7.6)             --
 Investments and acquisitions              9.7           (0.4)            0.4             9.7
                                       -------         ------         -------         -------
Net cash (used) provided by
 investing activities                      6.9            3.5           (19.6)           (9.2)
Cash flows from financing
 activities
  Dividends to stockholders               (4.3)            --              --            (4.3)
  Proceeds from issuance
   of stock                                3.8             --              --             3.8
  Notes payable borrowings
   (reductions)                           (2.0)            --            10.6             8.6
  Long-term debt borrowings
   (reductions)                           66.0           (0.9)            4.5            69.6
                                       -------         ------         -------         -------
Net cash provided (used) by
  financing activities                    63.5           (0.9)           15.1            77.7
Effect of exchange rates on
  cash and equivalents                    (0.4)          (0.8)            1.0            (0.2)
(Decrease) increase in cash
  and equivalents                         31.2            1.7           (35.2)           (2.3)
Cash and equivalents -
  beginning of year                       13.9            7.3            12.3            33.5
                                       -------         ------         -------         -------
Cash and equivalents -
  end of year                          $  45.1         $  9.0         $ (22.9)        $  31.2
                                       =======         ======         =======         =======


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Beckman Coulter, Inc. (formerly known as Beckman Instruments, Inc. and hereafter referred to as "the Company") is a world leader in providing systems that simplify and automate laboratory processes. The Company designs, manufactures and services a broad range of laboratory systems consisting of instruments, reagents and related products that customers use to conduct basic scientific research, drug discovery research and diagnostic analysis of patient samples. On October 31, 1997, the Company acquired Coulter Corporation ("Coulter"). The acquisition of Coulter represented a significant milestone in accomplishing the Company's strategy to solidify its position as a leading provider of laboratory systems, adding Coulter's leading market position in hematology and number two position in flow cytometry.

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

As discussed in the 10-K MD&A, the Company is in the process of executing a plan to reduce its debt and provide additional funds for the integration of Coulter. As part of this plan, during the first quarter of fiscal 1998, the Company sold $31.9 million of sale type lease receivables, net of allowances, for cash proceeds of $31.5 million. The sale was subject to certain recourse provisions and, as a result, the Company established a reserve for potential losses. The proceeds from the sale were used to pay down outstanding borrowing. During the remainder of 1998, the Company expects to consummate several sale leaseback transactions with respect to some of its real estate assets for cash proceeds of approximately $240 million. The Company also intends to consummate additional sale leaseback transactions in 1999 which the Company expects will generate proceeds of approximately $30 million.

These sales are expected to marginally reduce operating income while decreasing nonoperating expenses, resulting in a slightly negative impact on the Company's pretax results.

Net cash used in operating activities for the first three months of 1998 increased $96.3 million from the comparable period in 1997 to $70.6 million. The primary reasons for this change were a $24.0 million decrease in net earnings, reduction of trade payables and the payment of $77.7 million in bonus, severance and related costs which were accrued as part of the purchase liability at December 31, 1997. This decrease was partially offset by proceeds of $31.5 million from the sale of sales type lease receivables. Net cash used in investing activities decreased to $9.2 million, from $12.5 million in the first quarter of 1997. Net cash provided by financing activities increased to $77.7 million, an increase of $86.1 million from the first quarter of 1997. This was primarily the result of additional borrowings, net of repayments. In March, the Company issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008. The net proceeds of this issuance were used to pay down existing debt balances and for operating purposes.

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

On April 2, 1998, the Company paid a quarterly cash dividend of $0.15 per share of common stock for a total of $4.3 million. On April 6, 1998, the Board of Directors declared a $0.15 per share dividend payable on June 4, 1998 to stockholders of record on May 15, 1998.

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

                    BECKMAN COULTER, INC.
                          (Registrant)


Date:  June 30, 1998                        by WILLIAM H. MAY
                                               William H. May
                                               Vice President,General
                                               Counsel and Secretary


Date:  June 30, 1998                        by JAMES T. GLOVER
                                               James T. Glover
                                               Vice President and
                                               Controller