Form 10-Q
period 1998-06-30
BECKMAN COULTER INC
filed 1998-07-24
CIK 840467

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

(Mark One)
(X)Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended June 30, 1998

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


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Outstanding shares of common stock, $0.10 par value, as of July 20, 1998: 28,539,871 shares.

                             PART I

                      FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Earnings for the three and six month periods ended June 30, 1998 and 1997

          Condensed Consolidated Balance Sheets
          as of June 30, 1998 and December 31, 1997

          Condensed Consolidated Statements of
          Cash Flows for the six month periods
          ended June 30, 1998 and 1997

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security-Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                      BECKMAN COULTER, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
         (Amounts in Millions, Except Amounts Per Share)
                            Unaudited

                                   Three Months Ended    Six Months Ended
                                         June 30,            June 30,
                                    1998       1997       1998       1997
                                    ----       ----       ----       ----

Sales                              $434.7     $270.6     $834.1     $502.5

Operating costs and expenses:
  Cost of sales                     236.5      130.7      466.3      240.3
  Marketing, general and            123.6      79.7       243.3      154.5
   administrative
  Research and development           42.2      28.6        83.8       52.6
                                    -----     -----       -----      -----
                                    402.3     239.0       793.4      447.4
                                    -----     -----       -----      -----
Operating income                     32.4      31.6        40.7       55.1

Nonoperating expense:
  Interest income                   (4.0)      (0.3)       (7.1)      (2.2)
  Interest expense                  22.9        4.3        49.1        7.1
  Other, net                        (0.5)      (2.1)       (2.9)      (1.8)
                                   -----      -----       -----      -----
                                    18.4        1.9        39.1        3.1
                                   -----      -----       -----      -----
Earnings before income taxes        14.0       29.7        1.6        52.0
Income taxes                         4.5        8.9        0.5        15.6
                                   -----      -----       -----      -----
Net earnings                      $  9.5     $ 20.8     $  1.1      $ 36.4
                                   =====      =====       =====      =====
Basic earnings per share          $ 0.34     $ 0.75     $  0.04     $ 1.31

Weighted average number of shares
 outstanding - (in thousands)     27,892      27,600     27,801     27,751

Diluted earnings per share        $ 0.32     $  0.72    $  0.04     $ 1.26

Weighted average number of shares
 and dilutive shares outstanding
 - (in thousands)                 29,395      28,698     29,126     28,788

Dividends per share               $ 0.15     $  0.15    $  0.30     $ 0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

                      BECKMAN COULTER, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts in Millions, Except Amounts per Share)
                            Unaudited

                                             June 30,  December 31,
                                               1998         1997
                                               ----         ----
Assets

Current assets:
  Cash and equivalents                     $   31.0    $   33.5
  Trade receivables and other                 483.3       524.6
  Inventories                                 330.9       332.3
  Deferred income taxes                        53.7        53.0
  Other current assets                         32.2        33.3
                                           --------    --------
    Total current assets                      931.1       976.7

Property, plant and equipment, net            305.0       410.9
Intangibles, less accumulated amortization
 of $16.2 in 1998 and $10.6 in 1997           439.8       444.9
Goodwill, less accumulated amortization of
 $13.2 in 1998 and $6.0 in 1997               402.0       402.8
Other assets                                   88.2        95.7
                                           --------    --------
    Total assets                           $2,166.1    $2,331.0
                                           ========    ========
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities of
   long-term debt                          $   78.3    $   68.9
  Accounts payable, accrued expenses and
   other liabilities                          577.5       756.4
  Income taxes                                 60.7        69.6
                                           --------    --------
    Total current liabilities                 716.5       894.9

Long-term debt, less current maturities     1,052.7     1,181.3
Other liabilities                             322.5       173.0
                                           --------    --------
    Total liabilities                       2,091.7     2,249.2

Stockholders' equity
  Preferred stock, $0.10 par value;
   authorized 10.0 shares; none issued         -            -
  Common stock, $0.10 par value; authorized
   75.0 shares; shares issued 29.1 at 1998
   and 1997; shares outstanding 28.0 at
   1998 and 27.6 at 1997                        2.9         2.9
  Additional paid-in capital                  127.0       126.6
  Retained earnings                            11.7        19.0
  Accumulated other comprehensive loss        (21.7)      (13.8)
  Treasury stock, at cost                     (45.5)      (52.9)
                                           --------    --------
                                              (45.5)      (52.9)
    Total stockholders' equity                 74.4        81.8
                                           --------    --------
    Total liabilities and stockholders'
     equity                                $2,166.1    $2,331.0
                                           ========    ========

See accompanying Notes to Condensed Consolidated Financial
Statements.

                      BECKMAN COULTER, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in Millions)
                            Unaudited

[CAPTION]

                                                   Six Months Ended
                                                        June 30,
                                                  1998            1997

Cash Flows from Operating Activities
  Net earnings                                  $  1.1          $ 36.4
  Adjustments to reconcile net earnings to
   net cash (used) provided by operating
   activities:
   Depreciation and amortization                  68.1            45.7
   Net deferred income taxes                      (5.8)           (1.0)
   Proceeds from sale of sales type
    lease receivables                             36.8              -
   Changes in assets and liabilities:
    Trade receivables and other                   25.3           (18.8)
    Inventories                                   (5.2)           (4.0)
    Accounts payable and accrued expenses       (171.5)          (21.2)
    Restructuring reserve                         (5.0)           (0.8)
    Accrued income taxes                          (8.8)           16.2
    Other                                        (27.2)          (27.6)
                                                ------          ------
     Net cash (used) provided by operating
      activities                                 (92.2)           24.9
                                                ------          ------
Cash Flows from Investing Activities
  Additions to property, plant and equipment     (82.6)          (42.6)
  Net disposals of property, plant and
   equipment                                      44.0             6.8
  Investments and acquisitions                     3.6           (27.1)
  Proceeds from sale-leaseback of real estate    242.8              -
                                                ------          ------
     Net cash provided (used) by investing
      activities                                 207.8           (62.9)
                                                ------          ------
Cash Flows from Financing Activities
  Dividends to stockholders                       (8.3)           (8.4)
  Proceeds from issuance of stock                  7.5            11.6
  Purchase of treasury stock                        -            (40.6)
  Notes payable (reductions) borrowings           (0.6)            5.2
  Long-term debt borrowings                      553.2            52.5
  Long-term debt reductions                     (670.8)            -
                                                ------          ------
     Net cash (used) provided by financing
      activities                                (119.0)           20.3
                                                ------          ------
Effect of exchange rates on cash and
 equivalents                                       0.9             0.4
                                                ------          ------
Decrease in cash and equivalents                  (2.5)          (17.3)

Cash and equivalents - beginning of period        33.5            34.6

Cash and equivalents - end of period            $ 31.0          $ 17.3
                                                ======          ======
Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
     Interest                                   $  50.7         $  6.0
     Income Taxes                               $   9.4         $ 12.1
Noncash investing and financing activities:
  Purchase of equipment under capital lease
   obligation                                   $   4.0         $  4.3

   See accompanying Notes to Condensed Consolidated Financial Statements.

                      BECKMAN COULTER, INC.
      Notes To Condensed Consolidated Financial Statements
                          June 30, 1998

                            Unaudited


1     Report by Management
In the opinion of Beckman Coulter, Inc. (formerly known as Beckman Instruments, Inc. and hereafter referred to as "the Company"), the accompanying Unaudited Condensed Consolidated Financial Statements reflect all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results for the periods. The statements are prepared in accordance with the requirements of Form 10-
Q. They do not include all disclosures required by generally accepted accounting principles or those made in the Annual Report of Beckman Instruments, Inc. on Form 10-K/A for 1997 which is on file with the Securities and Exchange Commission.

The results of operations for the period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.


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


3     Acquisition
On October 31, 1997, the Company acquired all of the outstanding capital stock of Coulter Corporation ("Coulter") for $850.2 million, net of Coulter's cash on hand of $24.8 million at the date of acquisition. Coulter is the leading manufacturer of in-vitro diagnostic systems for blood cell analysis. Details of the transaction and the accounting effects were disclosed in the Company's annual report for the year ended December 31, 1997.

The first half 1998 results include only January through May
Coulter sales outside the United States as reporting of Coulter international sales has been lagged by one month to be consistent with the rest of the Company.


4     Comprehensive Income (Loss)
The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), in the first quarter 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss) and foreign currency translation adjustments. As such, Accumulated Other Comprehensive (Loss) in the Condensed Consolidated Balance Sheets represents only cumulative foreign currency translation adjustments. Comprehensive (loss) income was ($6.8) million and $24.8 million for the six months ended June 30, 1998 and 1997, respectively. The adoption of SFAS 130 required additional disclosure but did not have a material effect on the Company's financial position or results of operations.


5     Net Earnings Per Share
The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required in Accounting Principles Board (APB) Opinion No. 15, "Earnings Per Share," by replacing primary and fully diluted EPS with basic and diluted EPS. Earnings Per Share for the three months and six months ended June 30, 1997, have been restated in accordance with SFAS 128. The following table summarizes the computation of EPS (in millions, except amounts per share):

                               Six Months Ended June 30,

                                     1998                    1997
                        _______________________________________________________
                                        Per                        Per
                        Net             Share    Net               Share
                      Earnings  Shares  Amount   Earnings  Shares  Amount
                      --------  ------  ------   --------  ------  ------

Basic EPS
 Net Earnings         $  1.1    27.8    $ 0.04   $ 36.4    27.8    $  1.31

 Effect of dilutive
  stock options           -      1.3        -        -      1.0      (0.05)
                      ------    ----    -------  ------    ----    -------
Diluted EPS
  Net Earnings        $  1.1    29.1    $ 0.04   $ 36.4    28.8    $  1.26
                      ======    ====    ======   ======    ====    =======


6    Sale-leaseback of Real Estate
On June 25, 1998, the Company completed a sale and leaseback of four of its properties; Brea, California; Palo Alto, California;
Chaska, Minnesota; and Miami, Florida. The Miami, Florida property was formerly owned by Coulter. The Palo Alto property is owned by Stanford University and was leased to the Company under a long-term ground lease. The Company sold its interest in the ground lease to the buyers. The aggregate proceeds for the four properties, which were paid in cash at closing, totaled approximately $243.0 million before closing costs and transaction expenses. In connection with this transaction, the Company recorded a deferred gain of approximately $140.0 million, which is included in "Other liabilities." The principal use of the proceeds was to reduce debt incurred in financing the acquisition of Coulter. The purchasers of the properties are not affiliated with the Company.

Concurrently with the sale of the properties, the Company entered into long-term ground leases for the three properties it sold and Coulter entered into a long-term ground lease for the property it sold. The operations conducted at each of the properties consist of administrative, research and development, and manufacturing activities. The Company expects to continue conducting these activities at the properties in substantially the same form as prior to the sale. The initial term of each of the leases is twenty years, with options to renew for up to an additional thirty years. Annual rentals are approximately $21.5 million.
The Company entered into currency swap agreements which provide for the rents to be paid in Japanese Yen. Coulter's rental payments are guaranteed by the Company. The Company expects to pay the rents as they come due out of cash generated by operations. In accordance with sale-leaseback accounting, the gain on the sale of the properties has been deferred and will be amortized over the initial lease term as adjustments to rental expense.


7      Inventories
Inventories are comprised of the following (in millions):

                                 June 30,     December 31,
                                   1998           1997
                                   ----           ----

Finished products               $ 187.3        $ 206.5
Raw materials, parts and
 assemblies                       117.8           99.1
Work in process                    25.8           26.7
                                -------        -------
                                $ 330.9        $ 332.3
                                =======        =======


8    Provision for Restructuring Operations
The Company recorded a restructuring charge of $59.4 million in the fourth quarter of 1997. This provision is for severance related costs and facility consolidation. The following table details the activity within the provision for the six months ended June 30,1998 (in millions):


                                               Facility
                                             Consolidation
                                                  and
                                             asset related
                                 Personnel     write-offs     Total
                                 ---------   -------------    -----

Balance at December 31, 1997
Consolidation of sales, general
  administrative and technical
   functions                       $26.5        $13.2          $39.7
Changes in manufacturing
 operations                          3.0          3.9            6.9
                                   -----        -----          -----
Remaining Provision                 29.5         17.1           46.6

1998 Activity through second
 Quarter
Consolidation of sales, general
  administrative and technical
  functions                          5.5          6.8           12.3
Changes in manufacturing
 operations                           -            -              -
                                   -----        -----          -----
Total 1998 Activity through
  Second Quarter                     5.5          6.8           12.3

Balance at June 30, 1998
Consolidation of sales, general
  administrative and technical
  functions                         21.0          6.4           27.4
Changes in manufacturing
 operations                          3.0          3.9            6.9
                                   -----        -----          -----
Balance at June 30, 1998           $24.0        $10.3          $34.3
                                   =====        =====          =====

9    Guarantor Subsidiaries
In March 1998, the Company issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008 (the "Offering"). The net proceeds of $394.3 million were used to pay down existing debt balances and for operating purposes.
In connection with the Offering, certain of the Company's subsidiaries, (the "Guarantor Subsidiaries") jointly, fully, severally, and unconditionally guaranteed such notes. Supplemental condensed financial information of the Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries, each on a combined basis is presented below (in millions). This financial information is prepared using the equity method of accounting for the Company's investments in subsidiaries and the Guarantor Subsidiaries' investments in Non-Guarantor Subsidiaries. This supplemental financial information should be read in conjunction with the Condensed Consolidated Financial Statements.

                                        Non-
                           Guarantor    Guarantor
                    Parent Subsidiaries Subsidiaries Eliminations Consolidated

Condensed
Consolidated
Balance Sheet
June 30, 1998



Assets:
  Cash and
   equivalents      $  28.9    $  1.7     $  0.4       $  -        $  31.0
  Trade receivables
   and other          117.0      90.8      275.5          -          483.3
  Inventories         124.8      98.1      130.3       (22.3)        330.9
  Other current
   assets             196.3     140.6       79.4      (330.4)         85.9
                      -----     -----        -----      ------         -----
    Total current
     assets           467.0     331.2      485.6      (352.7)        931.1

  Property, plant and
   equipment, net      90.7     123.2      146.7       (55.6)        305.0
  Intangibles, net     39.7     392.9        7.2          -          439.8
  Goodwill, net         8.4     386.7        6.9          -          402.0
  Other long-term
   assets           1,205.0     249.2       85.8     (1,451.8)        88.2
                   --------  --------     ------     --------     --------
   Total assets    $1,810.8  $1,483.2     $732.2    $(1,860.1)    $2,166.1
                   ========  ========     ======    =========     ========
Liabilities:
  Notes payable and
   current
   maturities of
   long-term debt  $    5.5  $    3.7     $ 69.1    $    -        $   78.3
  Accounts payable
   and accrued
   expenses           230.3     242.5      104.7         -           577.5
  Other current
  liabilities         124.0      18.7       72.6       (154.6)        60.7
                    -------   -------     ------    ---------     --------
  Total current
   liabilities        359.8     264.9      246.4       (154.6)       716.5
  Long-term debt,
   less
   current
   maturities       1,000.9      58.3       50.1        (56.6)      1,052.7
   current maturities
  Other long-term
   liabilities        375.7     415.0      168.6       (636.8)        322.5
                    -------   -------     ------    ---------     ---------
    Total
     liabilities    1,736.4     738.2      465.1       (848.0)      2,091.7

Total stockholders'
 equity                74.4     745.0      267.1     (1,012.1)         74.4
                    -------   -------     ------    ---------     ---------
Total liabilities
 and stockholders'
 equity            $1,810.8  $1,483.2   $  732.2    $(1,860.1)     $2,166.1


                                            Non-
                             Guarantor   Guarantor
                    Parent Subsidiaries Subsidiaries Eliminations Consolidated

Condensed
Consolidated
Statement of
Operations
Quarter ended
June 30, 1998

Sales               $ 190.2   $ 132.5     $ 203.1     $ (91.1)      $ 434.7
Operating costs and
  expenses
  Cost of sales       117.8      77.1       132.7       (91.1)        236.5
  Marketing,
   general
   and
   administrative      40.3      33.3        50.0         -          123.6
  Research and
   development         24.9      16.0         1.3         -           42.2
  Restructuring
   charge              (3.8)       -          3.8         -             -
                      -----      -----      -----       -----        -----

Operating income       11.0       6.1        15.3         -           32.4
Nonoperating expense
 (income)              19.9      (9.2)        7.7         -           18.4
                      -----      -----      -----       -----        -----
(Loss) earnings
 before income
 taxes                 (8.9)     15.3         7.6         -           14.0
Income taxes           (3.1)      5.5         1.4        0.7           4.5
                      -----     -----       -----      -----         -----
Net (loss) earnings   $(5.8)    $ 9.8      $  6.2     $ (0.7)       $  9.5

                                            Non-
                              Guarantor   Guarantor
                     Parent Subsidiaries Subsidiaries Eliminations Consolidated

Condensed
Consolidated
Statement of
Operations
Six Months ended
June 30,1998

Sales                $ 380.0   $ 273.6    $ 358.9    $ (178.4)      $ 834.1
Operating costs and
 expenses
  Cost of sales        238.7     165.4      240.6      (178.4)        466.3
  Marketing, general
   and administrative   82.5      67.4       93.4         -           243.3
  Research and
   development          48.2      33.1        2.5         -            83.8
  Restructuring
   charge                 -        -          4.4        (4.4)          -
                      ------    ------     ------      ------        ------
Operating income        10.6       7.7       18.0         4.4          40.7
Nonoperating expense
 (income)               40.5     (17.3)      15.9         -            39.1
(Loss) earnings
 before
 income taxes          (29.9)     25.0        2.1         4.4           1.6
Income taxes           (10.4)      8.9        0.5         1.5           0.5
                      ------    ------     ------      ------        ------
Net (loss) earnings   $(19.5)  $  16.1     $  1.6     $   2.9        $  1.1

                                          Non-
                           Guarantor   Guarantor
                  Parent Subsidiaries Subsidiaries  Eliminations  Consolidated
Condensed
Consolidated
Statement of Cash
Flows
Six Months ended
June 30,1998



Net cash (used)
 provided by
 operating
 activities       $(42.7)  $ (51.8)     $ 2.3        $  -        $ (92.2)
Cash flows from
 investing
 activities
Additions to
 property, plant
 and equipment     (22.7)    (9.2)      (50.7)          -          (82.6)
Net disposals of
  property,
  plant
  and
  equipment         13.1      0.7        30.2           -           44.0
Investments and
 acquisition         3.6     (0.4)        0.4           -            3.6
Proceeds from sale-
  leaseback of real
  estate           186.1       -           -          56.7         242.8
                  ------    ------      ------       -----        ------
Net cash provided
 (used) by
 investing
 activities        180.1     (8.9)      (20.1)        56.7         207.8
Cash flows from
 financing
 activities
Dividends to
 stockholders       (8.3)      -           -           -            (8.3)
Proceeds from
 issuance
 of stock            7.5       -           -           -             7.5
Notes payable
 borrowings
 (reductions)        -       (1.3)        0.7          -            (0.6)
Long-term debt
 (reductions)
 borrowings       (122.0)    56.4         4.7       (56.7)        (117.6)
                  ------    -----       -----       -----        -------
 Net cash (used)
  provided by
  financing
  activities      (122.8)    55.1         5.4       (56.7)        (119.0)
                  ------    -----       -----       -----        -------
Effect of exchange
 rates on
 cash and
 equivalents         0.4      -           0.5         -             0.9
                  ------    -----       -----       -----        ------
(Decrease) increase
 in cash
 and equivalents    15.0    (5.6)       (11.9)        -            (2.5)

Cash and equivalents
 -beginning of
 period             13.9     7.3          12.3        -            33.5
                  ------    -----       ------     ------        ------
 Cash and equivalents
 -end of
 period          $  28.9   $ 1.7        $  0.4    $   -         $  31.0
                  ======    =====       ======     ======        ======

10          Contingencies
The Company and its subsidiaries are involved in a number of lawsuits which the Company considers normal in view of its size and the nature of its business. The Company does not believe that any liability resulting from any such lawsuits, or the matters described above, will have a material adverse effect on its operations, financial position or liquidity.

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

As previously discussed in some detail in the Company's 1997 Annual Report to Stockholders, incorporated by reference in the Company's Annual Report on Form 10-K/A for the Fiscal Year Ended December 31, 1997 under the heading "Management's Discussion and Analysis" (the "10-K/A MD&A"), the acquisition of Coulter and the related financing have had numerous consequences that affect the comparability of the Company's results of operations and financial position for periods prior to and after the acquisition. In particular, the acquisition and related financing are expected to lower the net earnings of the Company through 1998 as a result of a substantial increase in interest expense, amortization of intangible assets and goodwill and various other adjustments resulting from purchase accounting.

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

Operations

Sales growth of 61%, 64% in constant currency, over the second quarter of the prior year, resulted primarily from the addition of Coulter operations. Currency negatively impacted sales growth by 4% from year to year. As discussed in the 10-K/A MD&A, the Company derives approximately 50% of its sales from sources outside of the United States, and the appreciation of the U.S. dollar against the Company's major trading currencies has a negative impact on the Company's results of operations. The prevailing Asian Pacific market conditions also negatively impacted Bioresearch sales by 14% in constant currency. A planned reduction in dealer held inventories and a shift in the mix of operating as opposed to sales type leases were additional factors that negatively impacted sales growth.
Sales growth for the first six months of this year, compared to the previous year was 66%, 70% in constant currency, primarily as a direct result of the Coulter acquisition.

For the quarter, gross profit as a percentage of sales was lower than prior year by 6 percentage points. This was primarily due to lower margins for Coulter products, a hardware mix shift associated with new product introductions and competitive pricing pressures. An unfavorable change in foreign currency exchange rates also negatively affected gross profit. For the six months, gross profit as a percentage of sales was lower than prior year by 8 percentage points, however the underlying trend is positive, as evidenced by the 42.5% gross profit margin in the first quarter and the 45.6% gross profit margin in the second quarter.

Marketing, general and administrative expenses as a percentage of sales decreased to 28.4% from 29.5% for the second quarter of 1997. The improvement was achieved by leveraging a fixed expense layer over higher sales volumes and through the early successes of the Coulter integration objectives. As a result, for the six month period the marketing, general and administrative expenses are 29.2% of sales compared to 30.7% in 1997. Research and development expenses as a percentage of sales decreased to 9.7% from 10.6% for the second quarter of 1997. The reduction in research and development was attributable to the elimination of some Coulter projects which were outside the Company's planned core businesses.

Operating income increased $0.8 million over the comparable quarter in 1997 based primarily on the above discussed changes.

Net income for the second quarter was $9.5 million or $0.32 per diluted share, compared to net earnings for the second quarter of 1997 of $20.8 million or $0.72 per diluted share. For the first six months of 1998, net income was $1.6 million or $0.04 per diluted share compared to $51.9 million or $1.26 per diluted share in 1997. The decrease is largely due to increased interest expense from the larger outstanding borrowings associated with the funding of the Coulter acquisition.


Financial Condition

As discussed in greater detail in the 10-K/A MD&A, the Company is highly leveraged, with a debt-to-capital ratio of 93.8% at June 30, 1998. Among other things, the Company's high level of debt increases the Company's vulnerability to general adverse economic and industry conditions, could limit the Company's ability to obtain additional financing on favorable terms, exposes the Company to the risk of increased interest rates and requires the dedication of a substantial portion of the Company's cash flow from operations to the payment of principal and interest on its indebtedness. In addition, the Company's agreements with its lenders contain a number of covenants that significantly restrict the operations of the Company and require it to comply with specified financial ratios and tests.

As also discussed in the 10-K/A MD&A, the Company is in the process of executing a plan to reduce its debt and provide additional funds for the integration of Coulter. As part of this plan, during the second quarter of fiscal 1998, the Company completed a sale and leaseback of four of its properties Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. The Miami, Florida property was formerly owned by Coulter.
The Palo Alto property is owned by Stanford University and was leased to the Company under a long term ground lease. The Company sold its interest in the ground lease to the buyers. The aggregate proceeds for the four properties, which were paid in cash at closing, totaled approximately $243.0 million before closing costs and transaction expenses. The principal use of the proceeds was to reduce debt incurred in financing the acquisition of Coulter. The purchasers of the properties are not affiliated with the Company.

Concurrently with the sale of the properties, the Company entered into long-term ground leases for the four properties it sold.
The operations conducted at each of the properties consist of administrative, research and development, and manufacturing activities. The Company expects to continue conducting these activities at the properties in substantially the same form as prior to the sale. The initial term of each of the leases is twenty years, with options to renew for up to an additional thirty years. Annual rentals are approximately $21.5 million.
The Company entered into currency swap agreements which provide for the rents to be paid in Japanese Yen. Coulter's rental payments are guaranteed by the Company. The Company expects to pay the rents as they come due out of cash generated by operations. In accordance with sale-leaseback accounting, the gain on the sale of the properties has been deferred and will be amortized over the initial lease term as adjustments to rental expense.

The Company continues to evaluate opportunities to provide additional cash flow by monetizing other assets during 1998 and beyond, including sales of certain financial assets (primarily consisting of equipment subject to customer leases and sales-type lease receivables) and real estate assets. If these sales are consummated as expected, the Company believes that they will generate proceeds to the Company of approximately $30.0 million in 1999, less any costs to complete the transactions. If completed, these sales are expected to marginally reduce operating income while decreasing nonoperating expenses, resulting in a slightly negative impact on the Company's pretax results.

Net cash used by operating activities for the first six months of 1998 increased $117.1 million from the comparable period in 1997 to $92.2 million. The primary reasons for this change were a $35.3 million decrease in net earnings, reduction of trade payables by $24.3 million and the payment of $112.2 million of costs which were accrued as part of the purchase liability at December 31, 1997. Net cash provided by investing activities increased $270.7 million from the comparable period in 1997 to $207.8 million. This increase was primarily due to proceeds of $242.8 million from the sale-leaseback of real estate, as discussed above. Net cash used by financing activities increased by $139.3 million to $119.0 million. This was primarily the result of a $200 million pay down in borrowings, partially offset by additional borrowings.

The ratio of debt-to-capital at June 30, 1998 was 93.8% compared to 93.9% at December 31, 1997. The change is due mainly to a net decrease in borrowings and the net earnings reported for the first half of 1998. The ratio of current assets to current liabilities at June 30, 1998 of 1.3 is slightly improved from the
1.1 ratio at December 31, 1997. Based upon current levels of operations and anticipated cost savings and future growth, the Company believes that its cash flow from operations, together with available borrowings under the credit facility and its other sources of liquidity will be adequate to meet its anticipated requirements until the maturity of its credit facility in 2002. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. The Company's future operating performance and ability to service or refinance its existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

On June 4, 1998, the Company paid a quarterly cash dividend of $0.15 per share of common stock for a total of $4.0 million.


Business Climate

The Life Science market is showing signs of improvement, stimulated by the general U.S. economy. The Diagnostic market is under pressure from cost containment control efforts and the overall restructuring of the industry.

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


Forward Looking Statements

This 10-Q report contains forward-looking statements, including statements regarding, among other items, (i) the Company's business strategy; (ii) anticipated trends in the Company's business and its plans to reduce indebtedness (iii) the Company's liquidity requirements and capital resources; (iv) anticipated synergies; and
(v) future cost reductions. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. These risks and uncertainties include, but are not limited to, (i) the complexity and uncertainty regarding development of new high-technology products; (ii) the loss of market share through aggressive competition in the clinical diagnostics and life sciences markets; (iii) the Company's dependence on capital spending policies and government funding;
(iv) the effect of potential health-care reforms; (v) fluctuations in foreign exchange rates and interest rates; (vi) reliance on patents and other intellectual property; (vii) difficulties, delays or failure in effectively integrating worldwide operations; and (viii) other factors that cannot be identified at this time.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders

          None.

Item 5.   Other Information

          Shareholder Proposals. The following information regarding the date after which notice of a shareholder proposal is considered untimely is provided pursuant to SEC regulations adopted on May 28, 1998. The Company's Certificate of Incorporation provides as follows:

          "For a proposal to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the corporation. To be timely, a stockholder's notice must be delivered to, or mailed and received at, the principal executive offices of the corporation not less than 60 days prior to the scheduled annual meeting, regardless of any postponements, deferrals or adjournments of that meeting to a later date; provided, however, that if less than 70 days' notice or prior public disclosure of the date of the scheduled annual meeting is given or made, notice by the stockholder, to be timely, must be so delivered or received not later than the close of business on the tenth day following the earlier of the day on which such notice of the date of the scheduled annual meeting was mailed or the day on which such public disclosure was made."

          "The presiding officer of the annual meeting shall determine and declare at the annual meeting whether the stockholder proposal was made in accordance with the terms of this Paragraph 15. If the presiding officer determines that a stockholder proposal was not made in accordance with the terms of this Paragraph 15, he or she shall so declare at the annual meeting and any such proposal shall not be acted upon at the annual meeting."

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          11.  Statement re Computation of Per Share Earnings:
               This information is set forth in Note 5, Net Earnings
               (Loss) Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

          15.  Independent Accountants' Review Report, July 17, 1998

          27. Summary Financial Information for the six month period ended June 30, 1998

          27.1 Restated Financial Data Schedule for the six month period ended June 30, 1997

     b)   Reports on Form 8-K

          1. Item 2 Acquisition or Disposition of Assets. Sale and Leaseback of Certain Properties, June 25, 1998


                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BECKMAN COULTER, INC.
                         (Registrant)


Date:  July 23, 1998            by WILLIAM H. MAY
                                   William H. May
                                   Vice President, General
                                   Counsel and Secretary


Date:  July 23, 1998            by ANDRZEJ J. MATYCZYNSKI FOR JAMES T. GLOVER
                                   James T. Glover
                                   Vice President, Controller

                           EXHIBIT INDEX
                  FORM 10-Q, SECOND QUARTER, 1998


Exhibit
Number    Description
-------   -----------

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Net Earnings (Loss) Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.       Independent Accountants' Review Report, July 17, 1998

27.       Summary Financial Information for the six month period ended June
          30, 1998

27.1 Restated Financial Data Schedule for the six month period ended June 30, 1997