Form 10-Q
period 1998-09-30
BECKMAN COULTER INC
filed 1998-10-23
CIK 840467

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

(Mark One)
(X)Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended September 30, 1998

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


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Outstanding shares of common stock, $0.10 par value, as of October 19, 1998: 28,594,020 shares.

                             PART I

                      FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Earnings for the three and nine month periods ended September 30, 1998 and 1997

          Condensed Consolidated Balance Sheets
          as of September 30, 1998 and December 31, 1997

          Condensed Consolidated Statements of
          Cash Flows for the nine month periods
          ended September 30, 1998 and 1997

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security-Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                      BECKMAN COULTER, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
            (Amounts in Millions, Except Share Data)
                            Unaudited

                             Three Months Ended    Nine Months Ended
                                September 30,        September 30,
                               1998      1997       1998      1997
                               ----      ----       ----      ----

Sales                       $400.8    $271.6   $1,234.9    $774.1
Cost of sales                207.0     132.1      673.3     372.4
                             -----     -----    -------     -----
Gross profit                 193.8     139.5      561.6     401.7

Operating expenses:
  Marketing, general and
   administrative            120.2     82.9       363.5     237.4
  Research and development    41.2     27.7       125.0      80.3
                             -----    -----     -------     -----
    Total operating
     expenses                161.4    110.6       488.5     317.7

Operating income              32.4     28.9        73.1      84.0

Nonoperating expenses:
  Interest income             (4.9)    (0.7)      (12.0)     (2.9)
  Interest expense            19.1      4.6        68.2      11.7
  Other, net                  (2.2)    (2.7)       (5.0)     (4.5)
                             -----    -----     -------     -----
    Total nonoperating
     expenses                 12.0      1.2        51.2       4.3

Earnings before income
 taxes                        20.4     27.7        21.9      79.7
Income taxes                   6.5      8.3         7.0      23.9
                             -----    -----     -------     -----
Net earnings                $ 13.9   $ 19.4      $ 14.9    $ 55.8
                             =====    =====     =======     =====

Basic earnings per share    $ 0.49   $ 0.71      $ 0.53    $ 2.02

Weighted average number of
 shares outstanding
 (in thousands)             28,130   27,494      27,929    27,664

Diluted earnings per share  $ 0.47   $ 0.68      $ 0.51    $ 1.94

Weighted average number of
 shares and dilutive shares
 outstanding (in thousands) 29,644   28,649      29,301    28,745

Dividends declared per
 share                      $ 0.15   $ 0.15      $ 0.45    $ 0.45

See accompanying Notes to Condensed Consolidated Financial
Statements.

                      BECKMAN COULTER, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts in Millions, Except Amounts per Share)
                            Unaudited

                                      September 30    December 31,
                                            1998         1997
Assets                                      ----         ----
Current assets:
  Cash and equivalents                  $   15.3     $   33.5
  Trade receivables and other              476.2        524.6
  Inventories                              322.2        332.3
  Deferred income taxes                     53.6         53.0
  Other current assets                      32.7         33.3
                                         -------      -------
    Total current assets                   900.0        976.7

Property, plant and equipment, net         306.5        410.9
Intangibles, less accumulated
 amortization of
 $22.3 in 1998 and $10.6 in 1997           423.9        444.9
Goodwill, less accumulated amortization
 of $14.0 in 1998 and $6.0 in 1997         393.2         402.8
Other assets                               106.3          95.7
                                         -------       -------
    Total assets                        $2,129.9      $2,331.0
                                         =======       =======
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities
   of long-term debt                    $  102.7      $   68.9
  Accounts payable, accrued expenses
   and other liabilities                   541.6         756.4
  Income taxes payable                      65.3          69.6
                                         -------       -------
    Total current liabilities              709.6         894.9

Long-term debt, less current maturities  1,014.3       1,181.3
Other liabilities                          319.5         173.0
                                         -------       -------
    Total liabilities                    2,043.4       2,249.2

Stockholders' equity
  Preferred stock, $0.10 par value;
  authorized 10.0 shares; none issued        -            -
  Common stock, $0.10 par value;
  authorized 75.0 shares; shares issued
  29.1 at 1998 and 1997; shares
  outstanding 28.2 at 1998 and
  27.6 at 1997                               2.9           2.9
  Additional paid-in capital               127.2         126.6
  Retained earnings                         21.3          19.0
  Accumulated other comprehensive loss     (28.5)        (13.8)
  Treasury stock, at cost                  (36.4)        (52.9)
                                         -------       -------
    Total stockholders' equity              86.5          81.8
                                         -------       -------
    Total liabilities and stockholders'
     equity                             $2,129.9      $2,331.0
                                         =======       =======

See accompanying Notes to Condensed Consolidated Financial Statements.

                      BECKMAN COULTER, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in Millions)
                            Unaudited

                                                Nine Months Ended
                                                  September 30,
                                                 1998      1997
Cash Flows from Operating Activities
  Net earnings                                 $  14.9   $ 55.8
  Adjustments to reconcile net earnings to
   net cash (used) provided by operating
   activities:
   Depreciation and amortization                 115.0     70.7
   Net deferred income taxes                      (3.4)    (1.7)
   Proceeds from sale of sales-type lease
    receivables                                   40.1       -
   Changes in assets and liabilities:
    Trade receivables and other                   30.6    (19.7)
    Inventories                                    4.3    (15.4)
    Accounts payable, accrued expenses and
     other liabilities                          (213.3)   (34.6)
    Income taxes payable                          (4.3)    22.0
    Other                                        (30.1)   (35.1)
                                                 -----    -----
     Net cash (used) provided by operating
      activities                                 (46.2)    42.0
                                                 -----    -----
Cash Flows from Investing Activities
  Additions to property, plant and equipment    (129.3)   (58.4)
  Net disposals of property, plant and
   equipment                                      39.5     11.1
  Investments and acquisitions                     -      (30.5)
  Proceeds from sale-leaseback of real estate    242.8       -
                                                 -----    -----
     Net cash provided (used) by investing
      activities                                 153.0    (77.8)
                                                 -----    -----
Cash Flows from Financing Activities
  Dividends to stockholders                      (12.6)   (12.5)
  Proceeds from issuance of stock                 16.9     15.2
  Purchase of treasury stock                        -     (43.8)
  Notes payable (reductions) borrowings           16.3     61.9
  Long-term debt borrowings                      573.0     96.0
  Long-term debt reductions                     (719.2)   (96.0)
                                                 -----    -----
     Net cash (used) provided by financing
      activities                                (125.6)    20.8
                                                 -----    -----
Effect of exchange rates on cash and
 equivalents                                       0.6      0.4
                                                 -----    -----
Decrease in cash and equivalents                 (18.2)   (14.6)
Cash and equivalents - beginning of period        33.5     34.6
                                                 -----    -----
Cash and equivalents - end of period            $ 15.3   $ 20.0
                                                 =====    =====
Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
     Interest                                  $  55.2   $  8.2
     Income Taxes                              $  11.3   $ 15.3
Non-cash investing and financing activities:
  Purchase of equipment under capital lease    $   5.6   $  5.7


   See accompanying Notes to Condensed Consolidated Financial
                           Statements.


                      BECKMAN COULTER, INC.
      Notes To Condensed Consolidated Financial Statements
                       September 30, 1998
                            Unaudited


1.  Report by Management

We prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted. We have reclassified certain prior year data to conform to the 1998 presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, one should also read the financial statements and notes in our Form 10-K/A for 1997, which is on file with the SEC.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.


2.  Use of Estimates

In preparing the financial statements conforming to GAAP, we have made estimates and assumptions that affect the following:
     - reported amounts of assets and liabilities at the date of the financial statements;
     - disclosure of contingent assets and liabilities at the date of the financial statements; and
     - reported amounts of sales and expenses during the reporting period.

Actual results could differ from those estimates.


3.  Acquisition

On October 31, 1997, we acquired all of the outstanding capital stock of Coulter Corporation ("Coulter") for $850.2 million, net of Coulter's cash on hand of $24.8 million at the acquisition date. Coulter is the leading manufacturer of in-vitro diagnostic systems for blood cell analysis. We discussed the details of this transaction and the accounting effects in our annual report for 1997. In April 1998, our shareholders approved the change of our name to Beckman Coulter, Inc.

Our financial statements include the assets and liabilities and the operating results of subsidiaries operating outside the U.S. Balance sheet amounts for these subsidiaries are as of August 31, 1998 and November 30, 1997. The operating results for these subsidiaries are for the three and nine month periods ending on those dates. However, in order to be consistent with the way Beckman Instruments Inc. reported its international results, the reporting of Coulter's international results of operations has been lagged by one month. Therefore, the results of the first nine months in 1998 include only January through August sales and expenses for Coulter outside the United States.


4.  Comprehensive Income (Loss)

We adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), in the first quarter of 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings and foreign currency translation adjustments. As such, Accumulated Other Comprehensive Loss in the Condensed Consolidated Balance Sheets represents only cumulative foreign currency translation adjustments. Comprehensive income was $0.2 million for the nine months ended September 30, 1998 and $39.7 million for the nine months ended September 30, 1997. The adoption of SFAS 130 required additional disclosures but did not have a material effect on our financial position or results of operations.


5.   Net Earnings Per Share

We adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share (EPS), where:
  - "basic earnings per share" includes only actual weighted average shares outstanding; and
  - "diluted earnings per share" includes the effect of any items that are dilutive, such as stock options.

We have restated EPS for the three months and nine months ended
September 30, 1997 in accordance with SFAS 128. The following table summarizes the computation of EPS (in millions, except amounts per share):

                             Nine Months Ended September 30
                             ------------------------------
                             1998                         1997
                             ----                         ----
                                     Per                          Per
                   Net               Share     Net                Share
                   Earnings  Shares  Amount    Earnings   Shares  Amount
                   --------  ------  ------    --------   ------  ------
Basic EPS:
 Net earnings      $  14.9    27.9   $ 0.53    $ 55.8      27.6   $ 2.02

 Effect of
  dilutive
  stock options        -       1.4    (0.02)      -         1.1    (0.08)
                     -----   -----    -----     -----     -----    -----
Diluted EPS:
  Net earnings     $  14.9    29.3   $ 0.51    $ 55.8      28.7   $ 1.94
                     =====   =====    =====     =====     =====    =====

6.   Sale-leaseback of Real Estate

On June 25, 1998, we sold four of our properties: Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, we entered into long-term ground leases for the California and Minnesota properties and Coulter entered into a long-term ground lease for the Miami property. At each of the properties (excluding Miami), we conduct administrative, research and development, and manufacturing activities.
At the Miami property, we conduct administrative and research and development activities. We expect to continue the same type of activities at the properties as before the sale.

The initial term of each of the leases is twenty years, with options to renew for up to an additional thirty years. Annual rentals are approximately $21.5 million. As provided by the leases, we pay the rents in Japanese Yen. At the closing of the sale-leaseback transaction, we became guarantor of a currency swap agreement between our landlord and its banks to convert the Yen payments to U.S. dollars. As long as this swap agreement is in place, our obligation is to pay the rents in Yen. If this agreement ceases to exist, our obligation reverts to U.S. dollar payments. Coulter's rental payments are quartanteed by us. We expect to pay the rents as they come due out of cash generated by operations.

The aggregate proceeds from the sale of the four properties (paid in cash at closing) totaled $242.8 million before closing costs and transaction expenses. We used the cash from this sale to reduce the debt incurred in financing the acquisition of Coulter. In accordance with the accounting rules for transactions in which a property is sold and immediately leased back from the buyer (sale-leaseback), we have postponed recognizing the gain of approximately $140.0 million in our earnings and included it in "Other Liabilities". The gain will be spread over the initial lease term of twenty years.

The Palo Alto property is owned by Stanford University and we had leased it under a long-term ground lease. We sold our interest in the ground lease to the buyers. The Miami, Florida property was formerly owned by Coulter. The buyers of all of the properties are not affiliated with us.


7.   Inventories

Inventories consisted of the following (in millions):

                                September 30,   December 31,
                                      1998           1997
                                      ----           ----
Finished products                  $ 188.0        $ 206.5
Raw materials, parts and
 assemblies                          108.2           99.1
Work in process                       26.0           26.7
                                    ------         ------
                                   $ 322.2        $ 332.3
                                    ======         ======

8.   Provision for Restructuring Operations

We reduced our earnings for a restructuring provision of $59.4 million in the fourth quarter of 1997. This provision is for severance-related costs and facility consolidation. The following table details the activity within the provision for the nine months ended September 30,1998 (in millions):

                                             Facility
                                             Consolidation
                                             and
                                             Asset related
                                 Personnel   Write-offs       Total
                                 ---------   ----------       -----
Balance at December 31, 1997
Consolidation of sales, general
  Administrative and technical
  functions                        $26.5       $13.2          $39.7
Changes in manufacturing/
 production                          3.0         3.9            6.9
                                    ----        ----           ----
Remaining provision included in
 accrued expenses                   29.5        17.1           46.6

1998 activity through third
 quarter
Consolidation of sales, general
  Administrative and technical
  functions                         (7.9)       (9.9)         (17.8)
Changes in manufacturing/
 production                           -           -              -
                                    ----        ----           ----
Total 1998 activity through
  third quarter                     (7.9)       (9.9)         (17.8)

Balance at September 30, 1998
Consolidation of sales, general
  administrative and technical
  functions                         18.6         3.3           21.9
Changes in manufacturing/
 production                          3.0         3.9            6.9
                                    ----        ----           ----

Balance at September 30, 1998      $21.6        $7.2          $28.8
                                    ====        ====           ====

9.   Debt Financing and Guarantor Subsidiaries

In March 1998, we issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008 (the "Offering"). We used the net proceeds of $394.3 million to reduce borrowings and commitments under our bank facilities and for operating purposes. In connection with the Offering, certain of our subsidiaries (the "Guarantor Subsidiaries") jointly, fully, severally, and unconditionally guaranteed such notes. We present below the supplemental condensed financial information
(in millions) of the Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Please note that in this footnote, we used the equity method of accounting for our investments in subsidiaries and the Guarantor Subsidiaries' investments in Non-Guarantor Subsidiaries. You should read this supplemental financial information in conjunction with the Condensed Consolidated Financial Statements.

                                          Non-
                                Guarantor Gurantor
                                Subsi-    Subsi-    Elimina-  Consoli-
                       Parent   diaries   diaries   tions     dated
                       ------   -------   -------   -------   --------
Condensed
Consolidated
Balance Sheet
September 30, 1998
Assets:
  Cash and
   equivalents       $   4.2  $   (1.7)  $   12.8 $     -     $  15.3
  Trade receivables
   and other           126.7      98.1      251.4       -       476.2
  Inventories          125.8      93.6      122.6     (19.8)    322.2
  Other current
   assets              158.3     271.0       74.2    (417.2)     86.3
                       -----     -----      -----     -----     -----
    Total current
     assets            415.0     461.0      461.0    (437.0)    900.0

  Property, plant and
   equipment, net       99.6     123.3      140.1    ( 56.5)    306.5
  Intangibles, net      26.2     392.3        5.4       -       423.9
  Goodwill, net          3.4     383.1        6.7       -       393.2
  Other long-term    1,245.2     269.9      212.9  (1,621.7)    106.3
                     -------   -------      -----   -------   -------
     Total assets   $1,789.4  $1,629.6     $826.1 $(2,115.2) $2,129.9
                     =======   =======      =====   =======   =======
Liabilities:
  Notes payable and
   current maturities
   of long-term
   debt             $   31.4  $    3.7     $ 67.6 $     -    $  102.7
  Accounts payable
   and
   accrued expenses    173.3     286.7       81.6       -       541.6
  Other current
  liabilities          146.1     135.0       55.8    (271.6)     65.3
                      ------    ------      -----   -------    ------
    Total current
    liabilities        350.8     425.4      205.0    (271.6)    709.6
  Long-term debt,
   less
   current
   maturities          970.1       1.1       43.1      -      1,014.3
  Other long-term
   liabilities         382.0     447.5      193.8    (703.8)    319.5
                      ------    ------      -----   -------    ------
    Total
     liabilities     1,702.9     874.0      441.9    (975.4)  2,043.4
    Total
     stockholders'
     equity             86.5     755.6      384.2  (1,139.8)     86.5
                      ------    ------      -----   -------    ------
    Total liabilities
     and
     stockholders'
     equity         $1,789.4  $1,629.6   $  826.1 $(2,115.2) $2,129.9
                     =======   =======      =====   =======   =======


                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                        Parent diaries    diaries   tions      dated
                        ------ -------    -------   --------   --------
Condensed
Consolidated
Statement of
Operations
Quarter ended
September 30,1998
Sales                   $176.9 $132.6    $167.7     $(76.4)    $400.8
Operating costs and
  expenses:
  Cost of sales          107.3   71.4     104.7      (76.4)     207.0
  Marketing, general
   and
   administrative         34.7   30.1      55.4         -       120.2
  Research and
   development            24.6   16.6        -          -        41.2
                         -----  -----      -----      -----      -----
Operating income
 (loss)                   10.3   14.5       7.6         -        32.4
Nonoperating (income)
 expense                  (6.1) (13.1)      0.6        30.6      12.0
                         -----  -----      -----      -----      -----
Earnings (loss)
 before
 income taxes             16.4   27.6       7.0       (30.6)     20.4

Income taxes
 (benefit)                 5.8    9.9       1.3       (10.5)      6.5
                         -----  -----     -----       -----     -----

Net earnings (loss)      $10.6  $17.7     $ 5.7    $  (20.1)     13.9
                         =====  =====     =====       =====     =====

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                        Parent diaries    diaries   tions      dated
                        ------ --------   --------- ---------  --------
Condensed
Consolidated
Statement of
Operations
Nine Months ended
September 30,1998

Sales                   $556.9 $406.2     $526.6    $(254.8)   $1,234.9
Operating costs and
  expenses:
  Cost of sales          346.0  236.8      345.3     (254.8)      673.3
  Marketing, general
   and
   administrative        117.2   97.5      148.8        -         363.5
  Research and
   development            72.8   49.7        2.5        -         125.0
                         -----  -----      -----      -----       -----
Operating income          20.9   22.2       30.0        -          73.1
Nonoperating expense
 (income)                  4.7  (30.3)       2.4       74.4        51.2
                         -----  -----      -----      -----       -----
Earnings (loss)
 before
 income taxes             16.2   52.5       27.6      (74.4)       21.9
Income taxes
 (benefit)                 5.7   18.9        5.2      (22.8)        7.0
                         -----  -----      -----      -----       -----
Net earnings (loss)     $ 10.5  $33.6      $22.4     $(51.6)     $ 14.9
                         =====  =====      =====      =====       =====

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                        Parent diaries    diaries   tions      dated

Condensed
Consolidated
Statement of Cash
Flows
Nine Months ended
September 30,1998
Net cash provided
 (used) by operating
 activities             $32.5   $(66.2)    $(12.5)   $   -     $ (46.2)
                         ----    -----       ----     -----      -----
Cash flows from
 investing
 activities:
Additions to
 property,
 plant and
 equipment              (39.7)   (10.7)    (78.9)        -      (129.3)
Net disposals of
 property,plant
 and equipment            1.4      -        38.1         -        39.5
Proceeds from sale-
  leaseback of real
  estate                186.1      -          -        56.7      242.8
                        -----    -----      -----     -----      -----
Net cash provided
 (used) by investing
 activities             147.8    (10.7)    (40.8)      56.7      153.0
                        -----    -----      -----     -----      -----
Cash flows from
 financing
 Activities:
Dividends to
 stockholders           (12.6)     -          -          -       (12.6)
Proceeds from
 issuance
 of stock                16.9      -          -          -        16.9
Notes payable
 borrowings
 (reductions)            23.7      0.1      (7.5)        -        16.3
Intercompany
 (reductions)
 borrowings            ( 65.0)    70.0      51.7      (56.7)        -
Long-term
 (reductions)
 borrowings            (153.0)    (2.2)      9.0         -      (146.2)
                        -----    -----     -----      -----      -----
Net cash (used)
 provided by
 financing
 activities            (190.0)    67.9      53.2      (56.7)    (125.6)
                        -----    -----     -----      -----      -----
 Effect of exchange
 rates on cash
 and
 equivalents              -        -         0.6         -         0.6
                        -----    -----     -----      -----      -----
(Decrease) increase
 in cash and
 equivalents             (9.7)   (9.0)       0.5         -       (18.2)
Cash and equivalents
 - beginning
 of period               13.9     7.3       12.3         -        33.5
                        -----   -----      -----      -----      -----
Cash and equivalents
 - end of period        $ 4.2   $(1.7)     $12.8     $   -      $ 15.3



10.   Contingencies

We are involved in a number of lawsuits, which we consider normal in view of our size and the nature of our business. We do not believe that any liability resulting from any such lawsuits, or the matters described above, will have a material adverse effect on our operations, financial position or liquidity.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview
--------
We are Beckman Coulter, Inc. (formerly known as Beckman Instruments, Inc. and hereafter referred to as "Beckman" or "the Company"), a world leader in providing systems that simplify and automate laboratory processes. We design, manufacture and service a broad range of laboratory systems consisting of instruments, reagents and related products that customers use to conduct basic scientific research, drug discovery research and diagnostic analysis of patient samples. Our strategy is to solidify our position as a leading provider of laboratory systems. On October 31, 1997, we achieved a significant milestone in accomplishing this strategy when we acquired Coulter Corporation ("Coulter"). Through this acquisition we added Coulter's leading market position in hematology and number two position in flow cytometry to our existing market position.

As a result of recording the purchase of Coulter and the related financing, the comparability of our financial statements for periods before and after the acquisition has been affected. We previously discussed the consequences of these transactions in our 1997 Annual Report to Stockholders under the heading "Management's Discussion and Analysis." In particular, we expect the net earnings of the Company through 1998 to be lower when compared to 1997, excluding the write-off of in-process research and development and restructuring costs, due to:
     - a substantial increase in interest expense;
     - amortization of intangible assets and goodwill; and
     - various other adjustments resulting from the purchase.

As anticipated, the integration and consolidation of Coulter is requiring substantial management, financial and other resources. While we believe the early results of this effort are encouraging, we also recognize that the acquisition of Coulter involves a number of significant risks. For example, potential difficulties in assimilating the technologies, services and products of Coulter may hinder our efforts to achieve the expected synergies and cost reductions. Additionally, there may be other unanticipated risks and uncertainties.

As a result, we cannot assure the extent to which we will realize the anticipated benefits of the acquisition, or the timing of any such realization.

Results of operations for the three months ended September 30, 1998
-------------------------------------------------------------------

Sales grew 47.6% (51.2% excluding the effect of foreign currency rate changes) in the third quarter of 1998 compared to the third quarter of 1997, mainly due to the addition of Coulter operations. Sales growth was negatively affected by the following:
     - currency exchange rates decreased sales by approximately 4% from year to year;
     - Asia Pacific market conditions decreased Bioresearch sales by 4%;
     - the planned reduction in inventories held by dealers;
     - a change in the mix of operating leases and sales-type leases; and
     - changes in U.S. Government reimbursement for diagnostic test panels.

For the quarter, gross profit as a percentage of sales was lower than the same period in 1997 by 3.0 percentage points. This was primarily due to
     - lower margins for Coulter products;
     - a change in the mix of hardware sales associated with new product introductions;
     - competitive pricing pressures; and
     - unfavorable changes in foreign currency exchange rates.

Marketing, general and administrative expenses as a percentage of sales decreased to 30.0% from 30.5% for the third quarter of 1997. We achieved this by spreading our fixed expenses over higher sales volumes and through continuing progress with the Coulter integration objectives.

Operating income increased $3.5 million compared to the same quarter in 1997 primarily due to the changes discussed above. However, the increase in operating income was offset by a higher net interest expense resulting from the Coulter acquisition.

Net income for the third quarter of 1998 was $13.9 million or $0.47 per diluted share, compared to $19.4 million or $0.68 per diluted share in the third quarter of 1997.


Results of operations for the nine months ended September 30, 1998
------------------------------------------------------------------

Sales growth for the first nine months of 1998, compared to the same period in 1997, was 59.5%, primarily as a direct result of the Coulter acquisition. Without the effect of foreign currency fluctuations, the change was 63.6% over the same period. Sales growth was negatively affected by the same factors that affected the quarter. In addition, the lagging of Coulter international sales by one month, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements included in this document, also impacted sales growth.

For the nine months ended September 30, gross profit as a percentage of sales was 6.4% lower in 1998 than during the same period in 1997. However, the trend in 1998 is positive as evidenced by the 42.5% gross profit in the first quarter, the 45.6% gross profit in the second quarter and the 48.4% gross profit in the third quarter.

Marketing, general and administrative expenses as a percentage of sales decreased to 29.4% in 1998 from 30.7% in 1997. As with the three-month results mentioned earlier, this was also due to relatively flat fixed expenses spread over a higher sales volume coupled with the continuing progress in the Coulter integration objectives. Research and development expenses as a percentage of sales were 10.1% in the first nine months of 1998 compared to 10.4% during the same period in 1997. Research and development expenses were impacted by the elimination of some Coulter projects, which were outside our core businesses.

For the first nine months of 1998, net income was $14.9 million or $0.51 per diluted share compared to $55.8 million or $1.94 per diluted share during the same period in 1997. The decrease was largely due to increased interest expense resulting from larger outstanding borrowings. These borrowings were necessary to fund the Coulter acquisition.


Financial Condition
-------------------

As discussed in greater detail in our 1997 annual report, Beckman is highly leveraged, with a debt-to-capital ratio of 92.8% at September 30, 1998. Among other things, our high level of debt:
     - increases our vulnerability to general adverse economic and industry conditions;
     - could limit our ability to obtain additional financing on favorable terms;
     - requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants that significantly restrict our operations and require us to comply with specified financial ratios and tests.

As was also discussed in the annual report, we are in the process of executing a plan to reduce our debt and provide additional funds for the integration of Coulter. As part of this plan, during the second quarter of 1998, we completed a sale of our properties in Brea, California; Palo Alto, California; Chaska, Minnesota and Miami, Florida, and leased them back from the buyers. Please see the detailed discussion of this transaction under Note 6 of the Notes to Condensed Consolidated Financial Statements, "Sale-Leaseback of Real Estate", included in this document.

We have and will continue to evaluate opportunities to provide additional cash flow by monetizing other assets during 1998 and beyond, including sales of certain financial assets (primarily consisting of equipment subject to customer leases and sales-type lease receivables) and real estate assets. If these sales are consummated as expected, we believe they will generate proceeds of approximately $30.0 million in 1999, less any costs to complete the transactions. If completed, these sales are expected to marginally reduce operating income while decreasing nonoperating expenses, resulting in a slightly negative impact on our pretax earnings.

Net cash used by operating activities for the first nine months of 1998 increased $88.2 million from the comparable period in 1997 to $46.2 million. The primary reasons for this change were:
     -    net earnings decreased $40.9 million;
     -    trade receivables decreased $57.7 million;
     - proceeds from sale of sales-type receivables increased $40.1 million;
     -    trade payables decreased $27.6 million; and
     - $135.2 million of costs (which were part of the purchase and assumed liabilities at December 31, 1997) were paid.

Net cash provided by investing activities increased $230.8 million from the comparable period in 1997 to $153.0 million. This increase was primarily due to proceeds of $242.8 million from the sale-leaseback of real estate, as discussed earlier, offset by approximately $92.4 million in capital expenditure for customer leased equipment.

Net cash used by financing activities increased by $146.4 million to $125.6 million. This was primarily the result of a $150 million net pay down in borrowings.

The ratio of debt-to-capital at September 30, 1998 was 92.8% compared to 93.9% at December 31, 1997. The improvement is mainly due to a net decrease in borrowings partially offset by a decline in the shareholders' equity arising from the strengthening of the U.S. dollar. The ratio of current assets to current liabilities at September 30, 1998 of 1.3 is slightly improved from the 1.1 ratio at December 31, 1997. Based upon current levels of operations and anticipated cost savings and future growth, we believe that our cash flow from operations, together with available borrowings under the credit facility and other sources of liquidity will be adequate to meet our anticipated requirements until the maturity of the credit facility in 2002. However, we cannot give any assurance that our business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Our future operating performance and ability to service or refinance our existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

On September 10, 1998, we paid a quarterly cash dividend of $0.15 per share of common stock for a total of $4.3 million. On
October 1, 1998, the Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock payable on December
3, 1998 to shareholders of record on November 13, 1998.


Year 2000
---------

We believe we have implemented a comprehensive Year 2000 program that is on schedule for completion by the end of 1999, and that there will be no material impact on our business, financial conditions or results of operations as a result of Year 2000 issues. However, we cannot give any assurance to that effect.

Our Year 2000 program, implemented worldwide, is directed by our senior management and includes six main projects:
     1.   products and services;
     2.   management information systems;
     3.   suppliers (materials and services);
     4.   engineering and manufacturing processes;
     5.   office equipment; and
     6.   facilities and utilities.

These projects generally include five phases:
     1.   inventory;
     2.   assessment;
     3.   remediation;
     4.   testing/validation; and
     5.   implementation.

The following table is a summary of our Year 2000 program schedule target dates (1):

                                                   Testing/    Implementa-
               Inventory  Assessment  Remediation  validation  tion
               ---------  ----------  -----------  ----------  -----------
  Products &
  services     Complete   Complete    Complete     Q4 1998     Q1 1999
  Management
  information
  systems      Complete   Complete    Q4 1998      Q4 1999     Q4 1999
  Suppliers
  (materials
  & services)  Complete   Complete    Q1 1999      Q1 1999     Q1 1999
  Engineering
  &
  manufactu-
  ring
  processes    Q4 1998    Q1 1999     Q2 1999      Q3 1999     Q3 1999
  Office
  equipment    Q4 1998    Q1 1999     Q2 1999      Q3 1999     Q3 1999
  Facilities   Q4 1998    Q2 1999     Q2 1999      Q3 1999     Q4 1999
  and
  utilities    Q4 1998    Q2 1999       (2)          (2)          (2)

Note:
(1) The target dates are the ends of the quarters referred to. For example Q1 1999 refers to the end of the first quarter of 1999.
(2) These phases will not be performed for utilities, but will be considered as part of the contingency planning.

A number of our products include computer hardware and software, including substantial custom software. We believe there are no significant Year 2000 product performance issues with respect to products that we will continue to support after January 1, 2000. We intend to make our product information available on our web site during the fourth quarter 1998. Although we believe the impact to our business based on Year 2000 product performance issues or litigation related to those issues will not be material, we cannot give any assurances to that effect.

We believe our Year 2000 program will be completed on schedule.
But the schedule is based on a number of factors and assumptions, such as:
     -    the accuracy and completeness of responses to our inquiries;
          and
     - the availability of skilled personnel to complete the program.

The program schedule could be adversely impacted if any of the factors and assumptions is incorrect. We cannot give assurance that our Year 2000 program will be completed on schedule or that we will not uncover Year 2000 issues that could create a material impact on our performance.

We do not believe that we have a material relationship with any single third party supplier or customer. Although a significant interruption in our suppliers' and customers' activities (due to Year 2000 issues) is unlikely, we could experience a material impact in our financial results if such an interruption occurs. Also, a portion of our revenues is indirectly dependent upon our customers' reimbursement from federal, state and municipal government agencies, and the state of readiness of those
government agencies is of concern.   A significant interruption
in the ability of one or more government agencies to reimburse those customers could lead to a significant interruption in cash received from the affected customers.

We do not expect that the cost of our Year 2000 program will be material to our business, financial conditions or results of operations. We anticipate that the total cost for our Year 2000 program through fiscal year 1999 will be approximately $9 million. To-date we have spent approximately $3.4 million on our Year 2000 program. The majority of these costs are for the remediation or replacement of management information systems. Most of the funding for our Year 2000 program is separately budgeted, but a portion of the funding is part of our management information systems budget. Year 2000 program funding has delayed the implementation of certain other management information systems changes, but this delay will have only a minor impact on managing the Company.

We intend to determine if contingency plans are needed for any aspect of our business with respect to Year 2000 issues
(including most reasonably likely worst case Year 2000 scenarios), and to create those contingency plans by the end of the first quarter of 1999.


Euro - the new European currency
--------------------------------

The countries of the European Union are expected to adopt a single currency known as the "Euro". The Euro will come into existence on January 1, 1999, and is intended to become the lead currency for Europe, with national currencies expressed as a denomination of the Euro. During the three-and-a-half year transition period following its introduction, countries will be allowed to transact business both in the Euro and in their own currencies. On July 1, 2002, the Euro will be the one and only official currency in European Union countries.

We conduct business in more than 120 countries, generating approximately 50% of revenues outside the United States. A significant portion of our business is conducted in Europe. The introduction of the Euro will require that we make modifications to our internal operations as well as to our external business arrangements. For example, we anticipate that product pricing and sales proposals will need to be prepared in the Euro. Similarly, accounts receivable and accounts payable, as well as various accounting systems will need to be modified to reflect the use of the Euro.

Early in 1997, we established a six-member task force reporting to the chief financial officer to identify the issues related to the introduction of the Euro and to develop and implement a plan to address those issues. The task force has developed a detailed plan for the Euro implementation addressing all areas of operations, both internal and external. Some of the major recommendations of the task force are:
  - create a "Beckman Coulter Euro Info Center" to facilitate worldwide communication related to the Euro;
  - accommodate all of our customers' currency preferences during the transition period;
  - operate in a multi-currency environment (including the Euro, local currency and the US dollar), during the transition period, in all the European countries in which we do business; and
  - set the target date for full implementation as December 1, 2001.

We do not expect the cost of this effort to have a material effect on our business or results of operations. However, we cannot guarantee that all problems will be foreseen and corrected, or that no material disruption of our business will occur. There is also likely to be competitive implications on our pricing and marketing strategies related to the conversion to the Euro; however, we do not know of any such impact at this time.

Business Climate
----------------

In the U.S., the Life Sciences market is showing signs of improvement, stimulated by the general economy. The Diagnostic market is under pressure from significant cost containment efforts and the overall restructuring of the industry. Growth in 1999 is projected to be in the low single digits.

The Asia Pacific market, including Japan, continues to be severely impacted by economic uncertainty. The two key factors are:
     1. the recession in Japan, which is limiting the release of Bioresearch funding; and
     2. the currency crisis which has affected most countries in Southeast Asia.

In general, the European diagnostics and life sciences markets continue to be unfavorably impacted by cost containment initiatives as part of governmental fiscal management policies.
These policies are driven by the requirements for the impending
European monetary union.

Forward Looking Statements
--------------------------

This 10-Q report contains forward-looking statements, including statements regarding, among other items:
     1.   our business strategy;
     2. anticipated trends in our business and plans to reduce indebtedness;
     3.   our liquidity requirements and capital resources;
     4.   anticipated synergies;
     5.   future cost reductions; and
     6. the impact of Year 2000 problems and the Euro conversion on our operations.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:
     1. complexity and uncertainty regarding development of new high-technology products;
     2. loss of market share through aggressive competition in the clinical diagnostics and life sciences markets;
     3. our dependence on capital spending policies and government funding;
     4.   the effect of potential health-care reforms;
     5.   fluctuations in foreign exchange rates and interest rates;
     6.   reliance on patents and other intellectual property;
     7. difficulties, delays or failure in effectively integrating worldwide operations;
     8.   unanticipated Year 2000 or Euro problems; and
     9.   other factors that cannot be identified at this time.

Although we believe we have the product offerings and resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

                              PART II

                         OTHER INFORMATION


Item 1.   Legal Proceedings

          None.

Item 2.   Changes In Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders

          None.

Item 5.   Other Information

          Rosso Retires As CEO

          Louis T. Rosso, Chairman of the Board and the Company's Chief Executive Officer has chosen to retire at age 65. His retirement was effective September 1, 1998. John P. Wareham, the Company's President and Chief Operating Officer since 1993, became the President and Chief Executive Officer. Mr. Rosso will continue as Chairman of the Board.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          11.  Statement re Computation of Per Share Earnings:
               This information is set forth in Note 5, Net Earnings Per Share of the Condensed Consolidated Financial
               Statements included in Part I herein.

          15.  Independent Accountants' Review Report, October 16, 1998

          27. Financial Data Schedule for the nine month period ended September 30, 1998

          27.1 Restated Financial Data Schedule for the nine month period ended September 30, 1997

     b)   Reports on Form 8-K

          None.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BECKMAN COULTER, INC.
                              (Registrant)


Date:  October 23, 1998          by JACK E. SOROKIN
                                    Jack E. Sorokin
                                    Counsel


Date:  October 23, 1998          by PAUL GLYER
                                    Paul Glyer
                                    Treasurer

                           EXHIBIT INDEX
                   FORM 10-Q, THIRD QUARTER, 1998


Exhibit
Number    Description
-------   -----------

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Net Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.       Independent Accountants' Review Report, October 16, 1998

27.       Financial Data Schedule for the nine month period ended
          September 30, 1998

27.1 Restated Financial Data Schedule for the nine month period ended September 30, 1997