Form 10-K
period 1998-12-31
BECKMAN COULTER INC
filed 1999-02-22
CIK 840467

FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1998
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

Indicate by X mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ( )

Aggregate market value of voting stock held by non-affiliates of the registrant as of January 22, 1999: $1,505,218,255.00

Common Stock, $.10 par value, outstanding as of January 22, 1999:
28,636,732 shares.

  Documents incorporated by reference in this report:

     Documents incorporated                       Form 10-K part number
     Annual Report to stockholders for
     the fiscal year ended December 31, 1998      Part I and Part II

     Proxy Statement for the 1998 Annual
     Meeting of Stockholders to be held on
     April 8, 1999                                Part III

                      BECKMAN COULTER, INC.
                             PART I

Item 1. Business

Overview

Beckman Coulter, Inc. (including its subsidiaries, the "Company") is a world leader in providing systems that simplify and automate laboratory processes. The Company designs, manufactures and services a broad range of laboratory systems consisting of instruments, reagents and related products that customers use to conduct basic scientific research, drug discovery research and diagnostic analysis of patient samples. Approximately 80% of the Company's 1998 sales were for clinical diagnostics applications, principally in hospital laboratories, while the remaining sales were for life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. The Company's clinical diagnostic systems address over 75% of the hospital laboratory test volume, including virtually all routine laboratory tests. The Company believes that it is a worldwide market leader in its primary markets, with well-recognized systems and a reputation for high-quality, reliable service.

The Company's systems improve efficiency by automating customer laboratory operations. The design of these systems draws upon the Company's extensive expertise in the chemical, biological, engineering and software sciences. Products for the clinical diagnostics market consist of systems (analytical instruments, reagents, accessories and software) that are used to detect, quantify and classify various substances and cells of clinical interest in human blood and other body fluids. Products for the life science research market include centrifuges, pH meters, flow cytometers, high performance liquid chromatographs, spectrophotometers, laboratory robotic workstations, capillary electrophoresis systems, liquid scintillation systems, DNA sequencers and synthesizers, and the reagents and supplies for their operation. The Company has an installed base of approximately 75,000 systems in over 120 countries, which the Company believes will provide a recurring stream of revenue and cash flows from the sale of reagents, consumables and services after initial placement of the system. Approximately 67% of the Company's 1998 sales were derived from these "after sales", while the remaining sales were derived from the direct placement of systems.

Beckman Coulter's principal executive offices are located at 4300
N. Harbor Blvd., Fullerton, California 92835. Its mailing address is P. O. Box 3100, Fullerton, CA 92834-3100. The telephone number is (714) 871-4848.

Background

The formation of Beckman Coulter began on October 31, 1997 when what was then Beckman Instruments, Inc. acquired Coulter
Corporation. Coulter became a wholly owned subsidiary of Beckman
Instruments, Inc.  Beckman Instruments, Inc. changed its name to
Beckman Coulter, Inc. on April 2, 1998.

The acquisition of Coulter was an extension of the Company's strategy to solidify its position as a leading provider of laboratory systems, adding Coulter's leading market position in hematology and number two position in flow cytometry to Beckman's established positions in clinical chemistry and life sciences. Beckman and Coulter served substantially the same customer base but had essentially no overlap in their product offerings. As a result, the Company expects to be able to enhance the operating efficiency of the combined entities through cross-selling and reduced operating costs. To accomplish these objectives, the Company initiated a program to streamline Coulter's operations and then integrate the two companies. This program, which was substantially completed in 1998, included a global evaluation of all subsidiary structures, sales and service approaches, and staffing levels. In particular, the Company's clinical diagnostics commercial operations have been consolidated. These customers now deal with a single sales force, a single sales administration contact, and a single service organization.

Beckman Instruments, Inc. was founded by Dr. Arnold O. Beckman in 1934, and entered the laboratory market by introducing the world's first pH meter. Beckman became a publicly-traded corporation in 1952. In 1968, Beckman expanded its laboratory instrument focus to include healthcare applications in clinical diagnostics. Beckman was acquired by SmithKline Corporation to form SmithKline Beckman Corporation in 1982, and was operated as a subsidiary of SmithKline Beckman until 1989 when it was divested. Since that time, Beckman, now Beckman Coulter, Inc. has operated as a fully independent, publicly-owned company.

Coulter Corporation was founded by Wallace and Joseph Coulter in 1958. The company was formed to market the "Coulter Counter," an instrument used to determine the distribution of red and white cells in blood. This instrument was based on the "Coulter Principle," which was developed by Wallace Coulter in 1948. The Coulter Principle involved an electronic, automatic way of counting and measuring the size of microscopic particles. Coulter Corporation was a private company and remained under the control of the Coulter family until it was acquired by Beckman in 1997.

Customers and Markets

The two primary segments which the Company serves are the clinical diagnostics market and the life science research market. The Company's clinical diagnostics customers include hospital clinical laboratories, physicians' offices and group practices and commercial reference laboratories (large central laboratories to which hospitals and physicians refer tests). The Company's life science research customers include universities conducting academic research, medical research laboratories, pharmaceutical companies and biotechnology firms. The Company's customers are continually searching for processes and systems that can perform tests faster, more efficiently and at lower costs. The Company believes that its focus on automated, high-throughput systems position it to capitalize on this need.

Virtually all new analytical methods and tests originate in academic research in universities and medical schools. If the utility of a new method or test is demonstrated by fundamental research, it often will then be used by pharmaceutical investigators, biotechnology companies, teaching hospitals or specialized clinical laboratories in an investigatory mode. In some cases, these new techniques eventually emerge in routine, high-volume clinical testing at hospitals and reference labs. Generally, instruments used at each stage from research to routine clinical applications employ the same fundamental processes but may differ in operating features such as number of tests performed per hour and degree of automation. By serving several customer groups with differing needs related through common science and technology, the Company has the opportunity to broadly apply and leverage its expertise.

The clinical diagnostics and the life science research markets are each highly competitive and the Company encounters significant competition in each market from many manufacturers, both domestic and outside the United States. These markets continue to be unfavorably impacted by the economic weakness in Europe and Asia and government cost containment initiatives in Europe as well as health care cost containment generally. The life science research market also continues to be affected by consolidation of pharmaceutical companies and governmental constraints on research and development spending, especially outside of the United States.

Attempts to lower costs and increase efficiencies have led to consolidation among healthcare providers in the United States, resulting in more powerful provider groups that leverage their purchasing power with suppliers to contain costs. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. In addition, consolidation has put pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity. Manufacturers that have the ability to automate a wide variety of tests on integrated workstations have a distinct competitive advantage. Broad testing menus that include immunoassays and routine chemistry tests are highly attractive to laboratories seeking to reduce the number of vendors they utilize. Finally, consolidation has made it increasingly important for suppliers to deploy a highly focused sales force that is able to execute innovative marketing approaches and to maintain a reliable after-sale service network.

The size and growth of the Company's markets are influenced by a number of factors, such as technological innovation in bioanalytical practice, government funding for basic and disease-related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, and healthcare spending and physician practice. As a result of the cost containment pressures and other factors described above, the Company expects growth in both markets to be flat or grow in the low single digits over the short term. The Company expects worldwide healthcare expenditures and diagnostic testing to increase over the long-term, primarily as a result of the following three factors: (1) growing demand for services generated by the aging of the world population, (2) increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer), and (3) expanding demand for improved healthcare services in developing countries.

Products - Overview

The Company offers a wide range of instrument systems and related products, including consumables, accessories, and support services. These can be grouped into the clinical diagnostics and the life science research segments, by type of application. The following table shows the breakdown of sales between the two market segments.

        PRODUCT SALES AS A PERCENT OF TOTAL PRODUCT SALES
                   FOR CATEGORIES REPRESENTING
                  MORE THAN 10 PERCENT OF SALES

                                                        1998  1997  1996
                                                        ----  ----  ----
           Clinical Diagnostics                          78    68    63
           Life Science Research                         22    32    37


Products - Overview - Clinical Diagnostics

The clinical diagnostics market encompasses the detection and monitoring of disease by means of laboratory evaluation and analysis of bodily fluids and other substances from patients. This type of testing is referred to as "in vitro diagnostic" or "IVD" testing. Due to its important role in the diagnosis and treatment of patients, IVD testing is an integral part of overall management of patient care. Additionally, IVD testing is increasingly valued as an effective method of reducing healthcare costs by reducing the length of hospital stays through accurate, early detection of health disorders and management of treatment.

The major diagnostic fields that comprise the IVD industry include clinical chemistry, immunochemistry, microbiology, hematology and blood banking. The IVD industry market was estimated to be $18 billion in 1998 and is estimated to grow at a 4% compound annual rate through the year 2002. The Company primarily serves the hospital and reference laboratory customers of the IVD market, which tend to use more precise, higher volume and more automated IVD systems. Hospital and reference laboratory customers constitute approximately $15.5 billion of the IVD market.

IVD systems are composed of instruments, reagents, consumables, service and data management systems. Instruments typically have a five-to ten-year life and serve to automate repetitive manual tasks, improve test accuracy and speed the reporting of results. Reagents are substances that react with the patient sample to produce measurable, objective results. The consumables vary across application segments but are generally items such as sample containers, adapters, and pipette tips used during test procedures. Reagents, accessories, consumables and services generate significant ongoing revenues for suppliers. Sample handling and preparation devices as well as data management systems are becoming increasingly important components of IVD systems. These system enhancements further improve safety and reduce customer costs through automation. The Company believes that the most important criteria customers use to evaluate IVD systems are operating costs, reliability, reagent quality and service, and that providing a fully integrated system that is cost effective, reliable and easy to use results in loyalty among customers who value consistency and accuracy in test results.

Products - Overview - Life Science Research

Life science research is the study of the characteristics, behavior and structure of living organisms and their component systems. Life science researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes, drug discovery and biotechnology. The Company estimates that in 1997 annual sales to the global life science research market for instrumentation and related service and biochemicals totaled approximately $7.4 billion.

The portions of this market on which the Company focuses are centrifugation and other separation systems, biorobotics for drug screening, electrophoresis for research and development and quality control uses, spectrophotometry, DNA sequencing and synthesis, and liquid scintillation. The Company estimates that 1998 industry wide sales of these portions totaled approximately $5.5 billion in the aggregate. Trends in the life science research industry include the growth in funding for drug discovery by the pharmaceutical and biotechnology industries, driven principally by the desire to accelerate drug discovery and development, and the demand for increased automation and efficiency in pharmaceutical and biotechnology laboratories.

An important application of the Company's systems is for use as a part of the drug discovery process. Pharmaceutical groups require the capability to screen millions of potential drug leads against many new disease targets in shorter time periods. Makers of bioanalytical instruments have addressed this need and helped to make the new approach to drug discovery possible by combining the detection capabilities of bioanalytical instruments with advances in "high-throughput screening." "High-throughput screening" is a general term that refers to the automated systems and new instruments currently being used to accelerate drug discovery.

Product Descriptions - Clinical Diagnostics Products

              Clinical Chemistry Systems - Overview

Clinical chemistry systems use electrochemical detection or chemical reactions with patient samples to detect and quantify substances of diagnostic interest (referred to as "analytes") in blood, urine or other body fluids. Commonly performed tests include protein, glucose, cholesterol, triglycerides, electrolytes, and enzymes. The Company offers a range of automated clinical chemistry systems to meet the testing requirements of varying size laboratories, together with software that allows these systems to communicate with central hospital computers. To save time and reduce errors, systems identify patient samples through barcodes. Automated clinical chemistry systems are designed to be available for testing on short notice twenty-four hours a day. The Company has generally configured its systems for the work flow in medium and large hospitals, but the systems also have application in regional reference labs. Over 180 tests for individual analytes are offered for use with the Company's clinical chemistry systems, which range in price from $45,000 to over $300,000.

   Clinical Chemistry Systems for Automated General Chemistry

                       SYNCHRON(R) Systems

The Company's SYNCHRON line of automated general chemistry systems is a family of modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON line was developed in response to changes in reimbursement policies for hospital and clinical laboratories that required them to be more efficient. The SYNCHRON Systems have been designed as compatible modules which may be used independently or in various combinations with each other to meet the specific needs of individual customers.

The smallest of these modules, the SYNCHRON CX(R)3 (DELTA) Analyzer, introduced in 1994, is an extension of the original SYNCHRON CX(R)3 Analyzer that adds computer enhanced software features, including sample identification using bar codes and up to nine "on-board" chemistries.

The SYNCHRON CX(R)4, CX(R)5, and CX(R)7 Analyzers are random access systems designed to perform routine chemistry profiles as well as some special chemistry profiles. These models are industry leading, innovative systems that are designed to improve laboratory efficiency and enhance laboratory productivity. With an extensive menu of routine chemistry, proteins, therapeutic drugs and drugs of abuse, the SYNCHRON Systems can perform over 85% of the laboratory's general chemistry testing requirements. In 1997, the CX series was enhanced with additional menu and software designed to simplify operator interface and increase throughput capabilities. These enhanced systems are designated the SYNCHRON CX(R)9 ALX and the SYNCHRON CX(R)7 RTS. SYNCHRON CX Systems range in price from $49,000 to $185,000.

The launch in 1997 of the SYNCHRON LX(R)20 Clinical System extended the product line into high volume laboratories. The
SYNCHRON LX20 has twice the throughput of the CX7 system as well as options for additional detection capabilities that will increase opportunity for test menu expansion. The SYNCHRON LX20 is also designed for improved sample handling to minimize required operator interface. The SYNCHRON LX20, together with the SYNCHRON CX product lines, provide product offerings for varying size hospitals worldwide. Depending upon configuration and accessories, SYNCHRON LX20 systems range in price from $150,000 to $300,000.

               Immunochemistry Systems - Overview

Immunochemistry systems, like clinical chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. The key difference is that immunochemistry systems use antibodies harvested from living organisms as the central component in analytical reactions. These antibodies are created by the organism's immune system and, when incorporated in test kits, provide the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, and screen and monitor for cancer and cardiac risk.
Immunochemistry systems have been designed to meet the special requirements of these reactions and to simplify lab processes.
They are able to automatically identify individual patient sample tubes and communicate with the laboratory's central computer. The
Company offers over 60 immunochemistry-based test kits for individual analytes and a range of systems priced from $60,000 to $90,000.

   Immunochemistry Systems and Tests For Automated Immunoassay

The IMMAGE(R) Immunochemistry System, released in 1997, is a high throughput analyzer for specific proteins, various immunologic markers and therapeutic drugs. This system provides automated random access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches. The IMMAGE System builds on the extensive installed base of its predecessor immunochemistry analyzer, the ARRAY(R) 360 Protein and Therapeutic Drug Monitoring System. The ARRAY 360 was the world's first computer enhanced, immunochemistry system offering sample identification using bar codes and bidirectional communication with a laboratory's central computer. The IMMAGE System sells for $70,000 to $90,000.

In 1996, the Company acquired Hybritech Incorporated ("Hybritech"), a San Diego based life sciences and diagnostics company. The acquisition expanded the Company's capabilities for the development and manufacture of high sensitivity immunoassays, including cancer tests. Paramount among these products are a test for prostate specific antigen (PSA), utilized as an aid in the detection (in conjunction with digital rectal examination) and monitoring of prostate cancer. Another test is the OSTASE(R) assay, which is used for the management of postmenopausal osteoporosis, making it the first blood test cleared for such use. During 1998, the Company obtained clearance for a test for free PSA. This test is used in conjunction with the Company's PSA test to assist in determining which patients require further testing and evaluation.

In May of 1997, the Company acquired the Access(R) Immunoassay System product line from Sanofi Diagnostics Pasteur. This product line significantly expands the Company's menu of immunochemistry diagnostic tests, particularly those that require high sensitivity. The Access System serves as a disease state management platform used to assist medical professionals to detect and monitor critical parameters for thyroid function, anemia, blood viruses, infectious disease, cancer, allergy, fertility, therapeutic drugs, diabetes and cardiovascular and skeletal diseases. An ongoing relationship was established with Sanofi Diagnostics Pasteur to research and develop new tests, primarily in the area of infectious disease and blood viruses. The ACCESS System sells for approximately $125,000.

        Electrophoresis Systems For Clinical Diagnostics

The APPRAISE(R) Densitometer and the Paragon(R) Electrophoresis
Systems allow the Company to offer a full range of electrophoresis products that provide specialized protein analysis for clinical laboratories. Paragon reagent kits are used in the diagnosis of diabetes, as well as cardiac, liver and other diseases. The Appraise Densitometer can be used in conjunction with Paragon reagent kits. It ranges in price from $17,000 to $24,000.

In 1995 the Company introduced the first capillary electrophoresis system specifically designed for the clinical laboratory, the Paragon CZE(R) 2000 System. This system is designed to fully automate the manual and somewhat labor intensive conventional electrophoresis analysis of serum protein electrophoresis (SPE) and immunofixation electrophoresis (IFE). Positioned to complement the Paragon gels and the APPRAISE Densitometer, the Paragon CZE 2000 System is targeted at high volume electrophoresis labs worldwide and sells for approximately $95,000.

                    Primary Care Diagnostics

The Company also produces single-use self-contained diagnostic test kits for use in physicians' offices, clinics, hospitals and other medical settings. The Hemoccult(R) occult blood test (OBT) is used as an aid in screening for gastrointestinal disease, most importantly colorectal cancer. In 1994, the Company introduced the FlexSure(R) HP test kit. This test is used as an aid in the diagnosis of H-Pylori infection, which is associated with several gastrointestinal diseases, including peptic ulcers and gastric cancer. A convenient whole blood version of the FlexSure(R) HP test was launched in 1996. In 1997, the Company released the FlexSure(R) OBT immunochemical test. This test is specific for human blood and can detect lower gastrointestinal diseases like colorectal cancer more accurately than the Hemoccult(R) test. In addition, the Company markets the ICON(R) test kits featuring a high sensitivity pregnancy test widely used by health care practitioners. In 1997, the Company acquired the rights to and introduced a user-friendly, next generation product, ICON(R) Fx Strep A test kit that will replace the current ICON Strep A test.

The Company also recently began to introduce the COULTER(R) Ac.T(TM) Hematology Analyzers. These products are low cost automated hematology systems designed to address the low volume market. Models of this system also offer features such as closed tube sampling, which enhances bio-safe operation by reducing the need to handle open sample tubes.

      Cell Counting and Characterization Systems - Overview

The Company's blood cell systems use the principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems fall into two categories: hematology and cytometry. Hematology systems allow clinicians to study formed elements in blood such as red and white blood cells and platelets. The most common diagnostic result is a "CBC" or complete blood count, which provides eight to twenty-three blood cell parameters. Flow cytometers can extend analysis beyond blood to include bone marrow, tumors and other cells. The rise of the AIDS epidemic and the need to monitor subclasses of white cells moved cytometry from largely a research technique into general clinical practice. These systems are automated, use bar codes to identify samples and can communicate with central computers.

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

                 High Volume Hematology Systems

COULTER(R) GEN.S(TM) Hematology System - The COULTER GEN.S System was introduced in 1996. It is the Company's state-of-the-art automated hematology system, providing walkaway, whole blood analysis for CBCs, five-part white blood cell differential, red cell morphology and reticulocyte analysis with automated slide-making from a single blood aspiration. The System automates manual interpretation and result verification through its data management workstation.

COULTER(R) STKS(TM) Hematology System - The COULTER STKS is a cost-effective system designed for high volume clinical laboratories. This system is particularly well suited for commercial reference laboratories which have minimal requirements for automated reticulocytes, but need the ability to measure aged specimens accurately. The STKS hematology system provides a CBC and five-part white blood cell differential, red cell morphology, and semi-automated reticulocyte analysis.

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

High volume hematology systems sell in the $40,000 to $130,000 price range.

                  Low Volume Hematology Systems

COULTER(R) ONYX(TM) Hematology Instruments - The COULTER ONYX analyzer provides a cost-effective option for laboratories that require only a CBC and three-part screening differential. The COULTER ONYX analyzer is available in either a single-sample loading or autoloading configuration for walk-away automation.

COULTER(R) MD(TM) II Hematology Instruments - The COULTER MD II, which was introduced in 1994, is designed to meet the needs of the low volume and "stat" test market. The COULTER MD II analyzer is simple to operate and cost effective, making it ideal for the hospital laboratory second and third shift or by a physician office or group practice. The COULTER MD II analyzer interfaces with a unique software module (called the "Remote Access Laboratory System" or "RALS"). The RALS enables remote operation of the instrument. These instruments are placed at multiple locations amidst the patient population. A standard user interface enables a central laboratory to communicate with the analyzer and control its operation on-line. As a result, samples can be analyzed by untrained operators under central laboratory supervision, thereby providing test result validation, quality assurance, and centralized data management at reduced cost.

The low volume hematology systems typically sell in the price range of $7,500 to $30,000.

                   Flow Cytometry Systems

Flow cytometry systems include an instrument, consumables and related accessories to enable and enhance the performance of these instruments.

COULTER EPICS(R) ALTRA(TM) Cell Sorter/Flow Cytometer - The COULTER EPICS ALTRA Cytometer is a state-of-the-art cell sorter and flow cytometer for advanced diagnostics and research. It is designed to perform sophisticated cell analysis and sorting applications using the Company's extensive portfolio of reagents. The COULTER EPICS ALTRA instrument simultaneously performs complex multi-parameter applications such as DNA analysis, physiologic measurements, chromosome enumeration and the study of the hematopoetic process. The cell sorting capability of the system allows for the rapid separation of very large numbers of specific cell populations from a heterogeneous mixture. ALTRA systems typically sell for $200,000 to $400,000.

COULTER EPICS(R) XL(TM) Flow Cytometer with System II(TM) Software -- The COULTER EPICS XL Cytometer with System II Software is a state-of-the-art benchtop flow cytometer used primarily to analyze white blood cells in clinical and clinical research settings. Because the system is flexible and upgradeable with varying sample preparation systems, it has proven successful in different environments, from research labs to high and low volume hospital and commercial labs. These systems generally sell for $65,000 to $110,000.

COULTER TQ-Prep(TM) - The Coulter TQ-Prep was introduced in 1997.
This third generation product provides a consistent, standardized method for preparing whole blood for flow cytometric analysis.
These products sell for $15,000 to $20,000.

Product Descriptions - Life Science Research Products

The Company offers a wide range of life science research discovery systems that are used to advance basic understanding of life processes and in the related activities of therapeutic development. Product categories include centrifuges, flow cytometers, life sciences laboratory automation, DNA sequencers and synthesizers, high performance liquid chromatography ("HPLC"), capillary electrophoresis, spectrophotometry and liquid scintillation.

Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA and other cellular components to retain their biological activity. Centrifuges are offered in a wide range of models priced from $2,000 to $250,000.

Flow cytometers rapidly count and categorize multiple types of cells in suspension. Common research applications include blood, bone marrow and tumor cells for the study of AIDS, leukemias and lymphomas. These systems are also useful in clinical applications and sell in the $70,000 to $400,000 range.

Life science research laboratory automation consists of integrated workstations and robotics that automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations include the dispensing, measuring, dilution and mixing of samples and analysis of reactions. A key application is for high throughput screening of candidate compounds in drug discovery research. These systems become functional through sophisticated scheduling and data handling software. Prices range from $50,000 to $500,000.

DNA sequencers and synthesizers allow researchers to determine their component sequence through electrophoretic separation or to assemble strands of DNA molecules. These techniques are central to biotechnology science and the genetic understanding of life processes. Systems sell in the range of $12,000 to $90,000.

HPLC uses pressurized solvents to mobilize sample mixtures through columns packed with solid or gel phase separating agents. This technique is capable of separating very complex mixtures of both organic and inorganic molecules. The Company focuses on biologically related applications, including protein purification, with systems that range from $20,000 to $50,000. In addition, the Company also provides specialized software that is capable of recording, manipulating and archiving data from multiple HPLC systems. This type of software is essential to the pharmaceutical development process and installations can range from $20,000 to over $1,000,000.

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

Competition

The markets for the Company's products are highly competitive, with many companies participating in one or more parts of each market segment. Competitors in the clinical diagnostics market include Abbott Laboratories (Abbott Diagnostics Division), Bayer Diagnostics, Dade Behring, Inc., Becton Dickinson and Company, Johnson & Johnson (Ortho Diagnostics Division), Roche (Roche Boehringer Mannheim Diagnostics Division) and Sysmex Corporation of America (a subsidiary of TOA Medical Electronics Co. Ltd.). Competitors focused more directly in the life science research market include Amersham Pharmacia Biotech p.l.c., Bio-Rad Laboratories, Inc., Hewlett-Packard Company, Hitachi, Packard BioScience Company, The Perkin-Elmer Corporation, Sorvall Products LP and Waters Corporation. Competitors include divisions or subsidiaries of corporations with substantial resources. In addition, the Company competes with several companies that offer reagents, consumables and service for laboratory instruments that are manufactured by the Company and others.

The Company competes primarily on the basis of improved laboratory productivity, product quality, products combining to meet multiple instrument needs, technology, product reliability, service and price. Management believes that its extensive installed instrument base provides the Company with a competitive advantage in obtaining both follow-on instrument sales and After Sales business.

Research and Development

The Company's new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers' laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, automated sample processing and information technologies. The Company's research and development teams are skilled in optics, chemistry, electronics, software and mechanical and other engineering disciplines, in addition to a broad range of biological and chemical sciences.

Both Beckman and Coulter historically invested considerable capital on research and development efforts, contributing to their leadership in their respective markets and a consistent flow of new products. The Company's research and development expenditures were $171.4 million in fiscal 1998, $123.6 million in 1997, and $108.4 million in 1996.

Sales and Service

The Company has sales in over 120 countries and maintains its own marketing, service and sales forces in major markets throughout the world. Most of the Company's products are distributed by the Company's sales groups; however the Company employs independent distributors to serve those markets that are more efficiently reached through such channels.

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

The Company's ability to provide immediate after sales service and technical support is critical to customer satisfaction. This includes capabilities to provide immediate technical support by phone and to deliver parts or have a service engineer on site within hours. To have such capabilities on a global basis requires a major investment in personnel, facilities, and other resources. The Company's large, existing installed base of instruments makes the required service and support infrastructure financially viable. The Company considers its reputation for service responsiveness and competence and its worldwide sales and service network to be important competitive assets.

Patents and Trademarks

To complement and protect the innovations created by the Company's research and development efforts, the Company has an active patent protection program which includes approximately 750 active U.S. patents and patent applications. Of this number, approximately 280 relate to the life science research segment and the remaining 470 relate to the clinical diagnostics segment. The Company also files important corresponding applications in principal foreign countries. The Company has taken an aggressive posture in protecting its patent rights; however, no one patent is considered essential to the success of the business.

The Company's primary trademarks are "Beckman" and "Coulter", with the trade name being "Beckman Coulter". During 1998, the Company also adopted a new logo. The Company vigorously protects its primary trademarks, which are used on the Company's products and are recognized throughout the worldwide scientific and diagnostic community. The Company owns and uses secondary trademarks on various products, but none of these secondary trademarks is considered of primary importance to the business.

Year 2000 Compliance

Information with respect to this subject is incorporated by reference to the section entitled "Management's Discussion and Analysis" of the Company's Annual Report to Stockholders for the year ended December 31, 1998.

Government Regulations

Certain of the Company's products are subject to regulations of the U.S. Food and Drug Administration (the "FDA"). These laws and regulations require products to be developed and manufactured in accordance with "good manufacturing practices". The laws and regulations also require the products to be safe and effective and require the labeling of the products to conform with specific requirements. Testing is conducted to demonstrate performance claims and to provide other necessary assurances. Clinical systems and reagents must be reviewed by the FDA before sale and, in some instances, are subject to product standards, other special controls, or a formal FDA premarket approval process.
New federal regulations under the Clinical Laboratory Improvement Amendments of 1988 will, if fully implemented, require regulatory review and approval of quality assurance protocols for the Company's clinical reagent products. While adding to the overall regulatory review process, this is not expected to materially affect the sale of the Company's products. Certain of the Company's products are subject to comparable regulations in other countries as well.

In 1993 the member states of the European Union (EU) began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). The Company's manufacturing operations in its Brea, Carlsbad, Fullerton, Palo Alto, Porterville and San Diego, California; Miami and Hialeah, Florida; Florence, Kentucky; Allendale, New Jersey; Sharon Hill, Pennsylvania; Chaska, Minnesota; Naguabo, Puerto Rico; Galway, Ireland; Australia, France, Germany, Hong Kong, and South Africa facilities have been certified as complying with the requirements of ISO 9000. Many of the Company's international sales and service subsidiaries have also been certified, including those located in Australia, Austria, Canada, China, France, Germany, Italy, the Netherlands, Poland, Singapore, South Africa, Spain, Sweden, Switzerland and the United Kingdom.

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

To address contingent environmental costs, the Company establishes reserves when the costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements (and taking third party indemnities into consideration), the reserves established by the Company for environmental expenditures are adequate.
Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on the Company's operations, financial condition, or liquidity, although no assurance can be given in this regard.

In 1983, the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The Company has completed substantially all of the required work. SmithKline Beckman, the Company's former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company's earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham, assumed the obligations of SmithKline Beckman in this respect.

In 1987, soil and groundwater contamination was discovered on property in Irvine, California (the "property") formerly owned by the Company. In 1988, The Prudential Insurance Company of America ("Prudential"), which purchased the property from the Company, filed suit against the Company in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims.

Soil and groundwater remediation of the property have been in process since 1988. During 1994, the County agency overseeing the site soil remediation formally acknowledged completion of remediation of a major portion of the soil, although there remain other areas of soil contamination that may require further remediation. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for the upper water bearing unit. The Company and Prudential continued to operate a groundwater treatment system throughout 1998 and expect to continue its operation in 1999.

Investigations on the property are continuing. During 1998, two additional areas of soil requiring remediation were identified.
Work on one area was completed in 1998. Work on the second area should be completed in 1999. The Company believes that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations will not have a material adverse effect on the Company's operations, financial position, or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

Employee Relations

As of December 31, 1998, the Company had approximately 7,300 employees located in the United States and approximately 2,700 employees in international operations. The Company believes its relations with its employees are good.

Geographic Area Information

Information with respect to the above-captioned item is incorporated by reference to Note 16, "BUSINESS SEGMENT INFORMATION" of the Consolidated Financial Statements of the Company's Annual Report to Stockholders for the year ended December 31, 1998.

Forward Looking Statements

This 10-K report and its exhibits contain forward-looking statements, including among other items, statements regarding the potential growth of the Company's markets, the position of the Company's products in those markets, and the expected results of the Company's marketing strategies. These forward-looking statements are based on the Company's expectations and are subject to a number of risks and uncertainties, some of which are beyond the Company's control. Actual outcomes could differ from those anticipated by these forward-looking statements as a result of a number of factors, including, among other things, the impact of economic conditions in Europe and Asia, government cost containment initiatives, reduction in potential market as a result of consolidation among customers, introduction of competitive systems or products, and the actual extent and timing of cost savings.

Item 2.  Properties

The Company's primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California; Chaska, Minnesota; and Hialeah, Opa Locka and Miami Lakes, Florida. Component manufacturing support facilities for parts and electronic subassemblies are located in Fullerton and Porterville, California. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Carlsbad, San Diego and Palo Alto, California; Chaska, Minnesota; Naguabo, Puerto Rico; Florence, Kentucky; Galway, Ireland; Germany; France; Mexico; Japan; Brazil; Australia; Argentina Venezuela and Hong Kong.

Part of the Company's computer software products business is located in Allendale, New Jersey and its facility for the production of Hemoccult(R) test kits and related products is located in Sharon Hill, Pennsylvania. A portion of the Company's laboratory robotics operations (Sagian) are conducted in leased facilities in Indianapolis, Indiana. The Company's principal distribution locations are in Brea and Fullerton, California; Chaska, Minnesota; Somerset, New Jersey; Frankfurt, Germany; and Paris, France. The Company's European Administration Center is located in Nyon, Switzerland.

The Company owns the facilities located in Carlsbad, Fullerton, and Porterville, California; Naguabo, Puerto Rico; and some of the facilities in Hialeah, Florida. All of the other facilities are leased. All manufacturing facilities located outside of the U.S. are leased with the exception of Germany, France, Japan, Brazil and Australia. In October 1998, the Company announced that it was relocating the reagent manufacturing operations conducted in San Diego, California and Naguabo, Puerto Rico to the Carlsbad, California and Chaska, Minnesota facilities. These relocations are expected to be completed by the end of 1999.

The Brea and Palo Alto, California; Miami, Florida; and Chaska, Minnesota facilities previously were owned by the Company. On June 25, 1998, the Company sold the four properties. At the same time, the Company entered into long-term ground leases for the California and Minnesota properties and Coulter entered into a long-term ground lease for the Miami property. The initial term of each of the leases is twenty years, with options to renew for up to an additional thirty years. The aggregate proceeds from the sale of the four properties (paid in cash at closing) totaled $242.8 million before closing costs and transaction expenses. These proceeds were used to reduce the debt incurred in financing the acquisition of Coulter.

The Company believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

Item 3. Legal Proceedings

The Company and its subsidiaries are involved in a number of lawsuits which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any such lawsuits will have a material adverse effect on its operations, financial position, or liquidity. However, no assurance can be given as to the ultimate outcome with respect to such lawsuits. The resolution of such lawsuits could be material to the Company's operating results for any particular period, depending upon the level of income for such period.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 1998.

Executive Officers of the Company

The following is a list of the executive officers of the Company as of February 4, 1999, showing their ages, present positions and offices with the Company and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

John P. Wareham, 57, Chairman of the Board, President and
                     Chief Executive Officer

Mr. Wareham has been Chairman of the Board since February, 1999,
Chief Executive Officer since September 1998, and President of the
Company since 1993.  He served as the Company's Chief Operating
Officer from 1993 to September 1998 and as Vice President,
Diagnostic Systems Group from 1984 to 1993. Prior thereto, he had been President of Norden Laboratories, Inc., a wholly owned subsidiary of SmithKline Beckman engaged in developing, manufacturing and marketing veterinary pharmaceuticals and vaccines. Mr. Wareham first joined SmithKline Corporation, a predecessor of SmithKline Beckman, in 1968. He is a director of the Health Industry Manufacturers Association. Mr. Wareham has been a director of the Company since 1993.

Albert R. Ziegler, 60, Senior Vice President, Diagnostics Commercial
                       Operations

Mr. Ziegler was named Senior Vice President, Diagnostics Commercial Operations in January, 1999. He had been Vice President, Clinical Chemistry Division since October 1997 and Vice President, Diagnostics Development Center since 1994. He joined the Company in 1986 as Vice President, North America Operations for the Diagnostic Systems Group. Prior thereto, he had been President of Branson Ultrasonics Corporation, a manufacturer of industrial ultrasound instruments and a subsidiary of SmithKline Beckman until the divestiture of SmithKline Beckman's industrial instruments businesses in 1984. Mr. Ziegler first joined SmithKline Beckman in 1971.

Edgar E. Vivanco, 55, Senior Vice President, Diagnostics Development and
                      Corporate Manufacturing

Mr. Vivanco was named Senior Vice President, Diagnostics Development and Corporate Manufacturing in January, 1999. He had been President of Coulter Corporation and Vice President of the Cellular Analysis Division since November 1997, and previously was Vice President of the Biotechnology Development Center. Mr. Vivanco joined Beckman in 1971 as a microbiologist at the Microbics Operations in La Habra, California. In 1973, he moved to Carlsbad as a Development Microbiologist and became Production Manager in 1975, Manufacturing Manager in 1978, and Site Manager in 1986. In 1987, he became Technical Operations Manager for the Diagnostics Operations and in 1990, became Director of Worldwide Reagents and Chemical Processing.

Dennis K. Wilson, 63, Vice President, Finance and Chief Financial Officer

Mr. Wilson has been Vice President, Finance and Chief Financial Officer of the Company since 1993. He served as Vice President, Treasurer of the Company from 1989 until his current appointment. Prior thereto, he had been Vice President, Corporate Accounting and Assistant Controller of SmithKline Beckman since 1984. Mr. Wilson first joined the Company in 1969.

Jack Finney, 60, Vice President, Bioresearch Division

Mr. Finney has been Vice President, Bioresearch Division since 1997. He first joined the Company in 1962 as a customer service specialist, became product line manager in 1965 and marketing manager in 1971 at Beckman's Spinco Division in Palo Alto, California. He became Manager in 1981 of Altex Scientific Operations in Berkeley, California and in 1985 Vice President and Manager of the Altex Division in San Ramon, California. In 1991, he was named Vice President of Product Development for the Spinco Business Unit, and in 1994, was assigned overall responsibility for the centrifuge business.

James T. Glover, 48, Vice President and Controller

Mr. Glover has been Vice President and Controller of the Company since 1993. From 1989 until assuming his current position, he was Vice President, Controller - Diagnostic Systems Group. Mr. Glover joined the Company in 1983, serving in several management positions, including a two-year term at Allergan, Inc., then a Company affiliate. Prior to 1983, he held management positions with KPMG LLP and another Fortune 500 Company.

William H. May, 56, Vice President, General Counsel and Secretary

Mr. May has been Vice President, General Counsel and Secretary of the Company since 1985 and has been General Counsel and Secretary of the Company since 1984. Mr. May first joined the Company in 1976.

Fidencio Mares, 52, Vice President, Human Resources and Corporate
                  Communications

Mr. Mares was named Vice President, Human Resources and Corporate Communications of the Company in 1995. Prior thereto he had been President of The Gas Company of Hawaii. Before that he was Senior Vice President of Administration and Human Resources for Pacific Resources, Inc., Corporate Wage and Salary Manager and Corporate Human Resources Services Manager for Getty Oil Company/Texaco, Inc., and held various human resources managerial positions at Southern California Edison.

Paul Glyer, 42, Treasurer

Mr. Glyer has been Treasurer of the Company since 1993. From 1995 to 1998 he additionally assumed the position of Director, Corporate Business Development and Licensing. He served as Assistant
Treasurer since 1989 when he first joined the Company.

PART II

Item 5.  Market for the Registrant's Common Stock and Related Stockholder
Matters

As of January 22, 1999 there were approximately 7,614 holders of record of the Company's common stock. During 1998 the Company paid three consecutive quarterly dividends of fifteen cents per share of common stock, and one dividend of sixteen cents per share, for a total of sixty-one cents per share for the year. During 1997, the Company paid four consecutive quarterly dividends of fifteen cents per share of common stock, for a total of sixty cents per share for the year.
Under the terms of the Company's principal credit agreement, which expires on October 31, 2002, dividend payments are limited but not prohibited. To date this limitation has not had an impact on the Company's dividends and is not expected to have an impact in the foreseeable future. Additional information with respect to the above-captioned item is incorporated herein by reference to the section entitled "QUARTERLY INFORMATION (UNAUDITED)" of the company's annual report to stockholders for the year ended December
31, 1998.

Item 6.  Selected Financial Data

Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled
"SELECTED FINANCIAL INFORMATION" of the Company's Annual Report to Stockholders for the year ended December 31, 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled
"MANAGEMENT'S DISCUSSION AND ANALYSIS" of the Company's Annual
Report to Stockholders for the year ended December 31, 1998.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Information with respect to the above-captioned Item is incorporated by reference to the section entitled "FINANCIAL RISK
MANAGEMENT" of the Company's Annual Report to Stockholders for the year ended December 31, 1998.

Item 8.  Financial Statements and Supplementary Data

Information with respect to the above-captioned Item is incorporated by reference to the sections entitled "FINANCIAL REVIEW", "CONSOLIDATED BALANCE SHEETS", "CONSOLIDATED STATEMENTS OF OPERATIONS", "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY", "CONSOLIDATED STATEMENTS OF CASH FLOWS", "QUARTERLY INFORMATION", "INDEPENDENT AUDITORS' REPORT" and the notes to these sections of the Company's Annual Report to Stockholders for the year ended December 31, 1998.

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosures

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Directors - the information with respect to directors required by this Item is incorporated herein by reference to those parts of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 8, 1999 entitled "ELECTION OF DIRECTORS" and "ADDITIONAL INFORMATION ABOUT BOARD OF DIRECTORS."

Executive Officers - The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11.  Executive Compensation

The information with respect to executive compensation required by this item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 8, 1999 entitled "EXECUTIVE COMPENSATION", excluding those sections entitled "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information with respect to security ownership required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 8, 1999 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13.  Certain Relationships and Related Transactions

The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held April 8, 1999 entitled "BOARD OF DIRECTORS INFORMATION, Compensation Committee Interlocks and Insider Participation."

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

          2.1 Stock Purchase Agreement among Coulter Corporation, The Stockholders of Coulter Corporation and the Company, dated as of August 29, 1997 (incorporated by reference to Exhibit
               2.1 of the Company's Report on Form 8-K dated November 13, 1997, File No. 001-10109). (Note: Confidential treatment has been obtained for portions of this document.)

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

          3.3 Fourth Restated Certificate of Incorporation dated April 2, 1998 (incorporated by reference to Exhibit 3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).

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

          4.4 Senior Indenture between the Company and The First National Bank of Chicago as Trustee, dated as of May 15, 1996, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to
               Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

          4.5 7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

          4.6 Amendment 1998-1 to the Company's Employees' Stock Purchase Plan dated December 9, 1998.

          4.7 Stockholder Protection Rights Agreement dated as of February 4, 1999 (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed with the Securities and Exchange Commission on February 8, 1999, File No. 99523266).

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

          10.3 Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998.

          10.4 Loan Agreement (Multiple Advance), dated September 30, 1993, between Beckman Instruments (Japan) Limited and the Industrial Bank of Japan, Limited (English translation, including certification as to accuracy; original document executed in Japanese) (incorporated by reference to Exhibit
               10.31 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, file No. 001-10109).

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

          10.7 Benefit Equity Amended and Restated Trust Agreement between the Company and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1997, File No. 001-10109).

        * 10.8 The Company's Annual Incentive Plan for 1997, adopted by the Company in 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109.

        * 10.9 The Company's Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997 (incorporated by reference to Exhibit 10 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1997, File No. 001-10109).

       * 10.10 Amendment to the Company's Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to
               Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed January 13, 1998,
               Registration No. 333-24851.

       * 10.11 The Company's Incentive Compensation Plan, as amended by the Company's Board of Directors on October 26, 1988 and as amended and restated by the Company's Board of Directors on March 28, 1989 (incorporated by reference to Exhibit 10.16 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1989, File No. 001-10109).

       * 10.12 Amendment to the Company's Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form S-8 Registration statement, filed January 13, 1998, Registration No. 33-31573).

       * 10.13 Restricted Stock Agreement and Election (Cycle Three - Economic Value Added Incentive Plan), adopted by the Company in 1996 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No. 001-10109).

       * 10.14 Form of Restricted Stock Agreement, dated as of January 3, 1997, between the Company and certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).

       * 10.15 The Company's Supplemental Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to
               Exhibit 10.4 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1990, File No. 001-10109).

       * 10.16 Amendment 1995-1 to the Company's Supplemental Pension Plan, adopted by the Company in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

       * 10.17 Amendment 1996-1 to the Company's Supplemental Pension Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

       * 10.18 Stock Option Plan for Non- Employee Directors (Amended and Restated effective as of August 7, 1997), incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration
               No. 333-37429.

       * 10.19 Form of Change in Control Agreement, dated as of May 1, 1989, between the Company, certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.34 of the Company's Annual
               Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December
               31, 1989, File No. 001-10109).

       * 10.20 Agreement Regarding Retirement Benefits of Albert Ziegler, dated June 16, 1995, between the Company and Albert Ziegler (incorporated by reference to exhibit 10.22 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-10109).

       * 10.21 Agreement Regarding Retirement Benefits of Fidencio M. Mares, adopted and dated April 30, 1996, between the Company and Fidencio M. Mares (incorporated by reference to Exhibit
               10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

         10.22 Amendment 1997-1 to the Company's Employees' Stock Purchase Plan, adopted effective January 1, 1998 and dated October 20, 1997 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

       * 10.23 The Company's Amended and Restated Deferred Directors' Fee Program, amended as of June 5, 1997 (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

       * 10.24 Amendment 1997-2 to the Company's Supplemental Pension Plan, adopted as of October 31, 1997 (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

       * 10.25 Form of Restricted Stock Award Agreement between the Company and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

       * 10.26 Form of Stock Option Grant for non-employee Directors (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

       * 10.27 The Company's Employees' Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995, File No. 33-65155 (incorporated by reference to Exhibit
               10.29 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).

       * 10.28 The Company's Option Gain Deferral Program, dated January 14, 1998 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-24851).

       * 10.29 Form of Coulter's Special Incentive Plan and Sharing Bonus Plan, assumed by the Company October 31, 1997 (incorporated by reference to Exhibit 10.38 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).

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

         10.33 Amendment No. 1 dated April 3, 1998 to the Credit Agreement by and among the Company, as borrower, the Initial Lenders and the Issuing Banks named therein, and Citicorp USA, Inc. as Agent dated October 31, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).

       * 10.34 Amendment No. 1998-1, adopted and effective as of April 2, 1998 to the Company's 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).

       * 10.35 1998 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).

         10.36 Lease Agreement made as of June 25, 1998 among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.5 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

         10.37 Lease Agreement made as of June 25, 1998 between Beckman Coulter, Inc., and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.6 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

         10.38 Lease Agreement made as of June 25, 1998 between Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.7 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

         10.39 Lease Agreement made as of June 25, 1998 among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.8 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

         10.40 Lease Modification Agreement made as of June 25, 1998 among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.9 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

         10.41 Lease Modification Agreement made as of June 25, 1998 among Beckman Coulter, Inc. and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.10 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

         10.42 Lease Modification Agreement made as of June 25, 1998 among Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.11 of the Company's current report on Form 8-K filed with the Securities and Exchange
               Commission on July 9, 1998, File No. 001-10109).

         10.43 Lease Modification Agreement made as of June 25, 1998 among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.12 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

         10.44 Guaranty of Lease, executed as of June 25, 1998, by Beckman Coulter, Inc. for the benefit of Cardbeck Miami Trust (incorporated by reference to Exhibit 2.13 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

       * 10.45 The Company's Amended and Restated Executive Deferred Compensation Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69249).

       * 10.46 The Company's Amended and Restated Executive Restoration Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18,1998, Registration No. 333-69251).

        * 10.47 The Company's Amended and Restated Savings Plan dated December 24, 1998, effective as of September 1998
                (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 10, 1999, Registration No. 333-72081).

        * 10.48 Amendment 1998-1, adopted and effective as of April 2, 1998 to the Company's 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-10109)

          11. Statement regarding computation of per share earnings: This information is incorporated by reference to the discussions of "Earnings (Loss) Per Share" located in Notes 1 and 15 of the Consolidated Financial Statements of the Company's Annual Report to Stockholders for the year ended December 31, 1998.

          13.   WORDS ON NUMBERS

          21.   Subsidiaries.

          23.   Consent of KPMG LLP

          24.   Power of Attorney (included herein on the signature page).

          27.   Financial Data Schedule.

    (b)   Reports on Form 8-K During Fourth Quarter ended December 31, 1998.

           The following reports on Form 8-K were filed since September 30,
           1998

           Item 5. Other Events. Stockholder Protection Rights Agreement dated as of February 4, 1999 filed February 8, 1999

                      Beckman Coulter, Inc.

                            INDEX TO
               FINANCIAL STATEMENTS AND SCHEDULES

The consolidated financial statements of the Company and the related report of KPMG LLP, dated January 22, 1999 are incorporated by reference to the section entitled "WORDS ON
NUMBERS" filed as Exhibit 13 to this Form 10-K.

The information required to be reported in the Supplementary Financial Schedule entitled, II Valuation and Qualifying Accounts Accounts, for the three year period ended December 31, 1998 is set forth in Note 17 Supplementary Information of the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of the Company's Annual Report to Stockholders for the year ended December 31, 1998. Schedules not included herein have been omitted because they are not applicable, are no longer required or the required information is presented in the consolidated financial statements or in the notes to the consolidated financial statements.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BECKMAN COULTER, INC.

                              By   JOHN P. WAREHAM
                                   John P. Wareham
                                   Chairman of the Board, President
                                   and Chief Executive Officer

                         POWER OF ATTORNEY

     Each person whose signature appears below appoints John P. Wareham, Dennis K. Wilson, William H. May, Paul Glyer and James
T. Glover, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature              Title                                   Date
---------              -----                                   ----

JOHN P. WAREHAM       Chairman of the Board, President     February 4, 1999
John P. Wareham       and Chief Executive Officer

D. K. WILSON          Vice President, Finance and Chief    February 4, 1999
Dennis K. Wilson      Financial Officer
                      (Principal Financial Officer)

JAMES T. GLOVER       Vice President and Controller        February 4, 1999
James T. Glover       (Principal Accounting Officer)

HUGH K. COBLE            Director                          February  4, 1999
Hugh K. Coble

CAROLYN K. DAVIS         Director                          February 4, 1999
Carolyne K. Davis, Ph.D.

Signature                Title                                Date
---------                -----                                ----

PETER B. DERVAN          Director                          February 4, 1999
Peter B. Dervan, Ph.D.

RONALD W. DOLLENS        Director                          February 4, 1999
Ronald W. Dollens

CHARLES A. HAGGERTY      Director                          February 4, 1999
Charles A. Haggerty

GAVIN HERBERT            Director                          February 4, 1999
Gavin S. Herbert

VAN B. HONEYCUTT         Director                          February 4, 1999
Van B. Honeycutt

WILLIAM N. KELLEY        Director                          February 4, 1999
William N. Kelley, M.D.

C. RODERICK O'NEIL       Director                          February 4, 1999
C. Roderick O'Neil

BETTY WOODS              Director                          February 4, 1999
Betty Woods

                         INDEX TO EXHIBITS
Exhibit
Number    Exhibit
------    -------

4.6 Amendment 1998-1 to the Company's Employees' Stock Purchase Plan dated December 9, 1998.

10.3 Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998

13.       WORDS ON NUMBERS

21.       Subsidiaries

23.       Consent of KPMG Peat Marwick LLP

27.       Financial Data Schedule