Form 10-Q
period 1999-03-31
BECKMAN COULTER INC
filed 1999-04-30
CIK 840467

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C. 20549

(Mark One)
(X)Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

          For the quarterly period ended March 31, 1999

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


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Outstanding shares of common stock, $0.10 par value, as of April 27, 1999: 28,675,372 shares.

                             PART I

                      FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations for the three month periods
          ended March 31, 1999 and 1998

          Condensed Consolidated Balance Sheets
          as of March 31, 1999 and December 31, 1998

          Condensed Consolidated Statements of
          Cash Flows for the three month periods
          ended March 31, 1999 and 1998

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

Item 3.   Defaults Upon Senior Securities

Item 4.   Submission of Matters to a Vote of
          Security-Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                    BECKMAN COULTER, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
 (Amounts in Millions, Except Amounts Per Share and Share Data)
                            Unaudited

                                          Three Months
                                              Ended
                                            March 31,
                                         1999      1998
                                         ----      ----
Sales                                    $405.1    $399.4

Cost of sales                             211.2     229.8
                                          -----     -----
Gross profit                              193.9     169.6

Operating expenses:
  Selling, general and
   administrative                          111.8    119.7
  Research and development                  38.8     41.6
                                           -----    -----
    Total operating expenses               150.6    161.3
                                           -----    -----
Operating income                            43.3      8.3

Nonoperating expenses:
  Interest income                           (2.0)    (3.2)
  Interest expense                          18.2     26.2
  Other, net                                 2.0     (2.3)
                                           -----    -----
    Total nonoperating expenses             18.2     20.7
                                           -----    -----
Earnings (loss) before income taxes         25.1    (12.4)
Income tax expense (benefit)                 8.0     (4.0)
                                           -----    -----
Net earnings (loss)                        $17.1   $ (8.4)
                                           =====    =====
Basic earnings (loss) per share            $0.60   $(0.30)

Weighted average number of shares
outstanding (in thousands)                28,460   27,704

Diluted earnings (loss)per share           $0.58   $(0.30)

Weighted average number of shares and
dilutive shares outstanding (in
thousands)                                29,558   27,704

Dividends declared per share               $0.16   $ 0.15


See accompanying Notes to Condensed Consolidated Financial
Statements.

                BECKMAN COULTER, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS
         (Amounts in Millions, Except Amounts per Share)
                            Unaudited

                                               March     December
                                                 31,        31,
                                                1999       1998
                                                ----       ----

Assets
Current assets:
  Cash and equivalents                         $  19.1   $  24.7
  Trade receivables and other                    570.9     540.2
  Inventories                                    313.6     302.8
  Deferred income taxes                           57.1      60.5
  Other current assets                            31.6      28.4
                                                 -----     -----
    Total current assets                         992.3     956.6

Property, plant and equipment, net               306.6     309.4
Intangibles, less accumulated amortization of
  $32.5 in 1999 and $27.6 in 1998                414.2     419.1
Goodwill, less accumulated amortization of
  $17.6 in 1999 and $14.9 in 1998                353.0     356.1
Other assets                                      69.7      92.1
                                               -------   -------
  Total assets                                $2,135.8  $2,133.3
                                               =======   =======

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities of
   long-term debt                             $  117.1  $  135.1
  Accounts payable, accrued expenses and
   other liabilities                             488.6     523.0
  Income taxes payable                            65.6      61.2
                                               -------   -------
    Total current liabilities                    671.3     719.3

Long-term debt, less current maturities        1,016.3     982.2
Other liabilities                                317.4     304.9
                                               -------   -------
    Total liabilities                          2,005.0   2,006.4

Stockholders' equity:
  Preferred stock, $0.10 par value;
   authorized 10.0 shares; none issued              -        -
  Common stock, $0.10 par value; authorized
   75.0 shares; shares issued 29.1 at 1999
   and 1998; shares outstanding 28.5
   at 1999 and 28.4 at 1998                       2.9        2.9
  Additional paid-in capital                    133.1      131.9
  Retained earnings                              47.9       35.4
  Accumulated other comprehensive loss:
   Cumulative foreign currency translation
   adjustment                                   (25.2)     (13.9)
  Treasury stock, at cost                       (27.9)     (29.4)
                                              -------    -------
    Total stockholders' equity                  130.8      126.9

    Total liabilities and stockholders'
     equity                                  $2,135.8   $2,133.3
                                             ========   ========

   See accompanying Notes to Condensed Consolidated Financial Statements.

                      BECKMAN COULTER, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Amounts in Millions)
                            Unaudited

                                               Three Months Ended
                                                    March 31,
                                                 1999      1998
                                                 ----      ----
Cash Flows from Operating Activities
  Net earnings (loss)                            $17.1   $ (8.4)
  Adjustments to reconcile net earnings
  (loss) to net
  cash provided(used) by operating
  activities:
   Depreciation and amortization                  37.6     29.3
   Net deferred income taxes                      (0.6)    (0.7)
   Proceeds from sale of sales-type lease
    receivables                                   18.7     31.5
   Changes in assets and liabilities:
    Trade and other receivables                  (33.4)    18.1
    Inventories                                  (11.9)    (5.9)
    Accounts payable, accrued expenses and
     other liabilities                           (30.1)  (102.4)
    Accrued restructuring costs                   (3.3)    (2.9)
    Income taxes payable                           4.4     (7.2)
    Other                                         16.5    (22.0)
                                                 -----    -----
     Net cash provided (used) by operating
      activities                                  15.0    (70.6)
                                                 -----    -----
Cash Flows from Investing Activities
  Additions to property, plant and equipment     (35.5)   (29.0)
  Net disposals of property, plant and
   equipment                                       0.6     10.1
  Sale of investments                               -       9.7
                                                 -----    -----
     Net cash used by investing activities       (34.9)    (9.2)
                                                 -----    -----
Cash Flows from Financing Activities
  Dividends to stockholders                       (4.6)    (4.3)
  Proceeds from issuance of stock                  3.1      3.8
  Notes payable (reductions) borrowings          (13.2)     8.6
  Long-term debt borrowings                       35.0    447.2
  Long-term debt reductions                       (6.2)  (377.6)
                                                 -----    -----
     Net cash provided by financing
      activities                                  14.1     77.7
                                                 -----    -----
Effect of exchange rates on cash and
 equivalents                                       0.2     (0.2)
                                                 -----    -----
Decrease in cash and equivalents                  (5.6)    (2.3)
Cash and equivalents - beginning of period        24.7     33.5
                                                 -----    -----
Cash and equivalents - end of period            $ 19.1   $ 31.2
                                                 =====    =====
Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
     Interest                                   $ 15.4   $ 27.3
     Income taxes                               $  3.6   $ 11.1
Non-cash investing and financing activities:
  Purchase of equipment under capital lease     $  2.1   $  2.4

   See accompanying Notes to Condensed Consolidated Financial
                           Statements.

                      BECKMAN COULTER, INC.
      Notes To Condensed Consolidated Financial Statements
                         March 31, 1999
                            Unaudited


1.   Report by Management

We prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by generally accepted accounting principles (GAAP) can be condensed or omitted. We have reclassified certain prior year data to conform to the 1999 presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These are condensed financial statements. To obtain a more detailed understanding of our results, one should also read the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 1998, which is on file with the SEC.

Revenues, expenses, assets, and liabilities can vary between the various quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.


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


3.   Comprehensive Income (Loss)

We adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), in the first quarter of 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings (loss) and foreign currency translation adjustments. As such, Accumulated Other Comprehensive Loss in the Condensed Consolidated Balance Sheets represents only cumulative foreign currency translation adjustments. Comprehensive income was $5.8 million for the three months ended March 31, 1999 compared to a comprehensive loss of $14.2 million during the comparable period in the prior year. The adoption of SFAS 130 required additional disclosures but did not have a material effect on our financial position or results of operations.


4.   Net Earnings Per Share

We adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. SFAS 128 simplifies the computation of earnings per share (EPS), where:
- "basic earnings per share" includes only actual weighted average shares outstanding; and
- "diluted earnings per share" includes the effect of any items that are dilutive, such as stock options.

The following table summarizes the computation of EPS (in millions, except amounts per share):

                              Three Months Ended March 31
                            1999                       1998
                            ----                       ----
                                     Per                          Per
                   Net               Share     Net                Share
                   Earnings  Shares  Amount    Loss     Shares    Amount
                   --------  ------  ------    ----     ------    ------
Basic EPS:
 Net earnings
  (loss)           $  17.1    28.5   $ 0.60    $ (8.4)    27.7    $(0.30)

 Effect of
  dilutive
  stock options         -      1.1    (0.02)       -       -         -
                      ----    ----     ----      ----     ----      ----
Diluted EPS:
  Net earnings
   (loss)          $  17.1    29.6   $ 0.58    $ (8.4)    27.7    $(0.30)
                     =====    ====     ====      ====     ====      ====

We were in a net loss position in the three months ended March
31, 1998, and under generally accepted accounting principles, 1.2 million common share equivalents were not used to compute diluted loss per share, as the effect was anti-dilutive.

5.   Sale of receivables

In the first quarter of 1999 we sold certain financial assets (primarily consisting of customer lease receivables) as part of our plan to reduce debt and provide funds for integration purposes. The net book value of financial assets sold was $18.0 million for which we received approximately $18.7 million in cash proceeds. In the first quarter of 1998, we sold similar assets with a net book value of $31.9 million for cash proceeds of $31.5 million. Under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Consolidated Balance Sheets. We have established a reserve for potential losses, since the sales are subject to certain recourse provisions.


6.   Inventories

Inventories consisted of the following (in millions):

                                    March 31,     December 31,
                                       1999             1998
                                       ----             ----
Finished products                     $ 192.6          $ 183.2
Raw materials, parts and                 98.2             95.1
assemblies
Work in process                          22.8             24.5
                                        -----            -----
                                      $ 313.6          $ 302.8
                                        =====            =====

7.   Provision for Restructuring Operations

We recorded a restructuring charge of $19.1 million, $11.2 million after taxes, in the fourth quarter of 1998. The following table details the activity within the provision for the three months ended March 31, 1999 (in millions):

                                             Facility
                                             Consolidation
                                             and
                                 Personnel   Asset related
                                 and Other   Write-offs     Total
                                 ---------   ----------     -----
Balance at December 31, 1998
Consolidation of sales, general
  administrative and technical
  functions                        $10.1      $ -             $10.1
Changes in
 manufacturing/production            3.2        5.8             9.0
                                    ----       ----            ----
Remaining provision included in
 accrued expenses                   13.3        5.8            19.1

1999 activity through first
 quarter
Consolidation of sales, general
  administrative and technical
  functions                        (0.3)         -             (0.3)
Changes in
 manufacturing/production            -           -               -
                                   ----        ----            ----
Total 1999 activity through
  first quarter                    (0.3)         -             (0.3)

Balance at March 31, 1999
Consolidation of sales, general
  administrative and technical
  functions                         9.8          -              9.8
Changes in
  manufacturing/production          3.2        5.8              9.0
                                   ----       ----             ----
Balance at March 31, 1999         $13.0       $5.8            $18.8
                                   ====       ====             ====



In the fourth quarter of 1997 we recorded a restructuring charge of $59.4 million, $36.4 million after taxes. The following table details the activity in the first quarter of 1999 and the balances of the major components of the 1997 restructuring provision (in millions):

                                             Facility
                                             Consolidation
                                             and
                                 Personnel   Asset related
                                 and Other   Write-offs     Total
                                 ---------   ----------     -----
Balance at December 31, 1998
Consolidation of sales, general
  administrative and technical
  functions                       $12.8       $3.9           $16.7
Changes in
  manufacturing/production          1.9        3.9             5.8
                                   ----       ----            ----
Remaining provision included in
  accrued expenses                 14.7        7.8            22.5

1999 activity through first
  quarter
Consolidation of sales, general
  administrative and technical
  functions                        (7.6)      (0.7)           (8.3)
Changes in
  manufacturing/production           -          -               -
                                   ----       ----            ----
Total 1999 activity through
  first quarter                    (7.6)      (0.7)           (8.3)

Balance at March 31, 1999
Consolidation of sales, general
  administrative and technical
  functions                         5.2        3.2             8.4
Changes in
  manufacturing/production          1.9        3.9             5.8
                                   ----       ----            ----
Balance at March 31, 1999          $7.1       $7.1           $14.2


8.   Debt Financing and Guarantor Subsidiaries

In March 1998, we issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008 (the "Offering"). We used the net proceeds of $394.3 million to reduce borrowings and commitments under our bank facilities and for operating purposes. In connection with the Offering, certain of our subsidiaries (the "Guarantor Subsidiaries") jointly, fully, severally, and unconditionally guaranteed such notes. We present below the supplemental condensed financial information (in millions) of the Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Please note that in this footnote, we used the equity method of accounting for our investments in subsidiaries and the Guarantor Subsidiaries' investments in Non-Guarantor Subsidiaries. This financial information should be read in conjunction with the Condensed Consolidated Financial Statements.


                                          Non-
                                Guarantor Guarantor Elimina-  Consoli-
                        Parent  Subsi-    Subsi-    tions     dated
                                diaries   diaries
                        ------  -------   -------   -----     -----
Condensed
Consolidated
Balance Sheet
March 31, 1999
Assets:
  Cash and
   equivalents          $   25.3 $    1.2  $  (7.4) $   -      $  19.1
  Trade receivables
   and other               263.0     18.1    289.8      -        570.9
  Inventories              160.3     50.6    144.9     (42.2)    313.6
  Other current
   assets                  183.3    483.3     70.1    (648.0)     88.7
                         -------    -----    -----   -------     -----
    Total current
     assets                631.9    553.2    497.4    (690.2)    992.3

  Property, plant and
   equipment, net          138.7     90.5    147.7     (70.3)    306.6
  Intangibles, net          32.5    378.1      3.6       -       414.2
  Goodwill, net              9.6    334.0      9.4       -       353.0
  Other long-term
   assets                1,319.5     96.6    314.9  (1,661.3)     69.7
                         -------  -------    -----   -------   -------
   Total assets         $2,132.2 $1,452.4   $973.0 $(2,421.8) $2,135.8
                         =======  =======    =====   =======   =======
Liabilities:
  Notes payable and
   current maturities
   oflong-term debt     $   30.8 $    2.0   $ 84.3 $    -     $  117.1
  Accounts payable
   and accrued expenses    331.6     60.4      96.6     -        488.6
  Other current
    liabilities            133.7    504.1      91.9   (664.1)     65.6
                         -------  -------     -----   ------    ------
    Total current
     liabilities           496.1    566.5     272.8   (664.1)    671.3
  Long-term debt,
   less current
    maturities             985.7      0.9      29.7     -      1,016.3
  Other long-term
    liabilities            519.6    271.9     250.2   (724.3)    317.4
                        --------   ------     -----   ------   -------
    Total liabilities    2,001.4    839.3     552.7 (1,388.4)  2,005.0
Total
 stockholders'
 equity                    130.8    613.1     420.3 (1,033.4)    130.8

    Total liabilities
     and stockholders'
     equity             $2,132.2 $1,452.4   $ 973.0$(2,421.8) $2,135.8
                        ========  =======    ====== ========   =======

                                          Non-
                                Guarantor Guarantor Elimina-  Consoli-
                       Parent   Subsi-    Subsi-    tions     dated
                                diaries   diaries
                       ------   -------   -------   -------   --------
Condensed Consolidated
Balance Sheet
December 31, 1998
Assets:
  Cash and equivalents $   4.2  $ (0.1)   $   20.6 $    -     $  24.7
  Trade and
    other receivables    199.9      50.4     289.9      -        540.2
  Inventories            146.5      52.6     134.6     (30.9)    302.8
  Other current assets   149.0     396.4      86.7    (543.2)     88.9
                         -----     -----     -----     -----     -----
    Total current
     assets              499.6     499.3     531.8    (574.1)    956.6

  Property, plant and
   equipment, net        120.7      89.1     156.3     (56.7)    309.4
  Intangibles, net        33.0     384.8       1.3       -       419.1
  Goodwill, net           15.0     329.5      11.6       -       356.1
  Other long-term
   assets              1,357.1     176.0     253.2  (1,694.2)     92.1
                       -------    ------    ------   -------    ------
     Total assets     $2,025.4  $1,478.7    $954.2 $(2,325.0) $2,133.3
                       =======   =======     =====   =======   =======
Liabilities:
  Notes payable and
   current maturities
   of long-term debt     $19.6     $2.6     $112.9 $    -     $  135.1
  Accounts payable and
   accrued expenses      219.5    199.7      103.8      -        523.0
  Other current
    liabilities          176.0    323.9       83.2    (521.9)     61.2
                       -------   ------      -----   -------    ------
     Total current
      liabilities        415.1    526.2      299.9    (521.9)    719.3
  Long-term debt, less
    current maturities   950.8      0.8       30.6      -        982.2
  Other long-term
    liabilities          532.6    279.6      214.4    (721.7)    304.9
                       -------   ------      -----   -------    ------
    Total liabilities  1,898.5    806.6      544.9  (1,243.6)  2,006.4
 Total stockholders'
  equity                 126.9    672.1      409.3  (1,081.4)    126.9
                       -------   ------      -----   -------    ------
      Total
      liabilities and
      stockholders'
      equity          $2,025.4 $1,478.7    $ 954.2 $(2,325.0) $2,133.3
                      ======== ========    ======= =========  ========


                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       ------  -------    -------   -------    -------
Condensed Consolidated
Statement of
Operations
Quarter ended
March 31, 1999
Sales                  $282.0  $88.2      $216.5    $(181.6)   $405.1
Operating costs and
  expenses:
  Cost of sales         181.2   56.6       151.2     (177.8)    211.2
  Selling, general and
   administrative        51.5   14.0        46.3        -       111.8
  Research and
   development           24.7   12.7         1.4        -        38.8
                        -----  -----       -----      -----     -----
Operating income         24.6    4.9        17.6      (3.8)      43.3
Nonoperating expense
 (income)                28.5   (2.6)        1.1      (8.8)      18.2
Earnings (loss) before
  income taxes           (3.9)   7.5        16.5       5.0       25.1

Income taxes (benefit)   (2.0)   1.1         7.1       1.8        8.0
                        -----  -----       -----     -----      -----
Net earnings (loss)     $(1.9) $ 6.4       $ 9.4    $  3.2     $ 17.1
                        =====  =====       =====     =====      =====

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       ------  -------    -------   -------    -------
Condensed Consolidated
Statement of
Operations
Quarter ended
March 31, 1998
Sales                  $189.8  $141.1     $155.8    $(87.3)    $399.4
Operating costs and
  expenses:
  Cost of sales         120.9    88.4      107.8     (87.3)     229.8
  Selling, general and
   administrative        42.2    34.0       43.5        -       119.7
  Research and
   development           23.3    17.1        1.2        -        41.6
  Restructuring charge   (0.6)    -          0.6        -          -
                        -----   -----      -----     -----      -----
Operating income          4.0     1.6        2.7        -         8.3
Nonoperating expense
(income)                 20.6    (8.1)       8.2        -        20.7
                        -----   -----      -----     -----      -----
(Loss) earnings before
  income taxes          (16.6)    9.7       (5.5)       -       (12.4)
Income
tax(benefit)expense      (5.1)    1.0       2.4       (2.3)      (4.0)
                        -----   -----      -----     -----      -----
  Net earnings (loss)  $(11.5)  $ 8.7    $ (7.9)    $  2.3     $ (8.4)
                        =====   =====      =====     =====      =====

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Consoli-
                       Parent  diaries    diaries   dated
                       ------  -------    -------   ------
Condensed Consolidated
Statement of Cash
Flows
Three Months ended
March 31, 1999
Net cash provided
(used)
 by operating
 activities              $16.0   $(31.6)    $ 30.6    $ 15.0
Cash flows from
investing
 activities:
Additions to property,
  plant and equipment    (13.0)    (1.4)     (21.1)    (35.5)
Net disposals of
 property,
 plant and equipment       0.6       -          -        0.6
                          ----     ----       ----      ----
Net cash used by
 investing
 activities              (12.4)    (1.4)     (21.1)    (34.9)
                          ----     ----       ----      ----
Cash flows from
financing
  activities:
Dividends to
 stockholders             (4.6)      -          -       (4.6)
stockholders
Proceeds from issuance
  of stock                 3.1       -          -        3.1
Notes payable
 (reductions)            (11.2)      -        (2.0)    (13.2)
Net intercompany
 (reductions)borrowings   (4.8)    34.6      (29.8)       -
Long-term debt
 borrowings
 (reductions)             35.0     (0.3)      (5.9)     28.8
                          ----     ----       ----      ----
Net cash provided
 (used)
 by financing
 activities               17.5     34.3      (37.7)     14.1
                          ----     ----       ----      ----
Effect of exchange
 rates on cash and
 equivalents                -        -         0.2       0.2
Increase (decrease) in
  cash and equivalents    21.1      1.3      (28.0)     (5.6)
Cash and equivalents -
  beginning of period      4.2     (0.1)      20.6      24.7
                          ----     ----       ----      ----
Cash and equivalents -
  end of period         $ 25.3     $1.2     $ (7.4)   $ 19.1
                          ====     ====       ====      ====

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Consoli-
                       Parent  diaries    diaries   dated
                       ------  -------    -------   -------
Condensed Consolidated
Statement of Cash
Flows
Three Months ended
March 31, 1998
Net cash provided
 (used)
 by operating
 activities          $ (38.8)  $(0.1)     $ (31.7)  $ (70.6)
Cash flows from
investing
 activities:
Additions to property,
  plant and equipment   (5.5)   (4.4)        (8.4)    (18.3)
Net disposals of
  property,
  plant and equipment    2.7     0.7         (4.0)     (0.6)
Proceeds from sales-
  leaseback transactions  -      7.6         (7.6)       -
Investments and
  acquisitions           9.7    (0.4)         0.4       9.7
                        ----    ----         ----      ----
Net cash provided
 (used) by investing
 activities              6.9     3.5        (19.6)     (9.2)
                        ----    ----         ----      ----
Cash flows from
financing
  activities:
Dividends to
 stockholders           (4.3)     -            -       (4.3)
Proceeds from issuance
  of stock               3.8      -            -        3.8
Notes
  payable(reductions)
  borrowings            (2.0)     -          10.6       8.6
Long-term debt
 borrowings
 (reductions)            66.0   (0.9)         4.5      69.6
                         ----   ----         ----      ----
Net cash provided
 (used)
 by financing
 activities              63.5   (0.9)        15.1      77.7

Effect of exchange
 rates on cash and
 equivalents             (0.4)  (0.8)         1.0      (0.2)
                         ----   ----         ----      ----
Increase (decrease) in
  cash and equivalents   31.2    1.7        (35.2)     (2.3)
Cash and equivalents -
  beginning of period    13.9    7.3         12.3      33.5
                         ----   ----         ----      ----
Cash and equivalents -
  end of period        $ 45.1   $9.0      $ (22.9)   $ 31.2
                         ====   ====         ====      ====

9.   Contingencies

We are involved in a number of lawsuits, which we consider normal in view of our size and the nature of our business. We do not believe that any liability resulting from any such lawsuits will have a material adverse effect on our operations, financial position or liquidity.



10.  Business Segment Information

     We adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information"("SFAS 131"), beginning with the 1998 annual report. SFAS 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

     We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Our organization has two reportable segments: (1) clinical diagnostics and (2) life science research. The clinical diagnostics segment encompasses diagnostic applications, principally in hospital laboratories. The life science research segment includes life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. All corporate activities including financing transactions are captured in a central services "Center", which is reflected in the table below. We evaluate performance based on profit or loss from operations. Although primarily operating in the same industry, reportable segments are managed separately, since each business requires different marketing strategies and has different customers.

For the quarters ended           1999        1998
March 31,                        ----        ----
(in millions)
Net sales
  Clinical diagnostics      $ 326.7     $  321.4
  Life science research        78.4         78.0
  Center                         -            -
                              -----        -----
      Consolidated          $ 405.1     $  399.4
                              =====        =====
Operating income (loss)
  Clinical diagnostics      $  54.9     $   28.7
  Life science research         6.3          0.3
  Center                      (17.9)       (20.7)
                              -----        -----
      Consolidated          $  43.3     $    8.3
                              =====        =====
Interest income
  Clinical diagnostics      $  (1.0)    $   (2.6)
  Life science research         -             -
  Center                       (1.0)        (0.6)
                              -----        -----
      Consolidated          $  (2.0)    $   (3.2)
                              =====        =====
Interest expense
  Clinical diagnostics      $   -       $     -
  Life science research         -             -
  Center                       18.2         26.2
                              -----        -----
      Consolidated          $  18.2     $   26.2
                              =====        =====

                            March 31,     December 31,
                            1999          1998
                            ----          ----
Total assets
  Clinical diagnostics      $1,446.9      $1,519.2
  Life science research        208.2         199.2
  Center                       480.7         414.9
                             -------       -------
      Consolidated          $2,135.8      $2,133.3
                             =======       =======

Geographic areas

For the quarters ended           1999        1998
March 31,                        ----        ----
(in millions)
Sales to external
customers
  North America --          $  227.1      $  238.1
domestic
  North America -- export       21.9          21.7
  Europe                       109.1          97.5
  Asia and other areas          47.0          42.1
                              ------        ------
       Consolidated         $  405.1      $  399.4
                              ======        ======

                            March 31,     December 31,
                            1999          1998
                            ----          ----
Long-lived assets
  North America             $  717.8      $  814.7
  Europe                       344.8         273.2
  Asia and other areas          80.9          88.7
                             -------       -------
        Consolidated        $1,143.5      $1,176.6
                             =======       =======

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview
--------
We are Beckman Coulter, Inc. (formerly known as Beckman Instruments, Inc. and renamed Beckman Coulter, Inc. after the acquisition of Coulter Corporation),a world leader in providing systems that simplify and automate laboratory processes. We design, manufacture and service a broad range of laboratory systems consisting of instruments, reagents and related products that customers use to conduct basic scientific research, drug discovery research and diagnostic analysis of patient samples.

Our strategy is to solidify our position as a leading provider of laboratory systems. On October 31, 1997, we achieved a significant milestone in accomplishing this strategy when we acquired Coulter Corporation ("Coulter"). Through this acquisition we added Coulter's leading market position in hematology and number two position in flow cytometry to our existing market position.

The next milestone towards our global strategy, "One Face to the Customer", offering our customers a single sales source, a single sales contact and a single organization for service, to meet all their testing needs was fully operational in the first quarter of 1999.

We believe our focus on improving customer economies and patient outcomes has resulted in our meeting our profitability objectives in the first quarter of 1999 in a constrained market. But, we do not guarantee the extent to which we will continue to realize the benefits of the acquisition, or the timing of any such realization.

Results of operations for the three months ended March 31, 1999
---------------------------------------------------------------
Sales grew 1.4% (0.7% excluding the effect of foreign currency rate changes) in the first quarter of 1999 compared to the first quarter of 1998. Sales growth was affected by the following:
- the first quarter of 1999 included three months of Coulter international sales compared to only two months in the first quarter of 1998 due to the lagging of Coulter international results of operations as previously reported;
- compared to the first quarter of 1999, the first quarter of 1998 for the combined Beckman Coulter organization included higher sales from what would have traditionally been the fourth quarter for the old Coulter business; and
- the number of sales-type leases entered into in the first quarter of 1999 decreased compared to the first quarter of 1998 as more sales transactions were placed under operating-type lease arrangements in the current period. This resulted in a decrease in reported revenues as revenues on operating-type leases are recognized over the lives of the leases, whereas revenues on the instrument portion of sales-type leases are recognized immediately.

For the quarter, gross profit as a percentage of sales was 5.4 percentage points higher than the same period in 1998. This was primarily due to:
- lower gross margins in 1998 due to a one-time increase in cost of sales of $5.7 million related to inventory revaluation from the Coulter acquisition; and
- synergies in 1999 from the combination of the Beckman and Coulter organizations.

Selling, general and administrative expenses as a percentage of sales decreased to 27.6% from 30.0% for the first quarter of 1998. We achieved this through continuing progress with the integration activities.

Operating income increased $35.0 million compared to the same quarter in 1998 primarily due to the changes discussed above.

Net income for the first quarter of 1999 was $17.1 million or $0.58 per diluted share, compared to a loss of $8.4 million or $0.30 per diluted share in the first quarter of 1998. In addition to the increase in operating income, discussed above, interest expense decreased by $8.0 million during the first quarter of 1999 due to a lower average debt balance as well as slightly lower interest rates.

Financial Condition
-------------------
As discussed in greater detail in our 1998 annual report, we are a highly leveraged company. Although the debt-to-capital ratio has declined, as planned, from 95.2% at March 31, 1998 to 89.7% at March 31, 1999, among other things, our high level of debt:
- increases our vulnerability to general adverse economic and industry conditions;
- could limit our ability to obtain additional financing on favorable terms; and
- requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants which, among other things require us to comply with specified financial ratios and tests.

We have and will continue to evaluate opportunities to provide additional cash flow by monetizing assets during 1999 and beyond, including sales of certain financial assets (primarily consisting of equipment subject to customer leases and sales-type lease receivables) and real estate assets. If these sales are consummated as expected, we believe they will generate proceeds of approximately $30.0 million in 1999, less any costs to complete the transactions.

Operating activities provided net cash of $15.0 million in the first quarter of 1999 compared to net cash usage of $70.6 million in the first quarter of the prior year. The primary reasons were:
- net earnings were $17.1 million in 1999 compared to a net loss of $8.4 million in 1998; and
- cash paid to settle accounts payable, accrued expenses and other liabilities were lower, $30.1 million in 1999 compared to $102.4 million in 1998.

Net cash used by investing activities increased to $34.9 million from $9.2 million in the comparable period in 1998. This increase was primarily due to increased additions to property, plant and equipment in 1999 compared to 1998 in addition to reduced cash proceeds from disposals.

Since our operating activities required less cash from financing, net cash provided by financing activities decreased to $14.1 million compared to $77.7 million in the prior year's comparable quarter.

The ratio of debt-to-capital decreased slightly at March 31, 1999 to 89.7% from 89.8% at December 31, 1998. The ratio of current assets to current liabilities improved to 1.5 at March 31, 1999 from 1.3 at December 31, 1998. Based upon current levels of operations and anticipated cost savings and future growth, we believe that our cash flow from operations, together with available borrowings under the credit facility and other sources of liquidity will be adequate to meet our anticipated requirements until the maturity of the credit facility in 2002. However, we cannot give any assurance that our business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Our future operating performance and ability to service or refinance our existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

On March 11, 1999, we paid a quarterly cash dividend of $0.16 per share of common stock for a total of $4.6 million. On April 8, 1999, the Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock payable on June 3, 1999 to shareholders of record on May 14, 1999.

Year 2000

We believe we have implemented a comprehensive Year 2000 program that is on schedule for completion by the end of 1999, and that there will be no material impact on our business, results of operations, financial position or liquidity as a result of Year 2000 issues.

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

The following table is a summary of our Year 2000 program schedule target dates (1):

                                                  Testing/     Implement-
               Inventory  Assessment  Remediation validation   ation

  Products &   Complete   Complete    Complete    Complete     Complete (2)
  services
  Management
  information  Complete   Complete    Complete    Q2 1999      Q2 1999
  systems
  Suppliers
  (materials   Complete   Complete    Complete    Q2 1999 (4)  Q2 1999 (4)
  & services)
  Engineering
  &            Complete   Complete    Q2 1999     Q3 1999      Q3 1999
  manufacturing
  processes
  Office       Complete   Complete    Q2 1999     Q2 1999      Q2 1999
  equipment
  Facilities   Complete   Q2 1999     Q2 1999     Q3 1999      Q3 1999
  and
  Utilities    Complete   Q2 1999        (3)         (3)          (3)

Note:
(1)  The target dates are the ends of the quarters referred to.
     For example Q2 1999 refers to the end of the second quarter of 1999.
(2) Implementation phase for products is defined as the availability of necessary software and/or hardware upgrades.
(3) These phases will not be performed for utilities, but will be considered as part of the contingency planning.
(4)  Revised target date.

     A number of our products include computer hardware and software, including substantial custom software. During 1998, we began providing our customers information about the Year 2000 status of our products. We believe there are no significant Year 2000 product performance issues with respect to products that we will continue to support after January 1, 2000. We believe the impact to our business based on Year 2000 product performance issues or litigation related to those issues will not be material. However, we cannot give any assurances to that effect until our entire inventory, assessment, and remediation activities are completed for all projects in the table above.

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

     We do not believe that we have a material relationship with any single third party supplier or customer. Although a significant interruption in our suppliers' and customers' activities (due to Year 2000 issues) is unlikely, we could experience a material impact in our financial results if such an interruption occurs. Also, a portion of our revenues is indirectly dependent upon our customers' reimbursement from federal, state, municipal and foreign government agencies, and the state of readiness of those government agencies is of
concern.   At this time we believe the most reasonably likely
worst case scenario involves a significant interruption in the ability of one or more government agencies to reimburse those customers, which could lead to a significant interruption in cash received from affected customers. We are unable to estimate either the likelihood or the potential cost of such an occurrence.

     We do not expect that the cost of our Year 2000 program will be material to our business, results of operations, financial position or liquidity. We anticipate that the total cost for our Year 2000 program through 1999 will be approximately $9.0 million. Through March 31, 1999 we have spent approximately $4.3 million on our Year 2000 program. The majority of these costs are for the remediation or replacement of management information systems. Most of the funding for our Year 2000 program is separately budgeted, but a portion of the funding is part of our management information systems budget. Year 2000 program funding has delayed the implementation of certain other management information systems changes, but this delay will have only a minor impact on managing the Company.

     We are currently determining the extent to which contingency plans are necessary for each aspect of our business with respect to Year 2000 issues (including most reasonably likely worst case
Year 2000 scenarios). We are currently establishing those contingency plans.

Euro - the new European currency
--------------------------------
     Eleven countries of the European Union have adopted a single currency known as the "euro". The euro came into existence on January 1, 1999, and is the official currency for the countries of the Economic and Monetary Union (Austria, Belgium, Finland, France, Germany, Holland, Ireland, Italy, Luxembourg, Portugal and Spain), with national currencies expressed as a denomination (national currency units) of the euro. During the three-year transition period following its introduction, countries will be allowed to transact business both in the euro and in their own currencies at fixed conversion rates. On January 1, 2002, the euro will be the only currency in Economic and Monetary Union countries.

     We conduct business in more than 120 countries, generating approximately 50% of revenues outside the United States. A significant portion of our business is conducted in Europe. The introduction of the euro requires that we make modifications to our internal operations as well as to our external business arrangements. For example, product pricing and sales proposals are now available in the euro. Similarly, our billing and disbursement functions have been modified to reflect the use of the euro.

     Early in 1997, we established a six-member task force reporting to the chief financial officer to identify the issues related to the introduction of the euro and to develop and implement a plan to address those issues. The task force has developed a detailed plan for the euro implementation addressing all areas of operations, both internal and external. Major initiatives resulting from the recommendations of the task force are:

- create a "Beckman Coulter Euro Information Center" to facilitate worldwide communication related to the euro;
- accommodate our customers' preferences for their national currency or the euro during the transition period;
- operate in a multi-currency environment (including the euro, national currency and the U.S. dollar), during the transition period, in all the European countries in which we do business; and
- adopt use of the euro for internal systems and reporting as of December 1, 2001.

     We do not expect the cost of this effort to have a material effect on our business, results of operations, financial position or liquidity. However, we cannot guarantee that all problems will be foreseen and corrected, or that no material disruption of our business will occur. There is also likely to be competitive implications on our pricing and marketing strategies related to the conversion to the euro; however, we do not know the effects of any such impact at this time.

Business Climate
----------------
In the U.S., the life science research market is showing signs of improvement, stimulated by the general economy. The clinical diagnostic market is under pressure from significant cost containment efforts and the overall restructuring of the industry. In 1999 the portions of these markets served by us are expected to grow in the low single digits.

The Asia Pacific market, including Japan, continues to be severely impacted by economic uncertainty. The two key factors are:
     1. the recession in Japan, which is limiting the release of life science research funding; and
     2. the currency crisis which has affected most countries in Southeast Asia.

In general, the European clinical diagnostics and life science research markets continue to be unfavorably impacted by cost containment initiatives as part of governmental fiscal management policies. These policies are driven in large part by the requirements for the impending European monetary union.

Forward Looking Statements
--------------------------
This 10-Q report contains forward-looking statements, including statements regarding, among other items:
     1.   our business strategy;
     2. anticipated trends in our business and plans to reduce indebtedness;
     3.   our liquidity requirements and capital resources;
     4. anticipated synergies and future cost reductions from our "One Face to the Customer" initiatives; and
     5. the impact of Year 2000 problems and the euro conversion on our operations.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:
1. complexity and uncertainty regarding development of new high-technology products;
2. loss of market share through aggressive competition in the clinical diagnostics and life science research markets;
3. our dependence on capital spending policies and government funding;
4.   the effect of potential health-care reforms;
5.   fluctuations in foreign exchange rates and interest rates;
6.   reliance on patents and other intellectual property;
7. difficulties, delays or failure in effectively integrating worldwide operations;
8.   unanticipated Year 2000 or euro problems; and
9.   other factors that cannot be identified at this time.

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

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders

          The annual meeting of the Stockholders of the Company (the "Annual Meeting") was held on April 8, 1999. Four members of the Board of Directors whose terms expired at the 1999 Annual Meeting were elected to new terms expiring at the 2002 Annual Meeting. The number of shares voting were as follows:

                                        Votes For      Votes Withheld
                                        ---------      --------------

               Hugh H. Coble            24,345,920         404,397
               Van B. Honeycutt         24,345,536         404,781
               John P. Wareham          24,337,454         412,863
               Betty Woods              24,349,158         401,159

          The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are: Term expiring 2001: Carolyne K. Davis, Ph.D., Ronald W. Dollens, Charles A. Haggerty and William N. Kelly, M.D. Term Expiring in 2000:
          Peter B. Dervan, Ph.D., Gavin S. Herbert, C. Roderick
          O'Neil.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          11. Statement re Computation of Per Share Earnings: This information is set forth in Note 4, Net Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

          15.  Independent Accountants' Review Report, April 23, 1999

          27. Financial Data Schedule for the three month period ended March 31, 1999

     b)   Reports on Form 8-K

          None.



                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BECKMAN COULTER, INC.
                                        (Registrant)


Date:  April 30, 1999                  by WILLIAM H. MAY
                                          William H. May
                                          Vice President,
                                            General Counsel and Secretary


Date:  April 30, 1999                  by DENNIS K. WILSON
                                          Vice President, Finance
                                            and Chief Financial Officer

                           EXHIBIT INDEX
                   FORM 10-Q, FIRST QUARTER, 1999


Exhibit
Number    Description
-------   -----------

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 4, Net Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.       Independent Accountants' Review Report, April 23, 1999

27.       Financial Data Schedule for the three month period ended
          March 31, 1999