Form 10-Q
period 1999-06-30
BECKMAN COULTER INC
filed 1999-08-03
CIK 840467

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

(Mark One)
(X)Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the quarterly period ended June 30, 1999

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


     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Outstanding shares of common stock, $0.10 par value, as of July 26, 1999: 28,711,122 shares.

                                PART I

                         FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1999 and 1998

          Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998

          Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998

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

                               PART I

                        FINANCIAL INFORMATION

                         BECKMAN COULTER, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            (Amounts in Millions, Except Amounts Per Share)
                               Unaudited

                                   Three Months           Six Months
                                      Ended                  Ended
                                     June 30,               June 30,

                                 1999      1998       1999        1998
                                 ----      ----       ----        ----
Sales                            $446.2    $434.7     $851.3      $834.1
Cost of sales                     234.1     236.5      445.4       466.3
                                 ------    ------     ------      ------
Gross profit                      212.1     198.2      405.9       367.8

Operating costs and
expenses:
  Selling, general and
   administrative                 115.5     123.6      227.3       243.3
  Research and development         42.5      42.2       81.2        83.8
                                 ------    ------     ------      ------
    Total operating cost and
     expenses                     158.0     165.8      308.5       327.1
                                 ------     -----     ------      ------
Operating income                   54.1      32.4       97.4        40.7

Nonoperating (income)and
expense:
  Interest income                  (1.8)     (4.0)     (3.8)        (7.1)
  Interest expense                 18.9      22.9      37.1         49.1
  Other, net                       (1.1)     (0.5)      1.0         (2.9)
                                 ------    ------    ------       ------
    Total nonoperating
     (income) and expense          16.0      18.4      34.3         39.1
                                 ------    ------    ------       ------
Earnings before income taxes       38.1      14.0      63.1          1.6
Income taxes                       12.2       4.5      20.2          0.5
                                 ------     ------    ------      ------
Net earnings                    $  25.9     $ 9.5    $ 42.9       $  1.1
                                 ======     ======    ======      ======
Basic earnings per share        $  0.91     $0.34    $ 1.51       $ 0.04

Weighted average number of
shares outstanding (in           28,584    27,892    28,525       27,801
thousands)

Diluted earnings per share      $  0.87    $ 0.32    $ 1.45       $ 0.04

Weighted average number of
shares and dilutive shares
outstanding (in thousands)       29,611    29,395    29,588       29,126

Dividends declared per share    $  0.16    $ 0.15    $ 0.32       $ 0.30

See accompanying Notes to Condensed Consolidated Financial Statements.

                         BECKMAN COULTER, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in Millions, Except Amounts per Share)
                             Unaudited

                                            June 30,  December 31,
                                              1999       1998
                                              ----       ----
Assets
Current assets:
  Cash and equivalents                      $   13.0 $   24.7
  Trade and other receivables                  532.8    540.2
  Inventories                                  318.2    302.8
  Deferred income taxes                         54.7     60.5
  Other current assets                          32.2     28.4
                                            -------- --------
    Total current assets                       950.9    956.6

Property, plant and equipment, net             304.3    309.4
Intangibles, less accumulated amortization
   of $37.3 in 1999 and $27.6 in 1998          409.4    419.1
Goodwill, less accumulated amortization of
  $19.6 in 1999 and $14.9 in 1998              351.1    356.1
Other assets                                    94.3     92.1
                                            -------- --------
    Total assets                            $2,110.0 $2,133.3
                                            ======== ========
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities
   of long-term debt                        $  109.1 $  135.1
  Accounts payable, accrued expenses and
   other liabilities                           448.3    523.0
  Income taxes                                  72.4     61.2
                                            -------- --------
    Total current liabilities                  629.8    719.3

Long-term debt, less current maturities        995.4    982.2
Other liabilities                              324.0    304.9
                                            -------- --------
    Total liabilities                        1,949.2  2,006.4

Stockholders' equity:
  Preferred stock, $0.10 par value;
   authorized 10.0 shares;
   none issue                                     -         -
  Common stock, $0.10 par value; authorized
   75.0 shares; shares issued 29.1 at 1999
   and 1998; shares outstanding 28.7 at
   1999 and 28.4 at 1998                         2.9      2.9
  Additional paid-in capital                   134.0    131.9
  Retained earnings                             69.2     35.4
  Accumulated other comprehensive loss:
   Cumulative foreign currency translation
    adjustment                                 (25.9)   (13.9)
  Treasury stock, at cost                      (19.4)   (29.4)
                                            -------- --------
    Total stockholders' equity                 160.8    126.9
                                            -------- --------
    Total liabilities and stockholders'     $2,110.0 $2,133.3
      equity                                ======== ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                       BECKMAN COULTER, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in Millions)
                               Unaudited

                                                Six Months Ended
                                                    June 30,
                                                 1999      1998
                                                 ----      ----
Cash Flows from Operating Activities
  Net earnings                                 $  42.9  $  1.1
  Adjustments to reconcile net earnings to
   net cash provided (used) by operating
   activities:
    Depreciation and amortization                 74.5    68.1
    Net deferred income taxes                     (0.3)   (5.8)
    Proceeds from sale of sales-type lease
     receivables                                  27.6    36.8
    Changes in assets and liabilities:
     Trade and other receivables                 (14.6)   25.3
     Inventories                                 (16.9)   (5.2)
     Accounts payable, accrued expenses and
      other liabilities                          (62.0) (171.5)
     Accrued restructuring costs                 (11.2)   (5.0)
     Income taxes payable                         11.4    (8.8)
     Other                                         9.0   (27.2)
                                                ------  ------
      Net cash provided (used) by operating       60.4   (92.2)
       activities                               ------  ------

Cash Flows from Investing Activities
  Additions to property, plant and equipment     (66.2)  (82.6)
  Net disposals of property, plant and             2.7    44.0
   equipment
  Sale of investments                               -      3.6
  Proceeds from sale-leaseback of real estate       -    242.8
                                                ------  ------
     Net cash (used) provided by investing       (63.5)  207.8
      activities                                ------  ------

Cash Flows from Financing Activities
  Dividends to stockholders                       (9.1)   (8.3)
  Proceeds from issuance of stock                 12.4     7.5
  Notes payable reductions                       (24.7)   (0.6)
  Long-term debt borrowings                       21.0   418.2
  Long-term debt reductions                       (8.1) (535.8)
                                                ------  ------
     Net cash used by financing activities        (8.5) (119.0)
                                                ------  ------
Effect of exchange rates on cash and              (0.1)    0.9
  equivalents                                   ------  ------

Decrease in cash and equivalents                 (11.7)   (2.5)
Cash and equivalents - beginning of period        24.7    33.5
                                                ------  ------
Cash and equivalents - end of period            $ 13.0  $ 31.0
                                                ======  ======
Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
     Interest                                   $ 36.6  $ 50.7
     Income taxes                               $  9.6  $  9.4
Non-cash investing and financing activities:
  Purchase of equipment under capital lease     $  0.6  $  4.0

See accompanying Notes to Condensed Consolidated Financial Statements.

                         BECKMAN COULTER, INC.
         Notes To Condensed Consolidated Financial Statements
                             June 30, 1999
                               Unaudited

1.   Report by Management

We prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by generally accepted accounting principles (GAAP) have been condensed or omitted. In addition, we have reclassified certain prior year data to conform to the 1999 presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. To obtain a more detailed understanding of our results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 1998.

Revenues, expenses, assets, and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.   Use of Estimates

In preparing the financial statements in accordance with GAAP, we have made estimates and assumptions that affect the following:
- reported amounts of assets and liabilities at the date of the financial statements;
- disclosure of contingent assets and liabilities at the date of the financial statements; and
- reported amounts of sales and expenses during the reporting period.
Actual results could differ from these estimates.

3.   Comprehensive Income (Loss)

We adopted Statement of Financial Accounting Standards No. 130,
"Reporting Comprehensive Income" (SFAS 130), in the first quarter of 1998. SFAS 130 establishes standards for the reporting and display of comprehensive income (loss). Components of comprehensive income (loss) include net income and foreign currency translation adjustments. The components of comprehensive income (loss) are as follows (in millions):

                       Three Months Ended   Six Months Ended June
                            June 30,                 30,
                        1999       1998        1999      1998
                        ----       ----        ----      ----
Net income            $ 25.9    $ 9.5       $ 42.9       $ 1.1

 Foreign currency
  translation
  adjustment            (0.7)    (2.1)       (12.0)       (7.9)
                      ------    -----       ------       -----
Comprehensive income
 (loss)               $ 25.2    $ 7.4       $ 30.9       $(6.8)
                      ======    =====       ======       =====

4.   Net Earnings Per Share

We continue to follow Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) to determine earnings per share.
SFAS 128 simplifies the computation of earnings per share (EPS), where:
 - "basic earnings per share" includes only actual weighted average shares outstanding; and
 - "diluted earnings per share" includes the effect of any items that are dilutive, such as stock options.

The following table summarizes the computation of EPS (in millions, except amounts per share):

                               Three Months Ended June 30,
                             1999                      1998
                             ----                      ----
                                     Per                          Per
                    Net              Share     Net                Share
                    Earnings Shares  Amount    Earnings   Shares  Amount
Basic EPS:
 Net earnings       $ 25.9   28.6    $ 0.91    $ 9.5      27.9    $ 0.34

 Effect of
  dilutive
  stock options         -     1.0     (0.04)       -       1.5     (0.02)
                    ------   ----    ------    -----      -----   ------
Diluted EPS:
  Net earnings      $ 25.9   29.6    $ 0.87    $ 9.5      29.4    $ 0.32
                    ======   ====    ======    =====      ====    ======

                                Six Months Ended June 30,
                             1999                      1998
                             ----                      ----
                                     Per                          Per
                   Net               Share     Net                Share
                   Earnings  Shares  Amount    Earnings  Shares   Amount
Basic EPS:
 Net earnings      $ 42.9    28.5    $ 1.51    $ 1.1     27.8     $ 0.04

 Effect of
  dilutive
  stock options       -       1.1     (0.06)     -        1.3        -
                   ------    ----    ------    -----     ----     ------
Diluted EPS:
  Net earnings     $ 42.9    29.6    $ 1.45    $ 1.1     29.1     $ 0.04
                   ======    ====    ======    =====     ====     ======

5.   Sale of Receivables

In the first half of 1999 we sold certain financial assets (primarily consisting of customer lease receivables) as part of our plan to reduce debt and provide funds for integration purposes. The net book value of financial assets sold was $26.8 million for which we received approximately $27.6 million in cash proceeds. In the first half of 1998, we sold similar assets with a net book value of $31.9 million for cash proceeds of $36.8 million. Under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. We have established a reserve for potential losses, since the sales are subject to certain recourse provisions.

6.   Inventories

Inventories consisted of the following (in millions):

                                June 30, 1999     December 31, 1998
                                -------------     -----------------
Finished products                     $ 192.5          $ 183.2
Raw materials, parts and                102.9             95.1
  assemblies                             22.8             24.5
Work in process                       -------          -------
                                      $ 318.2          $ 302.8
                                      =======          =======

7.   Provision for Restructuring Operations

We recorded a restructuring charge of $19.1 million, $11.2 million after taxes, in the fourth quarter of 1998. The following table details the activity within the provision for the six months ended June 30, 1999 (in millions):

                                             Facility
                                             Consolidation
                                             and
                                 Personnel   Asset related
                                 and Other   Write-offs     Total
                                 ---------   -------------  -----
Balance at December 31, 1998:
Consolidation of sales, general
 administrative and technical
 functions                       $10.1       $  -           $10.1
Changes in
 manufacturing/production          3.2         5.8            9.0
                                  ----        ----           ----
Remaining provision included in
 accrued expenses                 13.3         5.8           19.1

1999 year-to-date activity:
Consolidation of sales, general
 administrative and technical
 functions                       (0.3)          -            (0.3)
Changes in
 manufacturing/production        (0.3)        (0.3)          (0.6)
                                -----        -----          -----
Total 1999 year-to-date
 activity                        (0.6)        (0.3)          (0.9)
                                -----        -----          -----
Balance at June 30, 1999:
Consolidation of sales, general
 administrative and technical
 functions                        9.8           -             9.8
Changes in
 manufacturing/production         2.9          5.5            8.4
                                -----        -----          -----
Balance at June 30, 1999        $12.7         $5.5          $18.2
                                =====        =====          =====

In the fourth quarter of 1997 we recorded a restructuring charge of $59.4 million, $36.4 million after taxes. The following table details the activity in the first half of 1999 and the balances of the major components of the 1997 restructuring provision (in millions):

                                             Facility
                                             Consolidation
                                             and
                                 Personnel   Asset related
                                 and Other   Write-offs     Total
                                 ---------   -------------  -----
Balance at December 31, 1998:
Consolidation of sales, general
 administrative and technical
 functions                       $12.8       $3.9           $16.7
Changes in
 manufacturing/production          1.9        3.9             5.8
                                 -----       ----           -----
Remaining provision included in
 accrued expenses                 14.7        7.8            22.5

1999 year-to-date activity:
Consolidation of sales, general
 administrative and technical
 functions                        (8.7)      (1.5)          (10.2)
Changes in
 manufacturing/production           -        (0.1)           (0.1)
                                 -----      -----           -----
Total 1999 year-to-date
 activity                         (8.7)      (1.6)          (10.3)
                                 -----      -----           -----
Balance at June 30, 1999:
Consolidation of sales, general
 administrative and technical
 functions                         4.1        2.4             6.5
Changes in
 manufacturing/production          1.9        3.8             5.7
                                 -----      -----           -----
Balance at June 30, 1999         $ 6.0       $6.2           $12.2
                                 =====       ====           =====

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

                                          Non-
                                Guarantor Guarantor
                                Subsi-    Subsi-    Elimina-     Consoli-
                        Parent  diaries   diaries   tions        dated
                        ------  -------   -------   -------      -------
Condensed Consolidated
Balance Sheet at
June 30, 1999
Assets:
  Cash and
   equivalents       $   (35.3) $  (0.9)  $   49.2  $    -     $   13.0
  Trade and other
   receivables           241.0      8.4      283.4       -        532.8
  Inventories            177.8     61.2      120.3     (41.1)     318.2
  Other current assets   260.1    565.0       74.0    (812.2)      86.9
                      --------  -------    -------  --------   --------
    Total current
     assets              643.6    633.7      526.9    (853.3)     950.9

  Property, plant and
   equipment, net       143.5      88.8      142.4     (70.4)     304.3
  Intangibles, net       31.8     374.0        3.6        -       409.4
  Goodwill, net           9.7     332.3        9.1        -       351.1
  Other assets        1,385.5     120.8      278.1  (1,690.1)      94.3
                     --------  --------   --------  --------   --------
     Total assets    $2,214.1  $1,549.6   $  960.1 $(2,613.8)  $2,110.0
                     ========  ========   ======== =========   ========
Liabilities:
  Notes payable and
   current maturities
   of long-term
   debt              $   35.1  $    1.6   $   72.4 $    -      $  109.1
  Accounts payable
   and accrued
   expenses             319.0       51.9      77.4      -         448.3
  Other current
   liabilities          197.3      595.9     115.2    (836.0)      72.4
                     --------  ---------  --------  --------   --------
    Total current
     liabilities        551.4      649.4     265.0    (836.0)     629.8

  Long-term debt, less
   current maturities   946.4        0.8      48.2      -         995.4
  Other long-term
   liabilities          555.5      276.7     208.3    (716.5)     324.0
                     --------  ---------  --------  --------   --------
    Total
     liabilities      2,053.3      926.9     521.5  (1,552.5)    1949.2
  Total stockholders'
   equity               160.8      622.7     438.6  (1,061.3)     160.8
                     --------  ---------  --------  --------   --------
    Total
     liabilities
     and stockholders'
     equity          $2,214.1  $ 1,549.6  $  960.1 $(2,613.8)  $2,110.0
                     ========  =========  ========  ========   ========

[CAPTION]

                                          Non-
                                Guarantor Guarantor
                                Subsi-    Subsi-    Elimina-  Consoli-
                       Parent   diaries   diaries   tions     dated
                       ------   -------   -------   -------   -------
Condensed Consolidated
Balance Sheet
December 31, 1998
Assets:
  Cash and
   equivalents       $   4.2   $ (0.1)   $  20.6 $   -      $   24.7
  Trade and
   other receivables   199.9     50.4      289.9     -         540.2
  Inventories          146.5     52.6      134.6     (30.9)    302.8
  Other current assets 149.0    396.4       86.7    (543.2)     88.9
                      ------   ------     ------   -------   -------
   Total current
    assets             499.6    499.3      531.8    (574.1)    956.6

  Property, plant and
   equipment, net      120.7     89.1      156.3     (56.7)    309.4
  Intangibles, net      33.0    384.8        1.3     -         419.1
  Goodwill, net         15.0    329.5       11.6     -         356.1
  Other long-term
   assets            1,357.1    176.0      253.2  (1,694.2)     92.1
                     -------  -------     ------  --------   -------
     Total assets   $2,025.4 $1,478.7     $954.2 $(2,325.0) $2,133.3
                     =======  =======     ======   =======   =======
Liabilities:
  Notes payable and
   current maturities
   of long-term
   debt             $   19.6 $    2.6     $112.9  $  -      $  135.1
  Accounts payable
   and accrued
   expenses            219.5    199.7      103.8     -         523.0
  Other current
   liabilities         176.0    323.9       83.2    (521.9)     61.2
                     -------   ------     ------   -------   -------
     Total current
      liabilities      415.1    526.2      299.9    (521.9)    719.3
  Long-term debt,
   less current
   maturities          950.8      0.8       30.6     -         982.2
  Other long-term
   liabilities         532.6    279.6      214.4    (721.7)    304.9
                     -------   ------     ------   -------   -------
    Total
  liabilities        1,898.5    806.6      544.9  (1,243.6)  2,006.4

 Total stockholders'
   equity              126.9    672.1      409.3  (1,081.4)    126.9
                     -------   ------     ------   -------   -------
 Total liabilities
   and
   stockholders'
   equity           $2,025.4 $1,478.7    $ 954.2 $(2,325.0) $2,133.3
                     =======  =======     ======  ========   =======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       -----   -------    -------   -------    --------
Condensed Consolidated
Statement of
Operations
Quarter ended
June 30, 1999
Sales                  $300.6  $100.9     $284.2    $(239.5)   $446.2
Operating costs and
 expenses:
  Cost of sales         212.0    60.6      204.8     (243.3)    234.1
  Selling, general
   and administrative    56.8    12.7       46.0         -      115.5
  Research and
   development           27.3    13.3        1.9         -       42.5
                       ------  ------     ------     ------    ------
Operating income          4.5    14.3       31.5        3.8      54.1
Nonoperating (income)
 expense                (33.9)    1.4       (1.3)      49.8      16.0
                       ------  ------     ------     ------    ------
Earnings (loss) before
 income taxes            38.4    12.9       32.8      (46.0)     38.1
Income tax
 expense (benefit)       19.9     3.2       17.3      (28.2)     12.2
                       ------  ------     ------     ------    ------
Net earnings (loss)     $18.5   $ 9.7     $ 15.5    $ (17.8)   $ 25.9
                       ======  ======     ======     ======    ======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       ------  -------    -------   -------    -------
Condensed Consolidated
Statement of
Operations
Quarter ended
June 30, 1998
Sales                  $190.2  $132.5     $203.1    $(91.1)    $434.7
Operating costs and
 expenses:
  Cost of sales         117.8    77.1      132.7     (91.1)     236.5
  Selling, general
   and administrative    40.3    33.3       50.0        -       123.6
  Research and
   development           24.9    16.0        1.3        -        42.2
  Restructuring
   charge                (3.8)     -         3.8       -           -
                       ------  ------     ------    ------     ------
Operating income         11.0     6.1       15.3        -        32.4
Nonoperating expense
 (income)                19.9    (9.2)       7.7        -        18.4
                       ------  ------     ------    ------     ------
(Loss) earnings before
 income taxes            (8.9)   15.3        7.6        -        14.0
Income tax
 (benefit) expense       (3.1)    5.5        1.4       0.7        4.5
                       ------  ------     ------    ------     ------
Net (loss) earnings    $ (5.8)  $ 9.8      $ 6.2    $ (0.7)     $ 9.5
                       ======  ======     ======    ======     ======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       ------  -------    -------   --------   --------
Condensed Consolidated
Statement of
Operations
six months ended
June 30, 1999
Sales                  $582.6  $189.1     $500.7    $(421.1)   $851.3
Operating costs and
 expenses:
  Cost of sales         393.3   117.2      356.0     (421.1)    445.4
  Selling, general
   and administrative   108.3    26.7       92.3         -      227.3
  Research and
   development           51.9    26.0        3.3         -       81.2
                       ------  ------     ------     ------    ------
Operating income         29.1    19.2       49.1         -       97.4
 (loss)
Nonoperating (income)
 expense                 (5.4)   (1.1)      (0.2)      41.0      34.3
                       ------  ------     ------     ------    ------
Earnings (loss) before
 income taxes            34.5    20.3       49.3      (41.0)     63.1
Income tax expense
 (benefit)               17.9     4.3       24.4      (26.4)     20.2
                       ------  ------     ------     ------    ------
Net earnings (loss)     $16.6  $ 16.0     $ 24.9    $ (14.6)   $ 42.9
                       ======  ======     ======     ======    ======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-     Elimina-  Consoli-
                       Parent  diaries    diaries    tions     dated
                       ------  -------    -------    ------    -------
Condensed Consolidated
Statement of
Operations
six months ended
June 30, 1998
Sales                 $380.0  $273.6     $358.9     $(178.4)  $834.1
Operating costs and
 expenses:
  Cost of sales        238.7   165.4      240.6      (178.4)   466.3
  Selling, general
   and administrative   82.5    67.4       93.4         -      243.3
  Research and
   development          48.2    33.1        2.5         -       83.8
Restructuring charge      -      -          4.4        (4.4)     -
                      ------  ------     ------      ------   ------
Operating income        10.6     7.7       18.0         4.4     40.7
Nonoperating expense
 (income)               40.5   (17.3)      15.9         -       39.1
                      ------  ------     ------      ------   ------
(Loss) earnings before
 income taxes          (29.9)   25.0        2.1         4.4      1.6
Income tax
 (benefit) expense     (10.4)    8.9        0.5         1.5      0.5
                      ------  ------     ------      ------   ------
Net (loss) earnings   $(19.5) $ 16.1      $ 1.6      $  2.9    $ 1.1
                      ======  ======     ======      ======   ======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Consoli-
                       Parent  diaries    diaries   dated
                       ------  -------    -------   -------
Condensed Consolidated
Statement of Cash
Flows
six months ended
June 30, 1999
Net cash (used)
 provided            $   1.8    $ (28.4)   $ 87.0    $ 60.4
 by operating
 activities
Cash flows from
 investing
 activities:
Additions to property,
 plant and equipment   (29.2)      (2.5)    (34.5)    (66.2)
Net disposals of
 property,
 plant and equipment     0.1         -        2.6       2.7
                      ------     ------    ------    ------
Net cash used by
 investing
 activities            (29.1)      (2.5)    (31.9)    (63.5)
Cash flows from
 financing
 activities:
Dividends to            (9.1)        -         -       (9.1)
 stockholders
Proceeds from issuance
 of stock               12.4         -         -       12.4
Notes payable
 (reductions)           16.4         -      (41.1)    (24.7)
Net intercompany
 (reductions)          (26.8)      30.1      (3.3)       -
 borrowings
Long-term debt
 (reductions)           (5.1)        -       18.0      12.9
 borrowings           ------     ------    ------    ------
Net cash provided
 (used)
 by financing
 activities            (12.2)      30.1     (26.4)     (8.5)
                      ------     ------    ------    ------
Effect of exchange
 rates                   -           -       (0.1)     (0.1)
 on cash and          ------     ------    ------    ------
 equivalents
(Decrease) increase
 in cash and
 equivalents          (39.5)      (0.8)      28.6     (11.7)
Cash and equivalents
 - beginning of
 period                 4.2       (0.1)      20.6      24.7
                     ------     ------     ------    ------
Cash and equivalents
 - end of period     $(35.3)     $(0.9)    $ 49.2    $ 13.0
                     ======     ======     ======    ======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Eliminat- Consoli-
                       Parent  diaries    diaries   ions      dated
                       ------  -------    -------   --------  --------
Condensed Consolidated
Statement of Cash
Flows
six months ended
June 30, 1998
Net cash (used)
 provided             $(42.7)  $(51.8)    $  2.3    $ -      $ (92.2)
 by operating         ------   ------     ------    ------     ------
 activities
Cash flows from
 investing
 activities:
Additions to property,
 plant and equipment   (22.7)    (9.2)     (50.7)      -        (82.6)
Net disposals of
 property, plant
 and equipment          13.1      0.7       30.2       -         44.0
Proceeds from sales-
 leaseback
 transactions           186.1       -          -       56.7      242.8
Investments and
 acquisitions            3.6     (0.4)       0.4       -          3.6
                      ------   ------     ------    ------     ------
Net cash provided
 (used)
 by investing
 activities            180.1     (8.9)     (20.1)     56.7      207.8
                      ------   ------     ------    ------     ------
Cash flows from
 financing
 activities:
Dividends to
 stockholders          (8.3)       -          -        -         (8.3)
Proceeds from issuance
 of stock               7.5        -          -        -          7.5
Notes
 payable (reductions)
 borrowings              -       (1.3)       0.7       -         (0.6)
Long-term debt
 (reductions)
 borrowings          (122.0)     56.4        4.7     (56.7)    (117.6)
                     ------    ------     ------    ------     ------
Net cash (used)
 provided
 by financing
 activities          (122.8)     55.1        5.4     (56.7)    (119.0)

Effect of exchange
 rates
 on cash and
 equivalents            0.4       -          0.5       -          0.9
                     ------    ------     ------    ------     ------
Increase (decrease)
 in cash and
 equivalents           15.0     (5.6)      (11.9)      -         (2.5)
Cash and equivalents
 - beginning of
   period              13.9      7.3        12.3       -         33.5
Cash and equivalents ------   ------      ------    ------     ------
 - end of period     $ 28.9     $1.7      $  0.4    $  -       $ 31.0
                     ======   ======      ======    ======     ======

9.   Contingencies

We are involved in a number of lawsuits, which we consider normal in view of our size and the nature of our business. We do not believe that any liability resulting from any such lawsuits will have a material adverse effect on our operations, financial position or liquidity.



10.  Business Segment Information

We adopted Statement of Financial Accounting Standards No.
131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), beginning with the 1998 annual report. SFAS 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

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

(in millions)          For the quarters ended   For the six months
                              June 30,            ended June 30,
                            1999       1998        1999        1998
                            ----       ----        ----        ----
Net sales
  Clinical
   diagnostics           $ 353.4    $ 342.3      $ 680.1    $ 663.7
  Life science
   research                 92.8       92.4        171.2      170.4
  Center                     -           -          -           -
                         -------    -------      -------    -------
Consolidated             $ 446.2    $ 434.7      $ 851.3    $ 834.1
                         -------    -------      -------    -------
Operating income
 (loss)
  Clinical
   diagnostics           $  53.1    $  39.7      $ 108.0    $  68.4
  Life science
   research                 10.5       11.5         16.8       11.8
  Center                    (9.5)     (18.8)       (27.4)     (39.5)
                         -------    -------      -------    -------
  Consolidated           $  54.1    $  32.4      $  97.4    $  40.7
                         -------    -------      -------    -------
 Interest income
  Clinical
   diagnostics           $  (0.5)   $  (3.2)     $  (1.5)   $  (5.8)
  Life science
   research                   -           -           -           -
  Center                    (1.3)      (0.8)        (2.3)      (1.3)
                          -------   -------      -------    -------
      Consolidated       $  (1.8)   $  (4.0)     $  (3.8)   $  (7.1)
                          -------   -------      -------    -------
Interest expense
  Clinical
   diagnostics           $   -      $   -        $   -      $   -
  Life science
   research                  -          -            -          -
  Center                    18.9       22.9         37.1       49.1
                         -------    -------      -------    -------
   Consolidated          $  18.9    $  22.9      $  37.1    $  49.1
                         -------    -------      -------    -------

                            June 30,      December 31,
                              1999            1998
                              ----            ----
Total assets
  Clinical diagnostics      $1,490.3      $1,519.2
  Life science research        172.2         199.2
  Center                       447.5         414.9
                            --------      --------
      Consolidated          $2,110.0      $2,133.3
                            --------      --------

Geographic areas

(in millions)             For the quarters ended   For the six months
                                 June 30,            ended June 30,
                               1999       1998        1999        1998
                               ----       ----        ----        ----
Sales to external
 customers
 North America                $249.1     $223.2      $476.9      $463.2
 Europe                        133.9      132.8       254.9       239.3
 Asia and other areas           63.2       78.7       119.5       131.6
                              ------     ------      ------      ------
   Consolidated               $446.2     $434.7      $851.3      $834.1
                              ======     ======      ======      ======

                            June 30,      December 31,
                              1999          1998
                              ----          ----
Long-lived assets
  North America             $  778.3      $  814.7
  Europe                       301.4         273.3
  Asia and other areas          79.4          88.7
                            --------      --------
       Consolidated         $1,159.1      $1,176.7
                            ========      ========


Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

We are Beckman Coulter, Inc. (formerly known as Beckman Instruments, Inc. and renamed Beckman Coulter, Inc. after the acquisition of Coulter Corporation), a world leader in providing systems that simplify and automate laboratory processes. We design, manufacture and service a broad range of laboratory systems consisting of instruments, reagents and related products that customers use to conduct basic scientific research, drug discovery research and diagnostic analysis of patient samples.

Our strategy is to solidify our position as a leading provider of laboratory systems. On October 31, 1997, we achieved a significant milestone in accomplishing this strategy when we acquired Coulter Corporation ("Coulter"). Through this acquisition we added Coulter's leading market position in hematology and number two position in flow cytometry to our existing market position.

The next milestone towards our global strategy, "One Face to the Customer", offering our customers a single sales source, a single sales contact and a single organization for service to meet all their testing needs, was fully operational in the first quarter of 1999.

We believe that the success of our integration programs has allowed us to meet our profitability targets, while our combined clinical diagnostics portfolio is providing important sales synergy and competitive wins in a constrained market. However, we do not guarantee the extent to which we will continue to realize the benefits of the integration, or the timing of any such realization.

Results of operations

Sales in the second quarter of 1999 grew 2.6% (2.4% excluding the effect of foreign currency rate changes) compared to the same period in the prior year. Sales in North America increased 11.6% and sales in Europe increased 0.8% during the second quarter compared to the same period in the prior year, but were offset by a decrease of 19.7% in Asia and other international markets. European sales were dampened by softness in the German market along with a slow down at one of our European distributors. In North America, increased instrument sales under sales-type lease arrangements in the current period resulted in an increase in reported revenues, as revenues on the instrument portion of sales-type leases are recognized immediately. Decreased sales in Asia are primarily attributable to Japan's troubled economy and China's national reorganization of its life science research infrastructure.

Sales in the first half of 1999 grew 2.1% (1.6% excluding the effect of foreign currency rate changes) compared to the first half of 1998. The increase in sales was due to the factors mentioned previously as well as:

   - inclusion of six months of Coulter international sales in the first half of 1999 compared to only five months in the first half of 1998 due to the lagging of Coulter international results of operations; offset by
   - inclusion of higher sales in the first half of 1998 from what would have traditionally been the fourth quarter for the old Coulter business (Coulter's fiscal year previously ended on March
       31).

Gross profit as a percentage of sales in the second quarter of 1999 was 47.5%, 1.9 percentage points higher than the same period in the prior year primarily due to synergies associated with the integration of the Beckman and Coulter organizations.

For the first half of 1999, gross profit as a percentage of sales was 47.7%, 3.6 percentage points higher than the same period in 1998. In 1998 gross margins were lower due to a one-time increase in cost of sales of $5.7 million related to inventory revaluation from the Coulter acquisition. The absence of this one-time charge in 1999, combined with the synergies from the combination of Beckman and Coulter organizations contributed to higher gross margins in 1999.

Selling, general and administrative expenses ("SG&A") declined in absolute dollars and as a percentage of sales both in the three and six month periods ended June 30, 1999 as compared to the same periods in the prior year due to continuing progress with the integration activities. SG&A declined $8.1 million to $115.5 million or 25.9% of sales in the second quarter of 1999 from $123.6 million or 28.4% of sales in the second quarter of 1998. In the first half of 1999, SG&A was $227.3 million or 26.7% of sales compared to $243.3 million or 29.2% of sales in the first half of 1998 representing a decrease of $16.0 million or 6.6% from the prior period.

In accordance with our integration plans, during the second quarter of 1999, we began moving the manufacturing of certain products from our manufacturing operations in Germany and the United States to Ireland. We expect the additional expenses associated with these moves to be offset by the potential tax savings which should result from manufacturing in a more tax-advantaged location. In addition to the tax savings, the move is expected to expand the manufacturing and technical knowledge base for these products in Ireland, and to accommodate future Far East volume requirements for the same products with minimal incremental expenditure. As part of our integration efforts, we intend to continue to make further opportunistic changes in the second half of 1999 and beyond.

Net income for the second quarter of 1999 was $25.9 million or $0.87 per diluted share compared to $9.5 million or $0.32 per diluted share. For the first half of 1999, net income amounted to $42.9 million or $1.45 per diluted share, compared to $1.1 million or $0.04 per diluted share during the same period in 1998. The increase in net income is primarily due to the various reasons discussed previously. In addition, a lower average debt balance as well as slightly lower interest rates in 1999 contributed to a decrease in interest expense from 1998 to 1999, which in turn contributed to the increase in net income.

Financial Condition

As discussed in greater detail in our 1998 annual report, we are a highly leveraged company. Although the debt-to-capital ratio has declined, as planned, from 89.8% at December 31, 1998 to 87.3% at June 30, 1999, among other things, our high level of debt:
- increases our vulnerability to general adverse economic and industry conditions;
- could limit our ability to obtain additional financing on favorable terms; and
- requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At June 30, 1999, we are in compliance with such financial ratios and tests.

We have and will continue to evaluate opportunities to provide additional cash flow by monetizing assets during 1999 and beyond, including sales of certain financial assets (primarily consisting of equipment subject to customer leases and sales-type lease receivables) and real estate assets. If remaining sales are consummated as expected, we believe the total proceeds generated for 1999 will be approximately $30.0 million, less any costs to complete the transactions.

Operating activities provided net cash of $60.4 million in the first half of 1999 compared to net cash usage of $92.2 million in the first half of the prior year. The primary reasons were:

     - net earnings were $42.9 million in 1999 compared to $1.1 million in 1998; and
     - payments towards costs accrued as part of the Coulter purchase liability in 1999 were $24.0 million compared to $112.2 million in 1998.


In 1999, investing activities used approximately $63.5 million of net cash primarily for capital purchases, whereas in 1998, investing activities provided $207.8 million of net cash, which included approximately $242.8 million representing net proceeds from the sale and leaseback of four of our properties.

Net cash used by financing activities was $8.5 million in 1999 compared to $119.0 million in 1998. Cash generated from the sale-leaseback of our properties mentioned previously was used to reduce our debt in 1998.

In addition to the decline in our debt-to-capital ratio mentioned above, the ratio of current assets to current liabilities improved to 1.5 at June 30, 1999 from 1.3 at December 31, 1998. Based upon current levels of operations and anticipated cost savings and future growth, we believe that our cash flow from operations, together with available borrowings under the credit facility and other sources of liquidity will be adequate to meet our anticipated requirements until the maturity of the credit facility in 2002. However, we cannot give any assurance that our business will continue to generate cash flows at or above current levels or that estimated cost savings or growth can be achieved. Our future operating performance and ability to service or refinance our existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

On June 3, 1999, we paid a quarterly cash dividend of $0.16 per share of common stock for a total of $4.5 million.

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

The following table is a summary of our Year 2000 program schedule target dates (1):


                                                  Testing/     Implement-
               Inventory  Assessment  Remediation validation   ation
               ---------  ----------  ----------- ----------   ---------
  Products &   Complete   Complete    Complete    Complete     Complete (2)
  services
  Management
  information  Complete   Complete    Complete    Q3 1999 (4)  Q3 1999 (4)
  systems
  Suppliers
  (materials   Complete  Complete     Complete    Q3 1999 (4)  Q3 1999 (4)
  & services)
  Engineering
  &            Complete  Complete     Complete    Q3 1999      Q3 1999
  manufact-
  uring
  processes
  Office       Complete  Complete     Complete    Complete (4) Q3 1999
  equipment
  Facilities   Complete  Complete     Q3 1999 (4) Q3 1999      Q3 1999
  and
  Utilities    Complete  Q3 1999 (4)     (3)       (3)        (3)

Notes:
(1) The target dates are the ends of the quarters referred to. For example Q3 1999 refers to the end of the third quarter of 1999.
(2) Implementation phase for products is defined as the availability of necessary software and/or hardware upgrades.
(3) These phases will not be performed for utilities, but will be considered as part of the contingency planning.
(4) Reflects one quarter extension; procedures in process, only minor issues remain.

A number of our products include computer hardware and software, including substantial custom software. During 1998, we began providing our customers information about the Year 2000 status of our products, and made all upgrades available by the end of the first quarter of 1999 (see table above). At the beginning of the second quarter of 1999, we put into practice a new plan to manage the field implementation of these upgrades, which will extend into the fourth quarter of 1999. We believe there are no significant
Year 2000 product performance issues with respect to products that we will continue to support after January 1, 2000. We believe the impact to our business based on Year 2000 product performance issues or litigation related to those issues will not be material. However, we cannot give any assurances to that effect until our entire inventory, assessment, and remediation activities are completed for all projects in the table above.

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

We do not expect that the cost of our Year 2000 program will be material to our business, results of operations, financial position or liquidity. We anticipate that the total cost for our Year 2000 program through 1999 will be approximately $9.0 million. Through June 30, 1999 we have spent approximately $5.7 million on our Year 2000 program. The majority of these costs are for the remediation or replacement of management information systems. Most of the funding for our Year 2000 program is separately budgeted, but a portion of the funding is part of our management information systems budget. Year 2000 program funding has delayed the implementation of certain other management information systems changes, but this delay will have only a minor impact on managing the Company.

We have established and are implementing a contingency planning process with respect to Year 2000 issues (including most reasonably likely worse case Year 2000 scenarios). Although several plans have been developed, we continue to determine the extent and depth necessary for each aspect of our business.

Euro - the new European currency

Eleven countries of the European Union have adopted a single currency known as the "euro". The euro came into existence on January 1, 1999, and is the official currency for the countries of the Economic and Monetary Union (Austria, Belgium, Finland, France, Germany, Holland, Ireland, Italy, Luxembourg, Portugal and Spain) with national currencies expressed as a denomination (national currency units) of the euro. During the three-year transition period following its introduction, countries will be allowed to transact business both in the euro and in their own currencies at fixed conversion rates. On January 1, 2002, the euro will be the only currency in Economic and Monetary Union countries.

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

Business Climate

In the U.S., the life science research market continues to show signs of improvement, stimulated by the general economy. The clinical diagnostic market is under pressure from significant cost containment efforts and the overall restructuring of the industry, compounded by the uncertainty of the future direction of healthcare reforms. In 1999, portions of these markets served by us are expected to grow in the low single digits.

The Asia Pacific market, including Japan, continues to be severely impacted by economic uncertainty. The two key factors are:

     1.the recession in Japan, which is limiting the release of life science research funding; and
     2.the currency crisis which has affected most countries in Southeast Asia.

In general, the European clinical diagnostics and life science research markets continue to be dampened by cost containment initiatives as part of governmental fiscal management policies. These policies are driven in large part by the requirements for the ongoing European monetary union.

Forward Looking Statements

All statements contained in this quarterly report, or in any document we file with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of our company, that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

This 10-Q report contains such forward-looking statements, including statements regarding, among other items:
     1. anticipated benefits, including potential tax savings, from integration of manufacturing operations;
     2.   anticipated proceeds from the sale of assets;
     3.   anticipated trends in our business and market growth;
     4. our cash flow, liquidity requirements, and our ability to service debt; and
     5.   the impact of Year 2000 issues on our operations.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

     1. complexity and uncertainty regarding development of new high-technology products;
     2. loss of market share through aggressive competition in the clinical diagnostics and life science research markets;
     3. our dependence on capital spending policies and government funding;
     4.   the effect of potential healthcare reforms;
     5. general economic conditions in countries in which we do business, such as, Japan and Germany;
     6.   fluctuations in foreign exchange rates and interest rates;
     7.   reliance on patents and other intellectual property;
     8. difficulties, delays or failure in effectively integrating worldwide operations;
     9.   unanticipated Year 2000 or euro problems; and
     10.  other factors that cannot be identified at this time.

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

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits

          11.  Statement re Computation of Per Share Earnings:

               This information is set forth in Note 4, Net Earnings Per Share of the Condensed Consolidated Financial
               Statements included in Part I herein.

          15.  Independent Accountants' Review Report, July 21, 1999.

          27.  Financial Data Schedule for the six
               month period ended June 30, 1999.

          b)   Reports on Form 8-K

               None.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BECKMAN COULTER, INC.
                                        (Registrant)



Date:  August 2, 1999                 by WILLIAM H. MAY
                                      _______________________________
                                      William H. May
                                      Vice President, General
                                      Counsel and Secretary


Date:  August 2, 1999                 by JAMES T. GLOVER
                                      _______________________________
                                      James T. Glover
                                      Vice President and
                                      Controller

                           EXHIBIT INDEX
                  FORM 10-Q, SECOND QUARTER, 1999


Exhibit
Number         Description
-------        -----------

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 4, Net Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.            Independent Accountants' Review Report, July 21, 1999.

27. Financial Data Schedule for the six month period ended June 30, 1999.