Form 10-Q
period 1999-09-30
BECKMAN COULTER INC
filed 1999-11-04
CIK 840467

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C. 20549

     (Mark One)
     (X)Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

           For the quarterly period ended September 30, 1999

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


          APPLICABLE ONLY TO CORPORATE ISSUERS:

          Outstanding shares of common stock, $0.10 par value, as of October 25, 1999: 29,051,845 shares.

                                PART I

                         FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 1999 and 1998

               Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998

               Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1999 and 1998

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

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security-Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                                PART I
                         FINANCIAL INFORMATION
                         BECKMAN COULTER, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Amounts in Millions, Except Share Data)
                               Unaudited

                             Three Months Ended    Nine Months Ended
                                September 30,        September 30,
                               1999      1998       1999      1998
                               ----      ----       ----      ----
Sales                        $440.1    $400.8     $1,291.4  $1,234.9
Cost of sales                 231.2     207.0        676.5     673.3
                             ------    ------     --------  --------
Gross profit                  208.9     193.8        614.9     561.6

Operating expenses:
  Selling, general and
   administrative             117.4     120.2        344.8     363.5
  Research and development     42.0      41.2        123.2     125.0
                             ------    ------     --------  --------
    Total operating expenses  159.4     161.4        468.0     488.5
                             ------    ------     --------  --------
Operating income               49.5      32.4        146.9      73.1

Nonoperating expenses:
  Interest income              (2.2)     (4.9)        (5.9)    (12.0)
  Interest expense             18.1      19.1         55.2      68.2
  Other, net                   (1.6)     (2.2)        (0.7)     (5.0)
                             ------    ------     --------  --------
    Total nonoperating
     expenses                  14.3      12.0         48.6      51.2

Earnings before income taxes   35.2      20.4         98.3      21.9
Income taxes                   10.8       6.5         31.0       7.0
                             ------    ------     --------  --------
Net earnings                 $ 24.4    $ 13.9     $   67.3  $   14.9
                             ======    ======     ========  ========

Basic earnings per share     $ 0.85    $ 0.49     $   2.35  $   0.53

Weighted average number of
shares outstanding
(in thousands)               28,754    28,130       28,602    27,929

Diluted earnings per share   $ 0.82    $ 0.47     $   2.27  $   0.51

Weighted average number of
shares and dilutive shares
outstanding (in thousands)   29,764    29,644       29,664    29,301

Dividends declared per share $ 0.16    $ 0.15     $   0.48  $   0.45

See accompanying Notes to Condensed Consolidated Financial Statements.

                         BECKMAN COULTER, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
            (Amounts in Millions, Except Amounts per Share)
                               Unaudited

                                             September    December
                                                30,          31,
                                               1999         1998
Assets                                         ----         ----
Current assets:
  Cash and equivalents                      $   29.9     $   24.7
  Trade and other receivables                  502.8        540.2
  Inventories                                  311.9        302.8
  Deferred income taxes                         55.8         60.5
  Other current assets                          32.8         28.4
                                            --------     --------
    Total current assets                       933.2        956.6

Property, plant and equipment, net             311.5        309.4
Intangibles, less accumulated amortization
  of $42.1 in 1999 and $27.6 in 1998           404.6        419.1
Goodwill, less accumulated amortization of
  $22.3 in 1999 and $14.9 in 1998              347.5        356.1
Other assets                                    98.4         92.1
                                            --------     --------
    Total assets                            $2,095.2     $2,133.3
                                            ========     ========
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities
   of long-term debt                        $   63.8     $  135.1
  Accounts payable, accrued expenses and
   other liabilities                           425.1        523.0
  Income taxes                                  77.7         61.2
                                            --------     --------
    Total current liabilities                  566.6        719.3

Long-term debt, less current maturities      1,017.0        982.2
Other liabilities                              325.6        304.9
                                            --------     --------
    Total liabilities                        1,909.2      2,006.4

Stockholders' equity:
  Preferred stock, $0.10 par value;
   authorized 10.0 shares; none issued          -            -
  Common stock, $0.10 par value; authorized
   75.0 shares; shares issued 29.1 at 1999
   and 1998; shares outstanding 28.8 at
   1999 and 28.4 at 1998                         2.9          2.9
  Additional paid-in capital                   133.8        131.9
  Retained earnings                             88.9         35.4
  Accumulated other comprehensive loss:
   Cumulative foreign currency translation
    adjustment                                 (22.4)       (13.9)
  Treasury stock, at cost                      (17.2)       (29.4)
                                            --------     --------
    Total stockholders' equity                 186.0        126.9
                                            --------     --------
    Total liabilities and
     stockholders' equity                   $2,095.2     $2,133.3
                                            ========     ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                         BECKMAN COULTER, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Amounts in Millions)
                               Unaudited

                                                Nine Months Ended
                                                  September 30,
                                                 1999      1998
                                                 ----      ----
Cash Flows from Operating Activities
  Net earnings                               $  67.3   $  14.9
  Adjustments to reconcile net earnings to
  net cash provided (used) by operating
  activities:
   Depreciation and amortization               109.2     115.0
   Net deferred income taxes                    (0.7)     (3.4)
   Proceeds from sale of sales-type lease       45.7      40.1
    receivables
   Changes in assets and liabilities:
    Trade and other receivables                 (0.4)     (7.0)
    Inventories                                 (8.2)      4.3
    Accounts payable, accrued expenses and
     other liabilities                         (84.7)   (195.5)
    Accrued restructuring costs                (14.3)    (17.8)
    Income taxes payable                        16.4      (4.3)
    Other                                       10.3       7.5
                                              ------    ------
     Net cash provided (used) by
      operating activities                     140.6     (46.2)
                                              ------    ------
Cash Flows from Investing Activities
  Additions to property, plant and equipment  (104.2)   (129.3)
  Net disposals of property, plant and
   equipment                                     7.4      39.5
  Proceeds from sale-leaseback of real estate     -      242.8
                                              ------    ------
     Net cash (used) provided by
      investing activities                     (96.8)    153.0
                                              ------    ------
Cash Flows from Financing Activities
  Dividends to stockholders                    (13.7)    (12.6)
  Proceeds from issuance of stock               14.8      16.9
  Notes payable (reductions) borrowings        (70.3)     16.3
  Long-term debt borrowings                     41.0     418.0
  Long-term debt reductions                    (10.6)   (564.2)
                                              ------    ------
     Net cash used by financing activities     (38.8)   (125.6)
                                              ------    ------
Effect of exchange rates on cash and
 equivalents                                     0.2       0.6
                                              ------    ------
Increase (decrease) in cash and equivalents      5.2     (18.2)
Cash and equivalents - beginning of period      24.7      33.5
                                              ------    ------
Cash and equivalents - end of period          $ 29.9    $ 15.3
                                              ======    ======
Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
     Interest                                 $ 55.0    $ 55.2
     Income Taxes                             $ 14.5    $ 11.3
Non-cash investing and financing activities:
  Purchase of equipment under capital lease   $  2.1    $  5.6

See accompanying Notes to Condensed Consolidated Financial Statements.

                         BECKMAN COULTER, INC.
         Notes To Condensed Consolidated Financial Statements
                          September 30, 1999
                               Unaudited

1.   Report by Management
-------------------------
We prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission (SEC) for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by generally accepted accounting principles (GAAP) have been condensed or omitted. In addition, we have reclassified certain prior period data to conform to the current presentation.

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

2.   Use of Estimates
---------------------
In preparing the financial statements in accordance with GAAP, we have made certain estimates and assumptions that affect the following:
     - reported amounts of assets and liabilities at the date of the financial statements;
     - disclosure of contingent assets and liabilities at the date of the financial statements; and
     - reported amounts of sales and expenses during the reporting period.
Actual results could differ from these estimates.

3.   Comprehensive Income (Loss)
--------------------------------
Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income. Components of comprehensive income (loss) include net earnings and foreign currency translation adjustments. The components of comprehensive income are as follows (in millions):

                       Three Months Ended     Nine Months Ended
                       ------------------     -----------------
                          September 30,         September 30,
                          -------------         -------------
                        1999       1998        1999        1998
                        ----       ----        ----        ----
Net earnings          $ 24.4     $ 13.9      $ 67.3      $ 14.9

 Foreign currency
  Translation
   adjustment            3.5       (6.8)       (8.5)      (14.7)
                      ------     ------      ------      ------
Comprehensive
 income               $ 27.9     $  7.1      $ 58.8      $  0.2
                      ======     ======      ======      ======

4.   Earnings Per Share
-----------------------
Statement of Financial Accounting Standards No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings per share (EPS), where:
  - "basic earnings per share" includes only actual weighted average shares outstanding; and
  - "diluted earnings per share" includes the effect of any items that are dilutive, such as stock options.

The following table summarizes the computation of EPS (in millions, except amounts per share):

                            Three Months Ended September 30,
                            --------------------------------
                             1999                      1998
                             ----                      ----
                                    Per                        Per
                   Net              Share     Net              Share
                   Earnings Shares  Amount    Earnings Shares  Amount
                   -------- ------  ------    -------- ------  ------
Basic EPS:
 Net earnings      $  24.4    28.8  $ 0.85    $  13.9    28.1  $ 0.49

 Effect of
  dilutive
  stock options         -      1.0   (0.03)        -      1.5   (0.02)
                   -------    ----  ------    -------    ----  ------
Diluted EPS:
  Net earnings     $  24.4    29.8  $ 0.82    $  13.9    29.6  $ 0.47
                   =======    ====  ======    =======    ====  ======

                             Nine Months Ended September 30,
                             -------------------------------
                            1999                      1998
                            ----                      ----
                                    Per                        Per
                   Net              Share     Net              Share
                   Earnings Shares  Amount    Earnings Shares  Amount
                   -------- ------  ------    -------- ------  ------
Basic EPS:
 Net earnings      $  67.3    28.6  $ 2.35    $  14.9    27.9  $ 0.53

 Effect of
  dilutive
  stock options        -       1.1   (0.08)        -      1.4   (0.02)
                   -------    ----  ------    -------    ----  ------
Diluted EPS:
  Net earnings     $  67.3    29.7  $ 2.27    $  14.9    29.3  $ 0.51
                   =======    ====  ======    =======    ====  ======

5.   Sale of Receivables
------------------------
In the first nine months of 1999, we sold certain financial assets (primarily consisting of sales-type lease receivables) as part of our plan to reduce debt and provide funds for integration purposes. The net book value of financial assets sold was $44.4 million for which we received approximately $45.7 million in cash proceeds. In the first nine months of 1998, we sold similar assets with a net book value of $39.3 million for cash proceeds of $40.1 million. Under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. We have established a reserve for potential losses, since the sales are subject to certain recourse provisions.

6.   Inventories
----------------
Inventories consisted of the following (in millions):

                                      September 30,     December 31,
                                            1999             1998
                                            ----             ----
Finished products                        $ 189.9          $ 183.2
Raw materials, parts and                   102.2             95.1
 assemblies
Work in process                             19.8             24.5
                                         -------          -------
                                         $ 311.9          $ 302.8
                                         =======          =======

7.   Provision for Restructuring Operations
-------------------------------------------
We recorded a restructuring charge of $19.1 million, $11.2 million after taxes, in the fourth quarter of 1998. The following table details the activity within the provision for the nine months ended September 30, 1999 (in millions):

                                             Facility
                                             Consolidation
                                 Personnel   and
                                 and         Asset-related
                                 Other       Write-offs     Total
                                 -----       ----------     -----
Balance at December 31, 1998:
Consolidation of sales, general
  administrative and technical
  functions                      $10.1       $ -            $10.1
Changes in
 manufacturing/production          3.2         5.8            9.0
                                 -----       -----          -----
Remaining provision included in
 accrued expenses                 13.3         5.8           19.1

1999 year-to-date activity:
Consolidation of sales, general
  administrative and technical
  functions                      (0.6)          -           (0.6)
Changes in
 manufacturing/production        (0.8)       (0.4)          (1.2)
                                -----       -----          -----
Total 1999 year-to-date
 activity                        (1.4)       (0.4)          (1.8)
                                -----       -----          -----

Balance at September 30, 1999:
Consolidation of sales, general
  administrative and technical
  functions                       9.5           -            9.5
Changes in
 manufacturing/production         2.4         5.4            7.8
                                -----       -----          -----
Balance at September 30, 1999   $11.9        $5.4          $17.3
                                =====       =====          =====

In the fourth quarter of 1997, we recorded a restructuring charge of $59.4 million, $36.4 million after taxes. The following table details the activity in the first nine months of 1999 and the balances of the major components of the 1997 restructuring provision (in millions):

                                             Facility
                                             Consolidation
                                 Personnel   and
                                 and         Asset-related
                                 Other       Write-offs     Total
                                 -----       ----------     -----
Balance at December 31, 1998:
Consolidation of sales, general
  administrative and technical
  functions                      $12.8       $3.9           $16.7
Changes in
 manufacturing/production          1.9        3.9             5.8
                                 -----       ----           -----
Remaining provision included in
  accrued expenses                14.7        7.8            22.5

1999 year-to-date activity
Consolidation of sales, general
  administrative and technical
  functions                      (10.7)      (1.6)          (12.3)
Changes in
 manufacturing/production           -        (0.2)           (0.2)
                                 -----       ----           -----
Total 1999 year-to-date
 activity                        (10.7)      (1.8)          (12.5)
                                 -----       ----           -----
Balance at September 30, 1999:
Consolidation of sales, general
  administrative and technical
  functions                        2.1         2.3            4.4
Changes in
 manufacturing/production          1.9         3.7            5.6
                                 -----        ----          -----
Balance at September 30, 1999    $ 4.0        $6.0          $10.0
                                 =====        ====          =====

8.   Debt Financing and Guarantor Subsidiaries
----------------------------------------------
In March 1998, we issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008 (the "Offering"). We used the net proceeds of $394.3 million to reduce borrowings and commitments under our bank facilities and for operating purposes. In connection with the Offering, certain of our subsidiaries (the "Guarantor Subsidiaries") jointly, fully, severally, and unconditionally guaranteed such notes. We present below the supplemental condensed financial information (in millions) of the Company, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Please note that in this footnote, we used the equity method of accounting for our investments in subsidiaries and the Guarantor Subsidiaries' investments in Non-Guarantor Subsidiaries. This financial information should be read in conjunction with the Condensed Consolidated Financial Statements.


                                          Non-
                                Guarantor Guarantor
                                Subsi-    Subsi-    Elimina-  Consoli-
                        Parent  diaries   diaries   tions     dated
                        ------  -------   -------   -----     -----

Condensed Consolidated
Balance Sheet at
September 30, 1999
Assets:
  Cash and equivalents $  (3.3) $    1.7   $  31.5   $  -      $  29.9
  Trade and other
   receivables           228.9       2.7     271.2      -        502.8
  Inventories            176.0      51.0     133.1     (48.2)    311.9
  Other current assets   359.0     602.7      71.9    (945.0)     88.6
                       -------   -------   ------- ---------  --------
    Total current
      assets             760.6     658.1     507.7    (993.2)    933.2

  Property, plant and
   equipment, net        152.0      86.6     145.3     (72.4)    311.5
  Intangibles, net        31.0     370.0       3.6       -       404.6
  Goodwill, net           10.3     328.1       9.1       -       347.5
  Other assets         1,412.3     129.8     258.4  (1,702.1)     98.4
                      --------  --------   ------- ---------  --------
     Total assets     $2,366.2  $1,572.6   $ 924.1 $(2,767.7) $2,095.2
                      ========  ========   ======= =========  ========
Liabilities and
stockholders' equity:
  Notes payable and
   current maturities
   of long-term debt  $    4.7  $    1.4   $  57.7 $    -     $   63.8
  Accounts payable,
   accrued expenses,
   and other
   liabilities           307.8      46.4      70.9      -        425.1

  Income taxes           328.1     603.1     105.6    (959.1)     77.7
                      --------  --------   ------- ---------   -------
    Total current
     liabilities         640.6     650.9     234.2    (959.1)    566.6
  Long-term debt, less
   current maturities    966.3       0.5      50.2      -      1,017.0
  Other long-term
   liabilities           573.3     298.3     182.2    (728.2)    325.6
                      --------  --------   ------- ---------   -------
    Total liabilities  2,180.2     949.7     466.6  (1,687.3)  1,909.2

  Total stockholders'
   equity                186.0     622.9     457.5  (1,080.4)    186.0
                      --------  --------   ------- ---------   -------
    Total liabilities
     and
     stockholders'
     equity           $2,366.2  $1,572.6   $ 924.1 $(2,767.7) $2,095.2
                      ========  ========   ======= =========  ========


                                            Non-
                                  Guarantor Guarantor
                                  Subsi-    Subsi-    Elimina-     Consoli-
                         Parent   diaries   diaries   tions        dated
                         ------   -------   -------   -----        -----
Condensed Consolidated
Balance Sheet
December 31, 1998
Assets:
  Cash and equivalents   $   4.2  $  (0.1)  $  20.6   $    -       $  24.7
  Trade and
   other receivables       199.9     50.4     289.9        -         540.2
  Inventories              146.5     52.6     134.6     (30.9)       302.8
  Other current assets     149.0    396.4      86.7    (543.2)        88.9
                        -------- --------   ------- ---------     --------
   Total current
    assets                 499.6    499.3     531.8    (574.1)       956.6

  Property, plant and
   equipment, net          120.7     89.1     156.3     (56.7)       309.4
  Intangibles, net          33.0    384.8       1.3       -          419.1
  Goodwill, net             15.0    329.5      11.6       -          356.1
  Other long-term
   assets                1,357.1    176.0     253.2  (1,694.2)        92.1
                        -------- --------   ------- ---------     --------
     Total assets       $2,025.4 $1,478.7   $ 954.2 $(2,325.0)    $2,133.3
                        ======== ========   ======= =========     ========
Liabilities and
stockholders'
  equity:
  Notes payable and
   current maturities
   of long-term debt    $   19.6 $    2.6   $ 112.9 $    -        $  135.1
  Accounts payable,
   accrued expenses
   and other
   liabilities             219.5    199.7     103.8      -           523.0
  Income taxes             176.0    323.9      83.2    (521.9)        61.2
                        --------  -------   -------  --------     --------
     Total current
      liabilities          415.1    526.2     299.9    (521.9)       719.3
  Long-term debt, less
   current maturities      950.8      0.8      30.6      -           982.2
  Other long-term
   liabilities             532.6    279.6     214.4    (721.7)       304.9
                        --------  -------   -------  --------     --------

   Total liabilities     1,898.5    806.6     544.9  (1,243.6)     2,006.4

 Total stockholders'
  equity                   126.9    672.1     409.3  (1,081.4)       126.9
                        --------  -------   -------  --------     --------
    Total liabilities
     and
     stockholders'
     equity             $2,025.4 $1,478.7  $  954.2 $(2,325.0)    $2,133.3
                        ======== ========  ======== =========     ========

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       ------  -------    -------   -----      -----
Condensed Consolidated
Statement of
Operations
Quarter ended
September 30, 1999
Sales                  $304.2   $ 96.3    $200.8    $(161.2)   $440.1
Operating costs and
  expenses:
  Cost of sales         200.1     54.9     132.1     (155.9)    231.2
  Selling, general
   and
   administrative        51.9     18.1      47.4         -      117.4
  Research and
   development           26.7     14.0       1.3         -       42.0
                       ------   ------    ------    -------    ------
Operating income         25.5      9.3      20.0     (  5.3)     49.5
Nonoperating (income)
 expense                 (2.4)     0.9      (1.1)      16.9      14.3
                       ------   ------    ------    -------    ------
Earnings before
 income taxes            27.9      8.4      21.1      (22.2)     35.2
Income taxes (benefit)    8.6      3.3       5.7      ( 6.8)     10.8
                       ------   ------    ------    -------    ------
Net earnings           $ 19.3   $  5.1    $ 15.4    $ (15.4)   $ 24.4
                       ======   ======    ======    =======    ======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       ------  -------    -------   -----      -----
Condensed Consolidated
Statement of
Operations
Quarter ended
September 30,1998
Sales                  $176.9  $132.6     $167.7    $(76.4)    $400.8
Operating costs and
  expenses:
  Cost of sales         107.3    71.4      106.6     (78.3)     207.0
  Selling, general
   and
   administrative        34.7    30.1       55.4        -       120.2
  Research and
   development           24.6    16.6        -          -        41.2
                       ------  ------     ------    ------     ------
Operating income         10.3    14.5        5.7       1.9       32.4
Nonoperating (income)
  expense                (6.1)  (13.1)       0.6      30.6       12.0
                       ------  ------     ------    ------     ------
Earnings before
  income taxes           16.4    27.6        5.1     (28.7)      20.4

Income taxes (benefit)    5.8     9.9        1.0     (10.2)       6.5
                       ------  ------     ------    ------     ------
Net earnings           $ 10.6  $ 17.7     $  4.1    $(18.5)    $ 13.9
                       ======  ======     ======    ======     ======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       ------  -------    -------   -----      -----
Condensed Consolidated
Statement of
Operations
Nine months ended
September 30, 1999
Sales                  $886.8  $285.4     $701.5    $(582.3)   $1,291.4
Operating costs and
 expenses:
  Cost of sales         593.3   172.1      488.1     (577.0)      676.5
  Selling, general
   and
   administrative       160.3    44.8      139.7         -        344.8
  Research and
   development           78.6    40.0        4.6         -        123.2
                       ------  ------     ------     ------    --------
Operating income
 (loss)                  54.6    28.5       69.1     (  5.3)      146.9
Nonoperating (income)
 expense                 (7.8)   (0.2)      (1.3)      57.9        48.6
                       ------  ------     ------     ------    --------
Earnings before
 income taxes            62.4    28.7       70.4      (63.2)       98.3
Income taxes (benefit)   19.6    12.3       19.0      (19.9)       31.0
                       ------  ------     ------     ------    --------
Net earnings           $ 42.8  $ 16.4     $ 51.4    $ (43.3)   $   67.3
                       ======  ======     ======     ======    ========

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       ------  -------    -------   -----      -----

Condensed Consolidated
Statement of
Operations
Nine Months ended
September 30, 1998
Sales                  $556.9  $406.2     $526.6    $(254.8)   $1,234.9
Operating costs and
  expenses:
  Cost of sales         346.0   236.8      340.4     (249.9)      673.3
  Selling, general
   and
   administrative       117.2    97.5      148.8        -         363.5
  Research and
   development           72.8    49.7        2.5        -         125.0
                       ------  ------     ------    -------     -------
Operating income         20.9    22.2       34.9     (  4.9)       73.1
Nonoperating expense
  (income)                4.7   (30.3)       2.4       74.4        51.2
                       ------  ------     ------    -------     -------
Earnings before
  income taxes           16.2    52.5       32.5      (79.3)       21.9
Income taxes (benefit)    5.7    18.9        6.2      (23.8)        7.0
                       ------  ------     ------    -------     -------
Net earnings           $ 10.5  $ 33.6     $ 26.3    $ (55.5)    $  14.9
                       ======  ======     ======    =======     =======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Consoli-
                       Parent  diaries    diaries   dated
                       ------  -------    -------   -----
Condensed Consolidated
Statement of Cash
Flows
Nine months ended
September 30, 1999
Net cash provided
 (used) by
 operating
 activities            $50.6   $ (19.9)   $ 109.9   $ 140.6
                       -----   -------    -------   -------
Cash flows from
 investing
 activities:
Additions to property,
 plant and equipment   (49.3)    (3.4)      (51.5)   (104.2)
Net disposals of
 property,
 plant and equipment     4.8      2.6          -        7.4
                      ------   ------     -------    ------
Net cash used by
 investing
 activities            (44.5)    (0.8)      (51.5)    (96.8)
                       ------   ------     ------    ------
Cash flows from
 financing
 activities:
Dividends to
 stockholders          (13.7)      -           -      (13.7)
Proceeds from
 issuance
 of stock               14.8       -           -       14.8
Notes payable
 (reductions)
 borrowings            (13.7)    (1.0)      (55.6)    (70.3)
Net intercompany
 (reductions)
 borrowings            (16.0)    23.6        (7.6)       -
Long-term debt
 borrowings
 (reductions)           15.0     (0.1)       15.5      30.4
                      ------   -------     ------    ------
Net cash (used)
 provided
 by financing
 activities            (13.6)    22.5       (47.7)    (38.8)
                      ------   -------     ------    ------
Effect of exchange
 rates on cash
 and equivalents          -       -           0.2       0.2
                      ------   -------     ------    ------
(Decrease) increase in
 cash and equivalents   (7.5)     1.8        10.9       5.2
Cash and equivalents
 - beginning of period   4.2     (0.1)       20.6      24.7
                      ------    ------     ------    ------
Cash and equivalents
 - end of period      $ (3.3)   $ 1.7      $ 31.5    $ 29.9
                      ======    ======     ======    ======

                                          Non-
                               Guarantor  Guarantor
                               Subsi-     Subsi-    Elimina-   Consoli-
                       Parent  diaries    diaries   tions      dated
                       ------  -------    -------   -----      -----

Condensed Consolidated
Statement of Cash
Flows
Nine Months ended
September 30, 1998
Net cash provided
 (used) by
 operating
 activities           $32.5   $(66.2)    $(12.5)    $  -      $ (46.2)
                      -----   ------     ------     ------    -------
Cash flows from
 investing
 activities:
Additions to property,
 plant and equipment  (39.7)   (10.7)     (78.9)       -       (129.3)
Net disposals of
 property, plant
 and equipment          1.4       -        38.1        -         39.5
Proceeds from sale-
 leaseback of real
 estate               186.1       -          -       56.7       242.8
                     ------   ------     ------    ------      ------
Net cash provided
 (used) by
 investing
 activities           147.8    (10.7)     (40.8)     56.7       153.0
                     ------   ------     ------    ------      ------
Cash flows from
 financing
 activities:
Dividends to
 stockholders         (12.6)      -          -        -         (12.6)
Proceeds from
 issuance
 of stock              16.9       -          -        -          16.9
Notes payable
 borrowings
 (reductions)          23.7     0.1        (7.5)      -          16.3
Intercompany
 (reductions)
 borrowings           (65.0)   70.0        51.7     (56.7)         -
Long-term
 (reductions)
 borrowings          (153.0)   (2.2)        9.0       -        (146.2)
                     ------  ------      ------    ------      ------
Net cash (used)
 provided
 by financing
 activities          (190.0)   67.9        53.2     (56.7)     (125.6)
                     ------  ------      ------    ------      ------
Effect of exchange
 rates on cash
 and equivalents       -        -           0.6       -           0.6
                     ------  ------      ------    ------      ------
(Decrease) increase
 in cash and
 equivalents          (9.7)   (9.0)         0.5       -         (18.2)
Cash and equivalents
 - beginning of
   period             13.9     7.3         12.3       -          33.5
                    ------  ------       ------    ------      ------
Cash and equivalents
 - end of period    $  4.2  $ (1.7)      $ 12.8    $  -        $ 15.3
                    ======  ======       ======    ======      ======

9.   Contingencies
------------------
We are involved in a number of lawsuits, which we consider normal in view of our size and the nature of our business. We do not believe that any liability resulting from any such lawsuits will have a material adverse effect on our operations, financial position or liquidity.


10.  Business Segment Information
---------------------------------
We adopted Statement of Financial Accounting Standards No. 131,
"Disclosures about Segments of an Enterprise and Related
Information" ("SFAS 131"), beginning with the 1998 annual report. SFAS 131 requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

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

(in millions)          For the quarters ended   For the nine months
                            September 30,       ended September 30,
                            1999       1998        1999        1998
                            ----       ----        ----        ----
Net sales
 Clinical diagnostics     $ 347.2    $ 315.6    $ 1,027.4  $  979.4
 Life science
  research                   92.9       85.2        264.0     255.5
 Center                       -          -            -         -
                          -------    -------    ---------  --------
 Consolidated             $ 440.1    $ 400.8    $ 1,291.4  $1,234.9
                          -------    -------    ---------  --------
Operating income (loss)
 Clinical diagnostics     $  57.9    $  44.0    $   165.9  $  112.4
 Life science
  research                   12.8        6.8         29.6      18.6
 Center                     (21.2)     (18.4)       (48.6)    (57.9)
                          -------    -------    ---------  --------
 Consolidated             $  49.5    $  32.4    $   146.9  $   73.1
                          -------    -------    ---------  --------
Interest income
 Clinical diagnostics     $  (0.8)   $  (4.0)   $    (2.3) $   (9.8)
 Life science
  research                    -          -            -         -
 Center                      (1.4)      (0.9)        (3.6)     (2.2)
                          -------    -------    ---------  --------
 Consolidated             $  (2.2)   $  (4.9)   $    (5.9) $  (12.0)
                          -------    -------    ---------  --------
Interest expense
 Clinical diagnostics     $   -      $   -      $     -    $    -
 Life science
  research                    -          -            -         -
 Center                      18.1       19.1         55.2      68.2
                          -------    -------    ---------  --------
 Consolidated             $  18.1    $  19.1    $    55.2  $   68.2
                          -------    -------    ---------  --------

                            September 30, 1999  December 31, 1998
                            ------------------  -----------------
Total assets
  Clinical diagnostics          $1,489.6           $1,519.2
  Life science research            167.7              199.2
  Center                           437.9              414.9
                                --------           --------
      Consolidated              $2,095.2           $2,133.3
                                ========           ========


Geographic areas

                          For the quarters ended   For the nine months
                                                          ended
(in millions)                 September 30,           September 30,
                           1999       1998        1999        1998
                           ----       ----        ----        ----
Sales to external
 customers
  North America           $250.5     $226.3    $  725.8    $  688.0
  Europe                   120.1      117.0       374.3       357.9
  Asia and Rest of World    69.5       57.5       191.3       189.0
                          ------     ------    --------    --------
      Consolidated        $440.1     $400.8    $1,291.4    $1,234.9
                          ======     ======    ========    ========

                            September 30, 1999   December 31, 1998
                            ------------------   -----------------
Long-lived assets
  North America                 $  776.8            $  814.7
  Europe                           293.8               273.3
  Asia and Rest of World            91.4                88.7
                                --------            --------
       Consolidated             $1,162.0            $1,176.7
                                ========            ========

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview
--------
Beckman Coulter, Inc. (formerly known as Beckman Instruments, Inc. and renamed Beckman Coulter, Inc. after the acquisition of Coulter Corporation), is a world leader in providing systems that simplify and automate laboratory processes. We design, manufacture and service a broad range of laboratory systems consisting of instruments, reagents and related products that customers use to conduct basic scientific research, drug discovery research and diagnostic analysis of patient samples.

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

In the third quarter of 1999, we achieved the following milestones:
  - We launched three key products - the Coulter HmX Hematology System, Fragment Analysis on the CEQ 2000 System, and the Avanti J High Capacity Centrifuge.
  - We finalized an agreement with Instrumentation Laboratory to expand coagulation product distribution in North America, an example of our strategy to leverage our global infrastructure with additional product lines.
  - We also resolved our manufacturing scale-up issues associated with the Total and free PSA tests for use on the ACCESS(R) Immunoassay System. These companion tests are on track to be available in Europe early next year and in the U.S. by the middle of next year.

We believe that the success of our integration programs has allowed us to meet our profitability targets, while our combined clinical diagnostics portfolio is providing important sales synergy and competitive wins in a constrained market. However, we do not guarantee the extent to which we will continue to realize the benefits of the integration, or the timing of any such realization.

Results of Operations
---------------------
Sales in the third quarter of 1999 were $440.1 million, an increase of 9.8% (9.5% excluding the effect of foreign currency rate changes) compared to the same period in the prior year. Clinical diagnostics sales were $347.2 million and life science research sales were $92.9 million in the third quarter of 1999, an increase of 10.0% and 9.0%, respectively, compared to the same period in 1998. Sales in North America, Europe, and Asia and Rest of World markets increased 10.7%, 2.6%, and 20.9%, respectively, during the third quarter compared to the same period in the prior year. In North America and Europe, increased instrument sales resulted in an increase in revenues compared to the same period in the prior year. The increase in European sales was dampened by the continuing softness in the German market. The increase in sales in Asia and Rest of World markets is the result of a stronger economy in the Asia Pacific region including Japan as compared to 1998.

Sales in the first nine months of 1999 grew 4.6% (4.1% excluding the effect of foreign currency rate changes) compared to the first nine months of 1998. Sales in the clinical diagnostics segment increased 4.9% and sales in the life science research segment increased 3.3% during the nine months ended September 1999 as compared to the same period in 1998. During the nine month period in 1999, sales in North America and Europe increased 5.5% and 4.6%, respectively, whereas sales in Asia and Rest of World markets increased 1.2% compared to the nine month period in 1998.

The increase in sales was due to the factors mentioned previously as well as:
     - inclusion of nine months of Coulter international sales in the first nine months of 1999 compared to only eight months in the first nine months of 1998 due to the lagging of Coulter international results of operations; offset by
     - inclusion of higher sales in the first nine months of 1998 from what would have traditionally been the fourth quarter for the old Coulter business (Coulter's fiscal year previously ended on March 31).

Gross profit as a percentage of sales in the third quarter of 1999 was 47.5%, 0.9 percentage points lower than the same period in the prior year. The decline in gross profit percentage is due to a higher proportion of instrument sales, which typically carry a lower gross margin compared to reagents, and due to increased service costs related to Year 2000 issues.

For the first nine months of 1999, gross profit as a percentage of sales was 47.6%, 2.1 percentage points higher than the same period in 1998. In 1998 gross margins were lower due to a one-time increase in cost of sales of $5.7 million in the first quarter related to an inventory revaluation from the Coulter acquisition. The absence of this one-time charge in 1999, combined with the synergies from the combination of the Beckman and Coulter organizations contributed to higher gross margins for the nine month period in 1999.

Selling, general and administrative expenses ("SG&A") declined $2.8 million to $117.4 million or 26.7% of sales in the third quarter of 1999 from $120.2 million or 30.0% of sales in the
third quarter of 1998.   In the first nine months of 1999, SG&A
was $344.8 million or 26.7% of sales compared to $363.5 million or 29.4% of sales in the first nine months of 1998 representing a decrease of $18.7 million or 5.1% from the prior period. SG&A declined in absolute dollars and as a percentage of sales in the three and nine month periods ended September 30, 1999 as compared to the same periods in the prior year due to continuing progress with our integration activities.

In accordance with our integration plans, we continue to move the manufacturing of certain products from our manufacturing operations in Germany and the United States to Ireland. We expect the additional expenses associated with these moves to be offset by tax savings, which will result from manufacturing in a more tax-advantaged location. In addition to the tax savings, the move will expand our manufacturing and technical knowledge base for these products in Ireland, as well as accommodate future Far East volume requirements for the same products with minimal incremental expenditure. As part of our integration efforts, we intend to continue to make further opportunistic changes in the remainder of 1999 and beyond.

Net earnings for the third quarter of 1999 was $24.4 million or $0.82 per diluted share compared to $13.9 million or $0.47 per diluted share in 1998. For the first nine months of 1999, net earnings was $67.3 million or $2.27 per diluted share, compared to $14.9 million or $0.51 per diluted share during the same period in 1998. The increase in net earnings is primarily due to the various reasons discussed previously. In addition, a lower average debt balance as well as slightly lower interest rates in 1999 contributed to a decrease in interest expense from 1998 to 1999, which in turn contributed to the increase in net earnings.

These results of operations have us on track to meet 1999 goals of 4% sales growth and diluted EPS of $3.50. For the year 2000, we again expect a 4% core sales increase and EPS growth of approximately 13%.

Financial Condition
-------------------
As discussed in greater detail in our 1998 annual report, Beckman Coulter is a highly leveraged company. Although the debt-to-capital ratio has declined from 89.8% at December 31, 1998 to 85.3% at September 30, 1999, among other things, our high level of debt:
     - increases our vulnerability to general adverse economic and industry conditions;
     - could limit our ability to obtain additional financing on favorable terms; and
     - requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At September 30, 1999, we believe that we are in compliance with such financial ratios and tests.

We have and will continue to evaluate opportunities to provide additional cash flow by monetizing assets during 1999 and beyond, including sales of certain financial assets (primarily consisting of sales-type lease receivables) and real estate assets.
If the remaining sales are consummated as expected, we believe the total proceeds generated for 1999 will be approximately $55.0 million, less any costs to complete the transactions.

Operating activities provided net cash of $140.6 million in the first nine months of 1999 compared to net cash usage of $46.2 million in the first nine months of the prior year. The primary reasons were:

     - net earnings were $67.3 million in 1999 compared to $14.9 million in 1998;
     - payments towards costs accrued as part of the Coulter purchase and assumed liabilities in 1999 were $21.5 million compared to $135.2 million in 1998; and
     - an increase in income tax liability due to higher pre-tax income and differences in timing of payments compared to the prior year.

In 1999, investing activities used $96.8 million of net cash primarily for capital purchases, whereas in 1998, investing activities provided $153.0 million of net cash, which included $129.3 million in capital purchases offset by $242.8 million of net proceeds from the sale and leaseback of four of our properties.

Net cash used by financing activities was $38.8 million for the nine-month period in 1999 compared to $125.6 million in 1998.
Cash generated from the sale-leaseback of our properties mentioned previously was used to reduce our debt in 1998.

In addition to the decline in our debt-to-capital ratio mentioned previously, the ratio of current assets to current liabilities ("current ratio") improved to 1.6 at September 30, 1999 from 1.3 at December 31, 1998. The decrease in current liabilities was due to payments towards reducing debt and accrued expenses related to the purchase of Coulter Corporation and restructure. The decrease in current assets was primarily due to the decrease in trade and other receivables offset by slight increases in cash and net inventories. Based upon current levels of operations and anticipated cost savings and future growth, we believe that our cash flow from operations, together with available borrowings under the credit facility and other sources of liquidity will be adequate to meet our anticipated requirements until the maturity of the credit facility in 2002. However, we cannot give any assurance that our business will continue to generate cash flows at or above current levels or that estimated cost savings or growth can be achieved. Our future operating performance and ability to service or refinance our existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

On September 9, 1999, we paid a quarterly cash dividend of $0.16 per share of common stock, for a total of $4.6 million.

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

The following table is a summary of our Year 2000 program schedule target dates (1):

                                                     Testing/     Implementa-
               Inventory  Assessment  Remediation    validation   tion

  Products &   Complete   Complete    Complete       Complete     Complete(2)
   services
  Management
   information Complete   Complete    Complete       Q4 1999(4)   Q4 1999(4)
   systems
  Suppliers
   (materials  Complete   Complete    Complete       Complete     Q4 1999(4)
   & services)
  Engineering
   &           Complete   Complete    Complete       Complete     Q4 1999(4)
   manufacturing
   processes
  Office       Complete   Complete    Complete       Complete     Complete
   equipment
  Facilities   Complete   Complete    Complete       Complete     Q4 1999(4)
   and
   Utilities   Complete   Complete     (3)              (3)           (3)


Notes:

(1) The target date, Q4 1999, refers to the end of the fourth quarter of 1999.
(2) Implementation phase for products is defined as the availability of necessary software and/or hardware upgrades.
(3) These phases will not be performed for utilities, but have been considered as part of our contingency plan.
(4) Reflects extension from prior quarter; procedures in process, only minor issues remain.

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

We believe our Year 2000 program will be completed as indicated in the current schedule. But the schedule is based on a number of factors and assumptions, such as:

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

We do not believe that we have a material relationship with
any single third party supplier or customer. Although a significant interruption in our suppliers' and customers' activities (due to Year 2000 issues) is unlikely, we could experience a material impact in our financial results if such an interruption occurs. Also, a portion of our revenues is indirectly dependent upon our customers' reimbursement from federal, state, municipal and foreign government agencies, and the state of readiness of those government agencies is of
concern.   At this time, we believe the most reasonably likely
worst case scenario involves a significant interruption in the ability of one or more government agencies to reimburse those customers, which could lead to a significant interruption in cash received from affected customers. We are unable to estimate either the likelihood or the potential cost of such an occurrence.

We do not expect that the cost of our Year 2000 program will be material to our business, results of operations, financial position or liquidity. We anticipate that the total cost for our Year 2000 program through 1999 will be approximately $7.5 million. Through September 30, 1999 we have spent approximately $6.1 million on our Year 2000 program. The majority of these costs are for the remediation or replacement of management information systems. Most of the funding for our Year 2000 program is separately budgeted, but a portion of the funding is part of our management information systems budget. Year 2000 program funding has delayed the implementation of certain other management information systems changes, but this delay will have only a minor impact on managing the Company. We have incurred service-related costs for implementing product upgrades in the field, but those costs have not been separately tracked and are not included in the cost of our Year 2000 program. Those costs are primarily the payroll and travel expenses for service engineers to install the upgrades and are not expected to be material to our business.

We have established and are implementing a contingency planning process with respect to Year 2000 issues (including most reasonably likely worst case Year 2000 scenarios).
Although several plans have been developed, we continue to determine the extent and depth necessary for each aspect of our business.

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

Early in 1997, we established a task force reporting to the chief financial officer to identify the issues related to the introduction of the euro and to develop and implement a plan to address those issues. The task force has developed a detailed plan for the euro implementation addressing all areas of operations, both internal and external. Major initiatives resulting from the recommendations of the task force are:

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

Business Climate
----------------
In the U.S., the clinical diagnostics market is under pressure from significant cost containment efforts and the overall restructuring of the industry, compounded by the uncertainty of the future direction of healthcare reforms. The life science research market continues to improve, stimulated by the general economy. In 1999, the portions of these markets served by us are expected to grow in the low single digits.

In general, the European clinical diagnostics and life science research markets continue to be dampened by cost containment initiatives as part of governmental fiscal management policies. These policies are driven in large part by the requirements for the ongoing European monetary union.

Although Asia and Rest of World markets, including Japan have started to show signs of improvement in 1999 compared to 1998, they continue to be impacted by economic uncertainty.


Forward Looking Statements
--------------------------
All statements contained in this quarterly report, or in any document we file with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of our company, that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

This 10-Q report contains such forward-looking statements, including statements regarding, among other items:
     1. anticipated benefits, including potential tax savings, from integration of manufacturing operations;
     2.   anticipated proceeds from the sale of assets;
     3.   anticipated trends in our business and market growth;
     4. our cash flow, liquidity requirements, and our ability to service debt;
     5.   anticipated sales and earnings per share in 1999 and 2000;
          and
     6.   the impact of Year 2000 issues on our operations.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

     1. complexity and uncertainty regarding development of new high-technology products;
     2. loss of market share through aggressive competition in the clinical diagnostics and life science research markets;
     3. our dependence on capital spending policies and government funding;
     4.   the effect of potential healthcare reforms;
     5. general economic conditions in countries in which we do business, such as, Japan and Germany;
     6.   fluctuations in foreign exchange rates and interest rates;
     7.   reliance on patents and other intellectual property;
     8. delays in obtaining any government approvals necessary to market new products, particularly in clinical diagnostics;
     9. difficulties, delays or failure in effectively integrating worldwide operations;
     10.  unanticipated Year 2000 or euro problems; and
     11.  other factors that cannot be identified at this time.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          10.1 1999 Annual Incentive Plan

          10.2 Amendment 1999-1 Beckman Coulter, Inc. Executive
               Restoration Plan, October 22, 1999

          11.  Statement re Computation of Per Share Earnings:
               This information is set forth in Note 4, Net Earnings Per Share of the Notes to Condensed Consolidated Financial Statements included in Part I herein.

          15.  Independent Accountants' Review Report, October
               22, 1999

          27. Financial Data Schedule for the three and nine month periods ended September 30, 1999

     b)   Reports on Form 8-K

          None.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BECKMAN COULTER, INC.
                                        (Registrant)



Date:  November 3, 1999         by WILLIAM H. MAY
                                   _____________________________
                                   William H. May
                                   Vice President,
                                   General Counsel and Secretary



Date:  November 3, 1999         by JAMES T. GLOVER
                                   _____________________________
                                   James T. Glover
                                   Vice President and Controller

                           EXHIBIT INDEX
                   FORM 10-Q, THIRD QUARTER, 1999


Exhibit
Number    Description
-------   -----------

10.1      1999 Annual Incentive Plan

10.2 Amendment 1999-1 Beckman Coulter, Inc. Executive Restoration Plan, October 22, 1999

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 4, Net Earnings Per Share, of the Notes to the Condensed Consolidated Financial Statements included in Part I herein.

15.       Independent Accountants' Review Report, October 22, 1999

27. Financial Data Schedule for the three and nine month periods ended September 30, 1999