Form 10-K
period 1999-12-31
BECKMAN COULTER INC
filed 2000-03-06
CIK 840467

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                        COMMISSION FILE NUMBER 001-10109

                             BECKMAN COULTER, INC.

   4300 N. HARBOR BOULEVARD, FULLERTON, CALIFORNIA 92834-3100 (714) 871-4848
                         (PRINCIPAL EXECUTIVE OFFICES)

                  DELAWARE                                      95-104-0600
           STATE OF INCORPORATION                   I.R.S. EMPLOYER IDENTIFICATION NO.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              COMMON STOCK, $.10 PAR VALUE                                NEW YORK STOCK EXCHANGE
                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     Indicate by X mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by X mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of January 21, 2000: $1,512,143,672.

     Common Stock, $.10 par value, outstanding as of January 21, 2000:
29,079,686 shares.

     Documents incorporated by reference in this report:

Documents incorporated......................................  Form 10-K Part Number
Those portions of the Annual Report to
Stockholders for the fiscal year ended
December 31, 1999 referenced herein.........................  Part I and Part II
Proxy Statement for the 2000 Annual
Meeting of Stockholders to be held on
April 6, 2000...............................................  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BECKMAN COULTER, INC.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The company designs, manufactures, and markets systems which consist of instruments, chemistries, software, and supplies that meet a variety of laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research and drug discovery to diagnostic tools found in hospitals and physicians' offices. Beckman Coulter competes in market segments that total approximately $27 billion in annual sales worldwide.

     Beckman Coulter's product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. The organization has approximately 125,000 systems operating in laboratories around the world, with 68% of annual revenues coming from after-market customer purchases of operating supplies, chemistry kits, and service. Beckman Coulter markets its products in approximately 130 countries, generating nearly 45% of revenues outside the United States.

     Beckman Coulter's principal executive offices are located at 4300 N. Harbor Blvd., Fullerton, California 92835. Its mailing address is P. O. Box 3100, Fullerton, CA 92834-3100. The telephone number is (714) 871-4848.

COMPANY HISTORY

     Beckman Coulter adopted its current name in April, 1998. The name change followed the October, 1997 acquisition of Coulter Corporation by what was then Beckman Instruments, Inc.

     Beckman Instruments, Inc. was founded by Dr. Arnold O. Beckman in 1935, and entered the laboratory market by introducing the world's first pH meter. Beckman Instruments became a publicly-traded corporation in 1952. In 1968, Beckman Instruments expanded its laboratory instrument focus to include healthcare applications in clinical diagnostics. Beckman Instruments was acquired by SmithKline Corporation to form SmithKline Beckman Corporation in 1982. It was operated as a subsidiary of SmithKline Beckman until 1989 when it was divested. Since that time, Beckman Instruments, now Beckman Coulter, Inc., has operated as a fully independent, publicly-owned company.

     Coulter Corporation was founded by Wallace and Joseph Coulter in 1958. Coulter was formed to market the "Coulter Counter", an instrument used to determine the distribution of red and white cells in blood. This instrument was based on the "Coulter Principle", which was developed by Wallace Coulter in 1948. The Coulter Principle involved an electronic, automatic way of counting and measuring the size of microscopic particles. Coulter Corporation was a private company and remained under the control of the Coulter family until it was acquired by Beckman in 1997.

CUSTOMERS AND MARKETS

     The two primary segments which Beckman Coulter serves are the clinical diagnostics market and the life science research market. Beckman Coulter's clinical diagnostics customers include hospital clinical laboratories, physicians' offices and group practices, and commercial reference laboratories (large central laboratories to which hospitals and physicians refer tests). Beckman Coulter's life science research customers include universities conducting academic research, medical research laboratories, pharmaceutical companies, and biotechnology firms. Beckman Coulter's customers are continually searching for processes and systems that can perform tests faster, more efficiently and at lower costs. Beckman Coulter believes that its focus on automated, high-throughput systems position it to capitalize on this need.

     Virtually all new analytical methods and tests originate from academic research in universities and medical schools. If the utility of a new method or test is demonstrated by fundamental research, it often will then be used by pharmaceutical investigators, biotechnology companies, teaching hospitals or specialized clinical laboratories in an investigatory mode. In some cases, these new techniques eventually emerge in routine, high-volume clinical testing at hospitals and reference laboratories. Generally, instruments used at each stage, from research to routine clinical applications, employ the same fundamental processes but may differ in operating features such as the number of tests performed per hour and the degree of automation.

     By serving several customer groups with differing needs related through common science and technology, Beckman Coulter has the opportunity to broadly apply and leverage its expertise. Beckman Coulter serves all of its customers with a common set of technical competencies in chemistry, engineering, cellular analysis, and computer sciences. These core competencies allow the company to leverage its investment in research and development, while creating a range of integrated instrument and reagent systems. Also, by participating in the life sciences research market, Beckman Coulter gets an early window on new developments that someday will move from the discovery stage into routine use in clinical practice.

     The clinical diagnostics and life science research markets both have significant barriers to entry. One major barrier is the research and development investment and technical infrastructure required to develop products which require the integration of chemistry, engineering, cellular analysis, and computer sciences. In addition, it is necessary to have an extensive worldwide distribution infrastructure with highly qualified personnel to provide sales, service, customer training, and technical product support. Also, in some cases, permission to market clinical diagnostics products must be obtained in the United States and other countries.

     Nevertheless, both the clinical diagnostics and the life science research markets are highly competitive and Beckman Coulter encounters significant competition in each market from many domestic and international manufacturers. Also, the clinical diagnostics market continues to be unfavorably impacted by global health care cost containment policies, while the life science research market continues to be affected by consolidation of pharmaceutical companies and governmental constraints on research and development spending, primarily outside of the United States.

     Consolidation also is a key factor affecting the clinical diagnostics market. Attempts to lower costs and increase efficiencies have led to consolidation among healthcare providers in the United States, resulting in more powerful provider groups that leverage their purchasing power with suppliers to contain costs. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. In addition, consolidation has put pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity. Manufacturers that have the ability to automate a wide variety of tests on integrated workstations have a distinct competitive advantage. Broad testing menus that include immunoassays and routine chemistry tests are highly attractive to laboratories seeking to reduce the number of vendors they utilize. Finally, consolidation has made it increasingly important for suppliers to deploy a highly focused sales force that is able to execute innovative marketing approaches and to maintain a reliable after-sale service network.

     The size and growth of Beckman Coulter's markets are influenced by a number of factors, such as technological innovation in bioanalytical practice, government funding for basic and disease-related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, healthcare spending, and physician practice. As a result of the cost containment pressures and other factors described above, Beckman Coulter expects both markets to grow in the low single digits over the short term. In the long term, Beckman Coulter expects worldwide healthcare expenditures for diagnostic testing to increase, primarily as a result of growing demand for services generated by the aging of the world population, increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer), and expanding demand for improved healthcare services in developing countries.

PRODUCTS

     Beckman Coulter offers a wide range of instrument systems and related products, including consumables, accessories, and support services in both the clinical diagnostics and the life science research segments. The following table shows the breakdown of sales between the two market segments:

               PRODUCT SALES AS A PERCENT OF TOTAL PRODUCT SALES
                          FOR CATEGORIES REPRESENTING
                         MORE THAN 10 PERCENT OF SALES

                                                  1999    1998    1997
                                                  ----    ----    ----
Clinical Diagnostics............................   78      78      68
Life Science Research...........................   22      22      32

CLINICAL DIAGNOSTICS PRODUCTS OVERVIEW

     The clinical diagnostics market encompasses the detection and monitoring of disease by means of laboratory evaluation and analysis of bodily fluids, cells, and other substances from patients. This type of testing is referred to as "in vitro diagnostic" or "IVD" testing. Due to its important role in the diagnosis and treatment of patients, IVD testing is an integral part of overall management of patient care. Additionally, IVD testing is increasingly valued as an effective method of reducing healthcare costs by reducing the length of hospital stays through accurate, early detection of health disorders and management of treatment.

     IVD systems are composed of instruments, reagents, consumables, service and data management systems. They automate repetitive manual tasks, improve test accuracy, and speed the reporting of results. Instruments typically have a five- to ten-year life. Reagents are substances that react with the patient sample to produce measurable, objective results. The consumables vary across application segments but are generally items such as sample containers, adapters, and pipette tips used during test procedures. Reagents, accessories, consumables, and services generate significant ongoing revenues for suppliers. Sample handling and preparation devices as well as data management systems are becoming increasingly important components of IVD systems. These system enhancements reduce customer costs through automation. Beckman Coulter believes that the most important criteria customers use to evaluate IVD systems are operating costs, reliability, reagent quality and service. It also believes that by providing a fully integrated system that is cost effective, reliable and easy to use, it builds loyalty among customers who value consistency and accuracy in test results.

     The major diagnostic fields that comprise the IVD industry include clinical chemistry, immunochemistry, microbiology, hematology and blood banking. The IVD industry market was estimated to be $18 billion in 1998 and is estimated to grow at a 4% compound annual rate through the year 2002. Beckman Coulter primarily serves the hospital and reference laboratory customers of the IVD market, which tend to use more precise, higher volume and more automated IVD systems. Hospital and reference laboratory customers constitute approximately $15.5 billion of the IVD market. Beckman Coulter divides the market into three major broad subcategories -- clinical chemistry, immunodiagnostics, and cellular analysis. It also offers products in areas it identifies as primary care (primarily physician offices and clinics), and flow cytometry.

CLINICAL CHEMISTRY SYSTEMS

     Clinical chemistry systems use electrochemical detection or chemical reactions with patient samples to detect and quantify substances of diagnostic interest (referred to as "analytes") in blood, urine or other body fluids. Commonly performed tests include protein, glucose, cholesterol, triglycerides, electrolytes, and enzymes. Beckman Coulter offers a range of automated clinical chemistry systems to meet the testing requirements of varying size laboratories, together with software that allows these systems to communicate with central hospital computers. To save time and reduce errors, systems identify patient samples through barcodes. Automated clinical chemistry systems are designed to be available for testing on short notice, twenty-four hours a day. Beckman Coulter has generally configured its systems for the work flow in medium and large hospitals, but the systems also have application in regional reference labs. Over 180 tests for individual analytes are offered for use with Beckman Coulter's clinical chemistry systems. These products range in price from $45,000 to over $300,000.

     Beckman Coulter's line of SYNCHRON(R) Automated General Chemistry Systems is a family of products which include modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON systems were developed in response to changes in reimbursement policies for hospital and clinical laboratories that required them to be more efficient. The SYNCHRON systems have been designed as compatible modules which may be used independently or in various combinations with each other to meet the specific needs of individual customers. The smallest of these modules is the SYNCHRON CX(R)3 (DELTA) Analyzer. It is designed to perform a number of the tests routinely ordered by physicians and has up to nine on-board chemistries. The SYNCHRON CX(R)4, CX(R)5, CX(R)7, CX(R)7 RTS, CX(R)9 ALX, and LX(R)20 Analyzers are random access systems designed to perform routine chemistry profiles as well as some special chemistry profiles, and can perform over 85% of the laboratory's general chemistry testing requirements.

IMMUNODIAGNOSTIC SYSTEMS

     Immunodiagnostic systems, like clinical chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. The key difference is that immunodiagnostic systems use antibodies and antigens as the central component in analytical reactions. Antibodies are created by an organism's immune system and, when incorporated in test kits, provide the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, and screen and monitor for cancer and cardiac risk. Immunodiagnostic systems have been designed to meet the special requirements of these reactions and to simplify lab processes. They are able to automatically identify individual patient sample tubes and communicate with the laboratory's central computer. Beckman Coulter offers over 60 immunodiagnostic test kits for individual analytes. These products range in price from $60,000 to $90,000.

     Beckman Coulter's two primary immunodiagnostic systems are the IMMAGE(R) Immunochemistry System and the Access(R) Immunoassay System. The IMMAGE system is a high throughput analyzer for specific proteins, various immunologic markers and therapeutic drugs. This system provides automated random access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches. The IMMAGE System builds on the extensive installed base of its predecessor immunochemistry analyzer, the ARRAY(R) 360 Protein and Therapeutic Drug Monitoring System. The ARRAY 360 was the world's first computer enhanced, immunochemistry system offering sample identification using bar codes and bidirectional communication with a laboratory's central computer. The Access System serves as a disease state management platform used to assist medical professionals to detect and monitor critical parameters for thyroid function, anemia, blood viruses, infectious disease, cancer, allergy, fertility, therapeutic drugs, diabetes and cardiovascular and skeletal diseases.

     Electrophoresis systems provide analytical information by using an electrical charge to separate a sample into its various components. The presence or absence of various components as well as the relative concentrations of each provide diagnostic information. The relative concentration of each component is determined by scanning the test result using a densitometer. Beckman Coulter sells a variety of manual and automated electrophoresis tests under the name Paragon(R) Systems. The manual Paragon(R) Electrophoresis Systems allow Beckman Coulter to offer a full range of electrophoresis products that provide specialized protein analysis for clinical laboratories. These products use a gel based material as the separation medium. Paragon reagent kits are used in the diagnosis of diabetes, as well as cardiac, liver and other diseases. The APPRAISE(R) Densitometer is used in conjunction with Paragon reagent kits. The Paragon CZE(R) 2000 System is the first capillary electrophoresis system specifically designed for the clinical laboratory. This system is designed to fully automate the manual and somewhat labor intensive conventional electrophoresis analysis of serum protein electrophoresis (SPE) and immunofixation electrophoresis (IFE). Positioned to complement the Paragon gels and the APPRAISE Densitometer, the Paragon CZE 2000 System is targeted at high volume electrophoresis labs worldwide.

     Beckman Coulter also sells a number of manual immunodiagnostic tests. Paramount among these products are tests for prostate specific antigen (PSA) and free PSA. The PSA test is utilized as an aid in the detection (in conjunction with digital rectal examination) and monitoring of prostate cancer. The free PSA test is used in conjunction with Beckman Coulter's PSA test to assist in determining which patients require further testing and evaluation. Another manual immunochemistry test is the OSTASE(R) assay, which is used for the management of postmenopausal osteoporosis, making it the first blood test cleared for such use.

CELLULAR ANALYSIS SYSTEMS

     Beckman Coulter's blood cell systems use the principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems fall into two categories: hematology and cytometry. Hematology systems allow clinicians to study formed elements in blood such as red and white blood cells and platelets. The most common diagnostic result is a "CBC" or complete blood count, which provides eight to twenty-three blood cell parameters. Flow cytometers can extend analysis beyond blood to include bone marrow, tumors and other cells. The rise of the AIDS epidemic and the need to monitor subclasses of white cells moved cytometry from largely a research technique into general clinical practice. These systems are automated, use bar codes to identify samples and can communicate with central computers.

     Beckman Coulter's hematology product line is structured to address the differing requirements of the high, medium, and low volume portions of this market. The systems in the higher volume segment utilize volume, conductivity and light scatter (VCS) technology in addition to conventional, electrical aperture-impedance (Coulter Principle) technology. Unlike other technologies, the Coulter VCS method counts and characterizes white blood cells while maintaining the native integrity of the white blood cells throughout the analysis. The systems in the lower volume segment rely exclusively upon electrical aperture-impedance technology.

     Systems designed for the high volume segment include the COULTER(R) GEN*S(TM) and the COULTER(R) STKS(TM) Hematology Systems. The GEN*S System was introduced in 1996. It is the company's state of the art automated hematology system, providing walkaway, whole blood analysis for CBC's, five-part white blood cell differential, red cell morphology and reticulocyte analysis with automated slidemaking from a single aspiration of blood. The system automates manual interpretation and result verification through its data management workstation. The STKS is a cost-effective system designed for high volume clinical laboratories which provides a CBC and five-part white blood cell differential; red cell morphology and semi automated reticulocyte analysis. These high volume hematology systems typically sell in the $70,000 to $120,000 price range.

     Moderate Volume Hematology Systems include the new COULTER(R) HmX and the COULTER(R) MAXM(TM) Hematology Systems. The HmX System was introduced in 1999. It offers the technology features of the larger systems in a compact bench top system designed for the moderate volume market segment. The HmX is available in two configurations, a fully automated walkaway system and a single sample loading system. Both systems come with a data management system. The COULTER HmX hematology system offers the same comprehensive CBC, five-part white blood cell differential, red cell morphology and reticulocyte analysis as the COULTER STKS. The system uses Coulter's advanced VCS technology in an affordable instrument for the moderate volume workload laboratory. The MAXM hematology system is a cost effective, bench top system designed for the moderate volume laboratory. The system utilizes Coulter's VCS technology to produce an accurate and reliable CBC, five-part white blood cell differential and reticulocyte analysis. These moderate volume hematology systems typically sell in the $35,000 to $60,000 price range.

     Low-volume hematology systems include the COULTER(R) ONYX(TM) Hematology System and the COULTER A(C)-T(TM) and A(C)-T diff(TM) Series Hematology Systems. The ONYX analyzer provides a cost-effective option for laboratories that require only a CBC and three-part white blood cell differential. It is available in either a single sample loading or autoloading configuration for walkaway analysis. The A(C)-T product range consists of three hematology analyzers. The COULTER A(C)-T hematology analyzer, was introduced in 1996. It offers a complete blood count. In 1998, the COULTER A(C)-T diff was released. This product added three-part white blood differential analysis to the system. In 1999, the COULTER A(C)-T diff 2 was released. The A(C)-T diff 2 system added the safety of closed vial sampling to the CBC and three-part white blood cell differential analysis capabilities. All of the A(C)-T series hematology analyzers are designed to use a very small sample volume, making them ideal for analysis of pediatric samples. The low volume hematology systems typically sell in the range of $10,000 to $30,000.

     Beckman Coulter's line of flow cytometry systems includes the COULTER EPICS(R) ALTRA(TM) HyPerSort Cell Sorting System, COULTER EPICS(R) XL(TM) Flow Cytometer with System II(TM) Software, and COULTER TQ-Prep(TM). The EPICS ALTRA Cytometer is a state-of-the-art cell sorter and flow cytometer for advanced diagnostics and research. It is designed to perform sophisticated cell analysis and sorting applications using Beckman Coulter's extensive portfolio of reagents. The EPICS ALTRA simultaneously performs complex multi-parameter applications such as DNA analysis, physiologic measurements, chromosome enumeration and the study of the hematopoietic process. The cell sorting capability of the system allows for the rapid separation of very large numbers of specific cell populations from a heterogeneous mixture. The EPICS XL Cytometer is a state-of-the-art benchtop flow cytometer used primarily to analyze white blood cells in clinical and clinical research settings. Because the system is flexible and upgradeable with varying sample preparation systems, it has proven successful in different environments, from research labs to high and low volume hospital and commercial labs. The Coulter TQ-Prep is a third generation product which provides a consistent, standardized method for preparing whole blood for flow cytometric analysis. These products sell for $15,000 to $300,000.

PRIMARY CARE DIAGNOSTICS

     Beckman Coulter offers a number of products used in physicians' offices, clinics, hospitals and other medical settings. These products include several single-use self-contained diagnostic test kits, such as the Hemoccult(R) occult blood test (OBT) and the FlexSure(R) HP test kit. The Hemoccult test is used as an aid in screening for gastrointestinal disease, most importantly colorectal cancer. The FlexSure HP test is used as an aid in the diagnosis of H-Pylori infection, which is associated with several gastrointestinal diseases, including peptic ulcers and gastric cancer. In addition, Beckman Coulter markets the ICON(R) line of test kits, featuring a high sensitivity pregnancy test widely used by health care practitioners.

LIFE SCIENCE RESEARCH PRODUCTS OVERVIEW

     Life science research is the study of the characteristics, behavior and structure of living organisms and their component systems. Life science researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes. Beckman Coulter estimates that in 1998 the total market for instruments and related biochemicals and supplies used primarily for life science research was approximately $8.0 billion. Beckman Coulter focuses on customers doing research in university and medical school labs, research institutes, government labs, and biotechnology and pharmaceutical companies. The market for life science research instruments and related biochemicals and supplies used by these customers in 1998 was approximately $5.8 billion. The products which Beckman Coulter provides to serve these customers include centrifuges, HPLC, automated liquid handlers, capillary electrophoresis, DNA analysis, DNA synthesis, spectrophotometers, and liquid scintillation counters. Trends in the life science research market include the growth in funding for genetic analysis and drug discovery research coupled with an increasing demand for automation and efficiency in high throughput processes.

     Beckman Coulter divides its life science research products into two broad categories -- robotic automation and genetic analysis, and centrifugation and analytical systems.

ROBOTIC AUTOMATION AND GENETIC ANALYSIS PRODUCTS

     Beckman Coulter's products are used in many parts of the drug discovery process. An important application for the robotic automation products is in primary screening. The primary screen is done to test libraries of compounds for possible interaction with a target protein, which is associated with a disease state. High-throughput screening is a term that is often used to describe the primary screen, which can involve the screening of 100,000 or more compounds. Secondary screening and pre-clinical testing can also require samples to be processed in an automated or high-throughput mode. The Human Genome Project, the SNP Consortium, and a host of "gene hunter" companies are currently providing valuable genetic information to pharmaceutical companies that allows the pharmaceutical company to select relevant target proteins. The analysis of massive amounts of genetic information also requires the automation of sample processing in order to meet the aggressive timetables which have been established for some projects. DNA analyzers work around the clock to provide gene sequence data. DNA analyzers allow researchers to determine a nucleic acid sequence through an electrophoretic separation. DNA synthesizers provide an essential component, primers, for many molecular biology reactions. These techniques are central to molecular biology and the understanding of the genetic component of life processes. Beckman Coulter's primary entry in the DNA analysis field is its CEQ(TM) 2000 DNA Analysis System. This capillary electrophoresis based instrument allows unattended, automated operation. DNA Analysis Systems sell in the range of $12,000 to $90,000.

     Liquid handling robotic workstations and integrated systems automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations include the dispensing, measuring, dilution and mixing of samples and analysis of reactions as well as robotic manipulation of samples. Key products in this area are Beckman Coulter's Sagian(TM) Core Systems, which can help biotechnology and pharmaceutical firms substantially reduce the time to market for new drugs by allowing them to process assays 24 hours a day. These systems use sophisticated scheduling and data handling software. Prices range from $50,000 to $500,000.

CENTRIFUGATION AND ANALYTICAL SYSTEMS

     Beckman Coulter offers a wide range of life science research systems that are used to advance basic understanding of life processes. Much of this basic research is done in university and medical school labs, research institutes and government labs. The same research systems are also used for applied research in pharmaceutical and biotechnology companies. Product categories include centrifuges, flow cytometers, high performance liquid chromatography ("HPLC"), capillary electrophoresis, spectrophotometers and liquid scintillation counters.

     Flow cytometers rapidly count and categorize multiple types of cells in suspension. Common research applications include blood, bone marrow and tumor cells for the study of AIDS, leukemias and lymphomas. These systems are similar to those used in clinical applications and sell in the $70,000 to $400,000 range.

     HPLC uses pressurized solvents to mobilize sample mixtures through columns packed with solid or gel phase separating agents. This technique is capable of separating very complex mixtures of both organic and inorganic molecules. Beckman Coulter focuses on biologically related applications and sells a variety of products under the System Gold(R) name. These systems range in price from $20,000 to $50,000.

     Beckman Coulter also provides specialized software that is capable of recording, manipulating and archiving data from multiple chromatographic systems, and other instruments. This type of software is essential to the pharmaceutical production process and installations can range from $20,000 to over $1,000,000.

     Capillary electrophoresis uses the electrical charge found on biological molecules to separate mixtures into their component parts. Its chief advantages are its ability to process very small sample volumes, separation speed and high resolution. The technique is considered a complement to HPLC. Beckman Coulter has systems for basic research, pharmaceutical methods development, and quality control. These systems are based on the P/ACE(TM) series platform. Capillary electrophoresis systems sell in the range of $30,000 to $90,000.

     Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA and other cellular components to retain their biological activity. Centrifuge models range from small table top units, such as the Microfuge(R) line of products to larger, free-standing units, such as the recently introduced Avanti(R) J Series. Centrifuges are priced from $2,000 to $250,000.

     Spectrophotometry is the optical measurement of compounds in liquid mixtures. Monitoring biological reactions is a typical application for this technology. Beckman Coulter's DU(R) series of spectrophotometers are characterized by adaptive software that allows users to control the time, temperature and wavelength of light used for measurement; while computing and recording experimental results. Spectrophotometers sell in the $5,000 to $30,000 range. Researchers often insert radioactive atoms into compounds that are then introduced into biological systems. The compounds can be traced to a specific tissue or waste product by using a liquid scintillation counter to measure the amount and type of radioactive label that is present. Beckman Coulter's LS6500 Series Liquid scintillation systems sell in the $16,000 to $30,000 range.

COMPETITION

     The markets for Beckman Coulter's products are highly competitive, with many companies participating in one or more parts of each market segment. Competitors in the clinical diagnostics market include Abbott Laboratories (Diagnostics Division), Bayer/Chiron, Dade International/Behring Diagnostics Division, Becton Dickinson and Company, Johnson & Johnson (Ortho Diagnostics Division), Roche (Roche Boehringer Mannheim Diagnostics Division) and Sysmex Corporation of America (a subsidiary of TOA Medical Electronics Co. Ltd.). Competitors focused more directly in the life science research market include, Agilent Technologies, Amersham Pharmacia Biotech p.l.c., Becton Dickinson, Bio-Rad Laboratories, Inc., Hitachi, Packard BioScience Company, Jouan, Kendro Laboratory Products, PE Biosystems, Shimadzu, Tecan, and Waters Corporation. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. In addition, Beckman Coulter competes with several companies that offer reagents, consumables and service for laboratory instruments that are manufactured by Beckman Coulter and others.

RESEARCH AND DEVELOPMENT

     Beckman Coulter's new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers' laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, automated sample processing and information technologies. Beckman Coulter's research and development teams are skilled in optics, chemistry, electronics, software and mechanical and other engineering disciplines, in addition to a broad range of biological and chemical sciences. Beckman Coulter's research and development expenditures were $173.4 million in 1999, $171.4 million in 1998, and $123.6 million in 1997.

     An area of research that has been ongoing is expanding the Access platform into the area of cancer immunodiagnostics by developing tests to look for markers of liver, ovarian, pancreatic, and testicular cancer. Beckman Coulter also is looking for opportunities to expand the use of flow cytometry systems into the investigation of cell chemistry, focusing on use in oncology and the study of immune function, and pursuing opportunities in DNA analysis by providing new instrumentation, automation, and chemistries to speed up genetic discovery.

SALES AND SERVICE

     Beckman Coulter has sales in approximately 130 countries and maintains its own marketing, service and sales forces in major markets throughout the world. Most of Beckman Coulter's products are distributed by Beckman Coulter's sales groups; however, Beckman Coulter employs independent distributors to serve those markets that are more efficiently reached through such channels. In addition to direct sales of its instruments, Beckman Coulter leases certain instruments to its customers, principally those used for clinical diagnostic applications in hospitals.

     Beckman Coulter's sales representatives are technically educated and trained in the operation and application of Beckman Coulter's products. The sales force is supported by a staff of scientists and technical specialists in each product line and in each major scientific discipline served by Beckman Coulter's products. These individuals give Beckman Coulter the ability to provide immediate after sales service and technical support, elements which are critical to customer satisfaction. This includes capabilities to provide immediate technical support by phone and to deliver parts or have a service engineer on site within hours. To have such capabilities on a global basis requires a major investment in personnel, facilities, and other resources. Beckman Coulter's large, existing installed base of instruments makes the required service and support infrastructure financially viable. Beckman Coulter considers its reputation for service responsiveness and competence and its worldwide sales and service network to be important competitive assets.

PATENTS AND TRADEMARKS

     Beckman Coulter's primary trademark and trade name are "Beckman Coulter". The company vigorously protects its primary trademark, which is used on Beckman Coulter's products and is recognized throughout the worldwide scientific and diagnostic community. Beckman Coulter owns and uses secondary trademarks on various products, but none of these secondary trademarks is considered of primary importance to the business.

     To complement and protect the innovations created by Beckman Coulter's research and development efforts, Beckman Coulter has a patent protection program which includes approximately 750 active U.S. patents and patent applications. Of this number, approximately 280 relate to the life science research segment and the remaining 470 relate to the clinical diagnostics segment. Beckman Coulter also files important corresponding applications in principal foreign countries. Beckman Coulter has taken an aggressive posture in protecting its patent rights.

     While no one patent is considered essential to the success of the business, a number of patents relating to major product lines or which provide significant sources of revenue are nearing the end of their terms. Patents nearing the end of their terms that relate to major product lines include those covering some of the reagents used with the cellular analysis products. Patents nearing the end of their terms that provide significant sources of revenue include the patents covering certain fundamental immunoassay technologies. These patents have been the basis for substantial licensing revenues, which will cease upon expiration of the patents.

YEAR 2000 COMPLIANCE

     Information with respect to this subject is incorporated by reference to the section entitled "Management's Discussion and Analysis" of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 1999.

GOVERNMENT REGULATIONS

     Beckman Coulter's products and operations are subject to a number of federal, state, local and foreign laws and regulations. It believes that its products and operations comply in all material respects with these laws and regulations. Although Beckman Coulter continues to make expenditures to comply with these requirements, it does not anticipate any expenditures which would have a material impact on Beckman Coulter's operations or financial position.

     All clinical diagnostics products sold in the United States are subject to laws and regulations administered by the United States Food & Drug Administration ("FDA"). These laws and regulations require the products to be safe and effective for their intended uses and to be developed and manufactured in accordance with "good manufacturing practices". They also require the labeling for the products to contain specified information and, in some cases, FDA must review and approve the quality assurance protocols specified in the labeling. In addition, certain products must meet performance standards or conform to other special controls adopted by the FDA, and some products are subject to a formal premarket approval process.

     In 1993 the member states of the European Union (EU) began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). Beckman Coulter's major manufacturing operations and development centers have been certified as complying with the requirements of the appropriate ISO 9000 standard. Many of Beckman Coulter's international sales and service subsidiaries also have been certified as complying.

     The European Union also has adopted a number of "directives" that specify requirements for medical devices and other products. Beckman Coulter's products that are covered by these directives must comply with their requirements in order to be sold in the European Union. The key directives that have been applicable to Beckman Coulter's products include those establishing requirements for electromechanical compatibility, packaging and packaging waste, and non-implantable medical devices. In order to comply with these requirements, the company has taken steps such as modifying certain of its designs, obtaining specialized test equipment, generating information about its packaging materials, and modifying its product labeling. In 1999, the European Union adopted a new directive establishing requirements for in vitro diagnostic products. This directive will be phased in beginning in June, 2000 and will become mandatory in June, 2003.

     The design of Beckman Coulter's products and the potential market for their use may be directly or indirectly affected by U.S. and foreign regulations concerning reimbursement for clinical testing services. The configuration of new products, such as the SYNCHRON series of clinical analyzers, reflects Beckman Coulter's response to the changes in hospital capital spending patterns such as those engendered by the U.S. Medicare Diagnostic Related Groups ("DRGs"). Under the DRG system, a hospital is reimbursed a fixed sum for the services rendered in treating a patient, regardless of the actual cost of the services provided. Japan, France, Germany and Italy are among other countries that are in the process of adopting reimbursement policies designed to lower the cost of healthcare.

     Medicare reimbursement of inpatient capital costs incurred by a hospital (to the extent of Medicare utilization) is in a 10-year transition period begun in 1991 from the "capital cost pass-through" payment methodology to a "prospective capital" payment methodology based on DRGs. To date, Beckman Coulter has not experienced, and does not expect to experience in the future, any material financial impact from the change in Medicare's payment for inpatient capital costs.

     The current health care reform efforts in the United States and in some foreign countries are expected to further alter the methods and financial aspects of doing business in the health care field. Beckman Coulter is closely following these developments so that it may position itself to take advantage of them. However, Beckman Coulter cannot predict the effect on its business of these reforms should they occur nor of any other future government regulation.

ENVIRONMENTAL MATTERS

     Beckman Coulter is subject to federal, state, local and foreign environmental laws and regulations. Although Beckman Coulter continues to make expenditures for environmental protection, it does not anticipate any expenditures to comply with such laws and regulations which would have a material impact on Beckman Coulter's operations or financial position. Beckman Coulter believes that its operations comply in all material respects with applicable federal, state, and local environmental laws and regulations.

     To address contingent environmental costs, Beckman Coulter establishes reserves when the costs are probable and can be reasonably estimated. Beckman Coulter believes that, based on current information and regulatory requirements (and taking third party indemnities into consideration), the reserves established by Beckman Coulter for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on Beckman Coulter's operations, financial condition, or liquidity, although no assurance can be given in this regard.

     In 1983, Beckman Coulter discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. Beckman Coulter believes that it has completed all of the required work and has initiated discussions with the EPA regarding the criteria to be used in making this determination. SmithKline Beckman, Beckman Coulter's former controlling stockholder, agreed to indemnify Beckman Coulter with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on Beckman Coulter's earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham, assumed the obligations of SmithKline Beckman in this respect.

     In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by Beckman Coulter. In 1988, The Prudential Insurance Company of America ("Prudential"), which had purchased the property from Beckman Coulter, filed suit against Beckman Coulter in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, Beckman Coulter entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims.

     Soil and groundwater remediation of the property have been in process since 1988. During 1994, the County agency overseeing the site soil remediation formally acknowledged completion of remediation of a major portion of the soil. During 1998, two additional areas of soil requiring remediation were identified. Work on one area was completed in 1998 and work on the second area was completed in 1999. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for the upper water bearing unit. Beckman Coulter and Prudential continued to operate a groundwater treatment system throughout most of 1999. In October, 1999, the Regional Water Quality Control Board agreed that the system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable.

     Beckman Coulter believes that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations will not have a material adverse effect on Beckman Coulter's operations, financial position, or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

EMPLOYEE RELATIONS

     As of December 31, 1999, Beckman Coulter had approximately 6,900 employees located in the United States and approximately 2,600 employees in international operations. Beckman Coulter believes its relations with its employees are good.

GEOGRAPHIC AREA INFORMATION

     Information with respect to the above-captioned item is incorporated by reference to Note 16, "BUSINESS SEGMENT INFORMATION" of the Consolidated Financial Statements of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 1999.

FORWARD-LOOKING STATEMENTS

     All statements contained in this report, or in any document we file with the Securities and Exchange Commission, or in any press release or other written or oral communication by or on behalf of our company, that do not directly and exclusively relate to historical facts constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

     This 10-K report contains a number of forward-looking statements, including statements regarding, among other items:

          1. anticipated growth in Beckman Coulter's markets and factors affect those markets;

          2. Beckman Coulter's compliance with government regulations and the impact of those regulations on its business operations;

          3. the expected outcome of legal proceedings; and

          4. product development activities.

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

ITEM 2. PROPERTIES

     Beckman Coulter's primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California; Chaska, Minnesota; and Hialeah and Opa Locka, Florida. Components, parts, and electronic subassemblies are manufactured in facilities located in Fullerton and Porterville, California and Hialeah, Florida. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Fullerton, Carlsbad, and Palo Alto, California; Chaska, Minnesota; Miami, Florida; Florence, Kentucky; Galway, Ireland; Germany; France; Japan; Brazil; Australia; Argentina; and Hong Kong.

     Part of Beckman Coulter's computer software products business is located in Allendale, New Jersey and its facility for the production of Hemoccult(R) test kits and related products is located in Sharon Hill, Pennsylvania. A portion of Beckman Coulter's laboratory robotics operations are conducted in leased facilities in Indianapolis, Indiana. Beckman Coulter's principal distribution locations are in Brea and Fullerton, California; Chaska, Minnesota; Somerset, New Jersey; Florence, Kentucky; Frankfurt, Germany; and Paris, France. Beckman Coulter's European Administration Center is located in Nyon, Switzerland.

     Beckman Coulter owns the facilities located in Carlsbad, Fullerton, and Porterville, California; and some of the facilities in Hialeah, Florida. All of the other facilities are leased. The Brea and Palo Alto, California; Miami, Florida; and Chaska, Minnesota facilities, which previously were owned by Beckman Coulter and sold in 1998, are leased for initial terms of twenty years with options to renew for up to an additional thirty years. All manufacturing facilities located outside of the U.S. are leased with the exception of Germany, France, Japan, Brazil and Australia. During 1999, as part of previously announced restructuring activities, Beckman Coulter closed its manufacturing operations in San Diego, California and Naguabo, Puerto Rico and began relocating a portion of the manufacturing activities conducted in Germany to Ireland.

     Beckman Coulter believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

ITEM 3. LEGAL PROCEEDINGS

     Beckman Coulter and its subsidiaries are involved in a number of lawsuits which Beckman Coulter considers ordinary and routine in view of its size and the nature of its business. Beckman Coulter does not believe that any ultimate liability resulting from any such lawsuits will have a material adverse effect on its operations, financial position, or liquidity. However, no assurance can be given as to the ultimate outcome with respect to such lawsuits. The resolution of such lawsuits could be material to Beckman Coulter's operating results for any particular period, depending upon the level of income for such period.

     In December 1999, Streck Laboratories, Inc. served Beckman Coulter and Coulter Corporation with a complaint filed in the United States District Court for the District of Nebraska. The complaint alleges that control products sold by Beckman Coulter and/or Coulter Corporation infringe each of five patents owned by Streck, and seeks injunctive relief, damages, attorneys fees and costs. Beckman Coulter for itself and on behalf of Coulter Corporation has answered the complaint, denying infringement and raising all appropriate affirmative defenses and/or counterclaims. At this early stage of this matter, there is no reasonable basis for Beckman Coulter to conclude that this litigation could lead to an outcome that would have a material adverse effect on Beckman Coulter's operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF BECKMAN COULTER

     The following is a list of the executive officers of Beckman Coulter as of February 4, 2000, showing their ages, present positions and offices with Beckman Coulter and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

JOHN P. WAREHAM, 58, Chairman of the Board, President and Chief Executive
Officer

     Mr. Wareham is Chairman, President and Chief Executive Officer of Beckman Coulter. He became Chairman in February 1999, Chief Executive Officer in September 1998 and President in October 1993. He also served as Beckman Coulter's Chief Operating Officer from October 1993 to September 1998 and as Vice President, Diagnostic Systems Group from 1984 to 1993. Prior to 1984, he had served as President of Norden Laboratories, Inc., a wholly owned subsidiary of SmithKline Beckman Corporation engaged in developing, manufacturing and marketing veterinary pharmaceuticals and vaccines, having first joined SmithKline Corporation, a predecessor of SmithKline Beckman Corporation, in 1968. He is a director and Chairman Elect of the Health Industry Manufacturers Association, and is a member of the Center for Corporate Innovation. He has been a director of Beckman Coulter since 1993.

JACK FINNEY, 61, Vice President, Bioresearch Division

     Mr. Finney has been Vice President, Bioresearch Division since 1997. He first joined Beckman Coulter in 1962 as a customer service specialist, became product line manager in 1965 and marketing manager in 1971 at Beckman's Spinco Division in Palo Alto, California. He became Manager in 1981 of Altex Scientific Operations in Berkeley, California and in 1985 Vice President and Manager of the Altex Division in San Ramon, California. In 1991, he was named Vice President of Product Development for the Spinco Business Unit, and in 1994, was assigned overall responsibility for the centrifuge business.

JAMES T. GLOVER, 50, Vice President and Treasurer

     Mr. Glover was named Vice President and Treasurer in December, 1999. He had been Vice President and Controller of Beckman Coulter since 1993, and previously Vice President, Controller -- Diagnostic Systems Group from 1989. Mr. Glover joined Beckman Coulter in 1983, serving in several management positions, including a two-year term at Allergan, Inc., then a Company affiliate. Prior to 1983, he held management positions with KPMG LLP and another Fortune 500 Company.

AMIN I. KHALIFA, 46, Vice President and Chief Financial Officer

     Mr. Khalifa has been Vice President and Chief Financial Officer since December, 1999. He first joined Beckman Coulter in June, 1999 as Vice President, Chief Financial Officer and Treasurer. Prior to joining Beckman Coulter he had been Chief Financial Officer of the Agricultural Sector of Monsanto Company, head of Investor Relations and Strategy for Aetna, Inc., Vice President and Chief Financial Officer of Aetna Health Plans, and held various positions of increasing responsibility at PepsiCo.

FIDENCIO MARES, 53, Vice President, Human Resources and Corporate Communications

     Mr. Mares was named Vice President, Human Resources and Corporate Communications of Beckman Coulter in 1995. Prior thereto he had been President of The Gas Company of Hawaii. Before that he was Senior Vice President of Administration and Human Resources for Pacific Resources, Inc., Corporate Wage and Salary Manager and Corporate Human Resources Services Manager for Getty Oil Company/Texaco, Inc., and held various human resources managerial positions at Southern California Edison.

WILLIAM H. MAY, 57, Vice President, General Counsel and Secretary

     Mr. May has been Vice President, General Counsel and Secretary of Beckman Coulter since 1985 and has been General Counsel and Secretary of Beckman Coulter since 1984. Mr. May first joined Beckman Coulter in 1976.

EDGAR E. VIVANCO, 56, Senior Vice President, Diagnostics Development and Corporate Manufacturing

     Mr. Vivanco was named Senior Vice President, Diagnostics Development and Corporate Manufacturing in January, 1999. He had been President of Coulter Corporation and Vice President of the Cellular Analysis Division since November 1997, and previously was Vice President of the Biotechnology Development Center. Mr. Vivanco joined Beckman Coulter in 1971 as a microbiologist at the Microbics Operations in La Habra, California. In 1973, he moved to Carlsbad as a Development Microbiologist and became Production Manager in 1975, Manufacturing Manager in 1978, and Site Manager in 1986. In 1987, he became Technical Operations Manager for the Diagnostics Operations and in 1990, became Director of Worldwide Reagents and Chemical Processing.

ALBERT R. ZIEGLER, 61, Senior Vice President, Diagnostics Commercial Operations

     Mr. Ziegler was named Senior Vice President, Diagnostics Commercial Operations in January, 1999. He had been Vice President, Clinical Chemistry Division since October 1997 and Vice President, Diagnostics Development Center since 1994. He joined Beckman Coulter in 1986 as Vice President, North America Operations for the Diagnostic Systems Group. Prior thereto, he had been President of Branson Ultrasonics Corporation, a manufacturer of industrial ultrasound instruments and a subsidiary of SmithKline Beckman until the divestiture of SmithKline Beckman's industrial instruments businesses in 1984. Mr. Ziegler first joined SmithKline in 1971.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of January 21, 2000 there were approximately 7,054 holders of record of Beckman Coulter's common stock. During 1999, Beckman Coulter paid quarterly dividends of sixteen cents per share for a total of sixty-four cents per share of common stock for the year. During 1998 Beckman Coulter paid three consecutive quarterly dividends of fifteen cents per share of common stock, and one dividend of sixteen cents per share for a total of sixty-one cents per share for the year. Under the terms of Beckman Coulter's principal credit agreement, which expires on October 31, 2002, dividend payments are limited but not prohibited. To date this limitation has not had an impact on Beckman Coulter's dividends and is not expected to have an impact in the foreseeable future. Additional information with respect to the above-captioned item is incorporated herein by reference to the section entitled "QUARTERLY INFORMATION (UNAUDITED)" of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "SELECTED FINANCIAL INFORMATION" of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS" of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to the above-captioned Item is incorporated by reference to the section entitled "FINANCIAL RISK MANAGEMENT" of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to the above-captioned Item is incorporated by reference to the sections entitled "FINANCIAL REVIEW", "CONSOLIDATED BALANCE SHEETS", "CONSOLIDATED STATEMENTS OF OPERATIONS", "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY", "CONSOLIDATED STATEMENTS OF CASH FLOWS", "QUARTERLY INFORMATION", "INDEPENDENT AUDITORS' REPORT" and the notes to these sections of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors -- the information with respect to directors required by this
Item is incorporated herein by reference to those parts of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 6, 2000 entitled "ELECTION OF DIRECTORS" and "ADDITIONAL INFORMATION ABOUT BOARD OF DIRECTORS."

     Executive Officers -- The information with respect to executive officers required by this Item is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information with respect to executive compensation required by this item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 6, 2000 entitled "EXECUTIVE COMPENSATION", excluding those sections entitled "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to security ownership required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 6, 2000 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 6, 2000 entitled "ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS, Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (a)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedules filed as part of the report are incorporated by reference in the "INDEX OF FINANCIAL STATEMENTS AND SCHEDULES" following this Part IV.

(a)(3) EXHIBITS

              Management contracts and compensatory plans or arrangements are identified by *.
      2.1     Stock Purchase Agreement among Coulter Corporation, The
              Stockholders of Coulter Corporation and Beckman Coulter, dated as of August 29, 1997 (incorporated by reference to Exhibit 2.1 of Beckman Coulter's Report on Form 8-K dated
              November 13, 1997, File No. 001-10109). (Note: Confidential treatment has been obtained for portions of this document.)
      3.1     Third Restated Certificate of Incorporation of Beckman
              Coulter, June 5, 1992 (incorporated by reference to Exhibit
              3.1 of Beckman Coulter's Annual Report to the Securities and
              Exchange Commission on Form 10-K for the fiscal year ended
              December 31, 1992, File No. 001-10109).

      3.2     Amended and Restated By-Laws of Beckman Coulter, as of
              November 30, 1994 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report to the Securities and Exchange Commission on form 10-K for the fiscal year ended
              December 31, 1994, File No. 001-10109).
      3.3     Fourth Restated Certificate of Incorporation dated April 2,
              1998 (incorporated by reference to Exhibit 3 of the Company's Quarterly Report to the Securities and Exchange
              Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
      4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Beckman
              Coulter's Form S-1 registration statement, File No.
              33-24572).
      4.2     Rights Agreement between Beckman Coulter and Morgan
              Shareholder Services Trust Company, as Rights Agent, dated as of March 28, 1989 (incorporated by reference to Exhibit 4 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1989, File
              No. 1-10109).
      4.3     First amendment to the Rights Agreement dated as of March
              28, 1989 between Beckman Coulter and First Chicago Trust
              Company of New York (formerly Morgan Shareholder Services
              Trust Company), as Rights Agent, dated as of June 24, 1992
              (incorporated by reference to Exhibit 1 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1992, File No. 001-10109).
      4.4     Senior Indenture between Beckman Coulter and The First
              National Bank of Chicago as Trustee, dated as of May 15,
              1996, filed in connection with the Form S-3 Registration
              Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended June 30, 1996, File No.
              001-10109).
      4.5 7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File
              No. 333-02317 (incorporated by reference to Exhibit 10.2 of
              Beckman Coulter's Quarterly Report to the Securities and
              Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
      4.6     Amendment 1998-1 to Beckman Coulter's Employees' Stock
              Purchase Plan dated December 9, 1998.
      4.7     Stockholder Protection Rights Agreement dated as of February
              4, 1999 (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed with the Securities and Exchange
              Commission on February 8, 1999, File No. 99523266).
      4.8 Stockholder Protection Rights Agreement (incorporated by reference to Exhibit 4 of Beckman Coulter's report on Form
              8-K filed with the Securities and Exchange Commission on February 8, 1999, File No. 001-10109).
     10.1     Credit Agreement dated as of October 31, 1997 among the
              Company as Borrower, the Initial Lenders and the Initial
              Issuing Banks named therein, and Citicorp USA, Inc. as Agent
              (incorporated by reference to Exhibit 10.1 of Beckman
              Coulter's Quarterly Report to the Securities and Exchange
              Commission on Form 10-Q for the quarterly period ended
              September 30, 1997, File No. 001-10109).
     10.2     Guaranty dated as of October 31, 1997 made by each Guarantor
              Subsidiary (as defined in the Credit Agreement, Exhibit 10.1 herein) of Beckman Coulter, in favor of the Lender Parties
              (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.2 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended September 30, 1997, File
              No. 001-10109).
     10.3 Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998.

     10.4 Loan Agreement (Multiple Advance), dated September 30, 1993, between Beckman Instruments (Japan) Limited and the
              Industrial Bank of Japan, Limited (English translation, including certification as to accuracy; original document executed in Japanese) (incorporated by reference to Exhibit
              10.31 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1993, file No. 001-10109).
     10.5     Term Loan Agreement, dated as of September 30, 1993, between
              Beckman Instruments (Japan) Limited and Citibank, N.A.,
              Tokyo Branch (incorporated by reference to Exhibit 10.22 of
              Beckman Coulter's Annual Report to the Securities and
              Exchange Commission on Form 10-K for the fiscal year ended
              December 31, 1993, File No. 001-10109).
     10.6     Term Loan Agreement, dated as of December 9, 1993, between
              Beckman Instruments (Japan) Limited and The Dai-Ichi Kangyo
              Bank Limited (English translation, including certification as to accuracy; original document executed in Japanese)
              (incorporated by reference to Exhibit 10.23 of Beckman
              Coulter's Annual Report to the Securities and Exchange
              Commission on Form 10-K for the fiscal year ended December
              31, 1993, File No. 001-10109).
     10.7     Benefit Equity Amended and Restated Trust Agreement between
              Beckman Coulter and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1997, File No.
              001-10109).
    *10.8     Beckman Coulter's Annual Incentive Plan for 1997, adopted by
              Beckman Coulter in 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the
              Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109.
    *10.9 Beckman Coulter's Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997
              (incorporated by reference to Exhibit 10 of Beckman
              Coulter's Quarterly Report to the Securities and Exchange
              Commission on Form 10-Q for the quarterly period ended March
              31, 1997, File No. 001-10109).
    *10.10 Amendment to Beckman Coulter's Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form
              S-8 Registration Statement filed January 13, 1998,
              Registration No. 333-24851.
    *10.11 Beckman Coulter's Incentive Compensation Plan, as amended by the Beckman Coulter's Board of Directors on October 26, 1988 and as amended and restated by Beckman Coulter's Board of Directors on March 28, 1989 (incorporated by reference to
              Exhibit 10.16 of Beckman Coulter's Annual Report to the
              Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).
    *10.12 Amendment to Beckman Coulter's Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form
              S-8 Registration statement, filed January 13, 1998,
              Registration No. 33-31573).
    *10.13    Restricted Stock Agreement and Election (Cycle
              Three -- Economic Value Added Incentive Plan), adopted by
              Beckman Coulter in 1996 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report to the
              Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No.
              001-10109).

    *10.14    Form of Restricted Stock Agreement, dated as of January 3,
              1997, between Beckman Coulter and certain of its Executive
              Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended June 30, 1997, File No.
              001-10109).
    *10.15    Beckman Coulter's Supplemental Pension Plan, adopted by the
              Company October 24, 1990 (incorporated by reference to
              Exhibit 10.4 of Beckman Coulter's Annual Report to the
              Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1990, File No. 001-10109).
    *10.16    Amendment 1995-1 to Beckman Coulter's Supplemental Pension
              Plan, adopted by Beckman Coulter in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended
              December 31, 1996, File No. 001-10109).
    *10.17    Amendment 1996-1 to Beckman Coulter's Supplemental Pension
              Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of Beckman Coulter's Annual
              Report to the Securities and Exchange Commission on Form
              10-K for the fiscal year ended December 31, 1996, File No.
              001-10109).
    *10.18    Stock Option Plan for Non-Employee Directors (Amended and
              Restated effective as of August 7, 1997), incorporated by reference to Exhibit 4.1 of Beckman Coulter's Registration
              Statement on Form S-8 filed with the Securities and Exchange
              Commission on October 8, 1997, Registration No. 333-37429.
    *10.19    Form of Change in Control Agreement, dated as of May 1,
              1989, between Beckman Coulter, certain of its Executive
              Officers and certain other key employees (incorporated by reference to Exhibit 10.34 of Beckman Coulter's Annual
              Report to the Securities and Exchange Commission on Form
              10-K for the fiscal year ended December 31, 1989, File No.
              001-10109).
    *10.20 Agreement Regarding Retirement Benefits of Albert Ziegler, dated June 16, 1995, between Beckman Coulter and Albert
              Ziegler (incorporated by reference to Exhibit 10.22 of Beckman Coulter's Annual Report to the Securities and
              Exchange Commission on Form 10-K for the fiscal year ended
              December 31, 1995, File No. 001-10109).
    *10.21    Agreement Regarding Retirement Benefits of Fidencio M.
              Mares, adopted and dated April 30, 1996, between Beckman
              Coulter and Fidencio M. Mares (incorporated by reference to
              Exhibit 10.3 of Beckman Coulter's Quarterly Report to the
              Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
     10.22    Amendment 1997-1 to Beckman Coulter's Employees' Stock
              Purchase Plan, adopted effective January 1, 1998 and dated
              October 20, 1997 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
    *10.23    Beckman Coulter's Amended and Restated Deferred Directors'
              Fee Program, amended as of June 5, 1997 (incorporated by reference to Exhibit 10.6 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended September 30, 1997, File
              No. 001-10109).
    *10.24    Amendment 1997-2 to Beckman Coulter's Supplemental Pension
              Plan, adopted as of October 31, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended September 30, 1997, File
              No. 001-10109).

    *10.25    Form of Restricted Stock Award Agreement between Beckman
              Coulter and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997,
              Registration No. 333-37429).
    *10.26    Form of Stock Option Grant for non-employee Directors
              (incorporated by reference to Exhibit 4.3 of Beckman
              Coulter's Registration Statement on Form S-8 filed with the
              Securities and Exchange Commission on October 8, 1997,
              Registration No. 333-37429).
    *10.27 Beckman Coulter's Employees' Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995,
              File No. 33-65155 (incorporated by reference to Exhibit
              10.29 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).
    *10.28    Beckman Coulter's Option Gain Deferral Program, dated
              January 14, 1998 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Form S-8
              Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No.
              333-24851).
    *10.29    Form of Coulter's Special Incentive Plan and Sharing Bonus
              Plan, assumed by Beckman Coulter October 31, 1997
              (incorporated by reference to Exhibit 10.38 of Beckman
              Coulter's Annual Report to the Securities and Exchange
              Commission on Form 10-K for the fiscal year ended December
              31, 1997, File No. 001-10109).
     10.30    Distribution Agreement, dated as of April 11, 1989, among
              SmithKline Beckman Corporation Beckman Coulter and Allergan,
              Inc. (incorporated by reference to Exhibit 3 to SmithKline
              Beckman Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989,
              File No. 1-4077).
     10.31    Amendment to the Distribution Agreement effective as of June
              1, 1989 between SmithKline Beckman Corporation, Beckman
              Coulter and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to Beckman Coulter's Form
              S-1 registration statement, File No. 33-28853).
     10.32    Cross-Indemnification Agreement between Beckman Coulter and
              SmithKline Beckman Corporation (incorporated by reference to
              Exhibit 10.1 of Amendment No. 1 to Beckman Coulter's Form
              S-1 registration statement, File No. 33-24572).
     10.33 Amendment No. 1 dated April 3, 1998 to the Credit Agreement by and among Beckman Coulter, as borrower, the Initial
              Lenders and the Issuing Banks named therein, and Citicorp
              USA, Inc. as Agent dated October 31, 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarter ended March 31, 1998, File No.
              001-10109).
    *10.34    Amendment No. 1998-1, adopted and effective as of April 2,
              1998 to Beckman Coulter's 1998 Incentive Compensation Plan
              (incorporated by reference to Exhibit 10.2 of Beckman
              Coulter's Quarterly Report to the Securities and Exchange
              Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
    *10.35 1998 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.3 of Beckman Coulter's Quarterly Report to the
              Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
     10.36    Lease Agreement made as of June 25, 1998 among Beckman
              Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust
              (incorporated by reference to Exhibit 2.5 of Beckman
              Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).

     10.37    Lease Agreement made as of June 25, 1998 between Beckman
              Coulter, Inc., and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.6 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange
              Commission on July 9, 1998, File No. 001-10109).
     10.38    Lease Agreement made as of June 25, 1998 between Coulter
              Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.7 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange
              Commission on July 9, 1998, File No. 001-10109).
     10.39    Lease Agreement made as of June 25, 1998 among Beckman
              Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo
              Alto Trust (incorporated by reference to Exhibit 2.8 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).
     10.40    Lease Modification Agreement made as of June 25, 1998 among
              Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea
              Trust (incorporated by reference to Exhibit 2.9 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).
     10.41    Lease Modification Agreement made as of June 25, 1998 among
              Beckman Coulter, Inc. and Cardbeck Chaska Trust
              (incorporated by reference to Exhibit 2.10 of Beckman
              Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).
     10.42    Lease Modification Agreement made as of June 25, 1998 among
              Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.11 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange
              Commission on July 9, 1998, File No. 001-10109).
     10.43    Lease Modification Agreement made as of June 25, 1998 among
              Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI
              Palo Alto Trust (incorporated by reference to Exhibit 2.12 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File
              No. 001-10109).
     10.44    Guaranty of Lease, executed as of June 25, 1998, by Beckman
              Coulter, Inc. for the benefit of Cardbeck Miami Trust
              (incorporated by reference to Exhibit 2.13 of Beckman
              Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).
    *10.45    Beckman Coulter's Amended and Restated Executive Deferred
              Compensation Plan dated October 28, 1998, effective as of
              September 1, 1998 (incorporated by reference to Exhibit 4.1 of Beckman Coulter's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69249).
    *10.46    Beckman Coulter's Amended and Restated Executive Restoration
              Plan dated October 28, 1998, effective as of September 1,
              1998 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the
              Securities and Exchange Commission on December 18,1998,
              Registration No. 333-69251).
    *10.47    Beckman Coulter's Amended and Restated Savings Plan dated
              December 24, 1998, effective as of September 1998
              (incorporated by reference to Exhibit 4.1 of Beckman
              Coulter's Registration Statement on Form S-8 filed with the
              Securities and Exchange Commission on February 10, 1999,
              Registration No. 333-72081).
    *10.48 Amendment 1998-1, adopted and effective as of April 2, 1998 to Beckman Coulter's 1998 Incentive Compensation Plan
              (incorporated by reference to Exhibit 10.2 of Beckman
              Coulter's Quarterly Report to the Securities and Exchange
              Commission on Form 10-Q for the quarterly period ended March
              31, 1998, File No. 001-10109)

   *10.49  1999 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter's
           Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended
           September 30, 1999, File No. 001-10109).
   *10.50  Amendment 1999-1, adopted October 22, 1999 and effective as of September 1, 1998, to the Beckman
           Coulter, Inc. Executive Restoration Plan (incorporated by reference to Exhibit 10.2 of Beckman
           Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).
   *10.51  Amendment 1999-2, adopted November 23, 1999, to the Beckman Coulter, Inc. 1998 Incentive
           Compensation Plan.
   *10.52  Amendment 1999-1, adopted December 20, 1999, to the Beckman Coulter, Inc. Savings Plan.
   *10.53  Change of Control Agreement between Beckman Coulter, Inc. and John P. Wareham, dated as of January
           1, 2000.
    11.    Statement regarding computation of per share earnings: This information is incorporated by reference to the discussions of "Earnings (Loss) Per Share" located in Note 15 of the Consolidated
           Financial Statements of Beckman Coulter's Annual Report to Stockholders for the year ended
           December 31, 1999.
    13.    Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 1999.
    21.    Subsidiaries.
    23.    Consent of KPMG LLP.
    24.    Power of Attorney (included herein on the signature page).
    27.1   Financial Data Schedule (1999)
    27.2   Financial Data Schedule (1998 Amended)
    99.1   II. Valuation and Qualifying Accounts (Allowance for Doubtful Accounts)

(b) Reports on Form 8-K During Fourth Quarter ended December 31, 1999.

     The following reports on Form 8-K were filed since September 30, 1999:

     None.

                             BECKMAN COULTER, INC.

                                    INDEX TO
                       FINANCIAL STATEMENTS AND SCHEDULES

     The consolidated financial statements of Beckman Coulter and the related report of KPMG LLP, dated January 27, 2000 are incorporated by reference to the section entitled "WORDS ON NUMBERS" filed as Exhibit 13 to this Form 10-K.

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

                                          BECKMAN COULTER, INC.

                                          By       /s/ JOHN P. WAREHAM
                                            ------------------------------------
                                                      John P. Wareham
                                              Chairman of the Board, President
                                                and Chief Executive Officer

                               POWER OF ATTORNEY

     Each person whose signature appears below appoints John P. Wareham, Amin I. Khalifa, William H. May, and James T. Glover, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    SIGNATURE                                   TITLE                     DATE
                    ---------                                   -----                     ----
               /s/ JOHN P. WAREHAM                      Chairman of the Board,      February 3, 2000
--------------------------------------------------  President and Chief Executive
                 John P. Wareham                               Officer

               /s/ AMIN I. KHALIFA                   Vice President, Finance and    February 3, 2000
--------------------------------------------------     Chief Financial Officer
                 Amin I. Khalifa                    (Principal Financial Officer)

                /s/ JAMES B. GRAY                   Director/Controller (Principal  February 3, 2000
--------------------------------------------------       Accounting Officer)
                  James B. Gray

                /s/ HUGH K. COBLE                              Director             February 3, 2000
--------------------------------------------------
                  Hugh K. Coble

              /s/ CAROLYNE K. DAVIS                            Director             February 3, 2000
--------------------------------------------------
             Carolyne K. Davis, Ph.D.

               /s/ PETER B. DERVAN                             Director             February 3, 2000
--------------------------------------------------
              Peter B. Dervan, Ph.D.

              /s/ RONALD W. DOLLENS                            Director             February 3, 2000
--------------------------------------------------
                Ronald W. Dollens

             /s/ CHARLES A. HAGGERTY                           Director             February 3, 2000
--------------------------------------------------
               Charles A. Haggerty

                    SIGNATURE                                   TITLE                     DATE
                    ---------                                   -----                     ----
               /s/ GAVIN S. HERBERT                            Director             February 3, 2000
--------------------------------------------------
                 Gavin S. Herbert

               /s/ VAN B. HONEYCUTT                            Director             February 3, 2000
--------------------------------------------------
                 Van B. Honeycutt

                                                               Director
--------------------------------------------------
             William N. Kelley, M.D.

              /s/ C. RODERICK O'NEIL                           Director             February 3, 2000
--------------------------------------------------
                C. Roderick O'Neil

                 /s/ BETTY WOODS                               Director             February 3, 2000
--------------------------------------------------
                   Betty Woods

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
10.51      Amendment 1999-2, adopted November 23, 1999, to the Beckman
           Coulter, Inc. 1998 Incentive Compensation Plan.
10.52      Amendment 1999-1, adopted December 20, 1999, to the Beckman
           Coulter, Inc. Savings Plan.
10.53      Change of Control Agreement between Beckman Coulter, Inc.
           and John P. Wareham dated as of January 1, 2000.
13.        Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 1999.
21.        Subsidiaries.
23.        Consent of KPMG LLP.
27.1       Financial Data Schedule (1999).
27.2       Financial Data Schedule (1998 Amended).
99.1       II. Valuation and Qualifying Accounts. (Allowance for
           Doubtful Accounts)