Form 10-Q
period 2000-03-31
BECKMAN COULTER INC
filed 2000-05-12
CIK 840467

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

(Mark One)
(X)Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

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


     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Outstanding shares of common stock, $0.10 par value, as of May 1, 2000: 29,358,170 shares.

                            PART I

                     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations for the three month periods
          ended March 31, 2000 and 1999

          Condensed Consolidated Balance Sheets
          as of March 31, 2000 and December 31, 1999

          Condensed Consolidated Statements of
          Cash Flows for the three month periods
          ended March 31, 2000 and 1999

          Notes to Condensed Consolidated
          Financial Statements

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk


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

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

                           PART I

                     BECKMAN COULTER, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Amounts Per Share and Share Data)
                           Unaudited

                                         Three Months Ended
                                             March 31,
                                          2000         1999
                                          ----         ----
Sales                                    $434.4      $405.1
Cost of sales                             231.5       211.2
                                         ------      ------
    Gross profit                          202.9       193.9

Operating costs and expenses:
  Selling, general and administrative     115.2       111.8
  Research and development                 40.9        38.8
                                         ------      ------
    Total operating costs and
     expenses                             156.1       150.6
                                         ------      ------
Operating income                           46.8        43.3
                                         ------      ------
Nonoperating (income) and expenses:
  Interest income                          (1.4)       (2.0)
  Interest expense                         18.6        18.2
  Other, net                               (0.8)        2.0
                                         ------      ------
    Total nonoperating expenses            16.4        18.2
                                         ------      ------
Earnings before income taxes               30.4        25.1
Income taxes                                9.4         8.0
                                         ------      ------
    Net earnings                         $ 21.0      $ 17.1
                                         ======      ======
Basic earnings per share                 $ 0.72      $ 0.60

Weighted average number of shares
  outstanding (in thousands)             29,096      28,460

Diluted earnings per share               $ 0.70      $ 0.58

Weighted average number of shares and
  dilutive shares outstanding (in
  thousands)                             30,181      29,558

Dividends declared per share             $ 0.16      $ 0.16

See accompanying notes to condensed consolidated financial statements.

                     BECKMAN COULTER, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (Amounts in Millions, Except Amounts per Share)

                                                March     December
                                                 31,        31,
                                                 2000       1999
                                                 ----       ----
                                               Unaudited
Assets
Current assets:
  Cash and equivalents                      $    9.2    $   34.4
  Trade and other receivables                  516.5       566.4
  Inventories                                  346.5       313.1
  Other current assets                          55.0        52.5
                                            --------    --------
      Total current assets                     927.2       966.4

Property, plant and equipment, net             295.7       305.9
Goodwill, less accumulated amortization of
 $29.0 and $26.3 at March 31, 2000 and
 December 31, 1999, respectively               342.0       344.7
Other intangibles, less accumulated
 amortization of $51.6 and $46.8 at
 March 31, 2000 and December 31, 1999
 respectively                                  395.1       399.9
Other assets                                    69.2        93.9
                                            --------    --------
      Total assets                          $2,029.2    $2,110.8
                                            ========    ========
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities of
   long-term debt                           $   47.8    $   50.0
  Accounts payable, accrued expenses and
   other liabilities                           402.4       474.1
  Income taxes                                  54.9        51.8
                                            --------    --------
      Total current liabilities                505.1       575.9

Long-term debt, less current maturities        958.1       980.7
Other liabilities                              324.4       326.3
                                            --------    --------
      Total liabilities                      1,787.6     1,882.9
                                            --------    --------
Stockholders' equity:
  Preferred stock, $0.10 par value;
   authorized 10.0 shares; none issued            -           -
  Common stock, $0.10 par value; authorized
    75.0 shares; shares issued 29.3 and 29.1
    at March 31, 2000 and December 31, 1999,
    respectively; shares outstanding 29.3
    and 29.0 at March 31, 2000 and December
    31, 1999, respectively                       2.9         2.9
  Additional paid-in capital                   135.0       134.5
  Retained earnings                            139.3       123.0
  Accumulated other comprehensive loss:
    Cumulative foreign currency translation
     adjustment                                (35.6)      (24.3)
  Treasury stock, at cost                         -         (8.2)
                                            --------    --------
      Total stockholders' equity               241.6       227.9
                                            --------    --------
      Total liabilities and stockholders'
       equity                               $2,029.2    $2,110.8
                                            ========    ========

  See accompanying notes to condensed consolidated financial statements.

                     BECKMAN COULTER, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Millions)
                           Unaudited

                                               Three Months Ended
                                                    March 31,
                                                 2000      1999
                                                 ----      ----
Cash Flows from Operating Activities
  Net earnings                                 $ 21.0    $ 17.1
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
      Depreciation and amortization              33.0      37.6
      Net deferred income taxes                   0.3      (0.6)
      Proceeds from sales of sales-type lease
       receivables                               29.9      18.7
      Changes in assets and liabilities:
        Trade and other receivables              28.1     (33.4)
        Inventories                             (37.6)    (11.9)
        Accounts payable, accrued expenses
         and other liabilities                  (68.2)    (33.4)
        Income taxes payable                      3.4       4.4
        Other                                     6.2      16.5
                                               ------    ------
            Net cash provided by operating
             activities                          16.1      15.0
                                               ------    ------
Cash Flows from Investing Activities
  Additions to property, plant and equipment    (37.1)    (35.5)
  Proceeds from sale of certain clinical
   chemistry assets                              12.0        -
  Proceeds from sale of property, plant and
   equipment                                      0.9       0.6
                                               ------    ------
            Net cash used by investing
             activities                         (24.2)    (34.9)

Cash Flows from Financing Activities
  Dividends to stockholders                      (4.7)     (4.6)
  Proceeds from issuance of stock                 8.6       3.1
  Notes payable reductions                       (1.2)    (13.2)
  Long-term debt borrowings                        -       35.0
  Long-term debt reductions                     (18.5)     (6.2)
                                               ------    ------
            Net cash (used) provided by
             financing activities               (15.8)     14.1
                                               ------    ------

Effect of exchange rates on cash and
 equivalents                                     (1.3)      0.2
                                               ------    ------
Decrease in cash and equivalents                (25.2)     (5.6)
Cash and equivalents - beginning of period       34.4      24.7
                                               ------    ------
Cash and equivalents - end of period           $  9.2    $ 19.1
                                               ======    ======
Supplemental Disclosures of Cash Flow
Information
  Cash paid during the period for:
    Interest                                   $ 17.3    $ 15.4
    Income taxes                               $  6.3    $  3.6
Non-cash Investing and Financing Activities:
  Purchase of equipment under capital lease    $  0.4    $  2.1
  Receivable from sale of certain clinical
   chemistry assets                            $  4.6    $   -


  See accompanying notes to condensed consolidated financial statements.

                     BECKMAN COULTER, INC.
     Notes To Condensed Consolidated Financial Statements
                        March 31, 2000
                           Unaudited

1.   Report by Management
-------------------------
We prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by generally accepted accounting principles ("GAAP") have been condensed or omitted. In addition, we have reclassified certain prior period data to conform to the current presentation.

The financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. To obtain a more detailed understanding of our results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in our annual report on Form 10-K for the year ended December 31, 1999.

Revenues, expenses, assets, and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.   Comprehensive Income
-------------------------
Statement of Financial Accounting Standards No. 130,
"Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings and foreign currency translation adjustments. The components of comprehensive income are as follows (in millions):

                                              Three Months Ended
                                                   March 31,
                                                2000        1999
                                                ----        ----
Net earnings                                 $ 21.0       $ 17.1
  Foreign currency
    translation adjustment                    (11.3)       (11.3)
                                             ------       ------
Comprehensive income                         $  9.7       $  5.8
                                             ======       ======

3.   Earnings Per Share
-----------------------
Statement of Financial Accounting Standards No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings per share (EPS), where:
  - "basic earnings per share" includes only actual weighted average shares outstanding; and
  - "diluted earnings per share" includes the effect of any items that are dilutive, such as stock options.

The following table summarizes the computation of EPS (in millions, except amounts per share):

                              Three Months Ended March 31,
                             2000                      1999
                             ----                      ----
                                     Per                         Per
                   Net               Share     Net               Share
                   Earnings  Shares  Amount    Earnings  Shares  Amount
                   --------  ------  ------    --------  ------  ------
Basic EPS:
  Net earnings     $21.0      29.1   $0.72     $17.1     28.5    $0.60
  Effect of
   dilutive
   stock options      -        1.1   (0.02)       -       1.1    (0.02)
                   -----      ----   -----     -----     ----    -----
Diluted EPS:
  Net earnings     $21.0      30.2   $0.70     $17.1     29.6    $0.58
                   =====      ====   =====     =====     ====    =====

4.   Sale of Receivables
------------------------
During the three months ended March 31, 2000, we sold certain financial assets (primarily consisting of sales-type lease receivables) as part of our plan to reduce debt. The net book value of financial assets sold was $29.8 million for which we received $29.9 million in cash proceeds. During the three months ended March 31, 1999, we sold similar assets with a net book value of $18.0 million for cash proceeds of $18.7 million. Under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. We have established a reserve for potential losses, since the sales are subject to certain recourse provisions.

5.   Inventories
----------------
Inventories consisted of the following (in millions):

                                  March 31, 2000     December 31, 1999
                                  --------------     -----------------
Finished products                         $235.3           $210.9
Raw materials, parts and
 assemblies                                 92.6             87.2
Work in process                             18.6             15.0
                                          ------           ------
                                          $346.5           $313.1
                                          ======           ======

6. Provision for Restructuring Operations
-----------------------------------------
We recorded a restructuring charge of $4.3 million, $2.6 million after taxes, in the fourth quarter of 1999. The following table details the activity within the accrual for the three months ended March 31, 2000 (in millions):

                                             Facility
                                             Consolidation
                                 Personnel   and
                                 and         Asset-related
                                 Other       Write-offs     Total
                                 -----       ----------     -----
Balance at December 31, 1999:
  Consolidation of sales,
   general administrative
   and technical functions       $ 3.0       $ 0.6          $ 3.6

2000 year-to-date activity:
  Consolidation of sales,
   general administrative
   and technical functions        (0.9)       (0.1)          (1.0)
                                 -----       -----          -----
Balance at March 31, 2000:
  Consolidation of sales,
   general administrative
   and technical functions       $ 2.1       $ 0.5          $ 2.6
                                 =====       =====          =====

We recorded a restructuring charge of $19.1 million, $11.2 million after taxes, in the fourth quarter of 1998. The following table details the activity within the accrual for the three months ended March 31, 2000 (in millions):

                                             Facility
                                             Consolidation
                                 Personnel   and
                                 and         Asset-related
                                 Other       Write-offs     Total
                                 -----       ----------     -----
Balance at December 31, 1999:
  Consolidation of sales,
   general administrative and
   technical functions           $ 8.3         $   -        $ 8.3
  Changes in manufacturing
   operations                      1.1           4.5          5.6
                                 -----         -----        -----
  Remaining provision included
   in accrued expenses at
   December 31, 1999             $ 9.4         $ 4.5        $13.9
                                 =====         =====        =====
2000 year-to-date activity:
  Consolidation of sales,
   general administrative and
   technical functions           $(0.3)        $   -        $(0.3)
  Changes in manufacturing
   operations                     (0.3)         (3.7)        (4.0)
                                 -----         -----        -----
  Total 2000 year-to-date
   activity                      $(0.6)        $(3.7)       $(4.3)
                                 =====         =====        =====
Balance at March 31, 2000:
  Consolidation of sales,
   general administrative and
   technical functions           $ 8.0         $   -        $ 8.0
  Changes in manufacturing
   operations                      0.8           0.8          1.6
                                 -----         -----        -----
  Balance at March 31, 2000      $ 8.8         $ 0.8        $ 9.6
                                 =====         =====        =====

In the fourth quarter of 1997, we recorded a restructuring charge of $59.4 million, $36.4 million after taxes. The following table details the activity within the accrual for the three months ended March 31, 2000 (in millions):

                                             Facility
                                             Consolidation
                                 Personnel   and
                                 and         Asset-related
                                 Other       Write-offs     Total
                                 -----       ----------     -----
Balance at December 31, 1999:
  Consolidation of sales,
   general administrative and
   technical functions           $ 1.7       $ 1.7          $ 3.4
  Changes in manufacturing
   operations                      1.6          -             1.6
                                 -----       -----          -----
  Remaining provision included
   in accrued expenses at
   December 31, 1999             $ 3.3       $ 1.7          $ 5.0
                                 =====       =====          =====
2000 year-to-date activity:
  Consolidation of sales,
   general administrative and
   technical functions           $(1.2)      $(0.6)         $(1.8)
  Changes in manufacturing
   operations                     (1.2)         -            (1.2)
                                 -----       -----          -----
  Total 2000 year-to-date
   activity                      $(2.4)      $(0.6)         $(3.0)
                                 =====       =====          =====
Balance at March 31, 2000:
  Consolidation of sales,
   general administrative and
   technical functions           $ 0.5       $ 1.1          $ 1.6
  Changes in manufacturing
   operations                      0.4          -             0.4
                                 -----       -----          -----
  Balance at March 31, 2000      $ 0.9       $ 1.1          $ 2.0
                                 =====       =====          =====

7.  Debt Financing and Guarantor Subsidiaries
---------------------------------------------
In March 1998, we issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008 (the "Offering"). We used the net proceeds of $394.3 million to reduce borrowings and commitments under our bank facilities and for operating purposes. In connection with the Offering, certain of our subsidiaries (the "Guarantor Subsidiaries") jointly, fully, severally, and unconditionally guaranteed such notes. We present below the supplemental condensed financial information (in millions) of the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries. Please note that in this footnote, we used the equity method of accounting for our investments in subsidiaries and the Guarantor Subsidiaries' investments in Non-Guarantor Subsidiaries. This financial information should be read in conjunction with the Condensed Consolidated Financial Statements.

                                          Non-
                                Guarantor Guarantor
                                Subsi-    Subsi-     Elimina-     Consoli-
                       Parent   diaries   diaries    tions        dated
                       ------   -------   -------    -----        -----
Condensed
Consolidated
Balance Sheet
March 31, 2000
Assets:
  Cash and
   equivalents         $(40.2)  $  (4.2)    $ 53.6    $      -     $   9.2
  Trade and other
   receivables          231.8       6.1      278.6           -       516.5
  Inventories           232.1      38.3      125.2        (49.1)     346.5
  Other current
   assets               510.6     811.3       73.5     (1,340.4)      55.0
                      -------    ------     ------    ---------    -------
       Total current
         assets         934.3     851.5      530.9     (1,389.5)     927.2

  Property, plant and
   equipment, net       159.6      82.1       124.5        (70.5)     295.7
  Goodwill, net          10.1     323.1         8.8           -       342.0
  Other intangibles,
   net                   29.6     362.2         3.3           -       395.1
  Other assets        1,334.9      30.2       235.4     (1,531.3)      69.2
                     --------  --------      ------    ---------   --------
       Total assets  $2,468.5  $1,649.1      $902.9    $(2,991.3)  $2,029.2
                     ========  ========      ======    =========   ========
Liabilities:
  Notes payable and
   current
   maturities
   of long-term
   debt              $    9.9  $    0.7      $ 37.2    $      -    $   47.8
  Accounts payable,
   accrued expenses     279.4      34.2        88.8           -       402.4
  Other current
    liabilities         556.9     295.5        98.9       (896.4)      54.9
                     --------  --------      ------    ---------   --------
       Total current
         liabilities    846.2     330.4       224.9       (896.4)     505.1
  Long-term debt,
   less current
   maturities           895.8       0.1        62.2           -       958.1
  Other liabilities     485.0     642.8       180.6       (984.0)     324.4
                     --------  --------      ------    ---------   --------
       Total
        liabilities   2,227.0     973.3       467.7     (1,880.4)   1,787.6
Total stockholders'
  equity                241.5     675.8       435.2     (1,110.9)     241.6
                     --------  --------      ------    ---------   --------
Total
 liabilities
 and
 stockholders'
 equity              $2,468.5  $1,649.1      $902.9    $(2,991.3)  $2,029.2
                     ========  ========      ======    =========   ========


                                             Non-
                                Guarantor    Guarantor
                                Subsi-       Subsi-       Elimina-    Consoli-
                      Parent    diaries      diaries      tions       dated
                      ------    -------      -------      -----       ------
Condensed Consolidated
Balance Sheet
December 31, 1999
Assets:
  Cash and equivalents $ (5.3)   $    3.7    $ 36.0    $      -      $   34.4
  Trade and other
    receivables         255.8         6.0     304.6           -         566.4
  Inventories           201.0        32.1     122.7        (42.7)       313.1
  Other current
   assets               455.4       725.7      95.4     (1,224.0)        52.5
                      -------    --------    ------    ---------     --------
       Total current
         assets         906.9       767.5     558.7     (1,266.7)       966.4

  Property, plant and
    equipment, net      152.4        84.6     142.3        (73.4)       305.9
  Goodwill, net          10.3       325.6       8.8           -         344.7
  Other intangibles,
   net                   30.2       366.2       3.5           -         399.9
  Other assets        1,457.9        35.8     279.2     (1,679.0)        93.9
                     --------    --------    ------    ---------     --------
       Total assets  $2,557.7    $1,579.7    $992.5    $(3,019.1)    $2,110.8
                     ========    ========    ======    =========     ========
Liabilities:
  Notes payable and
   current maturities
   of long-term debt $    4.4    $    1.1    $ 44.5    $      -      $   50.0
  Accounts payable,
   accrued expenses     368.3        32.7      95.6       (22.5)        474.1
  Other current
   liabilities          530.9       213.1     131.0      (823.2)         51.8
                     --------    --------    ------    --------      --------
       Total current
        liabilities     903.6       246.9     271.1      (845.7)        575.9
  Long-term debt,
   less current
   maturities           913.0         0.1      67.6          -          980.7
  Other liabilities     513.2       647.9     213.0    (1,047.8)        326.3
                     --------    --------    ------    --------      --------
       Total
        liabilities   2,329.8       894.9     551.7    (1,893.5)      1,882.9
Total stockholders'
 equity                 227.9       684.8     440.8    (1,125.6)        227.9
                     --------    --------    ------    --------      --------
 Total
  liabilities
  and
  stockholders'
  equity             $2,557.7    $1,579.7    $992.5    $(3,019.1)    $2,110.8
                     ========    ========    ======    =========     ========

[CAPTION]


                                           Non-
                                Guarantor  Guarantor
                                Subsi-     Subsi-    Elimina-   Consoli-
                         Parent diaries    diaries   tions      dated
                         ------ -------    -------   -----      -----
Condensed Consolidated
Statement of Operations
Quarter ended
March 31, 2000
Sales                    $330.3 $  75.7    $222.7    $(194.3)   $434.4
Operating costs and
  expenses:
    Cost of sales         202.6    55.9     169.5     (196.5)    231.5
    Selling, general
     and administrative    61.3    12.6      41.3         -      115.2
    Research and
      development          24.2    15.4       1.3         -       40.9
                         ------  ------    ------    -------    ------
        Operating
         income (loss)     42.2    (8.2)     10.6        2.2      46.8
Nonoperating (income)
  expense                  13.8     3.4      (0.7)      (0.1)     16.4
                         ------  ------    ------    -------    ------
Earnings (loss) before
  income taxes             28.4   (11.6)     11.3        2.3      30.4
Income taxes (benefit)      8.8    (3.1)      3.0        0.7       9.4
                         ------  ------    ------    -------    ------
        Net earnings
         (loss)          $ 19.6 $  (8.5)   $  8.3    $   1.6    $ 21.0
                         ====== =======    ======    ======     ======

                                           Non-
                                Guarantor  Guarantor
                                 Subsi-     Subsi-    Elimina-   Consoli-
                         Parent  diaries    diaries   tions      dated
                         ------  -------    -------   -----      -----
Condensed Consolidated
Statement of Operations
Quarter ended
March 31, 1999
Sales                    $282.0  $88.2      $216.5    $(181.6)   $405.1
Operating costs and
  expenses:
    Cost of sales         181.2   56.6       151.2     (177.8)    211.2
    Selling, general
     and administrative    51.5   14.0        46.3         -      111.8
    Research and
     development           24.7   12.7         1.4         -       38.8
                         ------  -----      ------    -------    ------
        Operating
         income (loss)     24.6    4.9        17.6      (3.8)      43.3
Nonoperating (income)
  expense                  28.5   (2.6)        1.1      (8.8)      18.2
                         ------  -----      ------    ------     ------
Earnings (loss) before
  income taxes             (3.9)   7.5        16.5       5.0       25.1
Income taxes (benefit)     (2.0)   1.1         7.1       1.8        8.0
                         ------  -----      ------    ------     ------
        Net earnings
         (loss)          $ (1.9) $ 6.4      $  9.4    $  3.2     $ 17.1
                         ======  =====      ======    ======     ======


                                                      Non-
                                            Guarantor Guarantor
                                            Subsi-    Subsi-   Consoli-
                                    Parent  diaries   diaries  dated
                                    ------  -------   -------  -----
Condensed Consolidated
Statement of Cash Flows
Quarter Ended March 31, 2000
Net cash provided (used) by
 operating activities               $(43.0)  $(6.1)    $ 65.2   $ 16.1

Cash flows from investing
 activities:
  Additions to property, plant and
    equipment                        (19.6)   (1.5)     (16.0)   (37.1)
  Proceeds from sale of instruments
   leased to customers under
    operating lease
    arrangements                        -       -        12.0     12.0
  Proceeds from sale of property,
   plant and equipment                  -       -         0.9      0.9
                                    ------   -----      -----    -----
        Net cash (used) provided by
          investing activities       (19.6)   (1.5)      (3.1)   (24.2)
                                    ------   -----      -----    -----
Cash flows from financing
 activities:
  Dividends to stockholders           (4.7)     -          -      (4.7)
  Proceeds from issuance of stock      8.6      -          -       8.6
  Notes payable (reductions)
   borrowings                          5.7    (0.3)      (6.6)    (1.2)
  Net intercompany (reductions)
    borrowings                        35.4      -       (35.4)      -
  Long-term debt reductions          (17.3)     -        (1.2)   (18.5)
                                    ------   -----      -----    -----
     Net cash (used) provided by
          financing activities        27.7    (0.3)     (43.2)   (15.8)
                                    ------   -----      -----    -----
Effect of exchange rates on cash
 and equivalents                        -       -        (1.3)    (1.3)

(Decrease) increase in cash and
  equivalents                        (34.9)   (7.9)      17.6    (25.2)
Cash and equivalents - beginning of
  period                              (5.3)    3.7       36.0     34.4
                                    ------   -----      -----    -----
Cash and equivalents - end of
  period                            $(40.2)  $(4.2)    $ 53.6   $  9.2
                                    ======   =====      =====    =====

                                                        Non-
                                             Guarantor  Guarantor
                                             Subsi-     Subsi-     Consoli-
                                    Parent   diaries    diaries    dated
                                    ------   -------    -------    -----
Condensed Consolidated
Statement of Cash Flows
Quarter ended March 31, 1999
Net cash provided (used) by
 operating activities               $ 16.0   $(31.6)    $ 30.6     $ 15.0
                                    ------   ------     ------     ------
Cash flows from investing
 activities:
    Additions to property, plant
     and equipment                   (13.0)    (1.4)     (21.1)     (35.5)
    Proceeds from sale of property,
     plant and equipment               0.6       -          -         0.6
                                    ------   ------     ------     ------
        Net cash used by investing
          activities                 (12.4)    (1.4)     (21.1)     (34.9)
                                    ------   ------     ------     ------
Cash flows from financing
 activities:
  Dividends to stockholders           (4.6)      -          -        (4.6)
  Proceeds from issuance of stock      3.1       -          -         3.1
  Notes payable (reductions)
   borrowings                        (11.2)      -        (2.0)     (13.2)
  Net intercompany (reductions)
   borrowings                         (4.8)    34.6      (29.8)        -
  Long-term debt borrowings
   (reductions)                       35.0    (0.3)       (5.9)      28.8
                                    ------  ------      ------     ------
        Net cash (used) provided by
          financing activities        17.5    34.3       (37.7)      14.1
                                    ------  ------      ------     ------
Effect of exchange rates on cash
 and equivalents                        -       -          0.2        0.2
                                    ------  ------      ------     ------
(Decrease) increase in cash and
  equivalents                         21.1    1.3        (28.0)      (5.6)
Cash and equivalents - beginning of
  period                               4.2   (0.1)        20.6       24.7
                                    ------  -----       ------     ------
Cash and equivalents - end of
  period                            $ 25.3  $ 1.2       $ (7.4)    $ 19.1
                                    ======  =====       ======     ======

8.   Contingencies
------------------
In December 1999, Streck Laboratories, Inc. served Beckman Coulter and Coulter Corporation with a complaint filed in the United States District Court for the District of Nebraska.
The complaint alleges that control products sold by Beckman Coulter and/or Coulter Corporation infringe each of five patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. We, on behalf of ourselves and on behalf of Coulter Corporation have answered the complaint and have filed a counterclaim against Streck for patent infringement. At this early stage of this matter, there is no reasonable basis for us to conclude that this litigation could lead to an outcome that would have a material adverse effect on our consolidated operations or financial position.

In addition to the above matter, we are involved in a number of other lawsuits, which we consider normal in view of our size and the nature of our business. We do not believe that any liability resulting from any such lawsuits will have a material adverse effect on our operations, financial position or liquidity.

9.   Business Segment Information
---------------------------------
Statement of Financial Accounting Standards No. 131,
"Disclosures about Segments of an Enterprise and Related
Information" requires segments to be determined and reported based on how management measures performance and makes decisions about allocating resources.

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

In the first quarter of 2000, we realigned our geographic reporting structure. Our Latin America operations, which were formerly reported with the "Asia and Rest of World" geographic area, are now reported in the "Americas" geographic area along with our North America operations. Prior year amounts have been reclassified to conform to the current year presentation.

(in millions)          For the quarters ended
                               March 31,
                               --------
                            2000       1999
                            ----       ----
Net sales
  Clinical
   diagnostics           $ 353.1    $ 326.7
  Life science
   research                 81.3       78.4
  Center                      -          -
                         -------    -------
      Consolidated       $ 434.4    $ 405.1
                         =======    =======
Operating income
 (loss)
  Clinical
   diagnostics           $  53.5    $  54.9
  Life science
   research                  5.2        6.3
  Center                   (11.9)     (17.9)
                         -------    -------
      Consolidated       $  46.8    $  43.3
                         =======    =======
Interest income
  Clinical
   diagnostics           $  (0.7)   $  (1.0)
  Life science
   research                   -          -
  Center                    (0.7)      (1.0)
                         -------    -------
      Consolidated       $  (1.4)   $  (2.0)
                         =======    =======
Interest expense
  Clinical
   diagnostics           $    -     $    -
  Life science
   research                   -          -
  Center                    18.6       18.2
                         -------    -------
      Consolidated       $  18.6    $  18.2
                         =======    =======

                            March 31, 2000 December 31, 1999
                            -------------- -----------------
Total assets
  Clinical diagnostics      $1,417.2           $1,460.8
  Life science research        184.4              178.4
  Center                       427.6              471.6
                            --------           --------
  Consolidated              $2,029.2           $2,110.8
                            ========           ========


                           For the quarters ended
                                March 31,
                               2000       1999
                               ----       ----
Sales to external
 customers
  Americas                   $262.3     $238.1
  Europe                      122.4      120.7
  Asia                         49.7       46.3
                             ------     ------
       Consolidated          $434.4     $405.1
                             ======     ======

                          March 31, 2000  December 31, 1999
                          --------------  -----------------
Long-lived assets
  Americas                  $  768.2        $  753.2
  Europe                       252.7           308.0
  Asia                          81.1            83.2
                            --------        --------
       Consolidated         $1,102.0        $1,144.4
                            ========        ========

10. Recent Accounting Developments
----------------------------------
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. As amended, calendar year-end companies that have not applied the accounting requirements of SAB 101 may report a change in accounting principle no later than June 30, 2000.
We are currently evaluating the impact of SAB 101 on our consolidated financial statements and results of operations.


11. Subsequent Event
--------------------
On April 6, 2000, our stockholders approved an amendment to the Certificate of Incorporation to increase the authorized shares of common stock from 75,000,000 to 150,000,000.

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview
--------
Beckman Coulter, Inc. is a world leader in providing systems that simplify and automate laboratory processes used in all phases of the battle against disease. We design, manufacture, market and service a broad range of laboratory systems consisting of instruments, chemistries, software, and supplies that meet a variety of laboratory needs. Our products are used in a range of applications, from instruments used for pioneering medical research and drug discovery to diagnostic tools found in hospitals and physicians' offices. We compete in market segments that total approximately $28 billion in annual sales worldwide.

Our diagnostics product lines cover virtually all blood tests routinely performed in hospital laboratories. For medical and pharmaceutical research, we provide a wide range of systems used in genomic, cellular and protein testing. We have approximately 125,000 systems operating in laboratories around the world, with 68% of annual revenues coming from after-market customer purchases of operating supplies, chemistry kits, and service. We market our products in approximately 130 countries, generating nearly 45% of revenues outside the United States.


Results of Operations
---------------------
Sales in the first quarter of 2000 were $434.4 million, an increase of 7.2% (9.2% excluding the effect of foreign currency rate changes) compared to the same period in the prior year. Clinical diagnostics sales were $353.1 million and life science research sales were $81.3 million, an increase of 8.1% and 3.6%, respectively, compared to the same period in 1999. Sales in the Americas, Europe, and Asia geographic areas increased 10.2%, 1.4%, and 7.3%, respectively, during the quarter compared to the same period in the prior year.
Increased instrument sales in the Americas, led by placements of our clinical chemistry Synchron LX-20 and immunodiagnostics
Access units, contributed to the increase in revenues compared to the same period in the prior year. In the life science research business, our robotic automation/genetic analysis products were the primary contributors to our sales growth, led by placements of CEQ 2000 DNA Analysis systems and Sagian
Core systems.  Europe sales included a one-time $16.6
million sale (proceeds were comprised of $12.0 million in cash and $4.6 million in notes receivable) of clinical chemistry assets in Spain to a third party distributor offset by continuing softness in the German market and weakening of the Euro. For the quarter ended March 31, 1999, sales generated from the clinical chemistry operations in Spain were $5.4 million. The increase of sales in the Asia markets is the result of a strengthening economy in the Southeast Asia Pacific region.

Gross profit as a percentage of sales in the first quarter of 2000 was 46.7%, 1.2 percentage points lower than the same period in the prior year. The decline in gross profit percentage is primarily due to the $16.6 million sale of the clinical chemistry assets in Spain which contributed a lower gross profit than historical company levels. Excluding this one-time transaction, gross profit would have been 47.9%.

Selling, general and administrative expenses ("SG&A") increased $3.4 million to $115.2 million or 26.5% of sales in the first quarter of 2000 from $111.8 million or 27.6% of sales in the first quarter of 1999. SG&A, as a percentage of sales, declined in the three month period ended March 31, 2000 as compared to the same period in the prior year due to synergies realized from the Coulter integration.

Net earnings for the first quarter of 2000 was $21.0 million or $0.70 per diluted share compared to $17.1 million or $0.58 per diluted share in 1999. The increase in net earnings is primarily due to the various reasons discussed previously. Slightly higher interest rates in 2000 contributed to an increase in interest expense from 1999 to 2000, which in turn had an unfavorable impact on net earnings.


Financial Condition
-------------------
As discussed in greater detail in our 1999 annual report, Beckman Coulter is a highly leveraged company. Although the debt-to-capital ratio has declined from 81.9% at December 31, 1999 to 80.6% at March 31, 2000, among other things, our high level of debt:
- increases our vulnerability to general adverse economic and industry conditions;
- could limit our ability to obtain additional financing on favorable terms; and
- requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At March 31, 2000, we believe that we are in compliance with such financial ratios and tests.

We have and will continue to evaluate opportunities to provide additional cash flow by monetizing assets during 2000 and beyond, including sales of certain financial assets (primarily consisting of sales-type lease receivables) and real estate assets.

Operating activities provided net cash of $16.1 million in the first three months of 2000 compared to net cash provided of $15.0 million in the first three months of the prior year. The primary contributors were:

- net earnings were $21.0 million in 2000 compared to $17.1 million in 1999;
- proceeds from the sale of sales-type lease receivables were $29.9 million in 2000 compared to $18.7 million in 1999;
-    reductions in trade and other receivables contributed
     $28.1 million in cash compared to $33.4 million cash usage in 1999;
- increases in inventories used $37.6 million in 2000 compared to $11.9 million used in 1999;
- cash paid to settle accounts payable, accrued expenses and other liabilities was $68.2 million in 2000 compared to $33.4 million in 1999.

In 2000, investing activities used $24.2 million of net cash consisting of $36.2 million of net capital purchases, offset by $12.0 million in proceeds from the sale of clinical chemistry assets in Spain. In 1999, investing activities used $34.9 million of net cash, primarily for capital purchases.

Net cash used by financing activities was $15.8 million for the three-month period in 2000 compared to $14.1 million cash provided in 1999. During the first quarter of 2000, we made $19.7 million in cash payments towards reducing our debt compared to net debt borrowings of $15.6 million, during the same period in the prior year.

In addition to the decline in our debt-to-capital ratio mentioned previously, the ratio of current assets to current liabilities ("current ratio") improved to 1.8 at March 31, 2000 from 1.7 at December 31, 1999. The decrease in current assets was primarily due to reductions in cash as a result of debt reduction payments and the decrease in trade and other receivables offset by an increase in net inventories. The decrease in current liabilities was due to cash payments to settle accounts payable, accrued expenses and other liabilities. Based upon current levels of operations and anticipated cost savings and future growth, we believe that our cash flow from operations, together with available borrowings under the credit facility and other sources of liquidity will be adequate to meet our anticipated requirements until the maturity of the credit facility in 2002. However, we cannot give any assurance that our business will continue to generate cash flows at or above current levels or that estimated cost savings or growth can be achieved. Our future operating performance and ability to service or refinance our existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

On March 9, 2000, we paid a quarterly cash dividend of $0.16 per share of common stock, for a total of $4.7 million.


Business Climate
----------------
The clinical diagnostics and life science research markets are highly competitive and we encounter significant competition in each market from many manufacturers, both domestic and outside the United States. These markets continue to be unfavorably impacted by the economic weakness in parts of Europe and Asia and government and healthcare cost containment initiatives in general. The life science research market also continues to be affected by consolidations of pharmaceutical companies and governmental constraints on research and development spending, especially outside the United States.

In the clinical diagnostics market, attempts to lower costs and to increase productivity have led to further consolidation among healthcare providers in the United States, resulting in more powerful provider groups that continue to leverage their purchasing power to contain costs. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. Cost containment initiatives in the United States and in the European healthcare systems will continue to be factors, which may affect our ability to maintain or increase sales. Future profitability may also be adversely affected if the relative value of the U.S. dollar strengthens against certain currencies.

Our new products originate from four sources:

-    internal research and development programs;
- external collaborative efforts with individuals in academic institutions and technology companies;
- devices and techniques that are generated in customers' laboratories; and
-    business and technology acquisitions.

The continuing consolidation trend among United States healthcare providers, mentioned previously, has increased pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity at a lower cost. With our current broad based product offering, Beckman Coulter is the world's leading manufacturer of hematology systems for the clinical analysis of blood cells, where we have a market share twice the size of our next largest competitor. In addition, Beckman Coulter is considered a technology leader in cell counting and characterization and has a number two position in flow cytometry, which is used for both research and clinical applications.

The size and growth of our markets are influenced by a number of factors, including:

-    technological innovation in bio-analytical practice;
-    government funding for basic and disease-related research
     (for example, heart disease, AIDS and cancer);
- research and development spending by biotechnology and pharmaceutical companies;
-    healthcare spending; and
-    physician practice.

We expect worldwide healthcare expenditures and diagnostic testing to increase over the long-term, primarily as a result of the following:

- growing demand for services generated by the increasing size and aging of the world population;
- increasing expenditures on diseases requiring costly treatment (for example, AIDS and cancer); and
- expanding demand for improved healthcare services in developing countries.

In addition to the business climate factors discussed previously, certain economic factors may influence our business, including:

- currency fluctuations - as nearly 45% of our revenues are generated outside the United States; and
- interest rates - as approximately 40% of our debt is under variable interest rate terms.

With our leadership position in automated clinical chemistry and our broad based capability in routine clinical chemistry, we are able to offer a broad range of automated systems that together can perform more than 75% of a hospital laboratory's test volume and essentially all of the tests that are considered routine. We believe we are able to provide significant value-added benefits, enhanced through our expertise in simplifying and automating laboratory processes, to our customers.


Recent Accounting Pronouncements
--------------------------------
In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. As amended, calendar year-end companies that have not applied the accounting requirements of SAB 101 may report a change in accounting principle no later than June 30, 2000.
We are currently evaluating the impact of SAB 101 on our consolidated financial statements and results of operations.

Forward Looking Statements
--------------------------
This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

     -    our business strategy;
     -    anticipated trends in our business;
     -    our liquidity requirements and capital resources; and
     -    the impact of the euro conversion.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

     - complexity and uncertainty regarding development of new high-technology products;
     - loss of market share through aggressive competition in the clinical diagnostics and life science research markets;
     - our dependence on capital spending policies and government funding;
     -    the effect of potential healthcare reforms;
     - fluctuations in foreign exchange rates and interest rates;
     -    reliance on patents and other intellectual property;
     - unanticipated reductions in cash flows and difficulty in sales of assets;
     -    unanticipated euro problems; and
     -    other factors that cannot be identified at this time.

Although we believe we have the product offerings and resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.


Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk

The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Company attempts to limit its exposure to these market risks through the use of various financial instruments. Assuming a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2000, a 10% strengthening of the U.S. dollar would result in a gain in fair value of $19.3 million and a 10% weakening of the U.S. dollar would result in a loss in fair value of $18.8 million in these instruments. With respect to interest rates, a one percentage point increase or decrease in interest rates would decrease or increase current year's pre-tax earnings by $2.8 million. For further discussion of the Company's market risk exposure, refer to the section entitled "Financial Risk Management" included in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                              PART II

                         OTHER INFORMATION

Item 1.   Legal Proceedings

          In December 1999, Streck Laboratories, Inc.
          served Beckman Coulter and Coulter Corporation with a complaint filed in the United States District Court for the District of Nebraska. The complaint alleges that control products sold by Beckman Coulter and/or Coulter Corporation infringe each of five patents owned by Streck, and seeks injunctive relief, damages, attorneys fees and costs. Beckman Coulter for itself and on behalf of Coulter Corporation has answered the complaint and has filed a counterclaim against Streck for patent infringement. At this early stage of this matter, there is no reasonable basis for Beckman Coulter to conclude that this litigation could lead to an outcome that would have a material adverse effect on Beckman Coulter's operations or financial position.

Item 2.   Changes In Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders

          The annual meeting of the Stockholders of the Company (the "Annual Meeting") was held on April 6,
          2000.

          Three members of the Board of Directors whose terms expired at the 2000 Annual Meeting were elected to new terms expiring at the 2003 Annual
          Meeting. The number of shares voting were as follows:

                                        Votes For      Votes Withheld
                                        ---------      --------------
          Peter B. Dervan, Ph.D.        24,617,854          501,533
          Gavin S. Herbert              24,614,879          504,508
          C. Roderick O'Neil            24,612,514          506,873

          The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are: Term expiring 2001:
          Carolyne K. Davis, Ph.D., Ronald W. Dollens, Charles
          A. Haggerty and William N. Kelley, M.D. Term Expiring in 2002: Hugh K. Coble, Van B. Honeycutt, John P. Wareham, and Betty Woods.

          The proposal to amend the Company's Fourth
          Restated Certificate of Incorporation to increase the amount of authorized shares from 75,000,000 to 150,000,000 was adopted. The vote was 21,752,380 for, 3,319,791 against, and 47,216 abstained.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          10.1   2000 Annual Incentive Plan (AIP)

          11.    Statement re Computation of Per Share Earnings:
                 This information is set forth in Note 3, Net
                 Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

          15.    Independent Accountants' Review Report, April 27, 2000

          27. Financial Data Schedule for the three month period ended March 31, 2000

     b)   Reports on Form 8-K

          None.

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BECKMAN COULTER, INC.
                                        (Registrant)



Date:  May 10, 2000                by JACK E. SOROKIN
                                      Jack E. Sorokin
                                      Assistant General Counsel



Date:  May 10, 2000                by PAUL GLYER
                                      Paul Glyer
                                      Vice President, Director
                                        Financial Planning

                           EXHIBIT INDEX
                   FORM 10-Q, FIRST QUARTER, 2000


Exhibit
Number         Description
-------        -----------

10.1      2000 Annual Incentive Plan (AIP)

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 3, Net Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.       Independent Accountants' Review Report, April 27, 2000

27. Financial Data Schedule for the three month period ended March 31, 2000