Form 10-Q/A
period 2000-03-31
BECKMAN COULTER INC
filed 2000-05-15
CIK 840467

FORM 10-Q/A
                       (Amendment No. 1)

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

Footnote number 9 to the Condensed Consolidated Financial Statements included in Part I, Item I of the Form 10-Q filed on May 12, 2000 is hereby amended.

                             PART I

                     FINANCIAL INFORMATION

Item I.    Financial Statements

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
                         =======    =======


Operating income
 (loss)
  Clinical
   diagnostics           $  57.1    $  54.9
  Life science
   research                  7.0        6.3
  Center                   (17.3)     (17.9)
                         -------    -------
      Consolidated       $  46.8    $  43.3
                         =======    =======

Interest income
  Clinical
   diagnostics           $  (0.7)   $  (1.0)
  Life science
   research                   -          -
  Center                    (0.7)      (1.0)
                         -------    -------
      Consolidated       $  (1.4)   $  (2.0)
                         =======    =======
Interest expense
  Clinical
   diagnostics           $    -     $    -
  Life science
   research                   -          -
  Center                    18.6       18.2
                         -------    -------
      Consolidated       $  18.6    $  18.2
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

                                PART II
                          OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      a)    Exhibits

            15.  Independent Accountants' Review Report, April 27, 2000

                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BECKMAN COULTER, INC.
                                        (Registrant)



Date:  May 15, 2000                by JACK E. SOROKIN
                                      Jack E. Sorokin
                                      Assistant General Counsel



Date:  May 15, 2000                by PAUL GLYER
                                      Paul Glyer
                                      Vice President, Director
                                        Financial Planning