Form 10-Q
period 2000-06-30
BECKMAN COULTER INC
filed 2000-08-14
CIK 840467

FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C. 20549

(Mark One)
(X)Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

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


     APPLICABLE ONLY TO CORPORATE ISSUERS:

    Outstanding shares of common stock, $0.10 par value, as of July 31, 2000: 29,582,024 shares.

                            PART I

                     FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Statements of
          Operations for the three and six month
          periods ended June 30, 2000 and 1999

          Condensed Consolidated Balance Sheets
          as of June 30, 2000 and December 31, 1999

          Condensed Consolidated Statements of
          Cash Flows for the six month periods
          ended June 30, 2000 and 1999

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

ITEM 1.   FINANCIAL STATEMENTS

                     BECKMAN COULTER, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Amounts Per Share and Share Data)
                           Unaudited

                                 Three Months Ended  Six Months Ended
                                     June 30,           June 30,
                                   2000     1999    2000     1999
                                   ----     ----    ----     ----
Sales                             $469.4  $446.2   $903.8   $851.3
Cost of sales                      245.8   234.1    477.3    445.4
                                  ------  ------   ------   ------
    Gross profit                   223.6   212.1    426.5    405.9
                                  ------  ------   ------   ------
Operating costs and expenses:
 Selling, general and
  administrative                   117.4   115.5   232.6     227.3
 Research and development           45.8    42.5    86.7      81.2
                                  ------  ------  ------    ------
  Total operating costs and
    expenses                       163.2   158.0   319.3     308.5
                                  ------  ------  ------    ------
Operating income                    60.4    54.1   107.2      97.4
                                  ------- ------  ------    ------
Nonoperating (income) and
 expenses:
  Interest income                   (2.1)   (1.8)   (3.5)     (3.8)
  Interest expense                  17.9    18.9    36.5      37.1
  Other, net                        (2.4)   (1.1)   (3.2)      1.0
                                  ------  ------  ------    ------
  Total nonoperating expenses       13.4    16.0    29.8      34.3
                                  ------  ------  ------    ------
Earnings before income taxes        47.0    38.1    77.4      63.1
Income taxes                        14.6    12.2    24.0      20.2
                                  ------  ------  ------    ------
    Net earnings                  $ 32.4  $ 25.9  $ 53.4    $ 42.9
                                  ======  ======  ======    ======
Basic earnings per share          $ 1.10  $ 0.91  $ 1.83    $ 1.51

Weighted average number of
 shares outstanding
 (in thousands)                   29,376  28,584  29,236    28,525

Diluted earnings per share        $ 1.05  $ 0.87  $ 1.75    $ 1.45

Weighted average number of
 shares and dilutive shares
 outstanding (in thousands)       30,761  29,611  30,487    29,588

Dividends declared per share      $ 0.16  $ 0.16  $ 0.32    $ 0.32

See accompanying notes to condensed consolidated financial statements.

                     BECKMAN COULTER, INC.
             CONDENSED CONSOLIDATED BALANCE SHEETS
        (Amounts in Millions, Except Amounts per Share)

                                                 June 30,   December 31,
                                                   2000        1999
                                                 Unaudited
Assets
  Current assets:
    Cash and equivalents                        $   21.9    $   34.4
    Trade and other receivables                    499.8       566.4
    Inventories                                    349.4       313.1
    Other current assets                            53.2        52.5
                                                --------    --------
        Total current assets                       924.3       966.4

  Property, plant and equipment, net               282.9       305.9
  Goodwill, less accumulated amortization of
   $31.8 and $26.3 at June 30, 2000 and
   December 31, 1999, respectively                 345.5       344.7
  Other intangibles, less accumulated
   amortization of $56.5 and $46.8 at
   June 30, 2000 and December 31, 1999,
   respectively                                    390.2       399.9
  Other assets                                      67.1        93.9
                                                --------    --------
        Total assets                            $2,010.0    $2,110.8
                                                ========    ========
Liabilities and Stockholders' Equity

  Current liabilities:
    Notes payable and current maturities of
     long-term debt                             $   28.6    $   50.0
    Accounts payable, accrued expenses and
     other liabilities                             379.0       474.1
    Income taxes                                    65.5        51.8
                                                --------    --------
        Total current liabilities                  473.1       575.9

  Long-term debt, less current maturities          935.4       980.7
  Other liabilities                                336.6       326.3
                                                --------    --------
        Total liabilities                        1,745.1     1,882.9
                                                --------    --------
  Stockholders' equity:
    Preferred stock, $0.10 par value;
     authorized 10.0 shares; none issued              -          -
    Common stock, $0.10 par value; authorized
      150.0 shares; shares issued 29.5 and 29.1
      at June 30, 2000 and December 31, 1999,
      respectively; shares outstanding 29.5
      and 29.0 at June 30, 2000 and December 31,
      1999, respectively                             3.0         2.9
    Additional paid-in capital                     145.3       134.5
    Retained earnings                              167.0       123.0
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation
       adjustment                                  (50.4)      (24.3)
    Treasury stock, at cost                           -         (8.2)
                                                --------    --------
        Total stockholders' equity                 264.9       227.9
                                                --------    --------
        Total liabilities and stockholders'
         equity                                 $2,010.0    $2,110.8
                                                ========    ========


See accompanying notes to condensed consolidated financial statements.

                   BECKMAN COULTER, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Amounts in Millions)
                           Unaudited

                                                    Six Months Ended
                                                        June 30,
                                                     2000      1999
                                                     ----      ----
Cash Flows from Operating Activities
  Net earnings                                     $ 53.4    $ 42.9
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Depreciation and amortization                  67.6      74.5
      Net deferred income taxes                      10.1      (0.3)
      Proceeds from sales of sales-type lease
        receivables                                  48.3      27.4
      Gain on sale of property, plant and equipment  (1.7)       -
      Changes in assets and liabilities:
        Trade and other receivables                  21.4     (14.6)
        Inventories                                 (39.3)    (16.9)
        Accounts payable, accrued expenses and
         other liabilities                          (90.0)    (73.0)
        Income taxes payable                         14.2      11.4
        Other                                         4.2       9.0
                                                  -------   -------
     Net cash provided by operating
       activities                                    88.2      60.4
                                                  -------   -------
Cash Flows from Investing Activities
  Additions to property, plant and equipment        (72.0)    (66.2)
  Proceeds from sale of certain clinical
   chemistry assets                                  15.0        -
  Proceeds from sale of property, plant and
   equipment                                         15.2       2.7
                                                  -------   -------
     Net cash used by investing activities          (41.8)    (63.5)
                                                  -------   -------
Cash Flows from Financing Activities
  Dividends to stockholders                          (9.4)     (9.1)
  Proceeds from issuance of stock                    19.1      12.4
  Notes payable reductions, net                     (19.8)    (24.7)
  Long-term debt borrowings                            -       21.0
  Long-term debt reductions                         (45.9)     (8.1)
                                                  -------   -------
     Net cash used by financing activities          (56.0)     (8.5)
                                                  -------   -------
Effect of exchange rates on cash and equivalents     (2.9)     (0.1)
                                                  -------   -------
Decrease in cash and equivalents                    (12.5)    (11.7)
Cash and equivalents - beginning of period           34.4      24.7
                                                  -------   -------
Cash and equivalents - end of period              $  21.9   $  13.0
                                                  =======   =======

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                      $ 34.7    $  36.6
    Income taxes                                  $ 10.2    $   9.6
Non-cash Investing and Financing Activities:
  Purchase of equipment under capital lease       $  2.7    $   0.6
  Receivable from sale of certain clinical
   chemistry assets                               $  1.6    $    -

  See accompanying notes to condensed consolidated financial statements.

                     BECKMAN COULTER, INC.
     Notes To Condensed Consolidated Financial Statements
                         June 30, 2000
                           Unaudited

1.   Report by Management
-------------------------

We prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by generally accepted accounting principles ("GAAP") have been condensed or omitted. In addition, we have reclassified certain prior period data to conform to the current year presentation.

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


2.   Comprehensive Income
-------------------------

Statement of Financial Accounting Standards No. 130,
"Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings and foreign currency translation adjustments. The components of comprehensive income are as follows (in millions):

                          Three Months Ended   Six Months Ended
                              June 30,             June 30,
                             2000    1999       2000     1999
                             ----    ----       ----     ----
Net earnings                $ 32.4  $ 25.9     $ 53.4   $ 42.9
  Foreign currency
    translation adjustment   (14.8)   (0.7)     (26.1)   (12.0)
                            ------  ------     ------   ------
Comprehensive income        $ 17.6  $ 25.2     $ 27.3   $ 30.9
                            ======  ======     ======   ======

3.   Earnings Per Share
-----------------------

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings per share ("EPS"), where:
  - "basic earnings per share" includes only actual weighted average shares outstanding; and
  - "diluted earnings per share" includes the effect of any items that are dilutive, such as stock options.

The following table summarizes the computation of EPS (in millions, except amounts per share):

                             Three Months Ended June 30,
                            2000                      1999
                   ----------------------------------------------------
                                     Per                         Per
                   Net               Share     Net               Share
                   Earnings  Shares  Amount    Earnings  Shares  Amount
                   --------  ------  ------    --------  ------  ------
Basic EPS:
  Net earnings      $ 32.4    29.4   $ 1.10     $ 25.9   28.6    $ 0.91
  Effect of
    dilutive
    stock options       -      1.4    (0.05)        -     1.0     (0.04)
                    ------    ----   ------     ------   ----    ------
Diluted EPS:
  Net earnings      $ 32.4    30.8   $ 1.05     $ 25.9   29.6    $ 0.87
                    ======    ====   ======     ======   ====    ======

                                Six Months Ended June 30,
                            2000                      1999
                   ----------------------------------------------------
                                     Per                         Per
                   Net               Share     Net               Share
                   Earnings  Shares  Amount    Earnings  Shares  Amount
                   --------  ------  ------    --------  ------  ------
Basic EPS:
  Net earnings      $ 53.4   29.2    $ 1.83    $ 42.9    28.5    $ 1.51
  Effect of
   dilutive
   stock options       -      1.3     (0.08)       -      1.1     (0.06)
                    ------   ----    ------    ------    ----    ------
Diluted EPS:
  Net earnings      $ 53.4   30.5    $ 1.75    $ 42.9    29.6    $ 1.45
                    ======   ====    ======    ======    ====    ======

4.   Sale of Receivables
------------------------

During the six months ended June 30, 2000, we sold certain financial assets (primarily consisting of sales-type lease receivables) as part of our plan to reduce debt. The net book value of financial assets sold was $48.3 million for which we received $48.3 million in cash proceeds. During the six months ended June 30, 1999, we sold similar assets with a net book value of $26.8 million for cash proceeds of $27.4 million. Under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. We have established a reserve for potential losses, since the sales are subject to limited recourse provisions.


5.   Inventories
----------------
Inventories consisted of the following (in millions):

                                    June 30, 2000    December 31, 1999
                                    -------------    -----------------
Finished products                     $ 227.9             $ 210.9
Raw materials, parts and
  assemblies                            101.6                87.2
Work in process                          19.9                15.0
                                      -------             -------
                                      $ 349.4             $ 313.1
                                      =======             =======

6.   Goodwill
-------------

During the quarter ended June 30, 2000, we recorded a $6.3 million increase to goodwill. The increase was the result of adjustments to deferred income taxes related to the 1997 acquisition of Coulter Corporation offset by a reversal of excess purchase liabilities.


7.   Provision for Restructuring Operations
-------------------------------------------

We recorded a restructuring charge of $4.3 million, $2.6 million after taxes, in the fourth quarter of 1999 for consolidation of selling, general, administrative and technical functions. The following table details the activity within the accrual for the six months ended June 30, 2000 (in millions):

                                               Facility
                                               Consolidation
                                               and
                                     Personnel Asset-
                                     and       related
                                     Other     Write-offs   Total
                                     -----     ----------   -----
Remaining provision included
 in accrued expenses at
 December 31, 1999                   $ 3.0     $ 0.6        $ 3.6
  2000 year-to-date utilization       (1.4)     (0.1)        (1.5)
                                     -----     -----        -----
Balance at June 30, 2000             $ 1.6     $ 0.5        $ 2.1
                                     =====     =====        =====


We recorded a restructuring charge of $19.1 million, $11.2 million after taxes, in the fourth quarter of 1998. The following table details the activity within the accrual for the six months ended June 30, 2000 (in millions):

                                               Facility
                                               Consolidation
                                               and
                                     Personnel Asset-
                                     and       related
                                     Other     Write-offs   Total
                                     -----     ----------   -----
Balance at December 31, 1999:
  Consolidation of selling,
    general, administrative and
    technical functions              $ 8.3       $  -      $ 8.3
  Changes in manufacturing
   operations                          1.1         4.5       5.6
                                     -----       -----     -----
  Remaining provision included in
   accrued expenses at
   December 31, 1999                 $ 9.4       $ 4.5     $13.9
                                     =====       =====     =====
2000 year-to-date utilization:
  Consolidation of selling,
   general, administrative
   and technical functions           $(4.3)      $  -      $(4.3)
  Changes in manufacturing
   operations                         (0.6)       (3.8)     (4.4)
                                     -----       -----     -----
  Total 2000 year-to-date
   utilization                       $(4.9)      $(3.8)    $(8.7)
                                     =====       =====     =====
Balance at June 30, 2000:
  Consolidation of selling,
   general, administrative and
   technical functions               $ 4.0       $  -      $ 4.0
  Changes in manufacturing
   operations                          0.5         0.7       1.2
                                     -----       -----     -----
  Balance at June 30, 2000           $ 4.5       $ 0.7     $ 5.2
                                     =====       =====     =====


In the fourth quarter of 1997, we recorded a restructuring charge of $59.4 million, $36.4 million after taxes. The following table details the activity within the accrual for the six months ended June 30, 2000 (in millions):

                                               Facility
                                               Consolidation
                                               and
                                     Personnel Asset-
                                     and       related
                                     Other     Write-offs   Total
                                     -----     ----------   -----
Balance at December 31, 1999:
  Consolidation of selling,
    general, administrative and
    technical functions              $ 1.7     $ 1.7        $ 3.4
  Changes in manufacturing
    operations                         1.6        -           1.6
                                     -----     -----        -----
  Remaining provision included in
    accrued expenses at
    December 31, 1999                $ 3.3     $ 1.7        $ 5.0
                                     =====     =====        =====
2000 year-to-date utilization:
  Consolidation of selling,
    general, administrative and
    technical functions              $(1.6)    $(0.8)       $(2.4)
  Changes in manufacturing
    operations                        (1.5)       -          (1.5)
                                     -----     -----        -----
  Total 2000 year-to-date
    utilization                      $(3.1)    $(0.8)       $(3.9)
                                     =====     =====        =====

Balance at June 30, 2000:
  Consolidation of selling,
    general, administrative and
    technical functions              $ 0.1     $ 0.9        $ 1.0
  Changes in manufacturing
    operations                         0.1        -           0.1
                                     -----     -----        -----
  Balance at June 30, 2000           $ 0.2     $ 0.9        $ 1.1
                                     =====     =====        =====

8.   Contingencies
------------------

In December 1999, Streck Laboratories, Inc. ("Streck") served Beckman Coulter and Coulter Corporation with a complaint filed in the United States District Court for the District of Nebraska. The complaint alleges that control products sold by Beckman Coulter and/or Coulter Corporation infringe each of five patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. We, on behalf of ourselves and on behalf of Coulter Corporation, have answered the complaint and have filed a counterclaim against Streck for patent infringement. We continue to believe that there is no reasonable basis for us to conclude that this litigation could lead to an outcome that would have a material adverse effect on our consolidated operations or financial position.

In addition to the above matter, we are involved in a number of other lawsuits, which we consider normal in view of our size and the nature of our business. We do not believe that any liability resulting from any such lawsuits will have a material adverse effect on our consolidated operations or financial position.


9.   Business Segment Information
---------------------------------

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

(in millions)         For the quarters ended  For the six months ended
                             June 30,                June 30,
                           2000       1999        2000        1999
                           ----       ----        ----        ----
Net sales
  Clinical
   diagnostics           $ 367.0    $ 353.3     $ 720.1     $ 679.9
  Life science
   research                102.4       92.9       183.7       171.4
  Center                      -          -           -           -
                         -------    -------     -------     -------
      Consolidated       $ 469.4    $ 446.2     $ 903.8     $ 851.3
                         =======    =======     =======     =======
Operating income (loss)
  Clinical
   diagnostics           $  63.8    $  53.1     $ 120.9     $ 108.0
  Life science
   research                 15.8       10.5        22.8        16.8
  Center                   (19.2)      (9.5)      (36.5)      (27.4)
                         -------    -------     -------     -------
      Consolidated       $  60.4    $  54.1     $ 107.2     $  97.4
                         =======    =======     =======     =======
Interest income
  Clinical
   diagnostics           $    -     $  (0.5)    $  (0.7)    $  (1.5)
  Life science
   research                   -          -           -           -
  Center                    (2.1)      (1.3)       (2.8)       (2.3)
                         -------    -------     -------     -------
      Consolidated       $  (2.1)   $  (1.8)    $  (3.5)    $  (3.8)
                         =======    =======     =======     =======
Interest expense
  Clinical
   diagnostics           $    -     $     -     $    -      $    -
  Life science
   research                   -           -          -           -
  Center                    17.9       18.9        36.5        37.1
                         -------    -------     -------     -------
      Consolidated       $  17.9    $  18.9     $  36.5     $  37.1
                         =======    =======     =======     =======
Sales to external
 customers
  Americas               $ 286.1    $ 260.2     $ 548.5     $ 498.3
  Europe                   121.9      133.7       244.4       254.4
  Asia                      61.4       52.3       110.9        98.6
                         -------    -------     -------     -------
       Consolidated      $ 469.4    $ 446.2     $ 903.8     $ 851.3
                         =======    =======     =======     =======

                            June 30, 2000  December 31, 1999
                            -------------  ----------------
Long-lived assets
  Americas                  $  958.7       $  981.2
  Europe                        88.7          111.4
  Asia                          38.3           51.8
                            --------       --------
    Consolidated            $1,085.7       $1,144.4
                            ========       ========
Total assets
  Clinical diagnostics      $1,362.2       $1,460.8
  Life science research        189.9          178.4
  Center                       457.9          471.6
                            --------       --------
   Consolidated             $2,010.0       $2,110.8
                            ========       ========


10.   Stockholders' Equity
--------------------------

On April 6, 2000, our stockholders approved an amendment to the Certificate of Incorporation to increase the authorized shares of common stock from 75,000,000 to 150,000,000.


11.   Recent Accounting Developments
------------------------------------

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. As amended, calendar year-end companies that have not applied the accounting requirements of SAB 101 may report a change in accounting principle no later than December 31, 2000, including retroactive restatement of all affected quarters within 2000. We are currently evaluating the impact of SAB 101 on our consolidated financial statements and results of operations.


12.   Debt Financing and Guarantor Subsidiaries
-----------------------------------------------

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

                                            Non-
                                 Guarantor  Guarantor
                                 Subsi-     Subsi-       Elimina-     Consoli-
                       Parent    diaries    diaries      tions        dated
                       ------    -------    -------      -----        -----
Condensed
Consolidated
Balance Sheet
June 30, 2000

Assets:
  Cash and
   equivalents       $  (38.2)   $  (2.5)   $   62.6   $     -   $   21.9
  Trade and other
   receivables          232.2        4.8       262.8         -      499.8
  Inventories           240.4       37.8       117.3      (46.1)    349.4
  Other current
   assets               591.3      898.9        78.7   (1,515.7)     53.2
                     --------   --------    --------  ---------  --------
       Total current
        assets        1,025.7      939.0       521.4   (1,561.8)    924.3

  Property, plant and
    equipment, net      157.8       82.8       113.8      (71.5)    282.9
  Goodwill, net          12.6      324.3         8.6         -      345.5
  Other intangibles,
   net                   28.9      358.2         3.1         -      390.2
  Other assets        1,341.9       30.1       226.3   (1,531.2)     67.1
                     --------   --------    --------  ---------  --------
       Total assets  $2,566.9   $1,734.4    $  873.2  $(3,164.5) $2,010.0
                     ========   ========    ========  =========  ========
Liabilities:
  Notes payable and
    current
    maturities
    of long-term
    debt             $    3.8   $    0.5    $   24.3  $      -   $   28.6
  Accounts payable
    and accrued
    expenses            275.6       30.0        73.4         -      379.0
  Other current
    liabilities         656.0      370.1       109.9   (1,070.5)     65.5
                     --------   --------    --------  ---------  --------
       Total current
         liabilities    935.4      400.6       207.6   (1,070.5)    473.1
  Long-term debt,
    less current
    maturities          876.4        0.1        58.9         -      935.4
  Other liabilities     491.4      662.7       134.7     (952.2)    336.6
                     --------   --------    --------  ---------  --------
   Total
    liabilities       2,303.2    1,063.4       401.2   (2,022.7)  1,745.1

Total stockholders'
  equity                263.7      671.0       472.0   (1,141.8)    264.9
                     --------   --------    --------  ---------  --------
   Total
    liabilities
    and stockholders'
    equity          $ 2,566.9   $1,734.4    $  873.2  $(3,164.5) $2,010.0
                    =========   ========    ========  =========  ========


                                            Non-
                                 Guarantor  Guarantor
                                 Subsi-     Subsi-       Elimina-  Consoi-
                        Parent   diaries    diaries      tions     dated
                        ------   -------    -------      -----     -----
Condensed Consolidated
Balance Sheet
December 31, 1999
Assets:
  Cash and equivalents $   (5.3) $    3.7   $   36.0     $     -   $   34.4
  Trade and other
    receivables           255.8       6.0      304.6           -      566.4
  Inventories             201.0      32.1      122.7        (42.7)    313.1
  Other current assets    455.4     725.7       95.4     (1,224.0)     52.5
                       --------  --------   --------     --------  --------
       Total current
         assets           906.9     767.5      558.7     (1,266.7)    966.4

  Property, plant and
    equipment, net        152.4      84.6      142.3        (73.4)    305.9
  Goodwill, net            10.3     325.6        8.8           -      344.7
  Other intangibles,
   net                     30.2     366.2        3.5           -      399.9
  Other assets          1,457.9      35.8      279.2     (1,679.0)     93.9
                       --------  --------   --------    ---------  --------
       Total assets    $2,557.7  $1,579.7   $  992.5    $(3,019.1) $2,110.8
                       ========  ========   ========    =========  ========
Liabilities:
  Notes payable and
    current maturities
    of long-term debt  $    4.4  $    1.1   $   44.5    $     -     $  50.0
  Accounts payable
    and accrued
    expenses              368.3      32.7       95.6        (22.5)    474.1
  Other current
    liabilities           530.9     213.1      131.0       (823.2)     51.8
                       --------  --------   --------    ---------   -------
     Total current
         liabilities      903.6     246.9      271.1       (845.7)    575.9
  Long-term debt, less
    current maturities    913.0       0.1       67.6           -      980.7
  Other liabilities       513.2     647.9      213.0     (1,047.8)    326.3
                       --------  --------   --------    ---------   -------
       Total
  liabilities           2,329.8     894.9      551.7     (1,893.5)  1,882.9
Total stockholders'
  equity                  227.9     684.8      440.8     (1,125.6)    227.9
                       --------  --------   --------    ---------  --------
       Total
        liabilities
         and
        stockholders'
         equity        $2,557.7  $1,579.7   $  992.5   $ (3,019.1) $2,110.8
                       ========  ========   ========    =========  ========



                                               Non-
                                  Guarantor    Guarantor
                                  Subsi-       Subsi-       Elimina- Consoli-
                        Parent    diaries      diaries      tions    dated
                        ------    -------      -------      -----    -----
Condensed Consolidated
Statement of Operations
Three Months Ended
June 30, 2000
Sales                    $349.8   $ 84.0       $ 255.1      $(219.5)  $469.4
Operating costs and
  expenses:
    Cost of sales         225.3     57.9         181.7       (219.1)   245.8
    Selling, general
      and
      administrative       65.3     10.2          41.9           -     117.4
    Research and
      development          25.8     18.4           1.6           -      45.8
                         ------   ------        ------       ------   ------
     Operating income
       (loss)              33.4     (2.5)         29.9        (0.4)     60.4
Nonoperating (income)
  and
  expenses                 (6.0)     3.3          (1.5)        17.6     13.4
                         ------   ------        ------       ------   ------
Earnings (loss) before
  income taxes             39.4     (5.8)         31.4        (18.0)    47.0
Income taxes (benefit)      6.8     (0.5)          8.5         (0.2)    14.6
                         ------   ------        ------       ------   ------
        Net earnings
         (loss)          $ 32.6   $ (5.3)       $ 22.9       $(17.8)  $ 32.4
                         ======   ======        ======       ======   ======

                                          Non-
                                Guarantor Guarantor
                                Subsi-    Subsi-      Elimina-     Consoli-
                       Parent   diaries   diaries     tions        dated
                       ------   -------   -------     -----        -----
Condensed Consolidated
Statement of Operations
Three Months Ended
June 30, 1999

Sales                    $300.6   $100.9    $284.2    $(239.5)      $446.2
Operating costs and
  expenses:
    Cost of sales         212.0     60.6     204.8     (243.3)       234.1
    Selling, general
      and
      administrative       56.8     12.7      46.0         -         115.5
    Research and
      development          27.3     13.3       1.9         -          42.5
                         ------   ------    ------     ------       ------
        Operating
         income             4.5     14.3      31.5       3.8          54.1
Nonoperating (income)
  and
  expenses                (33.9)     1.4      (1.3)     49.8          16.0
                         ------   ------    ------    ------        ------
Earnings before income
  taxes                    38.4     12.9      32.8     (46.0)         38.1
Income taxes               19.9      3.2      17.3     (28.2)         12.2
                         ------   ------    ------    ------        ------
        Net earnings     $ 18.5   $  9.7    $ 15.5    $(17.8)       $ 25.9
                         ======   ======    ======    ======        ======



                                             Non-
                                  Guarantor  Guarantor
                                  Subsi-     Subsi-      Elimina-   Consoli-
                         Parent   diaries    diaries     tions      dated
                         ------   -------    -------     -----      -----
Condensed Consolidated
Statement of Operations
Six Months Ended
June 30, 2000
Sales                    $680.1   $159.7     $477.8      $(413.8)  $903.8
Operating costs and
  expenses:
    Cost of sales         427.9    113.8      351.2       (415.6)   477.3
    Selling, general
      and
      administrative      126.6     22.8       83.2           -     232.6
    Research and
      development          50.0     33.8        2.9           -      86.7
                         ------   ------     ------       ------   ------
        Operating
          income
          (loss)           75.6    (10.7)      40.5          1.8    107.2
Nonoperating (income)
  and expenses              7.8      6.7       (2.2)        17.5     29.8
                         ------   ------     ------       ------   ------
Earnings (loss) before
  income taxes             67.8    (17.4)      42.7        (15.7)    77.4
Income taxes (benefit)     15.6     (3.6)      11.5          0.5     24.0
                         ------   ------     ------       ------   ------
        Net earnings
         (loss)          $ 52.2   $(13.8)    $ 31.2       $(16.2)  $ 53.4


                                              Non-
                                  Guarantor   Guarantor
                                  Subsi-      Subsi-      Elimina-   Consoli
                         Parent   diaries     diaries     tions      dated
                         ------   -------     -------     -----      -----
Condensed Consolidated
Statement of Operations
Six Months Ended
June 30, 1999
Sales                    $582.6   $189.1       $500.7     $(421.1)  $851.3
Operating costs and
  expenses:
    Cost of sales         393.3    117.2        356.0      (421.1)   445.4
    Selling, general
     and
     administrative       108.3     26.7         92.3          -     227.3
    Research and
      development          51.9     26.0          3.3          -      81.2
                         ------   ------       ------     -------   ------
        Operating
         income            29.1     19.2         49.1          -      97.4
Nonoperating (income)
   and expenses            (5.4)    (1.1)        (0.2)       41.0     34.3
                         ------   ------       ------     -------   ------
Earnings before income
  taxes                    34.5     20.3         49.3       (41.0)    63.1
Income taxes               17.9      4.3         24.4       (26.4)    20.2
                         ------   ------       ------     -------   ------
        Net earnings     $ 16.6   $ 16.0       $ 24.9     $ (14.6)  $ 42.9
                         ======   ======       ======     =======   ======

                                                        Non-
                                             Guarantor  Guarantor
                                             Subsi-     Subsi-     Consoli-
                                     Parent  diaries    diaries    dated
                                     ------  -------    -------    -----
Condensed Consolidated
Statement of Cash Flows
Six Months Ended June 30, 2000
Net cash (used) provided by
 operating activities               $  11.4  $ (7.6)   $  84.4     $  88.2
                                    -------  -------   -------     -------
Cash flows from investing
activities:
  Additions to property, plant and
    equipment                         (35.2)    (4.1)    (32.7)      (72.0)
  Proceeds from sale of certain
   clinical chemistry assets             -        -       15.0        15.0
  Proceeds from sale of property,
    plant and equipment                  -       2.3      12.9        15.2
                                    -------  -------   -------     -------
        Net cash used
          by investing activities     (35.2)    (1.8)     (4.8)      (41.8)
                                    -------  -------   -------     -------
Cash flows from financing
activities:

  Dividends to stockholders           (9.4)       -         -         (9.4)
  Proceeds from issuance of stock     19.1        -         -         19.1
  Notes payable reductions              -       (0.5)    (19.3)      (19.8)
  Net intercompany (reductions)
   borrowings                         16.6       3.7     (20.3)         -
  Long-term debt reductions          (35.4)       -      (10.5)      (45.9)
                                   -------   -------   -------     -------
        Net cash provided (used)
          by financing activities     (9.1)      3.2     (50.1)      (56.0)
                                   -------   --------  -------     -------
Effect of exchange rates on cash
  and equivalents                       -         -       (2.9)       (2.9)
                                   -------   --------  -------     -------
(Decrease) increase in cash and
  equivalents                        (32.9)     (6.2)     26.6       (12.5)
Cash and equivalents - beginning of
  period                             ( 5.3)      3.7      36.0        34.4
                                   -------   -------   -------     -------
Cash and equivalents - end of
  period                           $ (38.2)  $  (2.5)  $  62.6     $  21.9
                                   =======   =======   =======     =======

                                                         Non-
                                             Guarantor  Guarantor
                                             Subsi-     Subsi-      Consoli-
                                    Parent   diaries    diaries     dated
                                    ------   -------    -------     -----
Condensed Consolidated
Statement of Cash Flows
Six Months Ended June 30, 1999
Net cash (used) provided
  by operating activities            $  1.8   $(28.4)  $ 87.0      $ 60.4
                                     ------    ------   ------      ------
Cash flows from investing
activities:
    Additions to property, plant
      and equipment                   (29.2)    (2.5)   (34.5)      (66.2)
    Proceeds from sale of property,
      plant and equipment               0.1       -       2.6         2.7
                                     ------   ------   ------      ------
        Net cash used by investing
          activities                  (29.1)    (2.5)   (31.9)      (63.5)
                                     ------   ------   ------      ------
Cash flows from financing
 activities:
  Dividends to stockholders            (9.1)      -        -         (9.1)
  Proceeds from issuance of stock      12.4       -        -         12.4
  Notes payable (reductions)
    borrowings                         16.4       -     (41.1)      (24.7)
  Net intercompany (reductions)
    borrowings                        (26.8)    30.1     (3.3)         -
  Long-term debt borrowings
   (reductions), net                  ( 5.1)      -      18.0        12.9
                                     ------   ------   ------      ------
    Net cash (used) provided by
      financing activities            (12.2)    30.1    (26.4)       (8.5)
                                     ------   ------   ------      ------
Effect of exchange rates on cash
  and equivalents                        -        -      (0.1)       (0.1)
                                     ------   ------    ------      ------
(Decrease) increase in cash and
  equivalents                         (39.5)   (0.8)     28.6       (11.7)
Cash and equivalents - beginning of
  period                                4.2    (0.1)     20.6        24.7
                                     ------  ------    ------      ------
Cash and equivalents - end of
  period                             $(35.3) $ (0.9)   $ 49.2      $ 13.0
                                     ======  ======    ======      ======

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

Our diagnostics product lines cover virtually all blood tests routinely performed in hospital laboratories. For medical and pharmaceutical research, we provide a wide range of systems used in genomic, cellular and proteomic testing. We have approximately 125,000 systems operating in laboratories around the world, with 68% of annual revenues coming from after-market customer purchases of operating supplies, chemistry kits, and service. We market our products in approximately 130 countries, generating nearly 45% of revenues outside the United States.


Results of Operations
---------------------

Sales in the second quarter of 2000 were $469.4 million, an increase of 5.2% (6.7% excluding the effect of foreign currency rate changes) compared to the same period in the prior year. Clinical diagnostics sales were $367.0 million and life science research sales were $102.4 million, an increase of 3.9% and 10.2%, respectively, compared to the same period in 1999. Sales in the Americas and Asia geographic areas increased 10.0% and 17.4%, respectively, while sales in the Europe geographic area decreased 8.8% during the quarter compared to the same period in the prior year. On a constant currency basis, sales in the second quarter in Europe decreased 1.7% while sales in Asia increased 11.8% compared to the same period in the prior year.

Sales growth for the second quarter resulted from the following:

- the clinical diagnostics segment was led by record placements of Synchron LX(R) 20's for clinical chemistry analysis and Power Processors for sample preparation.
  Immunodiagnostics sales growth was led by Access(R) unit placements in the Americas while our Hematology product area declined when compared with a particularly strong quarter in 1999.
- the life science research segment was led by our robotic automation/genetic analysis products, including placements of CEQ(TM) 2000 DNA analysis systems, Sagian(TM) Core systems and our Biomek(R) 2000 and new Biomek(R) FX liquid handling systems.
- Europe was dampened due to currency and the continued effects of reimbursement changes, particularly in Germany and Italy.
- Asia increased due to a strengthening economy.

Sales in the first half of 2000 grew 6.2% (7.9% excluding the effect of foreign currency rate changes) compared to the first half of 1999 due to factors mentioned previously and a one-time $16.6 million sale of clinical chemistry assets in Spain in the quarter ended March 31, 2000. For the quarter ended March 31, 1999, the sales generated from the clinical chemistry operations in Spain were $5.4 million.

Gross profit as a percentage of sales in the second quarter of 2000 was 47.6%, 0.1 percentage point higher than the same period in the prior year. Gross profit as a percentage of sales in the first half of 2000 was 47.2%, 0.5 percentage points lower than the same period in the prior year. The decline in gross profit percentage is primarily due to the one-time $16.6 million sale of clinical chemistry assets in Spain which contributed a lower gross margin than historical company levels. Excluding this one-time transaction, gross profit would have been 47.8% for the first half of 2000.

Selling, general and administrative expenses ("SG&A") declined as a percentage of sales both in the three and six-month periods ended June 30, 2000 as compared to the same periods in the prior year. For the quarter ended June 30, 2000, SG&A was $117.4 million or 25.0% of sales, as compared to $115.5 million or 25.9% of sales in the same period in the prior year. For the six months ended June 30, 2000, SG&A was $232.6 million or 25.7% of sales, as compared to $227.3 million or 26.7% of sales in the same period in the prior year. The improvement in SG&A as a percentage of sales is due to further synergies from the Coulter integration.

Interest expense declined both in the three and six-month periods ended June 30, 2000 as compared to the same periods in the prior year due primarily to debt reduction. During the second quarter of 2000, we sold a facility in Japan which resulted in proceeds of $12.0 million and a pretax gain of $1.7 million, or $1.2 million after tax. This gain is included in "other nonoperating (income) and expenses" on the accompanying condensed consolidated statement of operations.

Net earnings for the second quarter of 2000 were $32.4 million or $1.05 per diluted share compared to $25.9 million or $0.87 per diluted share in 1999. For the first half of 2000, net earnings were $53.4 million or $1.75 per diluted share compared to $42.9 million or $1.45 per diluted share. The increase in net earnings is primarily due to the various reasons discussed previously.


Financial Condition
-------------------

As discussed in greater detail in our 1999 annual report, Beckman Coulter is a highly leveraged company. Although the debt-to-capital ratio has declined from 81.9% at December 31, 1999 to 78.4% at June 30, 2000, among other things, our high level of debt:

- increases our vulnerability to general adverse economic and industry conditions;
- could limit our ability to obtain additional financing on favorable terms; and
- requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At June 30, 2000, we are in compliance with such financial ratios and tests.

We have and will continue to evaluate opportunities to provide additional cash flow by monetizing assets during 2000 and beyond, including sales of certain financial assets (primarily consisting of sales-type lease receivables) and real estate assets.

Operating activities provided net cash of $88.2 million in the first six months of 2000 compared to net cash provided of $60.4 million in the first six months of the prior year. The primary contributors were:

- net earnings were $53.4 million in 2000 compared to $42.9 million in 1999;
- proceeds from the sale of sales-type lease receivables were $48.3 million in 2000 compared to $27.4 million in 1999;
- reductions in trade and other receivables contributed
  $21.4 million in cash compared to $14.6 million cash usage in 1999.

These improvements were partially offset by:

- increases in inventories used $39.3 million in 2000 compared to $16.9 million used in 1999;
- cash paid to settle accounts payable, accrued expenses and other liabilities was $90.0 million in 2000 compared to $73.0 million in 1999.

In 2000, investing activities used $41.8 million of net cash consisting of $72.0 million of net capital purchases, offset by $15.0 million and $15.2 million in proceeds from the sale of clinical chemistry assets in Spain and sale of property, plant and equipment, respectively. In 1999, investing activities used $63.5 million of net cash, primarily for capital purchases.

Net cash used by financing activities was $56.0 million and $8.5 million for the first half of the period in 2000 and 1999, respectively. During the first six months of 2000, we made $65.7 million in cash payments towards reducing our debt compared to net debt payments of $11.8 million, during the same period in the prior year.

In addition to the decline in our debt-to-capital ratio mentioned previously, the ratio of current assets to current liabilities ("current ratio") improved to 2.0 at June 30, 2000 from 1.7 at December 31, 1999. The decrease in current assets was primarily due to reductions in cash as a result of debt reduction payments and the decrease in trade and other receivables offset by an increase in net inventories. The decrease in current liabilities was due to cash payments to settle accounts payable, accrued expenses and other liabilities offset by an increase in income taxes payable. Based upon current levels of operations and anticipated cost savings and future growth, we believe that our cash flow from operations, together with available borrowings under the credit facility and other sources of liquidity will be adequate to meet our anticipated requirements until the maturity of the credit facility in 2002. However, we cannot give any assurance that our business will continue to generate cash flows at or above current levels or that estimated cost savings or growth can be achieved. Our future operating performance and ability to service or refinance our existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

On June 1, 2000, we paid a quarterly cash dividend of $0.16 per share of common stock, for a total of $4.7 million.


Business Climate
----------------

The clinical diagnostics and life science research markets are highly competitive and we encounter significant competition in each market from many manufacturers, both domestic and outside the United States. These markets continue to be unfavorably impacted by the economic weakness in parts of Europe and Japan and government and healthcare cost containment initiatives in general. The life science research market also continues to be affected by consolidations of pharmaceutical companies and governmental constraints on research and development spending, especially outside the United States.

In the clinical diagnostics market, attempts to lower costs and to increase productivity have led to further consolidation among healthcare providers in the United States, resulting in more powerful provider groups that continue to leverage their purchasing power to contain costs. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. Cost containment initiatives in the United States and in the European healthcare systems will continue to be factors which may affect our ability to maintain or increase sales. Future profitability may also be adversely affected if the relative value of the U.S. dollar strengthens against certain currencies.

The continuing consolidation trend among United States healthcare providers, mentioned previously, has increased pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity at a lower cost. With our current product offerings, we believe Beckman Coulter is well suited to provide a broad range of systems with automation capabilities that speed test results, lower labor costs, and improve the overall efficiency of laboratories.

Our new products originate from four sources:

-    internal research and development programs;
- external collaborative efforts with individuals in academic institutions and technology companies;
- devices and techniques that are generated in customers' laboratories; and
-    business and technology acquisitions.

The following new product shipments and strategic collaborations were significant in the second quarter:

- The Biomek (R) FX laboratory automation workstation began shipping for use in nucleic acid preparation, microtiter plate replication and high-throughput drug screening in genomic and pharmaceutical research. This system is a quantum leap forward in liquid handling instrumentation, performing the work of three or more independent liquid handlers.
- CEQ(TM) 2000XL DNA analysis system was introduced and shipped to individual researchers mapping and investigating specific segments of the genetic code. This next-generation system provides longer reads and faster run times for DNA sequencing.
- A distribution and collaboration agreement was signed with Cellomics, Inc. to offer customers high-content cell screening technologies paired with Beckman Coulter's automated drug discovery systems. This alliance positions the two companies at the forefront of cell-based drug discovery applications.
- A development agreement with Micronics, Inc. was signed to collaborate on a CLIA-waived, "lab-on-a-chip" based hematology system for the point-of-care market.

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

In addition to the business climate factors discussed previously, certain economic factors may influence our business, including:

- currency fluctuations - as nearly 45% of our revenues are generated outside the United States; and
- interest rates - as approximately 35% of our debt is under variable interest rate terms.

With our leadership position in cellular analysis and our extensive capabilities in routine chemistry and immunodiagnoistics, we are able to offer a broad range of automated systems that together can perform more than 75% of a hospital laboratory's test volume and essentially all of the tests that are considered routine. We believe we are able to provide significant value-added benefits, enhanced through our expertise in simplifying and automating laboratory processes, to our customers.


Recent Accounting Pronouncements
--------------------------------

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 provides the SEC's views in applying generally accepted accounting principles to selected revenue recognition issues. As amended, calendar year-end companies that have not applied the accounting requirements of SAB 101 may report a change in accounting principle no later than December 31, 2000, including retroactive restatement of all affected quarters within 2000. We are currently evaluating the impact of SAB 101 on our consolidated financial statements and results of operations.


Forward Looking Statements
--------------------------

This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

     -    our business strategy;
     -    anticipated trends in our business; and
     -    our liquidity requirements and capital resources.


These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

     - complexity and uncertainty regarding development of new high-technology products;
     - loss of market share through aggressive competition in the clinical diagnostics and life science research markets;
     - our dependence on capital spending policies and government funding;
     -    the effect of potential healthcare reforms;
     - fluctuations in foreign exchange rates and interest rates;
     -    reliance on patents and other intellectual property;
     - unanticipated reductions in cash flows and difficulty in sales of assets;
     -    future effective tax rate;
     -    unanticipated euro problems; and
     -    other factors that cannot be identified at this time.

Although we believe we have the product offerings and resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Company attempts to limit its exposure to these market risks through the use of various financial instruments. Assuming a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2000, a 10% strengthening of the U.S. dollar would result in a gain in fair value of $20.6 million and a 10% weakening of the U.S. dollar would result in a loss in fair value of $21.2 million in these instruments. With respect to interest rates, a one percentage point increase or decrease in interest rates would decrease or increase current year's pre-tax earnings by $1.7 million. For further discussion of the Company's market risk exposures, refer to the section entitled "Financial Risk Management" included in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

                            PART II

                         OTHER INFORMATION

Item 1.   Legal Proceedings

          In December 1999, Streck Laboratories, Inc.
          served Beckman Coulter and Coulter Corporation with a complaint filed in the United States District Court for the District of Nebraska. The complaint alleges that control products sold by Beckman Coulter and/or Coulter Corporation infringe each of five patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. We, on behalf of ourselves and on behalf of Coulter Corporation have answered the complaint and have filed a counterclaim against Streck for patent infringement. We continue to believe that there is no reasonable basis for us to conclude that this litigation could lead to an outcome that would have a material adverse effect on our consolidated operations or financial position.

Item 2.   Changes In Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security-Holders

          None.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits

          10.1 Beckman Coulter, Inc. Savings Plan, Amendment 2000-1, dated June 5, 2000

          11.  Statement re Computation of Per Share Earnings:
               This information is set forth in Note 3, Earnings
               Per Share of the Condensed Consolidated Financial
               Statements included in Part I herein.

          15.  Independent Accountants' Review Report, July 27, 2000

          27. Financial Data Schedule as of and for the six month period ended June 30, 2000

     b)   Reports on Form 8-K

               None.


                              Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   BECKMAN COULTER, INC.
                                        (Registrant)



Date:  August 11, 2000             by WILLIAM H. MAY
                                      _____________________
                                      William H. May
                                      Vice President
                                      General Counsel and Secretary



Date:  August 11, 2000             by JAMES T. GLOVER
                                      _____________________
                                      James T. Glover
                                      Vice President and
                                      Treasurer

                           EXHIBIT INDEX
                  FORM 10-Q, SECOND QUARTER, 2000


Exhibit
Number         Description
-------        -----------

10.1 Beckman Coulter, Inc. Savings Plan, Amendment 2000-1, dated June 5, 2000.

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 3, Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.            Independent Accountants' Review Report, July 27, 2000.

27. Financial Data Schedule as of and for the six month period ended June 30, 2000.