Form 10-Q
period 2000-09-30
BECKMAN COULTER INC
filed 2000-11-09
CIK 840467

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2000

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


        APPLICABLE ONLY TO CORPORATE ISSUERS:

        Outstanding shares of common stock, $0.10 par value, as of October 31, 2000: 29,714,657 shares.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2000 and 1999

            Condensed Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999

            Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2000 and 1999

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

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

                              BECKMAN COULTER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in Millions, Except Amounts Per Share and Share Data)
                                    Unaudited

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                     September 30,
                                           ---------------------------       ---------------------------
                                              2000             1999             2000             1999
                                           ----------       ----------       ----------       ----------
Sales                                      $    457.8       $    440.1       $  1,361.6       $  1,291.4
Cost of sales                                   243.2            231.2            720.5            676.5
                                           ----------       ----------       ----------       ----------
    Gross profit                                214.6            208.9            641.1            614.9
                                           ----------       ----------       ----------       ----------

Operating costs and expenses:
   Selling, general and
     administrative                             116.4            117.4            349.0            344.8
  Research and development                       43.3             42.0            130.0            123.2
                                           ----------       ----------       ----------       ----------
    Total operating costs and
      expenses                                  159.7            159.4            479.0            468.0
                                           ----------       ----------       ----------       ----------

Operating income                                 54.9             49.5            162.1            146.9
                                           ----------       ----------       ----------       ----------

Nonoperating (income) and expenses:
  Interest income                                (1.4)            (2.2)            (4.9)            (5.9)
  Interest expense                               17.7             18.1             54.2             55.2
  Other, net                                     (3.6)            (1.6)            (6.8)            (0.7)
                                           ----------       ----------       ----------       ----------
     Total nonoperating expenses                 12.7             14.3             42.5             48.6
                                           ----------       ----------       ----------       ----------

Earnings before income taxes                     42.2             35.2            119.6             98.3
Income taxes                                     13.1             10.8             37.1             31.0
                                           ----------       ----------       ----------       ----------
    Net earnings                           $     29.1       $     24.4       $     82.5       $     67.3
                                           ==========       ==========       ==========       ==========

Basic earnings per share                   $     0.98       $     0.85       $     2.81       $     2.35

Weighted average number of shares
  outstanding (in thousands)                   29,628           28,754           29,367           28,602

Diluted earnings per share                 $     0.93       $     0.82       $     2.68       $     2.27

Weighted average number of shares and
  dilutive shares outstanding
  (in thousands)                               31,245           29,764           30,758           29,664

Dividends declared per share               $     0.16       $     0.16       $     0.48       $     0.48



See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts in Millions, Except Amounts per Share)


                                                               September 30,  December 31,
                                                                  2000           1999
                                                               ------------   ------------
                                                                Unaudited
Assets
  Current assets:
    Cash and equivalents                                        $   18.3       $   34.4
    Trade and other receivables                                    492.9          566.4
    Inventories                                                    364.8          313.1
    Other current assets                                            48.4           52.5
                                                                --------       --------
        Total current assets                                       924.4          966.4

  Property, plant and equipment, net                               287.5          305.9
  Goodwill, less accumulated amortization of $34.5 and
    $26.3 at September 30, 2000 and December 31, 1999,
    respectively                                                   342.8          344.7
  Other intangibles, less accumulated amortization of
    $61.1 and $46.8 at September 30, 2000 and
    December 31, 1999, respectively                                388.5          399.9
  Other assets                                                      68.1           93.9
                                                                --------       --------
        Total assets                                            $2,011.3       $2,110.8
                                                                ========       ========

Liabilities and Stockholders' Equity
  Current liabilities:
    Notes payable and current maturities of long-term
      debt                                                      $   25.7       $   50.0
    Accounts payable, accrued expenses and other
      liabilities                                                  374.3          474.1
    Income taxes                                                    67.8           51.8
                                                                --------       --------
        Total current liabilities                                  467.8          575.9

  Long-term debt, less current maturities                          910.3          980.7
  Other liabilities                                                327.6          326.3
                                                                --------       --------
        Total liabilities                                        1,705.7        1,882.9
                                                                --------       --------

  Stockholders' equity:
    Preferred stock, $0.10 par value; authorized 10.0
      shares; none issued                                             --             --
    Common stock, $0.10 par value; authorized 150.0
      shares; shares issued 29.7 and 29.1 at September 30,
      2000 and December 31, 1999,respectively; shares
      outstanding 29.7 and 29.0 at September 30, 2000 and
      December 31, 1999, respectively                                3.0            2.9
    Additional paid-in capital                                     160.2          134.5
    Retained earnings                                              191.3          123.0
    Accumulated other comprehensive loss:
      Cumulative foreign currency translation adjustment           (48.9)         (24.3)
    Treasury stock, at cost                                           --           (8.2)
                                                                --------       --------
        Total stockholders' equity                                 305.6          227.9
                                                                --------       --------
        Total liabilities and stockholders' equity              $2,011.3       $2,110.8
                                                                ========       ========



See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)
                                    Unaudited

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  -------------------
                                                                   2000         1999
                                                                  ------       ------
Cash Flows from Operating Activities
  Net earnings                                                    $ 82.5       $ 67.3
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                                101.6        109.2
      Net deferred income taxes                                      8.2         (0.7)
      Proceeds from sales of sales-type lease receivables           61.9         45.7
      Gain on sale of property, plant and equipment                 (2.9)          --
      Changes in assets and liabilities:
        Trade and other receivables                                 15.0         (0.4)
        Inventories                                                (46.7)        (8.2)
        Accounts payable, accrued expenses and other
          liabilities                                              (97.0)      (100.8)
        Income taxes payable                                        23.0         16.4
        Other                                                        3.4         10.3
                                                                  ------       ------
            Net cash provided by operating activities              149.0        138.8
                                                                  ------       ------

Cash Flows from Investing Activities
  Additions to property, plant and equipment                      (110.1)      (104.2)
  Proceeds from sale of certain clinical chemistry assets           15.2           --
  Proceeds from sale of property, plant and equipment               17.5          7.4
  Purchase of investments                                           (5.3)          --
                                                                  ------       ------
            Net cash used by investing activities                  (82.7)       (96.8)
                                                                  ------       ------

Cash Flows from Financing Activities
  Dividends to stockholders                                        (14.2)       (13.7)
  Proceeds from issuance of stock                                   27.3         14.8
  Proceeds from stock purchase plan                                  2.0          1.8
  Notes payable reductions, net                                    (21.6)       (70.3)
  Long-term debt borrowings                                           --         41.0
  Long-term debt reductions                                        (72.8)       (10.6)
                                                                  ------       ------
            Net cash used by financing activities                  (79.3)       (37.0)
                                                                  ------       ------

Effect of exchange rates on cash and equivalents                    (3.1)         0.2
                                                                  ------       ------

Increase (decrease) in cash and equivalents                        (16.1)         5.2
Cash and equivalents -- beginning of period                         34.4         24.7
                                                                  ------       ------
Cash and equivalents -- end of period                             $ 18.3       $ 29.9
                                                                  ======       ======

Supplemental Disclosures of Cash Flow Information
 Cash paid during the period for:
    Interest                                                      $ 52.4       $ 55.0
    Income taxes                                                  $ 21.1       $ 14.5
Non-cash Investing and Financing Activities:
  Purchase of equipment under capital lease                       $  3.1       $  2.1
  Receivable from sale of certain clinical chemistry assets       $  1.4       $   --

See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.
              Notes To Condensed Consolidated Financial Statements
                               September 30, 2000
                                    Unaudited

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


2.  Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive income. Components of comprehensive income include net earnings and foreign currency translation adjustments. The components of comprehensive income are as follows (in millions):

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                    ------------------     -----------------
                                     2000        1999       2000        1999
                                    ------      ------     ------      -----
Net earnings                         $29.1      $24.4      $ 82.5      $67.3
   Foreign currency translation
      adjustment                       1.5        3.5       (24.6)      (8.5)
                                     -----      -----      ------      -----
Comprehensive income                 $30.6      $27.9      $ 57.9      $58.8
                                     =====      =====      ======      =====


3.  Earnings Per Share

Statement of Financial Accounting Standards No. 128, "Earnings Per Share", establishes standards for computing and presenting earnings per share ("EPS"), where:

        - "basic earnings per share" includes only actual weighted average shares outstanding; and

        - "diluted earnings per share" includes the effect of any items that are dilutive, such as stock options.

The following table summarizes the computation of EPS (in millions, except amounts per share):


                                        Three Months Ended September 30,
                        ---------------------------------------------------------------
                                    2000                               1999
                        -----------------------------    ------------------------------
                                               Per                               Per
                        Net                    Share     Net                     Share
                        Earnings    Shares     Amount    Earnings     Shares     Amount
                        --------    ------     ------    --------     -------    ------
Basic EPS:
  Net earnings            $29.1       29.6     $ 0.98       $24.4       28.8     $ 0.85
  Effect of dilutive
    stock options            --        1.6      (0.05)         --        1.0      (0.03)
                          -----      -----     ------       -----      -----     ------
Diluted EPS:
  Net earnings            $29.1       31.2     $ 0.93       $24.4       29.8     $ 0.82
                          =====      =====     ======       =====      =====     ======

                                         Nine Months Ended September 30,
                         --------------------------------------------------------------
                                    2000                               1999
                         ----------------------------     -----------------------------
                                               Per                               Per
                         Net                   Share      Net                    Share
                         Earnings   Shares     Amount     Earnings     Shares    Amount
                         --------   ------     ------     --------     ------    ------
Basic EPS:
  Net earnings            $82.5       29.4     $ 2.81       $67.3       28.6     $ 2.35
  Effect of dilutive
    stock options            --        1.4      (0.13)         --        1.1      (0.08)
                          -----      -----     ------       -----      -----     ------
Diluted EPS:
  Net earnings            $82.5       30.8     $ 2.68       $67.3       29.7     $ 2.27
                          =====      =====     ======       =====      =====     ======



4.  Sale of Receivables

During the nine months ended September 30, 2000, we sold certain sales-type lease receivables as part of our plan to reduce debt. The net book value of the financial assets sold was $61.6 million for which we received $61.9 million in cash proceeds. During the nine months ended September 30, 1999, we sold similar assets with a net book value of $44.4 million for cash proceeds of $45.7 million. Under the provisions of Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", the transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. We have established a reserve for potential losses, since the sales are subject to limited recourse provisions.


5.  Inventories

Inventories consisted of the following (in millions):

                                  September 30,  December 31,
                                       2000          1999
                                  -------------  ------------
Finished products                        $239.3      $210.9
Raw materials, parts and assemblies       103.3        87.2
Work in process                            22.2        15.0
                                         ------      ------
                                         $364.8      $313.1
                                         ======      ======

6.  Goodwill

During the quarter ended June 30, 2000, we recorded a $6.3 million net increase to goodwill. This increase was the result of adjustments to deferred income taxes related to the 1997 acquisition of Coulter Corporation partially offset by a reversal of excess purchase liabilities.

7.  Provision for Restructuring Operations

In the fourth quarter of 1999, we recorded a restructuring charge of $4.3 million, $2.6 million after taxes, for consolidation of selling, general, administrative and technical functions. The following table details the activity within the accrual for the nine months ended September 30, 2000 (in millions):

                                                                            Facility
                                                                            Consolidation
                                                              Personnel     and
                                                              and           Asset-related
                                                              Other         Write-offs          Total
                                                              ---------     -------------       -----
Remaining provision included in accrued expenses at
  December 31, 1999                                           $ 3.0            $ 0.6            $ 3.6
2000 year-to-date utilization                                  (2.7)            (0.6)            (3.3)
                                                              -----            -----            -----
Balance at September 30, 2000                                 $ 0.3            $  --            $ 0.3
                                                              =====            =====            =====


In the fourth quarter of 1998, we recorded a restructuring charge of $19.1 million, $11.2 million after taxes. The following table details the activity within the accrual for the nine months ended September 30, 2000 (in millions):

                                                           Facility
                                                           Consolidation
                                               Personnel   and
                                               and         Asset-related
                                               Other       Write-offs      Total
                                               ---------   -------------   -----
Balance at December 31, 1999:
  Consolidation of selling, general,
    administrative and technical functions        $ 8.3       $  --       $ 8.3
  Changes in manufacturing operations               1.1         4.5         5.6
                                                  -----       -----       -----
  Remaining provision included in
    accrued expenses at December 31, 1999         $ 9.4       $ 4.5       $13.9
                                                  =====       =====       =====

2000 year-to-date utilization:
  Consolidation of selling, general,
    administrative and technical functions        $(4.6)      $  --       $(4.6)
  Changes in manufacturing operations              (0.6)       (4.3)       (4.9)
                                                  -----       -----       -----
  Total 2000 year-to-date utilization             $(5.2)      $(4.3)      $(9.5)
                                                  =====       =====       =====

Balance at September 30, 2000:
  Consolidation of selling, general,
    administrative and technical functions        $ 3.7       $  --       $ 3.7
  Changes in manufacturing operations               0.5         0.2         0.7
                                                  -----       -----       -----
  Balance at September 30, 2000                   $ 4.2       $ 0.2       $ 4.4
                                                  =====       =====       =====


In the fourth quarter of 1997, we recorded a restructuring charge of $59.4 million, $36.4 million after taxes. The following table details the activity within the accrual for the nine months ended September 30, 2000 (in millions):

                                                        Facility
                                                        Consolidation
                                            Personnel   and
                                            and         Asset-related
                                            Other       Write-offs      Total
                                            ---------   -------------   -----
Balance at December 31, 1999:
  Consolidation of selling, general,
    administrative and technical functions       $ 1.7      $ 1.7      $ 3.4
  Changes in manufacturing operations              1.6         --        1.6
                                                 -----      -----      -----
  Remaining provision included in
    accrued expenses at December 31, 1999        $ 3.3      $ 1.7      $ 5.0
                                                 =====      =====      =====

2000 year-to-date utilization:
  Consolidation of selling, general,
    administrative and technical functions       $(1.6)     $(0.8)     $(2.4)
  Changes in manufacturing operations             (1.6)        --       (1.6)
                                                 -----      -----      -----
  Total 2000 year-to-date utilization            $(3.2)     $(0.8)     $(4.0)
                                                 =====      =====      =====

Balance at September 30, 2000:
  Consolidation of selling, general,
    administrative and technical functions       $ 0.1      $ 0.9      $ 1.0
  Changes in manufacturing operations               --         --         --
                                                 -----      -----      -----
  Balance at September 30, 2000                  $ 0.1      $ 0.9      $ 1.0
                                                 =====      =====      =====


8.  Contingencies

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

                                 For the quarters ended       For the nine months ended
(in millions)                         September 30,                 September 30,
                                 -----------------------      -------------------------
                                   2000           1999           2000           1999
                                 --------       --------      ---------       ---------
Net sales
  Clinical diagnostics           $  358.8       $  347.2       $1,078.9       $1,027.4
  Life science research              99.0           92.9          282.7          264.0
  Center                               --             --             --             --
                                 --------       --------       --------       --------
      Consolidated               $  457.8       $  440.1       $1,361.6       $1,291.4
                                 ========       ========       ========       ========
Operating income (loss)
  Clinical diagnostics           $   53.2       $   57.9       $  174.1       $  165.9
  Life science research              17.0           12.8           39.8           29.6
  Center                            (15.3)         (21.2)         (51.8)         (48.6)
                                 --------       --------       --------       --------
      Consolidated               $   54.9       $   49.5       $  162.1       $  146.9
                                 ========       ========       ========       ========
Interest income
  Clinical diagnostics           $   (0.6)      $   (0.8)      $   (1.3)      $   (2.3)
  Life science research                --             --             --             --
  Center                             (0.8)          (1.4)          (3.6)          (3.6)
                                 --------       --------       --------       --------
      Consolidated               $   (1.4)      $   (2.2)      $   (4.9)      $   (5.9)
                                 ========       ========       ========       ========
Interest expense
  Clinical diagnostics           $     --       $     --       $     --       $     --
  Life science research                --             --             --             --
  Center                             17.7           18.1           54.2           55.2
                                 --------       --------       --------       --------
      Consolidated               $   17.7       $   18.1       $   54.2       $   55.2
                                 ========       ========       ========       ========
Sales to external customers
  Americas                       $  291.6       $  264.8       $  840.1       $  763.3
  Europe                            112.8          120.1          357.2          374.3
  Asia                               53.4           55.2          164.3          153.8
                                 --------       --------       --------       --------
       Consolidated              $  457.8       $  440.1       $1,361.6       $1,291.4
                                 ========       ========       ========       ========

                                          September 30,  December 31,
                                              2000          1999
                                          -------------  ------------
Long-lived assets
  Americas                                  $  990.3      $1,010.7
  Europe                                        75.9          97.8
  Asia                                          20.7          35.9
                                            --------      --------
      Consolidated                          $1,086.9      $1,144.4
                                            ========      ========

Total assets
  Clinical diagnostics                      $1,386.2      $1,460.8
  Life science research                        186.4         178.4
  Center                                       438.7         471.6
                                            --------      --------
      Consolidated                          $2,011.3      $2,110.8
                                            ========      ========


10. Stockholders' Equity

On April 6, 2000, our stockholders approved an amendment to the Certificate of Incorporation to increase the authorized shares of common stock from 75,000,000 to 150,000,000.

During the quarter ended September 30, 2000, we recorded a $6.6 million increase to additional paid-in capital with an offsetting decrease to income tax payable as a result of the tax benefit we received from employees exercising non-qualified stock options.


11. Recent Accounting Developments

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

                                                         Non-
                                           Guarantor     Guarantor
                                           Subsi-        Subsi-       Elimina-      Consoli-
                                 Parent    diaries       diaries      tions         dated
                                 ------    ---------     ---------    --------      --------
Condensed Consolidated
Statement of Operations
Three Months Ended
September 30, 2000

Sales                            $353.2      $ 67.1       $227.7      $(190.2)      $457.8
Operating costs and
  expenses:
    Cost of sales                 219.0        49.8        166.0       (191.6)       243.2
    Selling, general and
      administrative               61.7        11.2         43.5           --        116.4
    Research and
      development                  25.1        17.2          1.0           --         43.3
                                 ------      ------       ------      -------       ------
        Operating income
          (loss)                   47.4       (11.1)        17.2          1.4         54.9
Nonoperating (income) and
  expenses                          8.0         3.3         (1.5)         2.9         12.7
                                 ------      ------       ------      -------       ------
Earnings (loss) before
  income taxes                     39.4       (14.4)        18.7         (1.5)        42.2
Income taxes (benefit)             11.3        (6.2)         7.5          0.5         13.1
                                 ------      ------       ------      -------       ------
        Net earnings (loss)      $ 28.1      $ (8.2)      $ 11.2      $  (2.0)      $ 29.1
                                 ======      ======       ======      =======       ======

                                                       Non-
                                         Guarantor     Guarantor
                                         Subsi-        Subsi-       Elimina-      Consoli-
                               Parent    diaries       diaries      tions         dated
                               ------    ---------     ---------    --------      --------
Condensed Consolidated
Statement of Operations
Three Months Ended
September 30, 1999

Sales                          $304.2       $ 96.3      $200.8      $(161.2)      $440.1
Operating costs and
  expenses:
    Cost of sales               200.1         54.9       132.1       (155.9)       231.2
    Selling, general and
      administrative             51.9         18.1        47.4           --        117.4
    Research and
      development                26.7         14.0         1.3           --         42.0
                               ------       ------      ------      -------       ------
        Operating income         25.5          9.3        20.0         (5.3)        49.5
Nonoperating (income) and
  expenses                       (2.4)         0.9        (1.1)        16.9         14.3
                               ------       ------      ------      -------       ------
Earnings before income
  taxes                          27.9          8.4        21.1        (22.2)        35.2
Income taxes                      8.6          3.3         5.7         (6.8)        10.8
                               ------       ------      ------      -------       ------
        Net earnings           $ 19.3       $  5.1      $ 15.4      $ (15.4)      $ 24.4
                               ======       ======      ======      =======       ======

                                                            Non-
                                             Guarantor      Guarantor
                                             Subsi-         Subsi-           Elimina-       Consoli-
                                  Parent     diaries        diaries          tions          dated
                                  ------     ---------      ----------       --------       --------
Condensed Consolidated
Statement of Operations
Nine Months Ended
September 30, 2000

Sales                            $1,033.3      $  226.8       $  705.5       $ (604.0)      $1,361.6
Operating costs and
  expenses:
    Cost of sales                   646.9         163.6          517.2         (607.2)         720.5
    Selling, general and
      administrative                188.3          34.0          126.7             --          349.0
    Research and
      development                    75.1          51.0            3.9             --          130.0
                                 --------      --------       --------       --------       --------
        Operating income
          (loss)                    123.0         (21.8)          57.7            3.2          162.1
Nonoperating (income) and
  expenses                           15.8          10.0           (3.7)          20.4           42.5
                                 --------      --------       --------       --------       --------
Earnings (loss) before
  income taxes                      107.2         (31.8)          61.4          (17.2)         119.6
Income taxes (benefit)               26.9          (9.8)          19.0            1.0           37.1
                                 --------      --------       --------       --------       --------
        Net earnings (loss)      $   80.3      $  (22.0)      $   42.4       $  (18.2)      $   82.5
                                 ========      ========       ========       ========       ========

                                                          Non-
                                            Guarantor     Guarantor
                                            Subsi-        Subsi-         Elimina-       Consoli-
                                Parent      diaries       diaries        tions          dated
                                ------      ---------     ---------      --------       --------
Condensed Consolidated
Statement of Operations
Nine Months Ended
September 30, 1999

Sales                          $  886.8       $  285.4       $  701.5       $ (582.3)      $1,291.4
Operating costs and
  expenses:
    Cost of sales                 593.3          172.1          488.1         (577.0)         676.5
    Selling, general and
      administrative              160.3           44.8          139.7             --          344.8
    Research and
      development                  78.6           40.0            4.6             --          123.2
                               --------       --------       --------       --------       --------
        Operating income           54.6           28.5           69.1           (5.3)         146.9
Nonoperating (income) and
  expenses                         (7.8)          (0.2)          (1.3)          57.9           48.6
                               --------       --------       --------       --------       --------
Earnings before income
  taxes                            62.4           28.7           70.4          (63.2)          98.3
Income taxes                       19.6           12.3           19.0          (19.9)          31.0
                               --------       --------       --------       --------       --------
        Net earnings           $   42.8       $   16.4       $   51.4       $  (43.3)      $   67.3
                               ========       ========       ========       ========       ========

                                                           Non-
                                            Guarantor      Guarantor
                                            Subsi-         Subsi-        Elimina-       Consoli-
                                Parent      diaries        diaries       tions          dated
                                ------      ---------      ---------     --------       --------
Condensed Consolidated
Balance Sheet
September 30, 2000

Assets:
  Cash and equivalents         $  (42.2)      $   (3.9)      $   64.4     $      --       $   18.3
  Trade and other
    receivables                   241.7            3.1          248.1            --          492.9
  Inventories                     248.8           42.1          120.2         (46.3)         364.8
  Other current assets            759.2          877.6           64.7      (1,653.1)          48.4
                               --------       --------       --------     ---------       --------
       Total current
         assets                 1,207.5          918.9          497.4      (1,699.4)         924.4
  Property, plant and
    equipment, net                163.0           82.3          112.8         (70.6)         287.5
  Goodwill, net                    12.1          330.5            0.2            --          342.8
  Other intangibles, net           28.2          354.2            6.1            --          388.5
  Other assets                  1,254.8           22.2          269.6      (1,478.5)          68.1
                               --------       --------       --------     ---------       --------
       Total assets            $2,665.6       $1,708.1       $  886.1     $(3,248.5)      $2,011.3
                               ========       ========       ========     =========       ========

Liabilities:
  Notes payable and
    current maturities
    of long-term debt          $    3.5       $    0.2       $   22.0      $     --       $   25.7
  Accounts payable and
    accrued expenses              265.1           27.9           81.3            --          374.3
  Other current
    liabilities                   746.0          439.7           94.5      (1,212.4)          67.8
                               --------       --------       --------     ---------       --------
       Total current
         liabilities            1,014.6          467.8          197.8      (1,212.4)         467.8
  Long-term debt, less
    current maturities            851.2             --           59.1            --          910.3
  Other liabilities               490.1          575.0          148.4        (885.9)         327.6
                               --------       --------       --------     ---------       --------
       Total liabilities        2,355.9        1,042.8          405.3      (2,098.3)       1,705.7
Total stockholders'
  equity                          309.7          665.3          480.8      (1,150.2)         305.6
                               --------       --------       --------     ---------       --------
       Total liabilities
        and stockholders'
        equity                 $2,665.6       $1,708.1       $  886.1     $(3,248.5)      $2,011.3
                               ========       ========       ========     =========       ========


                                                           Non-
                                            Guarantor      Guarantor
                                            Subsi-         Subsi-         Elimina-       Consoli-
                                Parent      diaries        diaries        tions          dated
                                ------      ---------      ---------      --------       --------
Condensed Consolidated
Balance Sheet
December 31, 1999

Assets:
  Cash and equivalents         $   (5.3)      $    3.7      $   36.0     $      --       $   34.4
  Trade and other
    receivables                   255.8            6.0         304.6            --          566.4
  Inventories                     201.0           32.1         122.7         (42.7)         313.1
  Other current assets            455.4          725.7          95.4      (1,224.0)          52.5
                               --------       --------      --------     ---------       --------
       Total current
         assets                   906.9          767.5         558.7      (1,266.7)         966.4
  Property, plant and
    equipment, net                152.4           84.6         142.3         (73.4)         305.9
  Goodwill, net                    10.3          325.6           8.8            --          344.7
  Other intangibles, net           30.2          366.2           3.5            --          399.9
  Other assets                  1,457.9           35.8         279.2      (1,679.0)          93.9
                               --------       --------      --------     ---------       --------
       Total assets            $2,557.7       $1,579.7      $  992.5     $(3,019.1)      $2,110.8
                               ========       ========      ========     =========       ========

Liabilities:
  Notes payable and
    current maturities
    of long-term debt          $    4.4       $    1.1      $   44.5     $      --       $   50.0
  Accounts payable and
    accrued expenses              368.3           32.7          95.6         (22.5)         474.1
  Other current
    liabilities                   530.9          213.1         131.0        (823.2)          51.8
                               --------       --------      --------     ---------       --------
       Total current
         liabilities              903.6          246.9         271.1        (845.7)         575.9
  Long-term debt, less
    current maturities            913.0            0.1          67.6            --          980.7
  Other liabilities               513.2          647.9         213.0      (1,047.8)         326.3
                               --------       --------      --------     ---------       --------
       Total liabilities        2,329.8          894.9         551.7      (1,893.5)       1,882.9
Total stockholders'
  equity                          227.9          684.8         440.8      (1,125.6)         227.9
                               --------       --------      --------     ---------       --------
       Total liabilities
        and stockholders'
        equity                 $2,557.7       $1,579.7      $  992.5     $(3,019.1)      $2,110.8
                               ========       ========      ========     =========       ========


                                                                      Non-
                                                        Guarantor     Guarantor
                                                        Subsi-        Subsi-        Consoli-
                                              Parent    diaries       diaries       dated
                                              ------    ---------     ---------     -------
Condensed Consolidated
Statement of Cash Flows
Nine Months Ended September 30, 2000

Net cash (used) provided by operating
  activities                                  $ 44.4       $ (6.5)      $111.1       $149.0
                                              ------       ------       ------       ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                  (51.4)        (7.5)       (51.2)      (110.1)
  Proceeds from sale of certain clinical
      chemistry assets                            --           --         15.2         15.2
  Proceeds from sale of property, plant
    and equipment                                 --          2.3         15.2         17.5
   Investments                                  (4.8)          --         (0.5)        (5.3)
                                              ------       ------       ------       ------
        Net cash used by
          investing activities                 (56.2)        (5.2)       (21.3)       (82.7)
                                              ------       ------       ------       ------

Cash flows from financing activities:
  Dividends to stockholders                    (14.2)          --           --        (14.2)
  Proceeds from issuance of stock               27.3           --           --         27.3
  Proceeds from stock purchase
    plan                                         2.0           --           --          2.0
  Notes payable reductions                      (0.1)        (0.8)       (20.7)       (21.6)
  Net intercompany (reductions)
    borrowings                                  20.7          5.0        (25.7)          --
  Long-term debt reductions                    (60.8)        (0.1)       (11.9)       (72.8)
                                              ------       ------       ------       ------
        Net cash provided (used) by
          financing activities                 (25.1)         4.1        (58.3)       (79.3)
                                              ------       ------       ------       ------

Effect of exchange rates on cash and
  equivalents                                     --           --         (3.1)        (3.1)
                                              ------       ------       ------       ------

(Decrease) increase in cash and
  equivalents                                  (36.9)        (7.6)        28.4        (16.1)
Cash and equivalents -- beginning of
  period                                        (5.3)         3.7         36.0         34.4
                                              ------       ------       ------       ------
Cash and equivalents -- end of period         $(42.2)      $ (3.9)      $ 64.4       $ 18.3
                                              ======       ======       ======       ======


                                                                      Non-
                                                        Guarantor     Guarantor
                                                        Subsi-        Subsi-        Consoli-
                                               Parent   diaries       diaries       dated
                                               ------   ---------     ---------     -------
Condensed Consolidated
Statement of Cash Flows
Nine Months Ended September 30, 1999

Net cash (used) provided by operating
  activities                                   $ 48.8       $(19.9)      $109.9      $ 138.8
                                               ------       ------       ------      -------

Cash flows from investing activities:
    Additions to property, plant and
      equipment                                 (49.3)        (3.4)       (51.5)      (104.2)
    Proceeds from sale of property, plant
       and equipment                              4.8          2.6           --          7.4
                                               ------       ------       ------      -------
        Net cash used by investing
          activities                            (44.5)        (0.8)       (51.5)       (96.8)
                                               ------       ------       ------      -------

Cash flows from financing activities:
  Dividends to stockholders                     (13.7)          --           --        (13.7)
  Proceeds from issuance of stock                14.8           --           --         14.8
  Proceeds from stock purchase
    plan                                          1.8           --           --          1.8
  Notes payable reductions                      (13.7)        (1.0)       (55.6)       (70.3)
  Net intercompany (reductions)
    borrowings                                  (16.0)        23.6         (7.6)          --
  Long-term debt borrowings
   (reductions), net                             15.0         (0.1)        15.5         30.4
                                               ------       ------       ------      -------
        Net cash (used) provided by
          financing activities                  (11.8)        22.5        (47.7)       (37.0)
                                               ------       ------       ------      -------

Effect of exchange rates on cash and
  equivalents                                      --           --          0.2          0.2
                                               ------       ------       ------      -------

(Decrease) increase in cash and
  equivalents                                    (7.5)         1.8         10.9          5.2
Cash and equivalents -- beginning of
  period                                          4.2         (0.1)        20.6         24.7
                                               ------       ------       ------      -------
Cash and equivalents -- end of period          $ (3.3)      $  1.7       $ 31.5      $  29.9
                                               ======       ======       ======      =======


13. Subsequent Events

On October 5, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The split entitles each stockholder of record on November 15, 2000 to receive one additional share of common stock for every share held on that date. The accompanying condensed consolidated financial statements do not reflect the stock split.

Also on October 5, 2000, the Board of Directors approved a quarterly cash dividend of $0.17 per share on a pre-split basis, payable on November 10, 2000, to stockholders of record on October 20, 2000.

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


Results of Operations

Sales in the third quarter of 2000 were $457.8 million, an increase of 4.0% (5.7% excluding the effect of foreign currency rate changes) compared to the same period in the prior year. Clinical diagnostics sales were $358.8 million and life science research sales were $99.0 million, an increase of 3.3% and 6.6%, respectively, compared to the same period in 1999. Sales in the Americas increased 10.1%, while sales in Europe and Asia decreased 6.1% and 3.3%, respectively, during the quarter compared to the same period in the prior year. On a constant currency basis, sales in the third quarter in Europe increased 2.1% while sales in Asia decreased 6.9% compared to the same period in the prior year.

Sales growth for the third quarter was driven by the following:

- The clinical diagnostics segment experienced solid sales increases in routine chemistry, immunodiagnostics and flow cytometry. Our Hematology product line declined when compared with a particularly strong quarter in 1999.

- The life science research segment was led by our robotic automation/genetic analysis products, including placements of Sagian(TM) Core systems and our Biomek(R) 2000 and new Biomek(R) FX liquid handling systems, offset by decreased sales of analytical systems.

-       European sales were down due to currency.

- Asia sales faced difficult comparisons due to this region experiencing a rebound in sales in the quarter ended September 30, 1999.

Sales in the first nine months of 2000 grew 5.4% (7.2% excluding the effect of foreign currency rate changes) compared to the first nine months of 1999 due to factors mentioned previously and a one-time $16.6 million sale of clinical chemistry assets in Spain in the quarter ended March 31, 2000. For the quarter ended March 31, 1999, sales generated from the clinical chemistry operations in Spain were $5.4 million.

Gross profit as a percentage of sales in the third quarter of 2000 was 46.9%,
0.6 percentage points lower than the same period in the prior year. The decrease was due to the effects of foreign currency exchange rates and a slightly higher mix of instruments to after-market sales of supplies, chemistry kits and services. On a constant currency basis, gross profit as a percentage of sales in the third quarter of 2000 was 47.2%, 0.3 percentage points lower than the same period in the prior year. Gross profit as a percentage of sales for the first nine months of 2000 was 47.1%, 0.5 percentage points lower than the same period in the prior year. The decline in gross profit percentage is primarily due to the effects of foreign currency exchange rates and to the one-time $16.6 million sale of clinical chemistry assets in Spain which contributed a lower gross margin than historical company levels. On a constant currency basis, and excluding the aforementioned one-time transaction, gross profit would have been 47.8% for the first nine months of 2000.

Selling, general and administrative expenses ("SG&A") declined as a percentage of sales both in the three and nine-month periods ended September 30, 2000 as compared to the same periods in the prior year. For the quarter ended September 30, 2000, SG&A was $116.4 million or 25.4% of sales, as compared to $117.4 million or 26.7% of sales in the same period in the prior year. For the nine months ended September 30, 2000, SG&A was $349.0 million or 25.6% of sales, as compared to $344.8 million or 26.7% of sales in the same period in the prior year. The improvement in SG&A as a percentage of sales is due to further synergies from the Coulter integration.

Interest expense declined both in the three and nine-month periods ended September 30, 2000 as compared to the same periods in the prior year primarily due to debt reduction, partially offset by increased interest rates.

During the third quarter of 2000, we sold a facility in Australia, which resulted in proceeds of $1.2 million and a pretax gain of $1.2 million. During the second quarter of 2000, we sold a facility in Japan, which resulted in proceeds of $12.0 million and a pretax gain of $1.7 million. These gains are included in "Other nonoperating (income) and expenses" on the accompanying condensed consolidated statements of operations.

During the quarters ended September 30, 2000 and 1999, we recognized $3.0 million and $1.3 million of net foreign currency hedging gains, respectively. During the nine months ended September 30, 2000 and 1999, we recognized $4.3 million of foreign currency hedging gains and $0.1 million of foreign currency hedging losses, respectively. These gains and losses are included in "Other nonoperating (income) and expenses" on the accompanying condensed consolidated statements of operations.

Under the normal course of our business, we have significant transactions each quarter. During the quarter ended September 30, 2000, the following transactions were recorded:

- As a result of our annual actuarial study of our domestic post-employment benefits, we reduced our liability related to post-employment benefits by $7.0 million.

- Under the Company's stock appreciation rights program, we have previously awarded rights to certain employees in our international subsidiaries. During the third quarter, the Company recognized $2.3 million in compensation expense under this program, primarily due to the recent increase in the Company's stock price.

- The Company records inventory using the standard cost method, valued at the lower of cost or market. Under the standard cost method, planned variances between actual costs and standard costs are recognized during interim periods when those variances are not expected to be absorbed by the end of the fiscal year. As a result of manufacturing efficiencies, we recorded a $1.8 million reduction in our inventory during the third quarter (a similar adjustment in the amount of $1.9 million was recorded in the second quarter of 2000). This amount represents the difference between our standard costs and actual costs that are not expected to reverse by the end of the year.

The net impact of the above transactions was a $2.9 million increase in pre-tax income, $2.0 million after tax.

Net earnings for the third quarter of 2000 were $29.1 million or $0.93 per diluted share compared to $24.4 million or $0.82 per diluted share in 1999. For the nine months of 2000, net earnings were $82.5 million or $2.68 per diluted share compared to $67.3 million or $2.27 per diluted share in the prior year. The increase in net earnings is primarily due to the various reasons discussed previously.


Financial Condition

As discussed in greater detail in our 1999 annual report, Beckman Coulter is a highly leveraged company. Although the debt-to-capital ratio has declined from 81.9% at December 31, 1999 to 75.4% at September 30, 2000, among other things, our high level of debt:

- increases our vulnerability to general adverse economic and industry conditions;

- could limit our ability to obtain additional financing on favorable terms; and

- requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At September 30, 2000, we are in compliance with such financial ratios and tests.

We have and will continue to evaluate opportunities to provide additional cash flow by monetizing assets during 2000 and beyond, including sales of certain financial assets (primarily consisting of sales-type lease receivables) and real estate assets.

Operating activities provided net cash of $149.0 million in the first nine months of 2000 compared to net cash provided of $138.8 million in the first nine months of the prior year. The primary contributors were:

- net earnings were $82.5 million in 2000 compared to $67.3 million in 1999;

- proceeds from the sale of sales-type lease receivables were $61.9 million in 2000 compared to $45.7 million in 1999;

- reductions in trade and other receivables contributed $15.0 million in 2000 compared to $0.4 million used in 1999.

These improvements were partially offset by increases in inventories of $46.7 million in 2000 compared to $8.2 million in 1999. Inventories were up due to changes in our distribution channels and the ramp up for expected sales in the fourth quarter.

In 2000, investing activities used $82.7 million of net cash consisting of $110.1 million of net capital purchases and $5.3 million of investments, offset by $15.2 million and $17.5 million in proceeds from the sale of clinical chemistry assets in Spain and sale of property, plant and equipment, respectively. In 1999, investing activities used $96.8 million of net cash, primarily for capital purchases.

Net cash used by financing activities was $79.3 million and $37.0 million for the nine month periods in 2000 and 1999, respectively. During the first nine months of 2000, we made $94.4 million in cash payments towards reducing our debt compared to $39.9 million for the same period in 1999. Proceeds from the issuance of stock were $27.3 million and $14.8 million for the nine month periods in 2000 and 1999, respectively.

In addition to the improvement in our debt-to-capital ratio mentioned previously, the ratio of current assets to current liabilities ("current ratio") improved to 2.0 at September 30, 2000 from 1.7 at December 31, 1999. The decrease in current assets was primarily due to reductions in cash as a result of debt reduction payments and the decrease in trade and other receivables partially offset by an increase in net inventories. The decrease in current liabilities was due to cash payments on notes payable, current maturities of long-term debt, accounts payable, accrued expenses and other liabilities partially offset by an increase in income taxes payable. Based upon current levels of operations and anticipated cost savings and future growth, we believe that our cash flow from operations, together with available borrowings under our credit facility and other sources of liquidity will be adequate to meet our anticipated requirements until the maturity of the credit facility in 2002. However, we cannot give any assurance that our business will continue to generate cash flows at or above current levels or that estimated cost savings or growth can be achieved. Our future operating performance and ability to service or refinance our existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

On September 1, 2000, we paid a quarterly cash dividend of $0.16 per share of common stock, for a total of $4.8 million.

On October 5, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The split entitles each stockholder of record on November 15, 2000 to receive one additional share of common stock for every share held on that date. Also on October 5, 2000, the Board of Directors approved a quarterly cash dividend of $0.17 per share on a pre-split basis, payable on November 10, 2000, to stockholders of record on October 20, 2000.


Business Climate

The clinical diagnostics and life science research markets are highly competitive and we encounter significant competition in each market from many manufacturers, both domestic and outside the United States. These markets continue to be unfavorably impacted by the economic weakness in parts of Europe and Japan and government and healthcare cost containment initiatives in general. Although the life science research market is enjoying strong growth, it continues to be affected by consolidations of pharmaceutical companies and governmental constraints on research and development spending, especially outside the United States.

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

With our leadership position in cellular analysis and our extensive capabilities in routine chemistry and immunodiagnostics, we are able to offer a broad range of automated systems that together can perform more than 75% of a hospital laboratory's test volume and essentially all of the blood tests that are considered routine. We believe we are able to provide significant value-added benefits, enhanced through our expertise in simplifying and automating laboratory processes, to our customers.

Our new products originate from four sources:

-       internal research and development programs;

- external collaborative efforts with individuals in academic institutions and technology companies;

-       devices and techniques that are generated in customers' laboratories;
        and

-       business and technology acquisitions.

During 2000, we have made a commitment to the commercialization of a new Tetramer technology, which operates on flow cytometry platforms. This new cellular immune response technology has the potential to establish an entirely new testing category for measuring and monitoring the immune response system. We have established an Immunomics operation to focus on this technology with sales of our standard iTAg(TM) MHC Tetramers for HIV and melanoma set to begin during the quarter ending December 31, 2000.

The following agreements and business developments were significant during the third quarter:

- Signed an agreement with Premier, Inc., the largest healthcare alliance enterprise in the United States, valued at $35 million annually. Under the terms of the agreement, we will provide hematology instrument systems and supplies to Premier's membership alliance, which purchases approximately $10 billion in products annually. This alliance comprises 957 healthcare facilities nationwide and is affiliated with more than 900 others.

- Dissolved our distribution agreement with BIO-RAD for our Access immunoassay systems in 90 countries located throughout Europe, Africa and the Pacific Rim. As a result, we will assume sales responsibility for these instrument systems and related test kits. We believe that we can leverage more placements by selling the system in concert with our chemistry and progressive automation approach.

- Formed a strategic alliance with Oncotech to develop and commercialize gene expression technologies that can be used to diagnose cancer and determine the most appropriate treatment plan.

The following agreements and business developments were significant subsequent to the third quarter:

- Signed an agreement with Promega Corporation that grants us the non-exclusive distribution rights to Promega's Wizard SV 96 Plasmid DNA Purification System (the "System") in the United States and other selected countries. We have automated the System on our Biomek(R) FX and Biomek(R) 2000 liquid handling workstations, which is used by researchers in university, medical research, biotechnology and pharmaceutical laboratories.

- Signed a two-year, multimillion-dollar agreement with Health Trust Purchasing Group ("HPG") in Nashville, Tennessee. Under the terms of the agreement, we will be a provider of hematology instrument systems and supplies to HPG's membership, which is comprised of 350 acute-care facilities, 124 surgery centers and 62 psychiatric facilities across the United States.

- Received U.S. regulatory clearance to market a test to detect the presence of the drug commonly known as "ecstasy" and other amphetamines in urine. These tests are performed on our Synchron(R) CX and LX clinical systems.

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

In addition to the business climate factors discussed previously, the following economic factors may influence our business:

- currency fluctuations -- as nearly 45% of our revenues are generated outside the United States and given the recent fluctuations in foreign currencies, we may experience volatility in sales and operating income; and

- interest rates -- as of the date of the filing of this Form 10-Q, approximately 70% of our debt is under variable interest rate terms.


Recent Accounting Pronouncements

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company's cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. The Company attempts to limit its exposure to these market risks through the use of various financial instruments. Assuming a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2000, a 10% strengthening of the U.S. dollar would result in a gain in fair value of $21.9 million and a 10% weakening of the U.S. dollar would result in a loss in fair value of $22.7 million in these instruments. With respect to interest rates, a one percentage point increase or decrease in interest rates would decrease or increase current year's pre-tax earnings by $0.8 million. For further discussion of the Company's market risk exposures, refer to the section entitled "Financial Risk Management" included in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

                        None.

Item 5. Other Information

                        None.

Item 6. Exhibits and Reports on Form 8-K

        a)      Exhibits

                10.1 Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-1, dated October 19, 2000

                10.2 Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-2, dated October 19, 2000

                10.3 Beckman Coulter, Inc. Executive Restoration Plan, Amendment 2000-1, dated October 19, 2000

                11. Statement re Computation of Per Share Earnings: This information is set forth in Note 3, Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

                15.     Independent Accountants' Review Report, October 24, 2000

                27. Financial Data Schedule as of and for the nine month period ended September 30, 2000

        b)      Reports on Form 8-K

                        None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BECKMAN COULTER, INC.
                                                        (Registrant)



Date:  November 8, 2000                         by /s/ WILLIAM H. MAY
                                                   -----------------------------
                                                   William H. May
                                                   Vice President
                                                   General Counsel and Secretary



Date:  November 8, 2000                         by /s/ JAMES T. GLOVER
                                                   -----------------------------
                                                   James T. Glover
                                                   Vice President and Treasurer

                                  EXHIBIT INDEX
                         FORM 10-Q, THIRD QUARTER, 2000

Exhibit
Number         Description
-------        -----------
10.1        Beckman Coulter, Inc. Executive Deferred Compensation Plan,
            Amendment 2000-1, dated October 19, 2000

10.2        Beckman Coulter, Inc. Executive Deferred Compensation Plan,
            Amendment 2000-2, dated October 19, 2000

10.3 Beckman Coulter, Inc. Executive Restoration Plan, Amendment 2000-1, dated October 19, 2000

11. Statement re Computation of Per Share Earnings: This information is set forth in Note 3, Earnings Per Share, of the Condensed
            Consolidated Financial Statements included in Part I herein.

15.         Independent Accountants' Review Report, October 24, 2000

27.         Financial Data Schedule as of and for the nine month period ended
            September 30, 2000