Form 10-K
period 2000-12-31
BECKMAN COULTER INC
filed 2001-03-13
CIK 840467

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                        COMMISSION FILE NUMBER 001-10109

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

     Indicate by X mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

     Aggregate market value of voting stock held by non-affiliates of the registrant as of January 15, 2001: $2,278,596,249.38.

     Common Stock, $.10 par value, outstanding as of January 15, 2001:
59,766,459 shares.

     Documents incorporated by reference in this report:

Documents incorporated......................................  Form 10-K Part Number
Those portions of the Annual Report to
  Stockholders for the fiscal year ended
  December 31, 2000 referenced herein.......................  Part I and Part II
Proxy Statement for the 2001 Annual
  Meeting of Stockholders to be held on
  April 5, 2001.............................................  Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             BECKMAN COULTER, INC.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

     Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The company designs, manufactures, and markets systems which consist of instruments, chemistries, software, and supplies that meet a variety of laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic tools found in hospitals and physicians' offices. Beckman Coulter competes in market segments that total approximately $31 billion in annual sales worldwide and currently has products which address approximately half of that market.

     Beckman Coulter's product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. The Company has more than 125,000 systems operating in laboratories around the world, with approximately two-thirds of annual revenues coming from after-market customer purchases of operating supplies, chemistry kits, and service. Beckman Coulter markets its products in approximately 130 countries, with approximately 45% of revenues coming from outside the United States.

     Beckman Coulter's principal executive offices are located at 4300 N. Harbor Blvd., Fullerton, California 92835. Its mailing address is P.O. Box 3100, Fullerton, CA 92834-3100. The telephone number is (714) 871-4848.

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

CUSTOMERS AND MARKETS -- THE BIOMEDICAL CONTINUUM

     The two primary segments which Beckman Coulter serves are the clinical diagnostics market and the life science research market. Beckman Coulter's clinical diagnostics customers include hospital clinical laboratories, physicians' offices and group practices, and commercial reference laboratories (large central laboratories to which hospitals and physicians refer tests). Beckman Coulter's life science research customers include universities conducting academic research, medical research laboratories, pharmaceutical companies, and biotechnology firms. Beckman Coulter's customers are continually searching for processes and systems that can perform tests faster, more efficiently and at lower costs. Beckman Coulter believes that its focus on automated, high-throughput systems positions it to capitalize on this need.

     From complex DNA sequencing to simple one-use diagnostic screening kits, Beckman Coulter is one of the largest companies devoted solely to biomedical testing. Beckman Coulter serves the estimated $31 billion biomedical testing market with core competencies in technology, applications, distribution and service. The Company leverages its investment in research and development to create a range of systems that integrate instruments, software and chemistries for use across the spectrum of biomedical testing.

     Breakthrough medical research and drug discovery are currently high growth markets, thanks to advances in genomics. With the rough map of the human genome complete, the work that will more directly affect patient care begins as researchers incorporate this information into specific studies to improve therapeutics. All of Beckman Coulter's Life Science Research products play a role in the biomedical research and development testing area. These systems help researchers understand disease by simplifying and automating key testing processes.

     Universities and medical research laboratories represent about 46% of the market for this type of testing. These groups perform basic medical research to further understand the molecular basis of disease. Biotechnology firms and pharmaceutical companies represent the other 54% of the biomedical research market. They rely on Beckman Coulter's instrument systems to speed the long and detailed drug discovery process.

     More than 75,000 Beckman Coulter systems operate in life science labs today. The Company is a technological leader in robotic automation/liquid handling, centrifugation and capillary electrophoresis. Research and development testing is estimated to be an $8 billion market.

     Once new therapeutics and vaccines emerge from the research phase, they move into clinical trials to evaluate their effectiveness. In this stage, standard blood chemistry tests are run on patients regularly. At the same time, specialized tests are performed, based on the particular disease state under evaluation.

     As new diagnostic technologies move from research applications into more general patient use, they are often performed in private laboratories or university hospitals. Genetic testing, cancer monitoring and special immune system testing fall into this category. Beckman Coulter has a menu of more than 1,000 flow cytometry tests currently used in researching, diagnosing and monitoring diseases such as leukemia, HIV, and various cancers. They are also critical in the evaluation of bone marrow and other transplants. The P/ACE(TM) Series capillary electrophoresis technology is being used in some regions of the world for genetic mutation screening, hemoglobin variant analysis, and drug screening. The same technology also is used to monitor critical amino acids. The market for specialty testing is estimated to be $3 billion.

     Once diagnostic technologies become generally accepted, they become part of routine patient care. Physicians order tests such as cholesterol, glucose, and complete blood cell counts on a daily basis. These tests are used to provide information for diagnosis and to help monitor the efficacy of therapy. Beckman Coulter has one of the broadest product lines available to the diagnostic laboratory. This product breadth allows the Company to provide a systems approach to improving total laboratory productivity. The Company's systems can perform nearly 100% of the tests routinely performed on patient samples in the hospital laboratory. Beckman Coulter has top market positions in hematology, hemostasis, and routine chemistry testing. It is also a leader in providing progressive automation solutions that help labs speed test results, lower labor expenses, ensure the quality of testing and reduce overall healthcare costs.

     Beckman Coulter is also active in point-of-care testing. These tests are used for rapid diagnosis or on-going patient monitoring. Some tests, such as CBCs (complete blood counts) are performed on analyzers designed for quick, single sample results. Other tests are disposable, one-use tests to screen for pregnancy, infectious disease, ulcer-causing bacteria and indications of cancer. The patient care testing market is estimated to be $20 billion.

     The clinical diagnostics and life science research markets both have significant barriers to entry. One major barrier is the research and development investment and technical infrastructure required to develop products that require the integration of chemistry, engineering, cellular analysis, and computer sciences. In addition, it is necessary to have an extensive worldwide distribution infrastructure with highly qualified personnel to provide sales, service, customer training, and technical product support. Also, in some cases, permission to market clinical diagnostics products must be obtained in the United States and other countries.

     Nevertheless, both the clinical diagnostics and the life science research markets are highly competitive. Beckman Coulter encounters significant competition in each market from many domestic and international manufacturers. Also, the clinical diagnostics market continues to be unfavorably impacted by global health care cost containment policies, while the life science research market continues to be affected by consolidation of pharmaceutical companies and governmental constraints on research and development spending, primarily outside of the United States.

     Consolidation also is a key factor affecting the clinical diagnostics market. Attempts to lower costs and increase efficiencies have led to consolidation among healthcare providers in the United States. One result of this consolidation is the formation of powerful provider groups that leverage their purchasing power with suppliers to contain costs. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. In addition, consolidation has put pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity. Manufacturers that have the ability to automate a wide variety of tests on integrated workstations have a distinct competitive advantage. Broad testing menus that include immunoassays and routine chemistry tests are highly attractive to laboratories seeking to reduce the number of vendors they utilize. Finally, consolidation has made it increasingly important for suppliers to deploy a highly focused sales force that is able to execute innovative marketing approaches and to maintain a reliable after-sale service network.

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

PRODUCTS

     Beckman Coulter offers a wide range of instrument systems and related products, including reagents, consumables, accessories, and support services in both the clinical diagnostics and the life science research segments. The following table shows the breakdown of sales between the two market segments:

               PRODUCT SALES AS A PERCENT OF TOTAL PRODUCT SALES
                          FOR CATEGORIES REPRESENTING
                         MORE THAN 10 PERCENT OF SALES

                                                  2000    1999    1998
                                                  ----    ----    ----
Clinical Diagnostics............................   78      78      78
Life Science Research...........................   22      22      22

CLINICAL DIAGNOSTICS PRODUCTS OVERVIEW

     The clinical diagnostics market encompasses the detection and monitoring of disease by means of laboratory evaluation and analysis of bodily fluids, cells, and other substances from patients. This type of testing is referred to as "in vitro diagnostic" or "IVD" testing. Due to its important role in the diagnosis and treatment of patients, IVD testing is an integral part of the overall management of patient care. Additionally, IVD testing is increasingly valued as an effective method of reducing healthcare costs by reducing the length of hospital stays through accurate, early detection of health disorders and management of treatment.

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

     The major diagnostic fields that comprise the IVD industry include clinical chemistry, immunochemistry, microbiology, hematology and blood banking. The IVD industry market was estimated to be $20 billion in 1999 and is estimated to grow at a 4% compound annual rate through the year 2002. Beckman Coulter primarily serves the hospital and reference laboratory customers of the IVD market, which tend to use more precise, higher volume and more automated IVD systems. Hospital and reference laboratory customers constitute approximately $15.5 billion of the IVD market. Beckman Coulter divides the market into three major broad subcategories -- clinical chemistry, immunodiagnostics, and cellular analysis. It also offers products in areas it identifies as primary care (primarily physician offices and clinics), hemostasis, and flow cytometry.

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

     Beckman Coulter's line of SYNCHRON(R) Automated General Chemistry Systems is a family of products which include modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON systems were developed in response to changes in reimbursement policies for hospital and clinical laboratories that required them to be more efficient. The SYNCHRON systems have been designed as compatible modules which may be used independently or in various combinations with each other to meet the specific needs of individual customers. The smallest of these modules is the SYNCHRON CX(R)3 (DELTA) Analyzer. It is designed to perform a number of the tests routinely ordered by physicians and has up to nine on-board chemistries. The SYNCHRON CX(R)4, CX(R)5, CX(R)7, CX(R)7 RTS, CX(R)9 ALX, and SYNCHRON LX(R)20 Analyzers are random access systems designed to perform routine chemistry profiles as well as some special chemistry profiles, and can perform over 85% of the laboratory's general chemistry testing requirements.

IMMUNODIAGNOSTIC SYSTEMS

     Immunodiagnostic systems, like clinical chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. The key difference is that immunodiagnostic systems use antibodies and antigens as the central component in analytical reactions.

Antibodies are created by an organism's immune system and, when incorporated in test kits, provide the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, and screen and monitor for cancer and cardiac risk. Immunodiagnostic systems have been designed to meet the special requirements of these reactions and to simplify lab processes. They are able to automatically identify individual patient sample tubes and communicate with the laboratory's central computer. Beckman Coulter offers over 60 immunodiagnostic test kits for individual analytes. These automated systems range in price from $60,000 to $90,000.

     Beckman Coulter's two primary immunodiagnostic systems are the IMMAGE(R) Immunochemistry System and the Access(R) Immunoassay System. The IMMAGE system is a high throughput immunochemistry analyzer for specific proteins, various immunologic markers and therapeutic drugs. This system provides automated random access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches. The IMMAGE System builds on the extensive installed base of its predecessors, the Array(R), Array(R) 360, and Array(R) 360CE Protein and Therapeutic Drug Monitoring Systems. The Array 360CE was the world's first computer enhanced, immunochemistry system offering sample identification using bar codes and bidirectional communication with a laboratory's central computer. The Access System serves as a disease state management platform used to assist medical professionals to detect and monitor critical parameters for thyroid function, anemia, blood viruses, infectious disease, cancer, allergy, fertility, therapeutic drugs, diabetes and cardiovascular and skeletal diseases.

     During 2000, Beckman Coulter introduced its Access(R) Hybritech(R) PSA and Access(R) Hybritech(R) free PSA blood tests. These tests were the first PSA and free PSA pairing of automated tests to receive FDA approval as an aid in the detection of prostate cancer. These product introductions were followed by FDA's clearance of the Company's Access(R) OSTASE(R) blood test as the first automated serum-based assay as an aid in the management of osteoporosis and Paget's disease.

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

CELLULAR ANALYSIS SYSTEMS

     Beckman Coulter's blood cell systems use the principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems fall into two categories: hematology and flow cytometry. Hematology systems allow clinicians to study formed elements in blood such as red and white blood cells and platelets. The most common diagnostic result is a "CBC" or complete blood count, which provides eight to twenty-three blood cell parameters. Flow cytometers can extend analysis beyond blood to include bone marrow, tumors and other cells. The rise of the AIDS epidemic and the need to monitor subclasses of white cells moved cytometry from largely a research technique into general clinical practice. These systems are automated, use bar codes to identify samples and can communicate with central computers.

     Beckman Coulter's hematology product line is structured to address the differing requirements of the high, medium, and low volume portions of this market. The systems in the higher volume segment utilize volume, conductivity and light scatter (VCS) technology in addition to conventional, electrical aperture-impedance (Coulter Principle) technology. Unlike other technologies, the Coulter VCS method counts and characterizes white blood cells while maintaining their near native integrity throughout the analysis. The systems in the lower volume segment rely exclusively upon electrical aperture-impedance technology.

     Systems designed for the high volume segment include the COULTER(R) GEN*S(TM) CELL and the COULTER(R) STKS(TM) Hematology Systems. The GEN*S System was introduced in 1996. It provides walkaway, whole blood analysis for CBCs, five-part white blood cell differential, red cell morphology and reticulocyte analysis with automated slidemaking and staining from a single aspiration of blood. The system automates manual interpretation and result verification through its data management workstation. The STKS is a cost-effective system designed for high volume clinical laboratories which provides a CBC and five-part white blood cell differential; red cell morphology and semi automated reticulocyte analysis. These high volume hematology systems typically sell in the $70,000 to $120,000 price range.

     Moderate Volume Hematology Systems include the COULTER(R) HmX and the COULTER(R) MAXM(TM) Hematology Systems. The HmX System was introduced in 1999. It offers the technology features of the larger systems in a compact bench top system designed for the moderate volume market segment. The HmX is available in two configurations, a fully automated walkaway system and a single sample loading system; both systems come with a data management system. The COULTER HmX hematology system offers the same comprehensive CBC, five-part white blood cell differential, red cell morphology and semi-automated reticulocyte analysis as the COULTER STKS. The system uses Coulter's advanced VCS technology in an affordable instrument for the moderate volume workload laboratory. The MAXM hematology system is a cost effective, bench top system designed for the moderate volume laboratory. The system utilizes Coulter's VCS technology to produce an accurate and reliable CBC, five-part white blood cell differential and semi-automated reticulocyte analysis. These moderate volume hematology systems typically sell in the $40,000 to $75,000 price range.

     Low-volume hematology systems include the COULTER(R) A(C)-T(TM) family of hematology systems. The A(C)-T product range consists of four hematology analyzers. The COULTER A(C)-T hematology analyzer, was introduced in 1996. It offers a complete blood count. In 1998, the COULTER A(C)-T diff was released. This product added three-part white blood differential analysis to the system. In 1999, the COULTER(R) A(C)-T diff 2(TM) was released. The A(C)-T diff 2 system added the safety of closed vial sampling to the CBC and three-part white blood cell differential analysis capabilities. The COULTER(R) A(C)-T 5diff(TM) system was introduced in 2000. This product offers the capability of CBC and five part white cell differential using ACV technology. All of the A(C)-T series hematology analyzers are designed to use a very small sample volume, making them ideal for analysis of pediatric samples. These low volume hematology systems typically sell in the range of $10,000 to $35,000.

     Beckman Coulter's line of flow cytometry systems includes the COULTER(R) EPICS(R) ALTRA(TM) HyPerSort Cell Sorting System and the COULTER(R) EPICS(R) XL(TM) Flow Cytometer. The EPICS ALTRA Cytometer is used for advanced diagnostics and research. It is designed to perform sophisticated cell analysis and sorting applications using Beckman Coulter's extensive portfolio of reagents. The EPICS ALTRA performs complex multi-parameter applications such as DNA analysis, physiologic measurements, chromosome enumeration and the study of the hematopoetic process. The cell sorting capability of the system allows for the rapid separation of very large numbers of specific cell populations from a heterogeneous mixture. The EPICS XL Cytometer is a bench top flow cytometer used primarily to analyze white blood cells in clinical and clinical research settings. Because the system is flexible and upgradeable with varying sample preparation systems, it has proven successful in different environments, from research labs to high and low volume hospital and commercial labs. The Coulter TQ-Prep(TM) provides a consistent, standardized method for preparing whole blood for flow cytometric analysis. The Coulter PrepPlus Workstation was introduced in 2000. The PrepPlus(TM) provides precision pipetting of reagents and controls. Working in concert with the TQ-Prep, the PrepPlus further simplifies and automates the pre-preparation stage of flow cytometric analysis. These products sell for $15,000 to $300,000.

     Particle characterization products are used to identify specific characteristics (such as number, size, and relative mobility) of particles suspended in solution. They are also used to identify characteristics such as surface area and pore size distribution of powdered or solid materials. This group offers over eight product lines utilizing seven different technologies to satisfy markets such as biological research and pharmaceutical development as well as a host of Industrial segments. With it's origins back to the Coulter Principle, this group has evolved a large menu of solutions to satisfy customer needs in analysis of countless materials. Two of the main product lines are the Multisizer 3 and the Z Series. These "Coulter Counter" based instruments are considered to be the highest resolution particle and cell size/count analyzers in the world. They have become standardized systems in areas such as platelet cell counting and research for body fluids. They also have uses in such industrial processes as yeast analysis in the beer brewing industry. Complementing these products are other high resolution instruments such as the LS Series laser diffraction particle size analyzers. These systems are heavily used in the pharmaceutical arena as well as general industrial applications such as paints and cements. Other systems available offer users solutions utilizing image analysis, surface area analysis, Zeta Potential, and membrane porosity analysis. System prices range from $9,000 to $80,000.

HEMOSTASIS SYSTEMS

     The property of circulation which maintains blood within the blood vessels is referred to as hemostasis. The hemostatic process depends upon a delicate balance between a system that promotes clotting and another that removes the clots after they have formed. A defect in any part of any one of these systems will result in an imbalance that can lead to either excessive bleeding (hemophilia) or a propensity to clot (stroke and myocardial infarction) Beckman Coulter offers a complete line of coagulation analyzers and their corresponding reagents that monitor both of these systems.

     Beckman Coulter is the North American distributor of the Instrumentation Laboratory ("IL") line of hemostasis products. These hemostasis systems rely on clotting, chromogenic and immunologic technologies to produce the detailed information that the clinician requires to be able to make an appropriate assessment of a patient's hemostatic system. All of these systems utilize an optical detection method that either detects a clotting or agglutination process, or a color change, after the appropriate reagents have been mixed with the patient's blood.

     Beckman Coulter's hemostasis product line has suitable systems to meet the needs of a wide range of customers. These products include Instrumentation Laboratory's ACL Advance and ELECTRA1800C Systems, which meet the challenges of the large reference laboratories with requirements for very high volume analyzers. Instrumentation Laboratory's ACL 9000, ACL Advance, and ACL 7000, contain a very diverse menu of esoteric tests, which the special coagulation laboratories require. Instrumentation Laboratory's ACL 7000, ELECTRA 1400C, ACL 1000/100 accommodate the needs of the medium to small sized laboratory.

     To complement these analyzers, Beckman Coulter also offers Instrumentation Laboratory's IL Test and Hemoliance brands of coagulation reagents. Utilizing these products, a laboratory may perform standard screening tests such as the activated partial thromboplastin time and prothrombin time in addition to a wide range of special tests that can detect defects in any area of the of the hemostatic system.

PRIMARY CARE DIAGNOSTICS

     Beckman Coulter offers a number of products used in physicians' offices, clinics, hospitals and other medical settings. These products include several single-use self-contained diagnostic test kits, such as the Hemoccult(R) occult blood test (OBT) and the FlexSure(R) HP test kit. The Hemoccult test is used as an aid in screening for gastrointestinal disease, most importantly colorectal cancer, and is the number one seller in the colorectal screening market. The FlexSure HP test is used as an aid in the diagnosis of H. pylori infection, which is associated with several gastrointestinal diseases, including peptic ulcers and gastric cancer. In addition, Beckman Coulter markets the ICON(R) line of test kits, featuring a high sensitivity pregnancy test widely used by health care practitioners.

LIFE SCIENCE RESEARCH PRODUCTS OVERVIEW

     Life science research is the study of the characteristics, behavior and structure of living organisms and their component systems. Life science researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes. Beckman Coulter estimates that in 1999 the total market for instruments and related biochemicals and supplies used primarily for life science research was approximately $10.6 billion. Beckman Coulter focuses on customers doing research in university and medical school labs, research institutes, government labs, and biotechnology and pharmaceutical companies. The market for life science research instruments and related biochemicals and supplies used by these customers in 1999 was approximately $8.1 billion. The products which Beckman Coulter provides to serve these customers include centrifuges, liquid handling robotic workstations, capillary electrophoresis, DNA sequencers, DNA synthesis, spectrophotometers, HPLC systems, and liquid scintillation counters. Trends in the life science research market include the growth in funding for genetic analysis and drug discovery research coupled with an increasing demand for automation and efficiency in high throughput processes.

     Beckman Coulter divides its life science research products into two broad categories -- robotic automation and genetic analysis, and centrifugation and analytical systems.

ROBOTIC AUTOMATION AND GENETIC ANALYSIS PRODUCTS

     Beckman Coulter's products are used in many parts of the drug discovery process. An important application for the robotic automation products is in primary screening. The primary screen is done to test libraries of compounds for possible interaction with a target protein, which is associated with a disease state. High-throughput screening is a term that is often used to describe the primary screen, which can involve the screening of 100,000 or more compounds. Secondary screening and pre clinical testing can also require samples to be processed in an automated or high-throughput mode.

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

     DNA sequencers allow researchers to determine a nucleic acid sequence through an electrophoretic separation. DNA synthesizers provide an essential component, primers, for many molecular biology reactions. These techniques are central to molecular biology and the understanding of the genetic component of life processes. Beckman Coulter's primary entry in the DNA sequencing field is its CEQ(TM) 2000XL DNA Analysis System, which was introduced in 2000. This system uses capillary electrophoresis technology along with Beckman Coulter's proprietary linear polyacrylamide gel to obtain large reads of genetic code in less time. DNA analysis systems sell in the range of $80,000 to $120,000.

     SNPs are variations in genetic code that can predispose people to certain illnesses and cause unique responses to treatment. Scientists hope these variations will help them to understand how and when the genetic variations are manifested differently in chronic conditions like asthma, diabetes, heart disease, and cancer. Beckman Coulter has collaborated with companies such as Third Wave Technologies, Orchid BioSciences, and Sequenom to develop new methods for faster SNP detection which rely on products such as Beckman Coulter's Biomek(R) Automated Workstations and Sagian(TM) Core systems to streamline the task. These products provide customers with the means to perform low-cost, automated assay development as well as accurate analysis of tens of thousands human genetic variations.

     Liquid handling robotic workstations and integrated systems automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations include the dispensing, measuring, dilution and mixing of samples and analysis of reactions as well as robotic manipulation of samples. Key products in this area are Beckman Coulter's Sagian(TM) Core Systems and Biomek(R) FX workstation, which was introduced in 2000. These products help biotechnology and pharmaceutical firms substantially reduce the time to market for new drugs by allowing them to process assays 24 hours a day. These systems use sophisticated scheduling and data handling software. In 2000, Beckman Coulter signed distribution agreements with Cellomics and Promega to sell their specialized products in concert with its automation systems. Prices range from $50,000 to $500,000.

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

     Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA and other cellular components to retain their biological activity. Centrifuge models range from small table top units, such as the Microfuge(R) line of products to larger, free-standing units, such as the Avanti(R) J Series. During 2000, Beckman Coulter introduced its Avanti J-20XP high performance centrifuge, which is used for processing large-volume samples. Centrifuges are priced from $2,000 to $250,000.

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

     Researchers often insert radioactive atoms into compounds that are then introduced into biological systems. The compounds can be traced to a specific tissue or waste product by measuring the amount and type of radioactive label that is present with a liquid scintillation counter. Beckman Coulter's LS(TM) 6500 Series Liquid scintillation systems sell in the $16,000 to $30,000 range.

IMMUNOMICS

     In 2000, Beckman Coulter formed its Immunomics Operations to develop and introduce products based on a proprietary technology which allows direct ex vivo quantitation of antigen specific T cells. Current methods for detecting these antigen specific T cells, such as Cytotoxicity Assay, Limiting Dilution Assay
(LDA), and ELISpot, are cumbersome and convenient reagents for them have not been available. Beckman Coulter's products, on the other hand, will be suitable for routine laboratory use, measure all antigen specific cells, and allow multiparametric flow analysis for functional determinations.

     This line of products -- called iTAg(TM) MHC Tetramers -- will bridge both the life science research and clinical diagnostics markets. Initially, they will include standard research products and custom products designed to meet the needs of researchers measuring the response to specific peptides. Performed on flow cytometers, these cellular immune response tests can be used in a variety of clinical research activities, such as in clinical trials to quickly determine if new vaccines or therapies are creating the appropriate response in the body. Ultimately, Beckman Coulter anticipates that complementary in vitro diagnostic tests will be developed using the same technology.

COMPETITION

     The markets for Beckman Coulter's products are highly competitive, with many companies participating in one or more parts of each market segment. Competitors in the clinical diagnostics market include Abbott Laboratories (Diagnostics Division), Bayer/Chiron, Dade International/Behring Diagnostics Division, Becton Dickinson and Company, Johnson & Johnson (Ortho Diagnostics Division), Roche (Roche Boehringer Mannheim Diagnostics Division) Diagnostica Stago and Sysmex Corporation of America (a subsidiary of TOA Medical Electronics Co. Ltd.).

     Competitors focused more directly in the life science research market include, Agilent Technologies, Amersham Pharmacia Biotech p.l.c., Becton Dickinson, Bio-Rad Laboratories, Inc., Hitachi, Packard BioScience Company, Jouan, Kendro Laboratory Products, Applied Biosystems, Shimadzu, Tecan, and Waters Corporation. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. In addition, Beckman Coulter competes with several companies that offer reagents, consumables and service for laboratory instruments that are manufactured by Beckman Coulter and others.

RESEARCH AND DEVELOPMENT

     Beckman Coulter's new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers' laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, automated sample processing and information technologies. Beckman Coulter's research and development teams are skilled in optics, chemistry, electronics, software and mechanical and other engineering disciplines, in addition to a broad range of biological and chemical sciences. Beckman Coulter's research and development expenditures were $185 million in 2000, $173.4 million in 1999 and $171.4 million in 1998.

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

     To complement and protect the innovations created by Beckman Coulter's research and development efforts, Beckman Coulter has a patent protection program which includes approximately 600 active U.S. patents and patent applications. Of this number, approximately 235 relate to the life science research segment and the remaining 365 relate to the clinical diagnostics segment. Beckman Coulter also files important corresponding applications in principal foreign countries. Beckman Coulter has taken an aggressive posture in protecting its patent rights.

     While no one patent is considered essential to the success of the business, a number of patents relating to major product lines or which provide significant sources of licensing revenue will expire in 2001. These include patents covering some of the reagents used with the cellular analysis products and patents covering certain fundamental immunoassay technologies. Some of these patents have been the basis for substantial licensing revenues in the past.

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

     All clinical diagnostics products sold in the United States are subject to laws and regulations administered by the United States Food & Drug Administration ("FDA"). These laws and regulations require the products to be safe and effective for their intended uses and to be developed and manufactured in accordance with "good manufacturing practices". They also require the labeling for the products to contain specified information and, in some cases, the FDA must review and approve the quality assurance protocols specified in the labeling. In addition, certain products must meet performance standards or conform to other special controls adopted by the FDA, and some products are subject to a formal premarket approval process.

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

     The European Union also has adopted a number of "directives" that specify requirements for medical devices and other products. Beckman Coulter's products that are covered by these directives must comply with their requirements in order to be sold in the European Union. The key directives that have been applicable to Beckman Coulter's products include those establishing requirements for electromechanical compatibility, packaging and packaging waste, and non-implantable medical devices. In order to comply with these requirements, the company has taken steps such as modifying certain of its designs, obtaining specialized test equipment, generating information about its packaging materials, and modifying its product labeling. In 1999, the European Union adopted a new directive establishing requirements for in vitro diagnostic products. This directive is being phased in, beginning in June, 2000, and will become mandatory in June, 2003.

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

     In 1983, Beckman Coulter discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. Beckman Coulter believes that it has completed all of the required work and has initiated discussions with the EPA regarding the criteria to be used in making this determination. SmithKline Beckman, Beckman Coulter's former controlling stockholder, agreed to indemnify Beckman Coulter with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on Beckman Coulter's earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

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

     Soil and groundwater remediation of the Irvine property have been in process since 1988. During 1994, the County agency overseeing the site soil remediation formally acknowledged completion of remediation of a major portion of the soil. During 1998, two additional areas of soil requiring remediation were identified. Work on one area was completed in 1998 and work on the second area was completed in 1999. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for the upper water bearing unit. Beckman Coulter and Prudential continued to operate a groundwater treatment system throughout most of 1999. In October, 1999, the Regional Water Quality Control Board agreed that the system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable.

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

EMPLOYEE RELATIONS

     As of December 31, 2000, Beckman Coulter had approximately 6,945 employees located in the United States and approximately 2,575 employees in international operations. Beckman Coulter believes its relations with its employees are good.

GEOGRAPHIC AREA INFORMATION

     Information with respect to the above-captioned item is incorporated by reference to Note 15, "BUSINESS SEGMENT INFORMATION" of the Consolidated Financial Statements of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 2000.

FORWARD-LOOKING STATEMENTS

     This report on Form 10-K, the Company's quarterly reports on Form 10-Q, its other SEC filings, its press releases, and its other written and oral statements throughout the year may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be recognized by the use of terms such as "should", "outlook", "anticipates", "expects", and "foresees". All forward-looking statements are based on information available and the Company's expectations at the time they are made, and are subject to a number of risks and uncertainties, some of which are beyond the Company's control.

          1. Sales. The Company's ability to achieve its anticipated level of sales is affected by factors such as capital spending policies and the availability of government funding. In particular, many life science research customers are reliant on government funding and a number of clinical diagnostics customers rely on prompt and full reimbursement by Medicare and equivalent programs in other countries. Sales also are impacted by the effect of potential health care reforms, loss of market share through aggressive competition, the rate at which new products are introduced by the Company and its competitors, comparative pricing, especially in areas where currency has an effect, and general economic conditions in significant foreign countries in which we do business, such as, Japan and Germany.

          2. Earnings and Financial Results of Operations. Actual earnings may differ from those estimated due to factors such as changes in exchange rates between the time sales are recorded and financial statements are prepared. Earnings also may be impacted by unanticipated increases in interest rates on the portion of the Company's debt that is not fixed, thereby increasing the Company's interest expense. Earnings per share (EPS) may be affected by the number of shares outstanding and, with respect to diluted EPS, the number and value of options outstanding. The effect of taxes and changes in tax policy also may have an effect as may unanticipated increases in labor and other costs. In recent years, consolidation among health care providers and the formation of buying groups has put pressure on pricing. These pressures challenge the Company's ability to maintain historical profit margins, unless it can also obtain equivalent decreases in operating costs.

          3. Products. Expected introductions of new products may be impacted by complexity and uncertainty regarding development of new high-technology products. In addition, the Company's ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property. Introduction of new products may be affected by delays in obtaining any government approvals necessary to market the products, particularly in clinical diagnostics. Introduction of new products also may be delayed due to shortages in qualified engineers, programmers, and other key labor categories. The ability to obtain raw materials and components, especially in the rapidly evolving electronic components market, usually does not affect the introduction of new products, but may affect the Company's ability to achieve anticipated production levels.

ITEM 2. PROPERTIES

     Beckman Coulter's primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California; Chaska, Minnesota; and Hialeah and Opa Locka, Florida. Components, parts, and electronic subassemblies are manufactured in facilities located in Fullerton and Porterville, California and Hialeah, Florida. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Fullerton, Carlsbad, and Palo Alto, California; Chaska, Minnesota; Miami, Florida; Florence, Kentucky; Galway, Ireland; Germany; France; Japan; Australia; and China.

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

     Beckman Coulter owns the facilities located in Carlsbad, Fullerton, and Porterville, California; and some of the facilities in Hialeah, Florida. All of the other facilities are leased. The Brea and Palo Alto, California; Miami, Florida; and Chaska, Minnesota facilities, which previously were owned by Beckman Coulter and sold in 1998, are leased for initial terms of twenty years with options to renew for up to an additional thirty years. All manufacturing facilities located outside of the U.S. are leased with the exception of Germany, France, and Japan. During 2000, as part of previously announced restructuring activities, Beckman Coulter closed its manufacturing operations in Hong Kong, Brazil and Argentina.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF BECKMAN COULTER

     The following is a list of the executive officers of Beckman Coulter as of February 2, 2001, showing their ages, present positions and offices with Beckman Coulter and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

JOHN P. WAREHAM, 59, Chairman of the Board, President and Chief Executive
Officer

     Mr. Wareham is Chairman, President and Chief Executive Officer of Beckman Coulter. He became Chairman in February 1999, Chief Executive Officer in September 1998 and President in October 1993. He also served as Beckman Coulter's Chief Operating Officer from October 1993 to September 1998 and as Vice President, Diagnostic Systems Group from 1984 to 1993. Prior to 1984, he had served as President of Norden Laboratories, Inc., a wholly owned subsidiary of SmithKline Beckman Corporation engaged in developing, manufacturing and marketing veterinary pharmaceuticals and vaccines, having first joined SmithKline Corporation, a predecessor of SmithKline Beckman Corporation, in 1968. He is a director and Chairman of AdvaMed (formerly the Health Industry Manufacturers Association), a member of the Center for Corporate Innovation, a member of the Chief Executive Roundtable of the University of California at Irvine, and a member of the board of Steris Corporation. He has been a director of Beckman Coulter since 1993.

JACK FINNEY, 62, Vice President, Bioresearch Division

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

JAMES T. GLOVER, 51, Vice President and Treasurer

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

AMIN I. KHALIFA, 47, Vice President and Chief Financial Officer

     Mr. Khalifa has been Vice President and Chief Financial Officer since December, 1999. He first joined Beckman Coulter in June, 1999 as Vice President, Chief Financial Officer and Treasurer. Prior to joining

Beckman Coulter he had been Chief Financial Officer of the Agricultural Sector of Monsanto Company, head of Investor Relations and Strategy for Aetna, Inc., Senior Vice President and Chief Financial Officer of Aetna Health Plans, and held various positions of increasing responsibility during a sixteen year career at PepsiCo.

FIDENCIO MARES, 54, Vice President, Human Resources and Corporate Communications

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

WILLIAM H. MAY, 58, Vice President, General Counsel and Secretary

     Mr. May has been Vice President, General Counsel and Secretary of Beckman Coulter since 1985 and has been General Counsel and Secretary of Beckman Coulter since 1984. Mr. May also is a member of the Board of the Arnold and Mabel Beckman Foundation. Mr. May first joined Beckman Coulter in 1976.

EDGAR E. VIVANCO, 57, Senior Vice President, Diagnostics Development and Corporate Manufacturing

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

ALBERT R. ZIEGLER, 62, Senior Vice President, Diagnostics Commercial Operations

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     As of January 12, 2001 there were approximately 6,551 holders of record of Beckman Coulter's common stock. During 2000, Beckman Coulter paid three quarterly dividends of sixteen cents per share (eight cents per share post split) and one quarterly dividend of seventeen cents per share (eight and one-half cents per share post split) for a total of sixty-five cents per share (thirty-two and one-half cents per share post split) of common stock for the year. During 1999 Beckman Coulter paid four consecutive quarterly dividends of sixteen cents per share of common stock, for a total of sixty-four cents per share for the year. During 2000, Beckman Coulter also conducted a stock split in the form of a two-for-one stock dividend distributed on December 7, 2000 to stockholders of record on November 15, 2000. Under the terms of Beckman Coulter's principal credit agreement, which expires on October 31, 2002, dividend payments are limited but not prohibited. To date this limitation has not had an impact on Beckman Coulter's dividends and is not expected to have an impact in the foreseeable future. Additional information with respect to the above-captioned item is incorporated herein by reference to the section entitled "QUARTERLY INFORMATION (UNAUDITED)" of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 6. SELECTED FINANCIAL DATA

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "SELECTED FINANCIAL INFORMATION" of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information with respect to the above-captioned Item is incorporated herein by reference to the section entitled "MANAGEMENT'S DISCUSSION AND ANALYSIS" of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information with respect to the above-captioned Item is incorporated by reference to the section entitled "FINANCIAL RISK MANAGEMENT" of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information with respect to the above-captioned Item is incorporated by reference to the sections entitled "FINANCIAL REVIEW", "CONSOLIDATED BALANCE SHEETS", "CONSOLIDATED STATEMENTS OF OPERATIONS", "CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY", "CONSOLIDATED STATEMENTS OF CASH FLOWS", "QUARTERLY INFORMATION", "INDEPENDENT AUDITORS' REPORT" and the notes to these sections of Beckman Coulter's Annual Report to Stockholders for the year ended December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors -- the information with respect to directors required by this
Item is incorporated herein by reference to those parts of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 5, 2001 entitled "ELECTION OF DIRECTORS" and "ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS."

     Executive Officers -- The information with respect to executive officers required by this Item is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information with respect to executive compensation required by this item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 5, 2001 entitled "EXECUTIVE COMPENSATION", excluding those sections entitled "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information with respect to security ownership required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 5, 2001 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 5, 2001 entitled "ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS, Compensation Committee Interlocks and Insider Participation."

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1), (a)(2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedules filed as part of the report are incorporated by reference in the "INDEX OF FINANCIAL STATEMENTS AND SCHEDULES" following this Part IV.

(a)(3) EXHIBITS

              Management contracts and compensatory plans or arrangements are identified by *.
      2.1     Stock Purchase Agreement among Coulter Corporation, The
              Stockholders of Coulter Corporation and Beckman Coulter, dated as of August 29, 1997 (incorporated by reference to Exhibit 2.1 of Beckman Coulter's Report on Form 8-K dated
              November 13, 1997, File No. 001-10109). (Note: Confidential treatment has been obtained for portions of this document.)
      3.1     Amended and Restated By-Laws of Beckman Coulter, as of
              November 30, 1994 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report to the Securities and Exchange Commission on form 10-K for the fiscal year ended
              December 31, 1994, File No. 001-10109).

      3.2     Fifth Restated Certificate of Incorporation dated April 24,
              2000 (incorporated by reference to Exhibit 3.1 of the Company's submission on Form S-3 files with the Securities and Exchange Commission on May 5, 2000, File No. 333-02317).
      4.1 Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Beckman
              Coulter's Form S-1 registration statement, File No.
              33-24572).
      4.2     Rights Agreement between Beckman Coulter and Morgan
              Shareholder Services Trust Company, as Rights Agent, dated as of March 28, 1989 (incorporated by reference to Exhibit 4 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1989, File
              No. 1-10109).
      4.3     First amendment to the Rights Agreement dated as of March
              28, 1989 between Beckman Coulter and First Chicago Trust
              Company of New York (formerly Morgan Shareholder Services
              Trust Company), as Rights Agent, dated as of June 24, 1992
              (incorporated by reference to Exhibit 1 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1992, File No. 001-10109).
      4.4     Senior Indenture between Beckman Coulter and The First
              National Bank of Chicago as Trustee, dated as of May 15,
              1996, filed in connection with the Form S-3 Registration
              Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended June 30, 1996, File No.
              001-10109).
      4.5 7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File
              No. 333-02317 (incorporated by reference to Exhibit 10.2 of
              Beckman Coulter's Quarterly Report to the Securities and
              Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
      4.6     Amendment 1998-1 to Beckman Coulter's Employees' Stock
              Purchase Plan dated December 9, 1998.
      4.7     Stockholder Protection Rights Agreement dated as of February
              4, 1999 (incorporated by reference to Exhibit 4 of the Company's Form 8-K filed with the Securities and Exchange
              Commission on February 8, 1999, File No. 99523266).
      4.8 Stockholder Protection Rights Agreement (incorporated by reference to Exhibit 4 of Beckman Coulter's report on Form
              8-K filed with the Securities and Exchange Commission on February 8, 1999, File No. 001-10109).
     10.1     Credit Agreement dated as of October 31, 1997 among the
              Company as Borrower, the Initial Lenders and the Initial
              Issuing Banks named therein, and Citicorp USA, Inc. as Agent
              (incorporated by reference to Exhibit 10.1 of Beckman
              Coulter's Quarterly Report to the Securities and Exchange
              Commission on Form 10-Q for the quarterly period ended
              September 30, 1997, File No. 001-10109).
     10.2     Guaranty dated as of October 31, 1997 made by each Guarantor
              Subsidiary (as defined in the Credit Agreement, Exhibit 10.1 herein) of Beckman Coulter, in favor of the Lender Parties
              (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.2 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended September 30, 1997, File
              No. 001-10109).
     10.3 Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998.

     10.4     Benefit Equity Amended and Restated Trust Agreement between
              Beckman Coulter and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1997, File No.
              001-10109).
    *10.5     Beckman Coulter's Annual Incentive Plan for 1997, adopted by
              Beckman Coulter in 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the
              Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109.
    *10.6 Beckman Coulter's Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997
              (incorporated by reference to Exhibit 10 of Beckman
              Coulter's Quarterly Report to the Securities and Exchange
              Commission on Form 10-Q for the quarterly period ended March
              31, 1997, File No. 001-10109).
    *10.7 Amendment to Beckman Coulter's Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form
              S-8 Registration Statement filed January 13, 1998,
              Registration No. 333-24851.
    *10.8 Beckman Coulter's Incentive Compensation Plan, as amended by the Beckman Coulter's Board of Directors on October 26, 1988 and as amended and restated by Beckman Coulter's Board of Directors on March 28, 1989 (incorporated by reference to
              Exhibit 10.16 of Beckman Coulter's Annual Report to the
              Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1989, File No. 001-10109).
    *10.9 Amendment to Beckman Coulter's Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form
              S-8 Registration statement, filed January 13, 1998,
              Registration No. 33-31573).
    *10.10    Restricted Stock Agreement and Election (Cycle
              Three -- Economic Value Added Incentive Plan), adopted by
              Beckman Coulter in 1996 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report to the
              Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No.
              001-10109).
    *10.11    Form of Restricted Stock Agreement, dated as of January 3,
              1997, between Beckman Coulter and certain of its Executive
              Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended June 30, 1997, File No.
              001-10109).
    *10.12    Beckman Coulter's Supplemental Pension Plan, adopted by the
              Company October 24, 1990 (incorporated by reference to
              Exhibit 10.4 of Beckman Coulter's Annual Report to the
              Securities and Exchange Commission on Form 10-K for the fiscal year ended December, 31 1990, File No. 001-10109).
    *10.13    Amendment 1995-1 to Beckman Coulter's Supplemental Pension
              Plan, adopted by Beckman Coulter in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit 10.17 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended
              December 31, 1996, File No. 001-10109).
    *10.14    Amendment 1996-1 to Beckman Coulter's Supplemental Pension
              Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of Beckman Coulter's Annual
              Report to the Securities and Exchange Commission on Form
              10-K for the fiscal year ended December 31, 1996, File No.
              001-10109).

    *10.15    Stock Option Plan for Non-Employee Directors (Amended and
              Restated effective as of August 7, 1997), incorporated by reference to Exhibit 4.1 of Beckman Coulter's Registration
              Statement on Form S-8 filed with the Securities and Exchange
              Commission on October 8, 1997, Registration No. 333-37429.
    *10.16 Agreement Regarding Retirement Benefits of Albert Ziegler, dated June 16, 1995, between Beckman Coulter and Albert
              Ziegler (incorporated by reference to exhibit 10.22 of Beckman Coulter's Annual Report to the Securities and
              Exchange Commission on Form 10-K for the fiscal year ended
              December 31, 1995, File No. 001-10109).
    *10.17    Agreement Regarding Retirement Benefits of Fidencio M.
              Mares, adopted and dated April 30, 1996, between Beckman
              Coulter and Fidencio M. Mares (incorporated by reference to
              Exhibit 10.3 of Beckman Coulter's Quarterly Report to the
              Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
     10.18    Amendment 1997-1 to Beckman Coulter's Employees' Stock
              Purchase Plan, adopted effective January 1, 1998 and dated
              October 20, 1997 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
    *10.19    Beckman Coulter's Amended and Restated Deferred Directors'
              Fee Program, amended as of June 5, 1997 (incorporated by reference to Exhibit 10.6 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended September 30, 1997, File
              No. 001-10109).
    *10.20    Amendment 1997-2 to Beckman Coulter's Supplemental Pension
              Plan, adopted as of October 31, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarterly period ended September 30, 1997, File
              No. 001-10109).
    *10.21    Form of Restricted Stock Award Agreement between Beckman
              Coulter and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997,
              Registration No. 333-37429).
    *10.22    Form of Stock Option Grant for non-employee Directors
              (incorporated by reference to Exhibit 4.3 of Beckman
              Coulter's Registration Statement on Form S-8 filed with the
              Securities and Exchange Commission on October 8, 1997,
              Registration No. 333-37429).
    *10.23 Beckman Coulter's Employees' Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995,
              File No. 33-65155 (incorporated by reference to Exhibit
              10.29 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).
    *10.24    Beckman Coulter's Option Gain Deferral Program, dated
              January 14, 1998 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Form S-8
              Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No.
              333-24851).
    *10.25    Form of Coulter's Special Incentive Plan and Sharing Bonus
              Plan, assumed by Beckman Coulter October 31, 1997
              (incorporated by reference to Exhibit 10.38 of Beckman
              Coulter's Annual Report to the Securities and Exchange
              Commission on Form 10-K for the fiscal year ended December
              31, 1997, File No. 001-10109).

     10.26    Distribution Agreement, dated as of April 11, 1989, among
              SmithKline Beckman Corporation Beckman Coulter and Allergan,
              Inc. (incorporated by reference to Exhibit 3 to SmithKline
              Beckman Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989,
              File No. 1-4077).
     10.27    Amendment to the Distribution Agreement effective as of June
              1, 1989 between SmithKline Beckman Corporation, Beckman
              Coulter and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to Beckman Coulter's Form
              S-1 registration statement, File No. 33-28853).
     10.28    Cross-Indemnification Agreement between Beckman Coulter and
              SmithKline Beckman Corporation (incorporated by reference to
              Exhibit 10.1 of Amendment No. 1 to Beckman Coulter's Form
              S-1 registration statement, File No. 33-24572).
     10.29 Amendment No. 1 dated April 3, 1998 to the Credit Agreement by and among Beckman Coulter, as borrower, the Initial
              Lenders and the Issuing Banks named therein, and Citicorp
              USA, Inc. as Agent dated October 31, 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarter ended March 31, 1998, File No.
              001-10109).
    *10.30    Amendment No. 1998-1, adopted and effective as of April 2,
              1998 to Beckman Coulter's 1998 Incentive Compensation Plan
              (incorporated by reference to Exhibit 10.2 of Beckman
              Coulter's Quarterly Report to the Securities and Exchange
              Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
    *10.31 1998 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.3 of Beckman Coulter's Quarterly Report to the
              Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
     10.32    Lease Agreement made as of June 25, 1998 among Beckman
              Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust
              (incorporated by reference to Exhibit 2.5 of Beckman
              Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).
     10.33    Lease Agreement made as of June 25, 1998 between Beckman
              Coulter, Inc., and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.6 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange
              Commission on July 9, 1998, File No. 001-10109).
     10.34    Lease Agreement made as of June 25, 1998 between Coulter
              Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.7 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange
              Commission on July 9, 1998, File No. 001-10109).
     10.35    Lease Agreement made as of June 25, 1998 among Beckman
              Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo
              Alto Trust (incorporated by reference to Exhibit 2.8 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).
     10.36    Lease Modification Agreement made as of June 25, 1998 among
              Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea
              Trust (incorporated by reference to Exhibit 2.9 of the Company's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).
     10.37    Lease Modification Agreement made as of June 25, 1998 among
              Beckman Coulter, Inc. and Cardbeck Chaska Trust
              (incorporated by reference to Exhibit 2.10 of Beckman
              Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).

     10.38    Lease Modification Agreement made as of June 25, 1998 among
              Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.11 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange
              Commission on July 9, 1998, File No. 001-10109).
     10.39    Lease Modification Agreement made as of June 25, 1998 among
              Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI
              Palo Alto Trust (incorporated by reference to Exhibit 2.12 of Beckman Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File
              No. 001-10109).
     10.40    Guaranty of Lease, executed as of June 25, 1998, by Beckman
              Coulter, Inc. for the benefit of Cardbeck Miami Trust
              (incorporated by reference to Exhibit 2.13 of Beckman
              Coulter's current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No.
              001-10109).
    *10.41    Beckman Coulter's Amended and Restated Executive Deferred
              Compensation Plan dated October 28, 1998, effective as of
              September 1, 1998 (incorporated by reference to Exhibit 4.1 of Beckman Coulter's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69249).
    *10.42    Beckman Coulter's Amended and Restated Executive Restoration
              Plan dated October 28, 1998, effective as of September 1,
              1998 (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8 filed with the
              Securities and Exchange Commission on December 18,1998,
              Registration No. 333-69251).
    *10.43    Beckman Coulter's Amended and Restated Savings Plan dated
              December 24, 1998, effective as of September 1998
              (incorporated by reference to Exhibit 4.1 of Beckman
              Coulter's Registration Statement on Form S-8 filed with the
              Securities and Exchange Commission on February 10, 1999,
              Registration No. 333-72081).
    *10.44 Amendment 1998-1, adopted and effective as of April 2, 1998 to Beckman Coulter's 1998 Incentive Compensation Plan
              (incorporated by reference to Exhibit 10.2 of Beckman
              Coulter's Quarterly Report to the Securities and Exchange
              Commission on Form 10-Q for the quarterly period ended March
              31, 1998, File No. 001-10109)
    *10.45 1999 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the
              Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).
    *10.46 Amendment 1999-1, adopted October 22, 1999 and effective as of September 1, 1998, to the Beckman Coulter, Inc. Executive
              Restoration Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter's Quarterly Report to the Securities and
              Exchange Commission on Form 10-Q for the quarter ended
              September 30, 1999, File No. 001-10109).
    *10.47    Amendment 1999-2, adopted November 23, 1999, to the Beckman
              Coulter, Inc. 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Beckman Coulter's Annual
              Report to the Securities and Exchange Commission on Form
              10-K for the fiscal year ended December 31, 1999, File No.
              001-10109).
    *10.48    Amendment 1999-1, adopted December 20, 1999, to the Beckman
              Coulter, Inc. Savings Plan. (incorporated by reference to
              Exhibit 10.52 of Beckman Coulter's Annual Report to the
              Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
    *10.49    Change of Control Agreement between Beckman Coulter, Inc.
              and John P. Wareham, dated as of January 1, 2000
              (incorporated by reference to Exhibit 10.53 of Beckman
              Coulter's Annual Report to the Securities and Exchange
              Commission on Form 10-K for the fiscal year ended December
              31, 1999, File No. 001-10109).

    *10.50    2000 Annual Incentive Plan (AIP)(incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the
              Securities and Exchange Commission on Form 10-Q for the
              quarter ended March 31, 2000, File No. 001-10109).
    *10.51    Beckman Coulter, Inc. Savings Plan, Amendment 2000-1, dated
              June 5, 2000. (incorporated by reference to Exhibit 10.1 of
              Beckman Coulter's Quarterly Report to the Securities and
              Exchange Commission on Form 10-Q for the quarter ended June
              30, 2000, File No. 001-10109).
    *10.52    Beckman Coulter, Inc. Executive Deferred Compensation Plan,
              Amendment 2000-1, dated October 19, 2000 (incorporated by
              reference to Exhibit 10.1 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarter ended September 30, 2000, File No.
              001-10109).
    *10.53    Beckman Coulter, Inc. Executive Deferred Compensation Plan,
              Amendment 2000-2, dated October 19, 2000 (incorporated by
              reference to Exhibit 10.1 of Beckman Coulter's Quarterly
              Report to the Securities and Exchange Commission on Form
              10-Q for the quarter ended September 30, 2000, File No.
              001-10109).
    *10.54    Beckman Coulter, Inc. Executive Restoration Plan, Amendment
              2000-1, dated October 19, 2000 (incorporated by reference to
              Exhibit 10.3 of Beckman Coulter's Quarterly Report to the
              Securities and Exchange Commission on Form 10-Q for the
              quarter ended September 30, 2000, File No. 001-10109).
    *10.55    Form of Change in Control Agreement, dated as of January 1,
              2001, between Beckman Coulter, certain of its Executive
              Officers and certain other key employees.
    *10.56    Amendment 2000-2 adopted December 21, 2000 to the Beckman
              Coulter, Inc. Savings Plan
    *10.57    Executive Retention Incentive Program Summary (February
              2001)
     11.      Statement regarding computation of per share earnings: This information is incorporated by reference to the discussions of "Earnings (Loss) Per Share" located in Note 14 of the
              Consolidated Financial Statements of Beckman Coulter's
              Annual Report to Stockholders for the year ended December
              31, 1999.
     13.      The portion of Beckman Coulter's Annual Report to
              Stockholders for the year ended December 31, 2000 titled
              "Financial Results".
     21.      Subsidiaries.
     23.      Consent of KPMG LLP
     24.      Power of Attorney (included herein on the signature page).
     99.1     II. Valuation and Qualifying Accounts.

(b) Reports on Form 8-K During Fourth Quarter ended December 31, 2000.

     The following reports on Form 8-K were filed since September 30, 2000:

     "Beckman Coulter Announces Two-For-One Stock Split, Increases Dividend" filed October 6, 2000.

                             BECKMAN COULTER, INC.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

     The consolidated financial statements of Beckman Coulter and the related report of KPMG LLP, dated January 25, 2001 are incorporated by reference to the section entitled "Financial Results" filed as Exhibit 13 to this Form 10-K.

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

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                 /s/ JOHN P. WAREHAM                       Chairman of the Board,      February 1, 2001
-----------------------------------------------------  President and Chief Executive
                   John P. Wareham                                Officer

                 /s/ AMIN I. KHALIFA                    Vice President, Finance and    February 1, 2001
-----------------------------------------------------     Chief Financial Officer
                   Amin I. Khalifa                     (Principal Financial Officer)

                  /s/ JAMES B. GRAY                    Director/Controller (Principal  February 1, 2001
-----------------------------------------------------       Accounting Officer)
                    James B. Gray

                  /s/ HUGH K. COBLE                               Director             February 1, 2001
-----------------------------------------------------
                    Hugh K. Coble

                /s/ CAROLYNE K. DAVIS                             Director             February 1, 2001
-----------------------------------------------------
              Carolyne K. Davis, Ph.D.

                 /s/ PETER B. DERVAN                              Director             February 1, 2001
-----------------------------------------------------
               Peter B. Dervan, Ph.D.

                                                                  Director                       , 2001
-----------------------------------------------------
                  Ronald W. Dollens

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----
               /s/ CHARLES A. HAGGERTY                            Director             February 1, 2001
-----------------------------------------------------
                 Charles A. Haggerty

                  /s/ GAVIN HERBERT                               Director             February 1, 2001
-----------------------------------------------------
                  Gavin S. Herbert

                /s/ VAN B. HONEYCUTT                              Director             February 1, 2001
-----------------------------------------------------
                  Van B. Honeycutt

                                                                  Director                       , 2001
-----------------------------------------------------
               William N. Kelley, M.D.

               /s/ C. RODERICK O'NEIL                             Director             February 1, 2001
-----------------------------------------------------
                 C. Roderick O'Neil

                   /s/ BETTY WOODS                                Director             February 1, 2001
-----------------------------------------------------
                     Betty Woods

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                               EXHIBIT
-------                              -------
10.55      Form of Change in Control Agreement, dated as of January 1,
           2001, between Beckman Coulter, certain of its Executive
           Officers and certain other key employees.
10.56      Amendment 2000-2 adopted December 21, 2000 to the Beckman
           Coulter, Inc. Savings Plan
10.57      Executive Retention Incentive Program Summary (February
           2001)
13.        The portion of Beckman Coulter's Annual Report to
           Stockholders for the year ended December 31, 2000 titled
           "Financial Results".
21.        Subsidiaries
23.        Consent of KPMG LLP
99.1       II. Valuation and Qualifying Accounts