Form 10-Q
period 2001-03-31
BECKMAN COULTER INC
filed 2001-05-14
CIK 840467

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)
(X)Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2001

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


        APPLICABLE ONLY TO CORPORATE ISSUERS:

        Outstanding shares of common stock, $0.10 par value, as of April 27, 2001: 60,265,343 shares.

                                     PART I

                              FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Consolidated Statements of
               Operations for the three month periods
               ended March 31, 2001 and 2000

               Condensed Consolidated Balance Sheets
               as of March 31, 2001 and December 31, 2000

               Condensed Consolidated Statements of
               Cash Flows for the three month periods
               ended March 31, 2001 and 2000

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

Item 4.        Submission of Matters to a Vote of
               Security-Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

                              BECKMAN COULTER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in Millions, Except Amounts Per Share and Share Data)
                                    Unaudited

                                                     Three Months Ended
                                                          March 31,
                                                          ---------
                                                     2001          2000
                                                     ----          ----
      Sales                                         $ 432.7       $ 434.4
      Cost of sales                                   230.9         231.5
                                                    -------       -------
      Gross profit                                    201.8         202.9
                                                    -------       -------

      Operating costs and expenses:
        Selling, general and administrative           110.3         115.2
        Research and development                       42.2          40.9
                                                    -------       -------
          Total operating costs and expenses          152.5         156.1
                                                    -------       -------

      Operating income                                 49.3          46.8
                                                    -------       -------

      Nonoperating (income)and expense:
        Interest income                                (2.5)         (1.4)
        Interest expense                               16.4          18.6
        Other, net                                      1.5          (0.8)
                                                    -------       -------
          Total nonoperating expenses                  15.4          16.4
                                                    -------       -------

      Earnings before income taxes and
        accounting change                              33.9          30.4
      Income taxes                                     10.5           9.4
                                                    -------       -------

      Earnings before accounting change                23.4          21.0

      Cumulative effect of accounting change,
        net of income taxes of $1.8                     3.1            --
                                                    -------       -------

          Net earnings                              $  20.3       $  21.0
                                                    =======       =======

      Basic earnings per share:
        Before accounting change                    $  0.39       $  0.36
        Cumulative effect of accounting change        (0.05)           --
                                                    -------       -------
                                                    $  0.34       $  0.36
                                                    =======       =======

      Diluted earnings per share:
        Before accounting change                    $  0.37       $  0.35
        Cumulative effect of accounting change        (0.05)           --
                                                    -------       -------
                                                    $  0.32       $  0.35
                                                    =======       =======

      Weighted average number of shares
        outstanding (in thousands):
          Basic                                      59,998        58,191
          Diluted                                    63,346        60,363

      Dividends declared per share                  $ 0.085       $ 0.080

See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts in Millions, Except Amounts per Share)

                                                            March 31,    December 31,
                                                            ---------    ------------
                                                              2001           2000
                                                              ----           ----
                                                            unaudited
Assets
Current assets:
  Cash and equivalents                                      $   22.5       $   29.6
  Trade and other receivables                                  508.8          536.7
  Inventories                                                  359.0          332.1
  Other current assets                                          43.7           29.4
                                                            --------       --------
      Total current assets                                     934.0          927.8

Property, plant and equipment, net                             313.2          298.2
Goodwill, less accumulated amortization of $39.9 and
  $37.2 at March 31, 2001 and December 31, 2000,
  respectively                                                 329.5          331.7
Other intangibles, less accumulated amortization of
  $70.9 and $66.1 at March 31, 2001 and December 31,
  2000, respectively                                           377.8          382.7
Other assets                                                    87.4           77.8
                                                            --------       --------
      Total assets                                          $2,041.9       $2,018.2
                                                            ========       ========

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities of long-term
    debt                                                    $   24.9       $   52.1
  Accounts payable, accrued expenses and other
    liabilities                                                369.6          390.7
  Income taxes                                                  62.8           58.3
                                                            --------       --------

      Total current liabilities                                457.3          501.1

Long-term debt, less current maturities                        876.9          862.8
Other liabilities                                              324.6          310.4
                                                            --------       --------
      Total liabilities                                      1,658.8        1,674.3
                                                            --------       --------

Stockholders' equity:
  Preferred stock, $0.10 par value; authorized 10.0
    shares; none issued                                           --             --
  Common stock, $0.10 par value; authorized 300.0
    shares; shares issued and outstanding 60.2
    and 59.7 at March 31, 2001 and December 31, 2000,
    respectively                                                 6.0            6.0
  Additional paid-in capital                                   179.2          170.0
  Retained earnings                                            241.5          226.3
  Accumulated other comprehensive income (loss):
    Cumulative foreign currency translation adjustment         (53.7)         (58.4)
    Derivatives qualifying as hedges                            10.1             --
                                                            --------       --------
      Total stockholders' equity                               383.1          343.9
                                                            --------       --------
      Total liabilities and stockholders' equity            $2,041.9       $2,018.2
                                                            ========       ========

See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)
                                    Unaudited

                                                           Three Months Ended
                                                                March 31,
                                                                ---------
                                                            2001        2000
                                                            ----        ----
Cash Flows from Operating Activities
  Net earnings                                             $20.3       $21.0
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                         33.3        33.0
      Cumulative effect of accounting change, net of
        tax                                                  3.1          --
      Net deferred income taxes                              0.5         0.3
      Proceeds from sales of sales-type lease
        receivables                                         18.5        29.9
      Changes in assets and liabilities:
        Trade and other receivables                         10.1        28.1
        Inventories                                        (24.4)      (37.6)
        Accounts payable, accrued expenses and other
          liabilities                                      (33.6)      (68.2)
        Income taxes payable                                 6.3         3.4
        Other                                               14.2         6.2
                                                           -----       -----
            Net cash provided by operating activities       48.3        16.1
                                                           -----       -----

Cash Flows from Investing Activities
  Additions to property, plant and equipment               (39.8)      (37.1)
  Proceeds from disposal of property, plant and
    equipment                                                0.5         0.9
  Proceeds from sale of certain clinical chemistry
    assets                                                   0.2        12.0
                                                           -----       -----
            Net cash used by investing activities          (39.1)      (24.2)
                                                           -----       -----

Cash Flows from Financing Activities
  Dividends to stockholders                                 (5.1)       (4.7)
  Proceeds from issuance of stock                            9.2         8.6
  Notes payable reductions                                 (26.7)       (1.2)
  Long-term debt borrowings                                  7.9          --
  Long-term debt reductions                                 (1.4)      (18.5)
                                                           -----       -----
            Net cash used by financing activities          (16.1)      (15.8)
                                                           -----       -----

Effect of exchange rates on cash and equivalents            (0.2)       (1.3)
                                                           -----       -----
Decrease in cash and equivalents                            (7.1)      (25.2)
Cash and equivalents - beginning of period                  29.6        34.4
                                                           -----       -----
Cash and equivalents - end of period                       $22.5       $ 9.2
                                                           =====       =====

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                               $16.9       $17.3
    Income taxes                                           $ 4.1       $ 6.3
  Noncash investing and financing activities:
    Purchase of equipment under capital lease              $ 1.3       $ 0.4

See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.
              Notes To Condensed Consolidated Financial Statements
                                 March 31, 2001
                                    Unaudited

1.  Report by Management

The Company prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted.

The financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company's results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in Beckman Coulter's annual report on Form 10-K for the year ended December 31, 2000.

Revenues, expenses, assets and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.


2.  Accounting Change

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in other nonoperating (income)/expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in other comprehensive income ("OCI") and is subsequently recognized in other nonoperating (income)/expense when the hedged future foreign currency cash flows are received. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other nonoperating (income)/expense.

The adoption of SFAS 133 resulted in a cumulative after-tax reduction to income of $3.1 million (net of income taxes of $1.8 million).

3.  Derivatives

The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no underlying exposures. The following discusses in more detail the Company's foreign currency and interest rate exposures and related derivative instruments.

Foreign Currency
The Company manufactures its products principally in the United States, but generates approximately 45% of its revenues from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary's local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or "foreign currency contracts") to hedge the foreign currency exposure resulting from cash flows attributable to anticipated intercompany transactions. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. Prior to the date of adoption of SFAS 133, the Company's existing foreign currency contracts were characterized as fair value hedges. The effect of the re-characterization to cash flow hedges on January 1, 2001 was not material.

The Company also uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

For options designated as cash flow hedges, changes in time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness associated with the Company's cash flow hedges was $0.5 million for the three months ended March 31, 2001. No hedge ineffectiveness was recognized on the Company's fair value hedges during the three months ended March 31, 2001. No fair value or cash flow hedges were discontinued for the three months ended March 31, 2001.

Derivative gains and losses included in OCI are reclassified into other nonoperating (income)/expense at the time the hedged future foreign currency cash flows are received. The Company estimates that the $10.1 million unrealized gain included in OCI at March 31, 2001 will be reclassified to other nonoperating (income)/expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

Interest Rate
The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

In March 1998, the Company entered into reverse interest rate swap contracts totaling $300.0 million associated with the issuance of the $400.0 million Senior Notes. Pursuant to the reverse interest rate swap agreements, as amended, the Company receives an average fixed interest rate of 6.2% and pays a floating interest rate (5.1% at March 31, 2001). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective pursuant to SFAS 133 as all significant terms of the Senior Notes and the reverse interest rate swap contracts match. At March 31, 2001, the fair value of the reverse interest rate swaps was $8.4 million and is included in other assets. The offsetting $8.4 million credit is included in long-term debt as a fair value adjustment to the Senior Notes.


4.  Comprehensive Income

The Company's components of comprehensive income include net earnings, foreign currency adjustments and derivatives qualifying as hedges, as follows (in millions):

                                               Three Months Ended
                                               ------------------
                                                    March 31,
                                                    ---------
                                                2001        2000
                                                ----        ----
Net earnings                                   $20.3       $21.0
                                               -----       -----
  Foreign currency translation adjustment        4.7       (11.3)
                                               -----       -----
  Derivatives qualifying as hedges:
    Net derivative gains                        10.9          --
    Reclassifications to income                 (0.8)         --
                                               -----       -----
                                                10.1          --
                                               -----       -----
Comprehensive income                           $35.1       $ 9.7
                                               =====       =====

5.  Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share ("EPS") before accounting change (in millions, except amounts per share):

                                               Three Months Ended March 31,
                         -----------------------------------------------------------------------
                                       2001                                   2000
                         --------------------------------       --------------------------------
                         Earnings
                         Before                    Per                                    Per
                         Accounting                Share        Net                       Share
                         Change        Shares      Amount       Earnings      Shares      Amount
                         ----------    ------      ------       --------      ------      ------
Basic EPS:
 Net earnings              $23.4         60.0       $0.39         $21.0         58.2       $0.36
 Effect of dilutive
    stock options             --          3.3       (0.02)           --          2.2       (0.01)
                           -----        -----       -----         -----        -----       -----
Diluted EPS:
 Net earnings              $23.4         63.3       $0.37         $21.0         60.4       $0.35
                           =====        =====       =====         =====        =====       =====

At March 31, 2001 and 2000, there were 1.4 million and 1.3 million shares, respectively, relating to the possible exercise of outstanding stock options that were not included in the computation of diluted EPS as their effect would have been anti-dilutive.


6.  Sale of Receivables

During the three months ended March 31, 2001, the Company sold certain sales-type lease receivables as part of the Company's plan to reduce debt. The net book value of financial assets sold was $17.4 million for which the Company received $18.5 million in cash proceeds. During the three months ended March 31, 2000, the Company sold similar assets with a net book value of $29.8 million for cash proceeds of $29.9 million. The transactions were accounted for as asset sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The sales are subject to certain recourse and servicing provisions, and as such the Company has established reserves for these probable liabilities.


7.  Inventories

Inventories consisted of the following (in millions):

                                       March 31, 2001   December 31, 2000
                                       --------------   -----------------
Finished products                          $235.3            $214.0
Raw materials, parts and assemblies         101.1              95.7
Work in process                              22.6              22.4
                                           ------            ------
                                           $359.0            $332.1
                                           ======            ======

8.  Contingencies

In December 1999, Streck Laboratories, Inc. ("Streck") sued Beckman Coulter and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. The Company, on behalf of itself and Coulter Corporation, denied liability and filed a counterclaim against Streck for patent infringement. Beckman Coulter and Streck continue to conduct discovery and trial is currently scheduled for March 2002. The Company believes that there is no reasonable basis to conclude that this litigation could lead to an outcome that would have a material adverse effect on its consolidated operations or financial position.

In addition to the above matter, the Company is involved in a number of other lawsuits, which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any such lawsuits will have a material adverse effect on its results of operations, financial position or liquidity.

9.  Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. The Company's organization has two reportable segments: (1) clinical diagnostics and (2) life science research. The clinical diagnostics segment encompasses diagnostic applications, principally in hospital laboratories. The life science research segment includes life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. All corporate activities including financing transactions are captured in a central services "Center", which is reflected in the table below. The Company evaluates performance based on profit or loss from operations. Although primarily operating in the same industry, reportable segments are managed separately, since each business requires different marketing strategies and has different customers.

During the quarter ended March 31, 2001, the Company announced the formation of three divisions aligned with the biomedical testing continuum: Life Science Research, Specialty Testing and Clinical Diagnostics. Implementation is expected by year-end, with revised segment reporting beginning in the first quarter of 2002.

(in millions)                      For the quarters ended
                                   ----------------------
                                          March 31,
                                          ---------
                                    2001            2000
                                    ----            ----
Net sales
  Clinical diagnostics             $348.0          $353.1
  Life science research              84.7            81.3
  Center                               --              --
                                   ------          ------
      Consolidated                 $432.7          $434.4
                                   ======          ======

Operating income (loss)
  Clinical diagnostics             $ 54.6          $ 57.1
  Life science research              10.4             7.0
  Center                            (15.7)          (17.3)
                                   ------          ------
      Consolidated                 $ 49.3          $ 46.8
                                   ======          ======

Interest income
  Clinical diagnostics             $ (1.0)         $ (0.7)
  Life science research                --              --
  Center                             (1.5)           (0.7)
                                   ------          ------
      Consolidated                 $ (2.5)         $ (1.4)
                                   ======          ======

Interest expense
  Clinical diagnostics             $   --          $   --
  Life science research                --              --
  Center                             16.4            18.6
                                   ------          ------
      Consolidated                 $ 16.4          $ 18.6
                                   ======          ======

Sales to external customers
  Americas                         $281.6          $262.5
  Europe                            103.0           122.4
  Asia                               48.1            49.5
                                   ------          ------
       Consolidated                $432.7          $434.4
                                   ======          ======

                          March 31, 2001      December 31, 2000
                          --------------      -----------------
Total assets
  Clinical diagnostics       $1,381.0             $1,356.8
  Life science research         186.9                201.7
  Center                        474.0                459.7
                             --------             --------
      Consolidated           $2,041.9             $2,018.2
                             ========             ========

Long-lived assets
  Americas                   $1,013.7             $  997.7
  Europe                         75.5                 72.8
  Asia                           18.7                 19.9
                             --------             --------
       Consolidated          $1,107.9             $1,090.4
                             ========             ========

10. Debt Financing and Guarantor Subsidiaries

In March 1998, the Company issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008 (the "Offering"). In connection with the Offering, certain of the Company's subsidiaries (the "Guarantor Subsidiaries") jointly, fully, severally and unconditionally guaranteed such notes. Pursuant to Securities and Exchange Commission regulations, certain condensed financial information about the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries is required to be disclosed. The following provides this required financial information. Note that the Company used the equity method of accounting for its investments in subsidiaries and the Guarantor Subsidiaries' investments in Non-Guarantor Subsidiaries.

                                                                 Non-
                                                  Guarantor      Guarantor
                                                  Subsi-         Subsi-          Elimina-        Consoli-
                                   Parent         diaries        diaries         tions           dated
                                   ------         -------        -------         -----           -----
Condensed Consolidated
Statement of Operations
Quarter ended
March 31, 2001

Sales                              $ 349.5        $  69.3        $ 202.2         $(188.3)        $ 432.7
Operating costs and
  expenses:
    Cost of sales                    216.1           53.9          148.2          (187.3)          230.9
    Selling, general and
      administrative                  61.0            9.8           39.5              --           110.3
    Research and
      development                     24.3           16.8            1.1              --            42.2
                                   -------        -------        -------         -------         -------
        Operating income
          (loss)                      48.1          (11.2)          13.4            (1.0)           49.3
Nonoperating (income)
  expenses                            13.3            3.4           (0.7)           (0.6)           15.4
                                   -------        -------        -------         -------         -------
Earnings (loss) before
  income taxes and
  accounting change                   34.8          (14.6)          14.1            (0.4)           33.9
Income tax expense
  (benefit)                           10.8           (4.5)           4.4            (0.2)           10.5
                                   -------        -------        -------         -------         -------
Earnings (loss) before
  accounting change                   24.0          (10.1)           9.7            (0.2)           23.4
Cumulative effect of
  accounting change                    3.1             --             --              --             3.1
                                   -------        -------        -------         -------         -------

        Net earnings (loss)        $  20.9        $ (10.1)       $   9.7         $  (0.2)        $  20.3
                                   =======        =======        =======         =======         =======

                                                                 Non-
                                                  Guarantor      Guarantor
                                                  Subsi-         Subsi-          Elimina-        Consoli-
                                   Parent         diaries        diaries         tions           dated
                                   ------         -------        -------         -----           -----
Condensed Consolidated
Statement of Operations
Quarter ended
March 31, 2000

Sales                              $ 330.3        $  75.7        $ 222.7         $(194.3)        $ 434.4
Operating costs and
  expenses:
    Cost of sales                    202.6           55.9          169.5          (196.5)          231.5
    Selling, general and
      administrative                  61.3           12.6           41.3              --           115.2
    Research and
      development                     24.2           15.4            1.3              --            40.9
                                   -------        -------        -------         -------         -------
        Operating income
          (loss)                      42.2           (8.2)          10.6             2.2            46.8
Nonoperating (income)
  expense                             13.8            3.4           (0.7)           (0.1)           16.4
                                   -------        -------        -------         -------         -------
Earnings (loss) before
  income taxes                        28.4          (11.6)          11.3             2.3            30.4
Income taxes expense
  (benefit)                            8.8           (3.1)           3.0             0.7             9.4
                                   -------        -------        -------         -------         -------
        Net earnings (loss)        $  19.6        $  (8.5)       $   8.3         $   1.6         $  21.0
                                   =======        =======        =======         =======         =======

                                                                     Non-
                                                   Guarantor         Guarantor
                                                   Subsi-            Subsi-         Elimina-          Consoli-
                                  Parent           diaries           diaries        tions             dated
                                  ------           -------           -------        -----             -----
Condensed Consolidated
Balance Sheet
March 31, 2001

Assets:
  Cash and equivalents           $   (39.8)        $    (9.1)        $    71.4      $      --         $    22.5
  Trade and other
    receivables                      240.7               3.6             264.5             --             508.8
  Inventories                        237.3              40.7             117.4          (36.4)            359.0
  Other current assets               912.2           1,104.4              58.0       (2,030.9)             43.7
                                 ---------         ---------         ---------      ---------         ---------
       Total current
         assets                    1,350.4           1,139.6             511.3       (2,067.3)            934.0
  Property, plant and
    equipment, net                   184.3              88.6             108.5          (68.2)            313.2
  Goodwill, net                        9.6             319.9                --             --             329.5
  Other intangibles, net              27.9             346.2               3.7             --             377.8
  Other assets                     1,093.7              23.7             281.8       (1,311.8)             87.4
                                 ---------         ---------         ---------      ---------         ---------
       Total assets              $ 2,665.9         $ 1,918.0         $   905.3      $(3,447.3)        $ 2,041.9
                                 =========         =========         =========      =========         =========

Liabilities:
  Notes payable and
    current maturities
    of long-term debt            $     3.9         $     0.1         $    20.9      $      --         $    24.9
  Accounts payable and
    accrued expenses                 250.7              25.0              93.9             --             369.6
  Other current
    liabilities                      876.4             612.4              96.9       (1,522.9)             62.8
                                 ---------         ---------         ---------      ---------         ---------
       Total current
         liabilities               1,131.0             637.5             211.7       (1,522.9)            457.3
  Long-term debt, less
    current maturities               823.6                --              53.3             --             876.9
  Other liabilities                  333.9             589.8              40.4         (639.5)            324.6
                                 ---------         ---------         ---------      ---------         ---------
       Total liabilities           2,288.5           1,227.3             305.4       (2,162.4)          1,658.8
Total stockholders'
  equity                             377.4             690.7             599.9       (1,284.9)            383.1
                                 ---------         ---------         ---------      ---------         ---------
       Total liabilities
        and stockholders'
        equity                   $ 2,665.9         $ 1,918.0         $   905.3      $(3,447.3)        $ 2,041.9
                                 =========         =========         =========      =========         =========

                                                                     Non-
                                                   Guarantor         Guarantor
                                                   Subsi-            Subsi-         Elimina-          Consoli-
                                  Parent           diaries           diaries        tions             dated
                                  ------           -------           -------        -----             -----
Condensed Consolidated
Balance Sheet
December 31, 2000

Assets:
  Cash and equivalents           $   (28.3)        $    (4.3)        $    62.2      $      --         $    29.6
  Trade and other
    receivables                      258.6               3.7             274.4             --             536.7
  Inventories                        221.7              38.2             103.3          (31.1)            332.1
  Other current assets               814.1           1,028.4              51.7       (1,864.8)             29.4
                                 ---------         ---------         ---------      ---------         ---------
       Total current
         assets                    1,266.1           1,066.0             491.6       (1,895.9)            927.8

  Property, plant and
    equipment, net                   172.1              86.3             109.9          (70.1)            298.2
  Goodwill, net                       10.7             321.0                --             --             331.7
  Other intangibles, net              26.9             350.2               5.6             --             382.7
  Other assets                     1,308.2              22.3             300.8       (1,553.5)             77.8
                                 ---------         ---------         ---------      ---------         ---------
       Total assets              $ 2,784.0         $ 1,845.8         $   907.9      $(3,519.5)        $ 2,018.2
                                 =========         =========         =========      =========         =========

Liabilities:
  Notes payable and
    current maturities
    of long-term debt            $    32.8         $     0.1         $    19.2      $      --         $    52.1
  Accounts payable and
    accrued expenses                 301.1              24.6              76.7          (11.7)            390.7
  Other current
    liabilities                      832.1             539.3              99.4       (1,412.5)             58.3
                                 ---------         ---------         ---------      ---------         ---------
       Total current
         liabilities               1,166.0             564.0             195.3       (1,424.2)            501.1
  Long-term debt, less
    current maturities               806.9                --              55.9             --             862.8
  Other liabilities                  473.5             581.0              41.7         (785.8)            310.4
                                 ---------         ---------         ---------      ---------         ---------
       Total liabilities           2,446.4           1,145.0             292.9       (2,210.0)          1,674.3
Total stockholders'
  equity                             337.6             700.8             615.0       (1,309.5)            343.9
                                 ---------         ---------         ---------      ---------         ---------
       Total liabilities
         and stockholders'
         equity                  $ 2,784.0         $ 1,845.8         $   907.9      $(3,519.5)        $ 2,018.2
                                 =========         =========         =========      =========         =========

                                                                               Non-
                                                                Guarantor      Guarantor
                                                                Subsi-         Subsi-        Consoli-
                                                  Parent        diaries        diaries       dated
                                                  ------        -------        -------       -----
Condensed Consolidated
Statement of Cash Flows
Quarter Ended March 31, 2001

Net cash provided (used) by operating
  activities                                      $  6.5        $ (4.2)        $ 46.0        $ 48.3
                                                  ------        ------         ------        ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                      (26.1)         (3.0)         (10.7)        (39.8)
  Proceeds from sale of instruments leased
    to customers under operating lease
    arrangements                                      --            --            0.2           0.2
  Proceeds from disposal of property,
    plant and equipment                               --           0.5             --           0.5
                                                  ------        ------         ------        ------
        Net cash used by investing
          activities                               (26.1)         (2.5)         (10.5)        (39.1)
                                                  ------        ------         ------        ------

Cash flows from financing activities:
  Dividends to stockholders                         (5.1)           --             --          (5.1)
  Proceeds from issuance of stock                    9.2            --             --           9.2
  Notes payable (reductions) borrowings            (29.0)           --            2.3         (26.7)
  Net intercompany (reductions)
    borrowings                                      24.1           1.9          (26.0)           --
  Long-term debt (reductions) borrowings             8.9            --           (2.4)          6.5
                                                  ------        ------         ------        ------
        Net cash (used) provided by
          financing activities                       8.1           1.9          (26.1)        (16.1)
                                                  ------        ------         ------        ------

Effect of exchange rates on cash and
  equivalents                                         --            --           (0.2)         (0.2)
                                                  ------        ------         ------        ------

(Decrease) increase in cash and
  equivalents                                      (11.5)         (4.8)           9.2          (7.1)
Cash and equivalents - beginning of
  period                                           (28.3)         (4.3)          62.2          29.6
                                                  ------        ------         ------        ------
Cash and equivalents - end of period              $(39.8)       $ (9.1)        $ 71.4        $ 22.5
                                                  ======        ======         ======        ======

                                                                               Non-
                                                                Guarantor      Guarantor
                                                                Subsi-         Subsi-        Consoli-
                                                  Parent        diaries        diaries       dated
                                                  ------        -------        -------       -----
Condensed Consolidated
Statement of Cash Flows
Quarter Ended March 31, 2000

Net cash provided (used) by operating
  activities                                      $(43.0)       $ (6.1)        $ 65.2        $ 16.1
                                                  ------        ------         ------        ------

Cash flows from investing activities:
  Additions to property, plant and
    equipment                                      (19.6)         (1.5)         (16.0)        (37.1)
  Proceeds from sale of instruments leased
    to customers under operating lease
    arrangements                                      --            --           12.0          12.0
  Proceeds from disposal of property,
    plant and equipment                               --            --            0.9           0.9
                                                  ------        ------         ------        ------
        Net cash used by investing
          activities                               (19.6)         (1.5)          (3.1)        (24.2)
                                                  ------        ------         ------        ------

Cash flows from financing activities:
  Dividends to stockholders                         (4.7)           --             --          (4.7)
  Proceeds from issuance of stock                    8.6            --             --           8.6
  Notes payable (reductions) borrowings              5.7          (0.3)          (6.6)         (1.2)
  Net intercompany (reductions)
    borrowings                                      35.4            --          (35.4)           --
  Long-term debt reductions                        (17.3)           --           (1.2)        (18.5)
                                                  ------        ------         ------        ------
        Net cash (used) provided by
          financing activities                      27.7          (0.3)         (43.2)        (15.8)
                                                  ------        ------         ------        ------

Effect of exchange rates on cash and
  equivalents                                         --            --           (1.3)         (1.3)
                                                  ------        ------         ------        ------

(Decrease) increase in cash and
  equivalents                                      (34.9)         (7.9)          17.6         (25.2)
Cash and equivalents - beginning of
  period                                            (5.3)          3.7           36.0          34.4
                                                  ------        ------         ------        ------
Cash and equivalents - end of period              $(40.2)       $ (4.2)        $ 53.6        $  9.2
                                                  ======        ======         ======        ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems which consist of instruments, chemistries, software and supplies that meet a variety of laboratory needs. Our products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic tools found in hospitals and physicians' offices. We compete in market segments that totaled approximately $31 billion in annual sales worldwide in 1999, and we currently have products which address approximately half of that market.

Our product lines cover virtually all blood tests routinely performed in hospital laboratories and include a range of systems for medical and pharmaceutical research. We offer a wide range of instrument systems and related products, including reagents, consumables, accessories and support services in both the clinical diagnostics and life science research segments. We have more than 175,000 systems operating in laboratories around the world, with approximately two-thirds of annual revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in approximately 130 countries, generating approximately 45% of revenues outside the United States. Our strategy is to maintain our position as a leading provider of laboratory systems. To this end, we achieved the following significant milestones during the quarter ended March 31, 2001:

    - Announced the formation of three divisions aligned with the biomedical testing continuum: Life Science Research, Specialty Testing and Clinical Diagnostics. Implementation is expected by year-end, with revised segment reporting beginning in the first quarter of 2002.

    - Extended the original three-year chemistry contract with Novation for an additional two years, which is expected to generate $144 million in revenue through December 31, 2002.

    - Shipped both the new Span-8 and 384-well pipetting options for the Biomek(R) FX laboratory automation workstation, dramatically expanding the utility of the robotic automation system in specialty and discovery testing.

    - Signed an agreement with Biopool International dba XTRANA, Inc. to distribute its DNA extraction kits for use on Beckman Coulter's laboratory automation systems.

Results of Operations

On a constant currency basis, and excluding a one-time asset sale during the quarter ended March 31, 2000 (see below for discussion), sales increased 6.5% in the first quarter of 2001. Reported sales were $432.7 million during the quarter ended March 31, 2001, a decrease of 0.4% compared to reported sales of $434.4 million in the same period in the prior year. The following provides key product and geographical sales information (amounts in millions):

KEY PRODUCT SALES                               Q1 2001                            Q1 2001
                                                -------                            -------
                                                                       Excluding One-time Asset Sale*
                                                                       ------------------------------
                                                          Constant                      Constant
                                               Reported   Currency          Reported    Currency
                                      $        Growth %   Growth %          Growth %    Growth %
                                   --------    --------   --------          --------    --------
Routine Chemistry                   $123.5        (8.1)      (5.9)              4.8        7.4
Immunodiagnostics                     85.3         9.9       12.5               9.9       12.5
                                    ------      ------     ------            ------     ------
   Total Chemistry                   208.8        (1.5)       0.8               6.9        9.4

Hematology                            91.0        (5.1)      (2.5)             (5.1)      (2.5)
Cytometry                             39.8         6.7       11.0               6.7       11.0
                                    ------      ------     ------            ------     ------
   Total Cellular Analysis           130.8        (1.8)       1.3              (1.8)       1.3

Particle Characterization              8.4         6.3       10.1               6.3       10.1
                                    ------      ------     ------            ------     ------
   Total Clinical Diagnostics        348.0        (1.4)       1.2               3.4        6.2
                                    ------      ------     ------            ------     ------

Robotic Auto./Genetic Analysis        25.9        22.7       27.5              22.7       27.5
Centrifuge/Analytical
  Systems                             58.8        (2.3)       1.0              (2.3)       1.0
                                    ------      ------     ------            ------     ------
   Total Life Science Research        84.7         4.2        7.9               4.2        7.9
                                    ------      ------     ------            ------     ------

   Total Beckman Coulter            $432.7        (0.4)       2.5               3.6        6.5
                                    ======      ======     ======            ======     ======

GEOGRAPHICAL SALES                              Q1 2001                            Q1 2001
                                                -------                            -------
                                                                       Excluding One-time Asset Sale*
                                                                       ------------------------------
                                                          Constant                      Constant
                                               Reported   Currency          Reported    Currency
                                      $        Growth %   Growth %          Growth %    Growth %
                                   --------    --------   --------          --------    --------
Clinical Diagnostics
   Americas                         $230.9         7.5        7.8               7.5        7.8
   Europe                             82.2       (18.7)     (12.4)             (2.7)       4.9
   Asia                               34.9        (6.4)        --              (6.4)        --
                                    ------      ------     ------            ------     ------
      Total Clinical
        Diagnostics                  348.0        (1.4)       1.2               3.4        6.2
                                    ------      ------     ------            ------     ------

Life Science Research
   Americas                           50.7         6.1        6.5               6.1        6.5
   Europe                             20.8        (2.3)       5.6              (2.3)       5.6
   Asia                               13.2         8.2       17.2               8.2       17.2
                                    ------      ------     ------            ------     ------
      Total Life Science
        Research                      84.7         4.2        7.9               4.2        7.9
                                    ------      ------     ------            ------     ------

Total Beckman Coulter
   Americas                          281.6         7.3        7.6               7.3        7.6
   Europe                            103.0       (15.8)      (9.2)             (2.6)       5.0
   Asia                               48.1        (2.8)       4.2              (2.8)       4.2
                                    ------      ------     ------            ------     ------

      Total Beckman Coulter         $432.7        (0.4)       2.5               3.6        6.5
                                    ======      ======     ======            ======     ======

* Percentages have been adjusted to exclude the one-time $16.6 million sale of clinical chemistry assets in Spain to a third party distributor in Q1 2000.

Sales during the quarter ended March 31, 2001 were affected by the following:

    - Robotic automation & genetic analysis sales grew 27.5% in constant currency, driven by placements of the Biomek(R) FX laboratory automation workstation.

    - Immunodiagnostics sales grew 12.5% in constant currency, led by a more than 40% increase in Access(R) immunoassay product sales.

    - Routine chemistry sales grew 7.4% in constant currency excluding the one-time sale of clinical chemistry assets in Spain in the first quarter of 2000. Sales were driven by a 33% increase in placements of SYNCHRON(R) family clinical systems.

Gross profit as a percentage of sales in the first quarter of 2001 was 46.6%,
0.1 percentage points lower than the same period in the prior year. The reported decrease in gross profit is mainly due to the effects of currency fluctuations relative to the U.S. dollar. On a constant currency basis, gross profit in the first quarter of 2001 was 47.4%, 0.7 percentage points higher than in the same period in the prior year.

Selling, general and administrative expenses ("SG&A") decreased $4.9 million to $110.3 million or 25.5% of sales in the first quarter of 2001 from $115.2 million or 26.5% of sales in the first quarter of 2000. The decrease in SG&A is primarily due to a $3.8 million reversal of an accrual associated with a cross-licensing agreement. Excluding this accrual reversal, SG&A would have been $114.1 million, or 26.4% of sales.

Research and Development ("R&D") expenses increased $1.3 million to $42.2 million in the first quarter of 2001 from $40.9 million in the first quarter of 2000. The increase is primarily due to increased R&D expenses associated with our Immunomics operation.

Interest expense decreased $2.2 million to $16.4 million in the first quarter of 2001 from $18.6 million in the first quarter of 2000. The decrease from the prior year quarter was due to debt reduction and lower interest rates.

Other nonoperating (income) expense was $1.5 million for the quarter ended March 31, 2001 and primarily consisted of the following:

    - a write-down of $4.7 million for an equity investment in point-of-care testing;

    -   foreign currency related activity of $(2.0) million; and

    - a gain on the sale of certain sales-type lease receivables of $(0.9) million (see Note 6 "Sale of Receivables").

Earnings before the accounting change were $23.4 million for the first quarter of 2001 or $0.37 per diluted share compared to $21.0 million or $0.35 per diluted share in 2000. The increase in earnings before the accounting change is due to the various reasons discussed previously.

Effective January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of this standard resulted in an after-tax reduction to income of $3.1 million (net of income taxes of $1.8 million). Including this accounting change, net earnings were $20.3 million or $0.32 per diluted share. See Note 2 "Accounting Change" for further discussion.

Financial Condition

As discussed in greater detail in our 2000 annual report, we are a leveraged company. Although the debt-to-capital ratio has improved from 72.7% at December 31, 2000 to 70.2% at March 31, 2001, among other things, our high level of debt:

    - increases our vulnerability to general adverse economic and industry conditions;

    - could limit our ability to obtain additional financing on favorable terms; and

    - requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At March 31, 2001, we are in compliance with such financial ratios and tests.

Operating activities provided cash of $48.3 million in the first three months of 2001 compared to $16.1 million in the first three months of the prior year. The primary contributors were:

    - cash paid to settle accounts payable, accrued expenses and other liabilities were $33.6 million in 2001 as compared to $68.2 million in 2000; and

    - increases in inventories used $24.4 million in 2001 as compared to $37.6 million in 2000;

These contributors were partially offset by the following:

    - proceeds from sales of sales-type lease receivables of $18.5 million in 2001 versus $29.9 million in 2000; and

    - reductions in trade and other receivables of $10.1 million in 2001 versus $28.1 million in 2000.

In 2001, investing activities used $39.1 million of net cash primarily consisting of $39.8 million of additions to property, plant and equipment. In 2000, investing activities used $24.2 million of net cash, primarily consisting of $37.1 million of net capital purchases, partially offset by $12.0 million in proceeds from the sale of clinical chemistry assets in Spain.

Net cash used by financing activities was $16.1 million for the three-month period in 2001 compared to $15.8 million in 2000. Net cash paid to reduce our debt was $20.2 million and $19.7 million during 2001 and 2000, respectively. Additionally, we paid $5.1 million and $4.7 million in dividends to our stockholders in 2001 and 2000, respectively. These amounts were partially offset by proceeds received from the issuance of stock of $9.2 million and $8.6 million in 2001 and 2000, respectively.

Our strategies for growth require a flexible infrastructure. As a result of an aggressive acquisition schedule in 1996 and 1997, there are multiple systems and processes currently in use throughout the Company. We have chosen to implement an Oracle enterprise resource planning system ("ERP") to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes. We expect the majority of the work to implement these new systems will take place in 2001 and 2002 with completion expected in 2003. If we are unable to implement and effectively manage the transition to this new integrated system, our future consolidated operating results could be adversely affected.

In addition to the decline in our debt-to-capital ratio mentioned previously, the ratio of current assets to current liabilities ("current ratio") improved to
2.0 at March 31, 2001 from 1.9 at December 31, 2000. The improvement is primarily due to a decrease in current liabilities associated with lower levels of notes payable and current maturities of long-term debt and accounts payable, accrued expenses and other liabilities. Based upon current levels of operations, anticipated cost savings and future growth, we believe that our cash flow from operations, together with available borrowings under the credit facility and other sources of liquidity (including other credit facilities, leases and any other available financing sources) will be adequate to meet our anticipated requirements until the maturity of the credit facility in October 2002. Given our history of debt reductions, we expect that we will have paid down a substantial amount of our credit facility by its maturity. As such, we expect that we will have the flexibility to evaluate various types of financing including, but not limited to, various forms of debt and/or commercial paper. There can be no assurance, however, that our business will continue to generate cash flows at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and ability to service or refinance our existing indebtedness, including the credit facility, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

In March 2001, we paid a quarterly cash dividend of $0.085 per share of common stock, for a total of $5.1 million.


Business Climate

The clinical diagnostics and life science research markets are highly competitive with many manufacturers around the world. These markets continue to be unfavorably impacted by the economic weakness in parts of Europe and Asia and government and healthcare cost containment initiatives in general. The life science research market also continues to be affected by governmental constraints on research and development spending outside the United States.

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

With our leadership position in cellular analysis and our extensive capabilities in routine chemistry and immunodiagnostics, we are able to offer a broad range of automated systems that together can perform more than 75% of a hospital laboratory's test volume and essentially 100% of the blood tests that are considered routine. We believe we are able to provide significant value-added benefits, enhanced through our expertise in simplifying and automating laboratory processes, to our customers.

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

    -   technological innovation in bioanalytical practice;

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

In addition to the business climate factors discussed previously, certain economic factors may influence our business:

    - currency fluctuations - as approximately 45% of our revenues are generated outside the United States and given the recent fluctuations in foreign currencies, we may experience volatility in sales and operating income; and

    - interest rates - as approximately 70% of our debt is under variable interest rate terms. This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.


Forward Looking Statements


This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

    -   the schedule for completion of our ERP program;

    -   anticipated debt reduction;

    -   our business strategy;

    -   anticipated trends in our business; and

    -   our liquidity requirements and capital resources.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

    -   unanticipated delays in completing our ERP program;

    -   anticipated debt reduction;

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We attempt to limit our exposure to these market risks through the use of various financial instruments. Assuming a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2001, a 10% strengthening of the U.S. dollar would result in a gain in fair value of $8.8 million and a 10% weakening of the U.S. dollar would result in a loss in fair value of $8.4 million in these instruments. With respect to interest rates, a one percentage point increase or decrease in interest rates would decrease or increase current year's pre-tax earnings by $6.2 million. For further discussion of the Company's market risk exposures, refer to the section entitled "Financial Risk Management" included in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                     PART II

                                OTHER INFORMATION

Item 1.        Legal Proceedings

               In December 1999, Streck Laboratories, Inc. sued Beckman Coulter and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. We, on behalf of ourselves and Coulter Corporation, denied liability and filed a counterclaim against Streck for patent infringement. Beckman Coulter and Streck continue to conduct discovery, and trial is currently scheduled for March 2002. We believe that there is no reasonable basis for us to conclude that this litigation could lead to an outcome that would have a material adverse effect on our consolidated operations or financial position.

Item 2.        Changes In Securities

               None.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security-Holders

               The annual meeting of the Stockholders of the Company (the "Annual Meeting") was held on April 5, 2001.

               Four members of the Board of Directors whose terms expired at the 2001 Annual Meeting were elected to new terms expiring at the 2004 Annual Meeting. The number of shares voting were as follows:

                                                    Votes For     Votes Withheld
                                                    ---------     --------------
               Ronald W. Dollens                    47,121,923      2,390,268
               Charles A. Haggerty                  49,317,045        195,146
               William N. Kelley, M.D.              49,323,665        188,526
               Risa J. Lavizzo-Mourey, M.D.         49,245,734        266,457

               The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are:

                    Term Expiring in 2002:  Hugh K. Coble, Van B.
                    Honeycutt, John P. Wareham, and Betty Woods.

                    Term Expiring in 2003: Peter B. Dervan, Ph.D., Gavin S. Herbert, and C. Roderick O'Neil.

               The proposal for the extension and restatement of the Company's Employees' Stock Purchase Plan ("ESPP")was approved. The vote was 38,645,087 for, 3,468,238 against, and 98,963 abstained.

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

        a)     Exhibits

               11. Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Net Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

               15.    Independent Accountants' Review Report, April 27, 2001

        b)     Reports on Form 8-K

               None.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            BECKMAN COULTER, INC.
                                                 (Registrant)


Date: May 11, 2001                          by /s/ JACK E. SOROKIN
                                               ---------------------------------
                                                   Jack E. Sorokin
                                                   Assistant General Counsel


Date: May 11, 2001                          by /s/ AMIN I. KHALIFA
                                               ---------------------------------
                                                   Amin I. Khalifa
                                                   Vice President, Finance and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX
                         FORM 10-Q, FIRST QUARTER, 2001


Exhibit
Number         Description
-------        -----------


11. Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.            Independent Accountants' Review Report, April 27, 2001