Form 10-Q
period 2001-06-30
BECKMAN COULTER INC
filed 2001-08-13
CIK 840467

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2001

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

Yes (X) No ( ).


APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding shares of common stock, $0.10 par value, as of July 27, 2001:
60,630,724 shares.

                                     PART I

                              FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2001 and 2000

        Condensed Consolidated Balance Sheets as of June 30, 2001
        and December 31, 2000

        Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2001 and 2000

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

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

                              BECKMAN COULTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (Amounts in Millions, Except Amounts Per Share and Share Data)
                                    Unaudited

                                             Three Months Ended         Six Months Ended
                                                  June 30,                  June 30,
                                            --------------------      --------------------
                                              2001         2000        2001          2000
                                            -------      -------      -------      -------
Sales                                       $ 496.4      $ 469.4      $ 929.1      $ 903.8
Cost of sales                                 263.8        245.8        494.7        477.3
                                            -------      -------      -------      -------
Gross profit                                  232.6        223.6        434.4        426.5
                                            -------      -------      -------      -------

Operating costs and expenses:
   Selling, general and administrative
                                              120.9        117.4        231.2        232.6
  Research and development                     47.3         45.8         89.5         86.7
                                            -------      -------      -------      -------
     Total operating costs and expenses
                                              168.2        163.2        320.7        319.3
                                            -------      -------      -------      -------
Operating income                               64.4         60.4        113.7        107.2
                                            -------      -------      -------      -------

Nonoperating (income) and expenses:
  Interest income                              (1.7)        (2.1)        (4.2)        (3.5)
  Interest expense                             14.0         17.9         30.4         36.5
  Other, net                                   (1.2)        (2.4)         0.3         (3.2)
                                            -------      -------      -------      -------
      Total nonoperating expenses              11.1         13.4         26.5         29.8
                                            -------      -------      -------      -------

Earnings before income taxes and
  accounting change                            53.3         47.0         87.2         77.4
Income taxes                                   16.5         14.6         27.0         24.0
                                            -------      -------      -------      -------
Earnings before accounting change              36.8         32.4         60.2         53.4

Cumulative effect of accounting
  change, net of income taxes of $1.8            --           --          3.1           --
                                            -------      -------      -------      -------
    Net earnings                            $  36.8      $  32.4      $  57.1      $  53.4
                                            =======      =======      =======      =======

Basic earnings per share:
  Before accounting change                  $  0.61      $  0.55      $  1.00      $  0.91
  Cumulative effect of accounting
    change                                       --           --        (0.05)          --
                                            -------      -------      -------      -------
                                            $  0.61      $  0.55      $  0.95      $  0.91
                                            =======      =======      =======      =======
Diluted earnings per share:
  Before accounting change                  $  0.58      $  0.53      $  0.95      $  0.88
  Cumulative effect of accounting
    change                                       --           --        (0.05)          --
                                            -------      -------      -------      -------
                                            $  0.58      $  0.53      $  0.90      $  0.88
                                            =======      =======      =======      =======
Weighted average number of shares
  outstanding (in thousands):
    Basic                                    60,303       58,752       60,152       58,471
    Diluted                                  63,604       61,521       63,575       60,974

Dividends declared per share                $ 0.085      $ 0.080      $ 0.170      $ 0.160

See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 (Amounts in Millions, Except Amounts per Share)

                                                             June 30,   December 31,
                                                               2001         2000
                                                             --------   ------------
                                                             unaudited
Assets

Current assets:
  Cash and equivalents                                       $   15.6     $   29.6
  Trade and other receivables                                   542.6        536.7
  Inventories                                                   368.1        332.1
  Other current assets                                           55.6         29.4
                                                             --------     --------
      Total current assets                                      981.9        927.8

Property, plant and equipment, net                              317.3        298.2
Goodwill, less accumulated amortization of $42.5 and
  $37.2 at June 30, 2001 and December 31, 2000,
  respectively                                                  326.8        331.7
Other intangibles, less accumulated amortization of
  $75.7 and $66.1 at June 30, 2001 and December 31,
  2000, respectively                                            373.1        382.7
Other assets                                                     84.3         77.8
                                                             --------     --------
      Total assets                                           $2,083.4     $2,018.2
                                                             ========     ========

Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable and current maturities of long-term
    debt                                                     $   51.2     $   52.1
  Accounts payable, accrued expenses and other
    liabilities                                                 369.3        390.7
  Income taxes                                                   71.6         58.3
                                                             --------     --------
      Total current liabilities                                 492.1        501.1

Long-term debt, less current maturities                         839.4        862.8
Other liabilities                                               333.7        310.4
                                                             --------     --------
      Total liabilities                                       1,665.2      1,674.3
                                                             --------     --------

Stockholders' equity:
  Preferred stock, $0.10 par value; authorized 10.0
    shares; none issued                                            --           --
  Common stock, $0.10 par value; authorized 300.0
    shares; shares issued and outstanding 60.5
    and 59.7 at June 30, 2001 and December 31, 2000,
    respectively                                                  6.0          6.0
  Additional paid-in capital                                    189.7        170.0
  Retained earnings                                             273.1        226.3
  Accumulated other comprehensive income (loss):
    Cumulative foreign currency translation adjustment          (60.8)       (58.4)
    Derivatives qualifying as hedges                             10.2           --
                                                             --------     --------
      Total stockholders' equity                                418.2        343.9
                                                             --------     --------
      Total liabilities and stockholders' equity             $2,083.4     $2,018.2
                                                             ========     ========

See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Amounts in Millions)
                                    Unaudited

                                                             Six Months Ended
                                                                 June 30,
                                                            -------------------
                                                            2001          2000
                                                            -----        -----
Cash Flows from Operating Activities
  Net earnings                                              $57.1        $53.4
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                          64.1         67.6
      Cumulative effect of accounting change, net of
        tax                                                   3.1           --
      Net deferred income taxes                              (1.5)        10.1
      Proceeds from sales of sales-type lease
        receivables                                          32.6         48.3
      Loss (gain) on sale of property, plant and
        equipment                                             1.2         (1.7)
      Changes in assets and liabilities:
        Trade and other receivables                         (40.2)        21.4
        Inventories                                         (26.6)       (39.3)
        Accounts payable, accrued expenses and other
          liabilities                                       (29.5)       (90.0)
        Income taxes payable                                 15.2         14.2
        Other                                                 6.3          4.2
                                                            -----        -----
            Net cash provided by operating activities        81.8         88.2
                                                            -----        -----

Cash Flows from Investing Activities
  Additions to property, plant and equipment                (80.6)       (72.0)
  Proceeds from sale of property, plant and
    equipment                                                 2.0         15.2
  Proceeds from sale of certain clinical chemistry
    assets                                                    0.4         15.0
                                                            -----        -----
            Net cash used by investing activities           (78.2)       (41.8)
                                                            -----        -----

Cash Flows from Financing Activities
  Dividends to stockholders                                 (10.3)        (9.4)
  Proceeds from issuance of stock                            19.7         19.1
  Notes payable reductions, net                             (19.5)       (19.8)
  Long-term debt reductions                                  (6.7)       (45.9)
                                                            -----        -----
            Net cash used by financing activities           (16.8)       (56.0)
                                                            -----        -----

Effect of exchange rates on cash and equivalents             (0.8)        (2.9)
                                                            -----        -----
Decrease in cash and equivalents                            (14.0)       (12.5)
Cash and equivalents - beginning of period                   29.6         34.4
                                                            -----        -----
Cash and equivalents - end of period                        $15.6        $21.9
                                                            =====        =====

Supplemental Disclosures of Cash Flow Information
  Cash paid during the period for:
    Interest                                                $26.6        $34.7
    Income taxes                                            $11.8        $10.2

  Noncash investing and financing activities:
    Purchase of equipment under capital lease               $ 2.1        $ 2.7

See accompanying notes to condensed consolidated financial statements.

                              BECKMAN COULTER, INC.

              Notes To Condensed Consolidated Financial Statements
                                  June 30, 2001
                                    Unaudited

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

2. Recent Accounting Developments

Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other nonoperating (income)/expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive income and is subsequently recognized in other nonoperating (income)/expense when the hedged future foreign currency cash flows are received. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other nonoperating (income)/expense. Prior to the date of adoption of SFAS 133, the Company's existing foreign currency contracts were characterized as fair value hedges. The effect of the re-characterization to cash flow hedges on January 1, 2001 was not material. The adoption of SFAS 133 resulted in a cumulative after-tax reduction to income of $3.1 million (net of income taxes of $1.8 million) during the quarter ended March 31, 2001.

Transfers of Financial Assets and Extinguishments of Liabilities

Effective April 1, 2001, the Company adopted SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS 125 and revises the accounting for securitizations and other transfers of financial assets. The adoption of SFAS 140 did not have a material impact on the Company's financial position or results of operations.

Business Combinations

Effective July 1, 2001, the Company adopted SFAS 141 "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for by a single method - the purchase method. The adoption of SFAS 141 did not have a material impact on the Company's financial position or results of operations.

Goodwill and Other Intangible Assets

SFAS 142 "Goodwill and Other Intangible Assets" requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. The Company is required to adopt SFAS 142 on January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. The Company estimates that the adoption of SFAS 142 will decrease amortization expense in 2002 by approximately $17 million (net of income taxes of $4 million).

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

For options designated as cash flow hedges, changes in time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness associated with the Company's cash flow hedges was $1.1 and $0.5 million for the three months ended June 30, 2001 and March 31, 2001, respectively. No hedge ineffectiveness was recognized on the Company's fair value hedges during the six months ended June 30, 2001. No fair value or cash flow hedges were discontinued for the six months ended June 30, 2001.

Derivative gains and losses included in other accumulated comprehensive income are reclassified into other nonoperating (income)/expense at the time the hedged future foreign currency cash flows are received. The Company estimates that $9.0 million of the $10.2 million unrealized gain included in accumulated other comprehensive income at June 30, 2001 will be reclassified to other nonoperating (income)/expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

In March 1998, the Company entered into reverse interest rate swap contracts totaling $300.0 million associated with the issuance of the $400.0 million Senior Notes. Pursuant to the reverse interest rate swap agreements, as amended, the Company receives an average fixed interest rate of 6.2% and pays a floating interest rate (4.0% at June 30, 2001). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective pursuant to SFAS 133 as all significant terms of the Senior Notes and the reverse interest rate swap contracts match. At June 30, 2001, the fair value of the reverse interest rate swaps was $3.2 million and is included in other assets. An offsetting $3.2 million credit is included in long-term debt as a fair value adjustment to the Senior Notes.

4. Comprehensive Income

The Company's components of comprehensive income include net earnings, foreign currency adjustments and derivatives qualifying as hedges, as follows (in millions):

                                            Three Months Ended          Six Months Ended
                                                 June 30,                    June 30,
                                           -------------------         -------------------
                                            2001         2000           2001          2000
                                           -----         -----         -----         -----
Net earnings                               $36.8         $32.4         $57.1         $53.4
                                           -----         -----         -----         -----
  Foreign currency translation
    adjustment                              (7.1)        (14.8)         (2.4)        (26.1)
                                           -----         -----         -----         -----
  Derivatives qualifying as hedges:
    Net derivative gains                     1.0            --          11.9            --
    Reclassifications to income             (0.9)           --          (1.7)           --
                                           -----         -----         -----         -----
                                             0.1            --          10.2            --
                                           -----         -----         -----         -----
Comprehensive income                       $29.8         $17.6         $64.9         $27.3
                                           =====         =====         =====         =====

5. Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share ("EPS") before accounting change (in millions, except amounts per share):

                                                Three Months Ended June 30,
                          -----------------------------------------------------------------------
                                        2001                                   2000
                          --------------------------------       --------------------------------
                                                     Per                                    Per
                             Net                    Share           Net                    Share
                          Earnings      Shares      Amount       Earnings      Shares      Amount
                          --------      ------      ------       --------      ------      ------
Basic EPS:
 Net earnings              $36.8         60.3       $ 0.61        $32.4         58.8       $ 0.55
 Effect of dilutive
    stock options             --          3.3        (0.03)          --          2.7        (0.02)
                           -----        -----       ------        -----        -----       ------
Diluted EPS:
 Net earnings              $36.8         63.6       $ 0.58        $32.4         61.5       $ 0.53
                           =====        =====       ======        =====        =====       ======

                                                Six Months Ended June 30,
                          -----------------------------------------------------------------------
                                        2001                                   2000
                          --------------------------------       --------------------------------
                          Earnings
                           Before                    Per                                    Per
                         Accounting                 Share           Net                    Share
                           Change       Shares      Amount       Earnings      Shares      Amount
                         ----------     ------      ------       --------      ------      ------
Basic EPS:
 Net earnings              $60.2         60.2       $ 1.00        $53.4         58.5       $ 0.91
 Effect of dilutive
    stock options             --          3.4        (0.05)          --          2.5        (0.03)
                           -----        -----       ------        -----        -----       ------
Diluted EPS:
 Net earnings              $60.2         63.6       $ 0.95        $53.4         61.0       $ 0.88
                           =====        =====       ======        =====        =====       ======

For the three and six months ended June 30, 2001 and 2000 there were 1.4 million and 0.1 million shares, respectively, relating to the possible exercise of outstanding stock options that were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

6. Sale of Receivables

During the six months ended June 30, 2001, the Company sold certain sales-type lease receivables as part of the Company's plan to reduce debt. The net book value of financial assets sold was $30.7 million for which the Company received $32.6 million in cash proceeds. During the six months ended June 30, 2000, the Company sold similar assets with a net book value of $48.3 million for which the Company received $48.3 million. The transactions were accounted for as asset sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The sales are subject to certain recourse and servicing provisions, and as such the Company has established reserves for these probable liabilities.

7. Inventories

Inventories consisted of the following (in millions):

                                            June 30, 2001   December 31, 2000
                                            -------------   -----------------

Finished products                              $238.0            $214.0
Raw materials, parts and assemblies             106.7              95.7
Work in process                                  23.4              22.4
                                               ------            ------
                                               $368.1            $332.1
                                               ======            ======

8. Contingencies

In December 1999, Streck Laboratories, Inc. ("Streck") sued Beckman Coulter and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. The Company, on behalf of itself and Coulter Corporation, denied liability and filed a counterclaim against Streck for patent infringement. Beckman Coulter and Streck have conducted significant discovery, and the trial is currently scheduled for March 2002. The litigation is presently stayed pending negotiations between the parties which are expected to lead to a settlement of this matter. The Company believes that there is no reasonable basis to conclude that this litigation or any settlement of this litigation could lead to an outcome that would have a material adverse effect on its consolidated operations, financial position or liquidity.

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

                                 Three Months Ended         Six Months Ended
(in millions)                          June 30,                  June 30,
                                 -------------------       -------------------
                                  2001         2000         2001         2000
                                 ------       ------       ------       ------
Net sales
  Clinical diagnostics           $384.4       $367.0       $732.4       $720.1
  Life science research           112.0        102.4        196.7        183.7
  Center                             --           --           --           --
                                 ------       ------       ------       ------
      Consolidated               $496.4       $469.4       $929.1       $903.8
                                 ======       ======       ======       ======

Operating income (loss)
  Clinical diagnostics           $ 63.7       $ 63.8       $118.3       $120.9
  Life science research            20.5         15.8         30.9         22.8
  Center                          (19.8)       (19.2)       (35.5)       (36.5)
                                 ------       ------       ------       ------
      Consolidated               $ 64.4       $ 60.4       $113.7       $107.2
                                 ======       ======       ======       ======

Interest income
  Clinical diagnostics           $ (0.8)      $   --       $ (1.8)      $ (0.7)
  Life science research              --           --           --           --
  Center                           (0.9)        (2.1)        (2.4)        (2.8)
                                 ------       ------       ------       ------
      Consolidated               $ (1.7)      $ (2.1)      $ (4.2)      $ (3.5)
                                 ======       ======       ======       ======

Interest expense
  Clinical diagnostics           $   --       $   --       $   --       $   --
  Life science research              --           --           --           --
  Center                           14.0         17.9         30.4         36.5
                                 ------       ------       ------       ------
      Consolidated               $ 14.0       $ 17.9       $ 30.4       $ 36.5
                                 ======       ======       ======       ======

Sales to external customers
  Americas                       $311.9       $286.1       $593.5       $548.5
  Europe                          123.9        121.9        226.9        244.4
  Asia                             60.6         61.4        108.7        110.9
                                 ------       ------       ------       ------
       Consolidated              $496.4       $469.4       $929.1       $903.8
                                 ======       ======       ======       ======

                                 June 30, 2001     December 31, 2000
                                 -------------     -----------------
Total assets
  Clinical diagnostics             $1,401.8            $1,356.8
  Life science research               196.5               201.7
  Center                              485.1               459.7
                                   --------            --------
      Consolidated                 $2,083.4            $2,018.2
                                   ========            ========

Long-lived assets
  Americas                         $1,007.8            $  997.7
  Europe                               74.7                72.8
  Asia                                 19.0                19.9
                                   --------            --------
       Consolidated                $1,101.5            $1,090.4
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


CONDENSED CONSOLIDATED                                                       Non-
STATEMENT OF OPERATIONS                                  Guarantor         Guarantor
THREE MONTHS ENDED                                        Subsi-            Subsi-            Elimina-          Consoli-
JUNE 30, 2001                          Parent             diaries           diaries            tions             dated
                                       ------            ---------         ---------          -------           --------
Sales                                  $377.1             $ 76.6            $266.7            $(224.0)           $496.4
Operating costs and expenses:
    Cost of sales                       241.9               52.6             194.0             (224.7)            263.8
    Selling, general and
      administrative                     72.7               10.9              37.3                 --             120.9
    Research and development             29.7               16.6               1.0                 --              47.3
                                       ------             ------            ------            -------            ------
        Operating income (loss)          32.8               (3.5)             34.4                0.7              64.4
Nonoperating (income) expenses          (11.5)               3.6               0.2               18.8              11.1
                                       ------             ------            ------            -------            ------
Earnings (loss) before
  income taxes                           44.3               (7.1)             34.2              (18.1)             53.3
Income tax expense (benefit)              7.9               (2.2)             10.5                0.3              16.5
                                       ------             ------            ------            -------            ------
        Net earnings (loss)            $ 36.4             $ (4.9)           $ 23.7            $ (18.4)           $ 36.8
                                       ======             ======            ======            =======            ======


CONDENSED CONSOLIDATED                                                       Non-
STATEMENT OF OPERATIONS                                  Guarantor         Guarantor
THREE MONTHS ENDED                                        Subsi-            Subsi-             Elimina-          Consoli-
JUNE 30, 2000                          Parent             diaries           diaries             tions             dated
                                       ------            ---------         ---------           -------           --------
Sales                                  $349.8             $ 84.0            $255.1             $(219.5)           $469.4
Operating costs and expenses:
    Cost of sales                       225.3               57.9             181.7              (219.1)            245.8
    Selling, general and
      administrative                     65.3               10.2              41.9                  --             117.4
    Research and development             25.8               18.4               1.6                  --              45.8
                                       ------             ------            ------             -------            ------
        Operating income (loss)          33.4               (2.5)             29.9                (0.4)             60.4
Nonoperating (income) expenses           (6.0)               3.3              (1.5)               17.6              13.4
                                       ------             ------            ------             -------            ------
Earnings (loss) before
  income taxes                           39.4               (5.8)             31.4               (18.0)             47.0
Income tax expense (benefit)              6.8               (0.5)              8.5                (0.2)             14.6
                                       ------             ------            ------             -------            ------
        Net earnings (loss)            $ 32.6             $ (5.3)           $ 22.9             $ (17.8)           $ 32.4
                                       ======             ======            ======             =======            ======


CONDENSED CONSOLIDATED                                                       Non-
STATEMENT OF OPERATIONS                                  Guarantor         Guarantor
SIX MONTHS ENDED                                           Subsi-            Subsi-           Elimina-           Consoli-
JUNE 30, 2001                          Parent             diaries           diaries            tions              dated
                                       ------            ---------         ---------          -------            --------
Sales                                  $726.6            $145.9             $468.9            $(412.3)            $929.1
Operating costs and expenses:
    Cost of sales                       458.0             106.5              342.2             (412.0)             494.7
    Selling, general and
      administrative                    133.7              20.7               76.8                 --              231.2
    Research and development             54.0              33.4                2.1                 --               89.5
                                       ------            ------             ------            -------             ------
        Operating income (loss)          80.9             (14.7)              47.8               (0.3)             113.7
Nonoperating (income) expense             1.8               7.0               (0.5)              18.2               26.5
                                       ------            ------             ------            -------             ------
Earnings (loss) before
  income taxes and
  accounting change                      79.1             (21.7)              48.3              (18.5)              87.2
Income tax expense (benefit)             18.7              (6.7)              14.9                0.1               27.0
                                       ------            ------             ------            -------             ------
Earnings (loss) before
  accounting change                      60.4             (15.0)              33.4              (18.6)              60.2
Cumulative effect of accounting
  change net of taxes                     3.1                --                 --                 --                3.1
                                       ------            ------             ------            -------             ------
        Net earnings (loss)            $ 57.3            $(15.0)            $ 33.4            $ (18.6)            $ 57.1
                                       ======            ======             ======            =======             ======


CONDENSED CONSOLIDATED                                                       Non-
STATEMENT OF OPERATIONS                                  Guarantor         Guarantor
SIX MONTHS ENDED                                           Subsi-            Subsi-           Elimina-           Consoli-
JUNE 30, 2000                          Parent             diaries           diaries            tions              dated
                                       ------            ---------         ---------          -------            --------
Sales                                  $680.1            $159.7             $477.8            $(413.8)            $903.8
Operating costs and expenses:
    Cost of sales                       427.9             113.8              351.2             (415.6)             477.3
    Selling, general and
      administrative                    126.6              22.8               83.2                 --              232.6
    Research and development             50.0              33.8                2.9                 --               86.7
                                       ------            ------             ------            -------             ------
        Operating income (loss)          75.6             (10.7)              40.5                1.8              107.2
Nonoperating (income) and expenses        7.8               6.7               (2.2)              17.5               29.8
                                       ------            ------             ------            -------             ------
Earnings (loss) before
  income taxes                           67.8             (17.4)              42.7              (15.7)              77.4
Income taxes (benefit)                   15.6              (3.6)              11.5                0.5               24.0
                                       ------            ------             ------            --------            ------
        Net earnings (loss)            $ 52.2            $(13.8)            $ 31.2            $ (16.2)            $ 53.4
                                       ======            ======             ======            ========            ======


                                                                                 Non-
CONDENSED CONSOLIDATED                                   Guarantor             Guarantor
BALANCE SHEET                                              Subsi-                Subsi-         Elimina-         Consoli-
JUNE 30, 2001                          Parent             diaries               diaries          tions            dated
                                       ------            ---------             ---------        ---------        --------
Assets:
  Cash and equivalents               $  (53.3)            $   (0.4)            $   69.3         $      --        $   15.6
  Trade and other receivables           251.8                  3.3                287.5                --           542.6
  Inventories                           243.0                 42.9                117.2             (35.0)          368.1
  Other current assets                1,006.3              1,186.9                 69.7          (2,207.3)           55.6
                                     --------             --------             --------         ---------        --------
       Total current assets           1,447.8              1,232.7                543.7          (2,242.3)          981.9
  Property, plant and
    equipment, net                      193.7                 88.5                103.2             (68.1)          317.3
  Goodwill, net                           9.1                317.7                   --                --           326.8
  Intangibles, net                       27.3                342.2                  3.6                --           373.1
  Other assets                        1,216.6                 24.2                311.0          (1,467.5)           84.3
                                     --------             --------             --------         ---------        --------
       Total assets                  $2,894.5             $2,005.3             $  961.5         $(3,777.9)       $2,083.4
                                     ========             ========             ========         =========        ========

Liabilities:
  Notes payable and
    current maturities
    of long-term debt                $    3.9             $     --             $   47.3         $      --        $   51.2
  Accounts payable and
    accrued expenses                    236.5                 27.5                105.3                --           369.3
  Other current liabilities             928.2                694.3                108.8          (1,659.7)           71.6
                                     --------             --------             --------         ---------        --------
       Total current liabilities      1,168.6                721.8                261.4          (1,659.7)          492.1
  Long-term debt, less
    current maturities                  806.7                   --                 32.7                --           839.4
  Other liabilities                     507.1                597.7                 19.0            (790.1)          333.7
                                     --------             --------             --------         ---------        --------
       Total liabilities              2,482.4              1,319.5                313.1          (2,449.8)        1,665.2
Total stockholders' equity              412.1                685.8                648.4          (1,328.1)          418.2
                                     --------             --------             --------         ---------        --------
       Total liabilities
        and stockholders'
        equity                       $2,894.5             $2,005.3             $  961.5         $(3,777.9)       $2,083.4
                                     ========             ========             ========         =========        ========


                                                                                   Non-
CONDENSED CONSOLIDATED                                    Guarantor             Guarantor
BALANCE SHEET                                               Subsi-                Subsi-         Elimina-          Consoli-
DECEMBER 31, 2000                      Parent              diaries               diaries          tions             dated
                                       ------             ---------             ---------        ---------         --------
Assets:
  Cash and equivalents                $  (28.3)            $   (4.3)            $   62.2         $      --         $   29.6
  Trade and other receivables            258.6                  3.7                274.4                --            536.7
  Inventories                            221.7                 38.2                103.3             (31.1)           332.1
  Other current assets                   814.1              1,028.4                 51.7          (1,864.8)            29.4
                                      --------             --------             --------         ---------         --------
       Total current assets            1,266.1              1,066.0                491.6          (1,895.9)           927.8

  Property, plant and
    equipment, net                       172.1                 86.3                109.9             (70.1)           298.2
  Goodwill, net                           10.7                321.0                   --                --            331.7
  Intangibles, net                        26.9                350.2                  5.6                --            382.7
  Other assets                         1,308.2                 22.3                300.8          (1,553.5)            77.8
                                      --------             --------             --------         ---------         --------
       Total assets                   $2,784.0             $1,845.8             $  907.9         $(3,519.5)        $2,018.2
                                      ========             ========             ========         =========         ========

Liabilities:
  Notes payable and
    current maturities
    of long-term debt                 $   32.8             $    0.1             $   19.2         $      --         $   52.1
  Accounts payable and
    accrued expenses                     301.1                 24.6                 76.7             (11.7)           390.7
  Other current liabilities              832.1                539.3                 99.4          (1,412.5)            58.3
                                      --------             --------             --------         ---------         --------
       Total current liabilities       1,166.0                564.0                195.3          (1,424.2)           501.1
  Long-term debt, less
    current maturities                   806.9                   --                 55.9                --            862.8
  Other liabilities                      473.5                581.0                 41.7            (785.8)           310.4
                                      --------             --------             --------         ---------         --------
       Total liabilities               2,446.4              1,145.0                292.9          (2,210.0)         1,674.3
Total stockholders' equity               337.6                700.8                615.0          (1,309.5)           343.9
                                      --------             --------             --------         ---------         --------
       Total liabilities
         and stockholders'
         equity                       $2,784.0             $1,845.8             $  907.9         $(3,519.5)        $2,018.2
                                      ========             ========             ========         =========         ========


                                                                                        Non-
CONDENSED CONSOLIDATED                                               Guarantor        Guarantor
STATEMENT OF CASH FLOWS                                               Subsi-           Subsi-           Consoli-
SIX MONTHS ENDED JUNE 30, 2001                      Parent            diaries          diaries           dated
                                                    ------           ---------        ---------         --------
Net cash provided by operating activities           $ 19.0             $ 5.5           $ 57.3            $ 81.8
                                                    ------             -----           ------            ------

Cash flows from investing activities:
  Additions to property, plant and equipment         (47.8)             (5.5)           (27.3)            (80.6)
  Proceeds from sale of property, plant
    and equipment                                       --               0.5              1.5               2.0
  Proceeds from sale of certain clinical
    chemistry assets                                    --                --              0.4               0.4
                                                    ------             -----           ------            ------
        Net cash used by investing activities        (47.8)             (5.0)           (25.4)            (78.2)
                                                    ------             -----           ------            ------

Cash flows from financing activities:
  Dividends to stockholders                          (10.3)               --               --             (10.3)
  Proceeds from issuance of stock                     19.7                --               --              19.7
  Notes payable (reductions) borrowings              (29.0)               --              9.5             (19.5)
  Net intercompany (reductions) borrowings            22.8               3.4            (26.2)               --
  Long-term debt (reductions) borrowings               0.6                --             (7.3)             (6.7)
                                                    ------             -----           ------            ------
        Net cash (used) provided by
          financing activities                         3.8               3.4            (24.0)            (16.8)
                                                    ------             -----           ------            ------

Effect of exchange rates on cash and
  equivalents                                           --                --             (0.8)             (0.8)
                                                    ------             -----           ------            ------

(Decrease) increase in cash and equivalents          (25.0)              3.9              7.1             (14.0)
Cash and equivalents - beginning of period           (28.3)             (4.3)            62.2              29.6
                                                    ------             -----           ------            ------
Cash and equivalents - end of period                $(53.3)            $(0.4)          $ 69.3            $ 15.6
                                                    ======             =====           ======            ======


                                                                                       Non-
CONDENSED CONSOLIDATED                                               Guarantor       Guarantor
STATEMENT OF CASH FLOWS                                               Subsi-          Subsi-           Consoli-
SIX MONTHS ENDED JUNE 30, 2000                      Parent            diaries         diaries           dated
                                                    ------           ---------       ---------         --------
Net cash provided (used) by operating
  activities                                       $ 11.4             $(7.6)           $ 84.4           $ 88.2
                                                   ------             -----            ------           ------

Cash flows from investing activities:
  Additions to property, plant and equipment        (35.2)             (4.1)            (32.7)           (72.0)
  Proceeds from sale of property, plant
    and equipment                                      --               2.3              12.9             15.2
  Proceeds from sale of certain clinical
    chemistry assets                                   --                --              15.0             15.0
                                                   ------             -----            ------           ------
        Net cash used by investing
          activities                                (35.2)             (1.8)             (4.8)           (41.8)
                                                   ------             -----            ------           ------

Cash flows from financing activities:
  Dividends to stockholders                          (9.4)               --                --             (9.4)
  Proceeds from issuance of stock                    19.1                --                --             19.1
  Notes payable reductions                             --              (0.5)            (19.3)           (19.8)
  Net intercompany (reductions) borrowings           16.6               3.7             (20.3)              --
  Long-term debt reductions                         (35.4)               --             (10.5)           (45.9)
                                                   ------             -----            ------           ------
        Net cash provided (used) by
          financing activities                       (9.1)              3.2             (50.1)           (56.0)
                                                   ------             -----            ------           ------

Effect of exchange rates on cash and
  equivalents                                          --                --              (2.9)            (2.9)
                                                   ------             -----            ------           ------

(Decrease) increase in cash and equivalents         (32.9)             (6.2)             26.6            (12.5)
Cash and equivalents - beginning of period           (5.3)              3.7              36.0             34.4
                                                   ------             -----            ------           ------
Cash and equivalents - end of period               $(38.2)            $(2.5)           $ 62.6           $ 21.9
                                                   ======             =====            ======           ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems which consist of instruments, chemistries, software and supplies that meet a variety of laboratory needs. Our products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic tools found in hospitals and physicians' offices. We compete in market segments that totaled approximately $31 billion in annual sales worldwide in 2000, and we currently have products which address approximately half of that market.

Our product lines cover virtually all blood tests routinely performed in hospital laboratories and include a range of systems for medical and pharmaceutical research. We offer a wide range of instrument systems and related products, including reagents, consumables, accessories and support services in both the clinical diagnostics and life science research segments. We have more than 175,000 systems operating in laboratories around the world, with approximately two-thirds of annual revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in approximately 130 countries, generating approximately 45% of revenues outside the United States. Our strategy is to maintain our position as a leading provider of laboratory systems. To this end, we achieved the following significant milestones during the quarter ended June 30, 2001:

     o Received FDA clearance to market the Access(R)AccuTnI(TM) cardiac test, a highly-sensitive 12-minute test to aid in the diagnosis and treatment of heart attacks.

     o Introduced a new generation of general chemistry systems, SYNCHRON CX(R) PRO series of analyzers, designed to further improve clinical laboratory productivity for the low- to mid-volume hospital laboratories.

     o Shipped the SYNCHRON LX(R)20 PRO clinical system with closed-tube sampling, improving safety in the laboratory.

     o Expanded our agreement with Promega Corporation to distribute additional nucleic acid purification products, giving molecular biologists a fast, automated approach to obtain DNA for their research.

     o Shipped the COULTER Ac-T 5diff(TM) CP hematology system with closed vial, cap piercing capabilities for small- and medium-size hospitals, physicians' offices, clinics and small commercial laboratories.

Results of Operations

Sales were $496.4 million during the quarter ended June 30, 2001, an increase of 5.8% compared to $469.4 million in the same period in the prior year. On a constant currency basis, sales increased 8.3% in the second quarter of 2001. Sales were $929.1 million during the six months ended June 30, 2001, an increase of 2.8% compared to $903.8 million in the same period in the prior year. Sales on a constant currency basis, and excluding a one-time asset sale during the quarter ended March 31, 2000 (see below for discussion), increased 7.5% during the six months ended June 30, 2001.

The following provides key product and geographical sales information (amounts in millions):


KEY PRODUCT SALES                             Three Months Ended                       Six Months Ended
                                                June 30, 2001                            June 30, 2001
                                      ----------------------------------      -----------------------------------
                                                                Constant                                Constant
                                                   Reported     Currency                   Reported     Currency
                                        $          Growth %     Growth %        $          Growth %*    Growth %*
                                      ------       --------     --------      ------       ---------    ---------
Routine Chemistry                     $144.6          12.4         14.5       $268.1           8.8         11.1
Immunodiagnostics                       92.9           5.8          7.6        178.2           7.7          9.9
                                      ------        ------       ------       ------        ------       ------
  Total Chemistry                      237.5           9.7         11.7        446.3           8.4         10.6
                                      ------        ------       ------       ------        ------       ------

Hematology                              96.4          (2.1)         0.3        187.4          (3.6)        (1.1)
Cytometry                               41.2          (1.9)         1.2         81.0           2.1          5.8
                                      ------        ------       ------       ------        ------       ------
  Total Cellular Analysis              137.6          (2.1)         0.6        268.4          (1.9)         0.9
                                      ------        ------       ------       ------        ------       ------

Particle Characterization                9.3          (7.0)        (4.0)        17.7          (1.1)         2.2
                                      ------        ------       ------       ------        ------       ------
  Total Clinical Diagnostics           384.4           4.7          7.0        732.4           4.1          6.6
                                      ------        ------       ------       ------        ------       ------

Robotic Auto./Genetic Analysis          38.0          31.5         36.3         63.9          27.8         32.6
Centrifuge/Analytical Systems           74.0           0.7          3.9        132.8          (0.7)         2.6
                                      ------        ------       ------       ------        ------       ------
  Total Life Science Research          112.0           9.4         13.1        196.7           7.1         10.8
                                      ------        ------       ------       ------        ------       ------

    Total Beckman Coulter             $496.4           5.8          8.3       $929.1           4.7          7.5
                                      ======        ======       ======       ======        ======       ======



GEOGRAPHICAL SALES                            Three Months Ended                       Six Months Ended
                                                June 30, 2001                            June 30, 2001
                                      ----------------------------------      -----------------------------------
                                                                Constant                                Constant
                                                   Reported     Currency                   Reported     Currency
                                        $          Growth %     Growth %        $          Growth %*    Growth %*
                                      ------       --------     --------      ------       ---------    ---------
Clinical Diagnostics
  Americas                            $246.1           8.5          8.7       $477.0           8.0          8.3
  Europe                                98.6           1.0          5.9        180.8          (0.7)         5.4
  Asia                                  39.7          (6.6)         0.2         74.6          (6.5)         0.1
                                      ------        ------       ------       ------        ------       ------
    Total Clinical Diagnostics         384.4           4.7          7.0        732.4           4.1          6.6
                                      ------        ------       ------       ------        ------       ------

Life Science Research
  Americas                              65.8          11.3         11.7        116.5           9.0          9.4
  Europe                                25.3           3.7         10.7         46.1           0.9          8.3
  Asia                                  20.9          10.6         20.6         34.1           9.6         19.3
                                      ------        ------       ------       ------        ------       ------
    Total Life Science Research        112.0           9.4         13.1        196.7           7.1         10.8
                                      ------        ------       ------       ------        ------       ------

Total Beckman Coulter
  Americas                             311.9           9.1          9.3        593.5           8.2          8.5
  Europe                               123.9           1.6          6.9        226.9          (0.4)         6.0
  Asia                                  60.6          (1.3)         6.5        108.7          (2.0)         5.5
                                      ------        ------       ------       ------        ------       ------

    Total Beckman Coulter             $496.4           5.8          8.3       $929.1           4.7          7.5
                                      ======        ======       ======       ======        ======       ======

---------------
* Percentages have been adjusted to exclude the one-time $16.6 million sale of clinical chemistry assets in Spain to a third party distributor during the quarter ended March 31, 2000.

The strongest performing product lines during the quarter and six month period ended June 30, 2001 were routine chemistry and robotic automation/genetic analysis. The combination of our diagnostic laboratory automation solutions and SYNCHRON LX(R)20 clinical chemistry systems increased routine chemistry sales more than 14% and 11% in constant currency (excluding the one-time asset sale, see discussion above) in the quarter and six month period ended June 30, 2001, respectively. Robotic automation/genetic analysis sales grew 36% and 33% in constant currency for the quarter and six month period ended June 30, 2001, respectively, fueled by a backlog of orders for the Biomek(R) FX laboratory automation workstation.

Gross profit as a percentage of sales ("gross margin") in the second quarter of 2001 was 46.9%, 0.7 percentage points lower than the same period in the prior year. The decrease in gross margin is mainly due to the effects of currency fluctuations relative to the U.S. dollar. On a constant currency basis, gross margin in the second quarter of 2001 was 47.5%, or 0.1 percentage points lower than in the same period in the prior year. Gross margin for the six months ended June 30, 2001 was 46.8%, 0.4 percentage points lower than the same period in the prior year. Gross margin on a constant currency basis for the six months ended June 30, 2001 was 47.4%, a 0.2 percentage point improvement over the same period in the prior year.

Selling, general and administrative expenses ("SG&A") as a percentage of sales improved to 24.4% of sales in the second quarter of 2001 as compared to 25.0% of sales in the second quarter of 2000. The improvement in SG&A as a percentage of sales of 0.6 percentage points is primarily due to continued expense control and the fixed nature of certain of our SG&A expenses. For the six months ended June 30, 2001 and 2000, SG&A as a percentage of sales was 24.9% and 25.7%, respectively. The decrease in SG&A as a percentage of sales during this period is primarily due to a $3.8 million reversal of an accrual associated with a cross-licensing agreement during the quarter ended March 31, 2001, continued expense control and the fixed nature of certain of our SG&A expenses. Excluding the aforementioned accrual reversal, SG&A as a percentage of sales would have been 25.3% for the six months ended June 30, 2001.

Research and Development ("R&D") expenses increased $1.5 million to $47.3 million in the second quarter of 2001 from $45.8 million in the second quarter of 2000. R&D increased $2.8 million to $89.5 million for the six months ended June 30, 2001 from $86.7 million for the same period in the prior year. The increases are primarily due to increased R&D expenses associated with our Immunomics operation.

Interest expense decreased $3.9 million to $14.0 million in the second quarter of 2001 from $17.9 million in the second quarter of 2000. Interest expense decreased $6.1 million to $30.4 million for the six months ended June 30, 2001 from $36.5 million for the same period in the prior year. The decreases from the prior year periods are due to debt reduction and lower interest rates on the variable portion of our borrowings.

Other nonoperating (income) expense was $(1.2) million for the quarter ended June 30, 2001 and primarily consisted of foreign currency related activities of $(1.4) million. For the six months ended June 30, 2001, other nonoperating (income) expense was $0.3 million and primarily consisted of the following:

     o a write-down of $4.7 million for an equity investment in point-of-care testing during the quarter ended March 31, 2001;

     o  foreign currency related activities of $(3.4) million; and

     o gains on the sales of certain sales-type lease receivables of $(1.4) million (see Note 6 "Sale of Receivables").

Other nonoperating (income) expense was $(2.4) million for the quarter ended June 30, 2000 and primarily consisted of foreign currency related activities of $(0.9) million and a gain on the sale of a facility in Japan of $(1.7) million. For the six months ended June 30, 2000, other nonoperating (income) expense was $(3.2) million and included the aforementioned items and foreign currency related activities of $(0.4) million during the quarter ended March 31, 2000.

Earnings were $36.8 million for the second quarter of 2001 or $0.58 per diluted share compared to $32.4 million or $0.53 per diluted share for the second quarter of 2000. Earnings before the accounting change (see Note 2 "Recent Accounting Developments" for further discussion) for the six months ended June 30, 2001 were $60.2 million or $0.95 per diluted share compared to $53.4 million or $0.88 per diluted share for the same period in the prior year. The increase in earnings is due to the various reasons discussed previously.

Financial Condition

As discussed in greater detail in our 2000 annual report, we are a leveraged company. Although the debt-to-capital ratio has improved from 72.7% at December 31, 2000 to 68.0% at June 30, 2001, among other things, our high level of debt:

     o increases our vulnerability to general adverse economic and industry conditions;

     o could limit our ability to obtain additional financing on favorable terms; and

     o requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At June 30, 2001, we are in compliance with such financial ratios and tests.

Operating activities provided cash of $81.8 million for the six months ended June 30, 2001 compared to $88.2 million for the six months ended June 30, 2000. The primary contributors were:

     o increases in trade and other receivables of $40.2 million in 2001 versus reductions of $21.4 million in 2000; and

     o proceeds from sales of sales-type lease receivables of $32.6 million in 2001 versus $48.3 million in 2000.

These contributors were partially offset by the following:

     o increases in inventories used $26.6 million in 2001 as compared to $39.3 million in 2000; and

     o cash paid to settle accounts payable, accrued expenses and other liabilities was $29.5 million in 2001 versus $90.0 million in 2000.

In 2001, investing activities used $78.2 million of net cash primarily consisting of $80.6 million of additions to property, plant and equipment. In 2000, investing activities used $41.8 million of net cash, consisting of $72.0 million of additions to property, plant and equipment, offset by $15.0 million in proceeds from the sale of clinical chemistry assets to a third party distributor in Spain and $15.2 million in proceeds from the sale of property, plant and equipment.

Net cash used by financing activities was $16.8 million in 2001 compared to $56.0 million in 2000. Net cash paid to reduce our debt was $26.2 million and $65.7 million during 2001 and 2000, respectively. Additionally, we paid $10.3 million and $9.4 million in dividends to our stockholders in 2001 and 2000, respectively. These amounts were partially offset by proceeds received from the issuance of stock of $19.7 million and $19.1 million in 2001 and 2000, respectively.

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

During the quarter ended June 30, 2001, our credit rating at Moody's was upgraded to a Baa3 investment grade, giving us an investment grade rating at two of three rating agencies. The upgrade reflects our ability to manage acquisitions and deliver improved financial performance.

In May 2001, we paid a quarterly cash dividend of $0.085 per share of common stock, for a total of $5.2 million.

Business Climate

The clinical diagnostics and life science research markets are highly competitive with many manufacturers around the world. These markets continue to be unfavorably impacted by the economic weakness in parts of Europe, Asia and Latin America and government and healthcare cost containment initiatives in general. The life science research market also continues to be affected by governmental constraints on research and development spending outside the United States.

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

Our new products originate from four sources:

     o  internal research and development programs;

     o external collaborative efforts with individuals in academic institutions and technology companies;

     o  devices and techniques that are generated in customers' laboratories;
        and

     o  business and technology acquisitions.

The size and growth of our markets are influenced by a number of factors, including:

     o  technological innovation in bioanalytical practice;

     o government funding for basic and disease-related research (for example, heart disease, AIDS and cancer);

     o research and development spending by biotechnology and pharmaceutical companies;

     o  healthcare spending; and

     o  physician practice.

We expect worldwide healthcare expenditures and diagnostic testing to increase over the long-term, primarily as a result of the following:

     o growing demand for services generated by the increasing size and aging of the world population;

     o increasing expenditures on diseases requiring costly treatment (for example, AIDS and cancer); and

     o expanding demand for improved healthcare services in developing countries.

In addition to the business climate factors discussed previously, certain economic factors may influence our business:

     o currency fluctuations - as approximately 45% of our revenues are generated outside the United States and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other nonoperating income and expense; and

     o interest rates - as approximately 70% of our debt is under variable interest rate terms. This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

Recent Accounting Developments

Transfers of Financial Assets and Extinguishments of Liabilities
Effective April 1, 2001, the Company adopted SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement replaces SFAS 125 and revises the accounting for securitizations and other transfers of financial assets. The adoption of SFAS 140 did not have a material impact on our financial position or results of operations.

Business Combinations

Effective July 1, 2001, we adopted SFAS 141 "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations initiated after June 30, 2001 be accounted for by a single method - the purchase method. The adoption of SFAS 141 did not have a material impact on our financial position or results of operations.

Goodwill and Other Intangible Assets

SFAS 142 "Goodwill and Other Intangible Assets" requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. We are required to adopt SFAS 142 on January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. We estimate that the adoption of SFAS 142 will decrease amortization expense in 2002 by approximately $17 million (net of income taxes of $4 million).

Forward Looking Statements

This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

     o  the schedule for completion of our ERP program;

     o  anticipated debt reduction;

     o  our business strategy;

     o  the impact of adopting SFAS 142;

     o  anticipated trends in our business; and

     o  our liquidity requirements and capital resources.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

     o  unanticipated delays in completing our ERP program;

     o  anticipated debt reduction;

     o complexity and uncertainty regarding development of new high-technology products;

     o loss of market share through aggressive competition in the clinical diagnostics and life science research markets;

     o  our dependence on capital spending policies and government funding;

     o  the effect of potential healthcare reforms;

     o  changes in estimates associated with the adoption of SFAS 142;

     o  fluctuations in foreign exchange rates and interest rates;

     o  reliance on patents and other intellectual property;

     o unanticipated reductions in cash flows and difficulty in sales of assets;

     o  unanticipated euro problems; and

     o  other factors that cannot be identified at this time.

Although we believe we have the product offerings and resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We attempt to limit our exposure to these market risks through the use of various financial instruments. Assuming a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2001, a 10% strengthening of the U.S. dollar would result in a gain in fair value of $10.4 million and a 10% weakening of the U.S. dollar would result in a loss in fair value of $12.3 million in these instruments. With respect to interest rates, a one percentage point increase or decrease in interest rates would decrease or increase current year's pre-tax earnings by $3.1 million. For further discussion of the Company's market risk exposures, refer to the section entitled "Financial Risk Management" included in "Management's Discussion and Analysis" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

                                     PART II

                                OTHER INFORMATION

Item 1. Legal Proceedings

        In December 1999, Streck Laboratories, Inc. sued Beckman Coulter and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. We, on behalf of ourselves and Coulter Corporation, denied liability and filed a counterclaim against Streck for patent infringement. Beckman Coulter and Streck have conducted significant discovery, and the trial is currently scheduled for March 2002. The litigation is presently stayed pending negotiations between the parties which are expected to lead to a settlement of this matter. We believe that there is no reasonable basis for us to conclude that this litigation or any settlement of this litigation could lead to an outcome that would have a material adverse effect on our consolidated operations, financial position or liquidity.

Item 2. Changes In Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security-Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            11. Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

            15.  Independent Accountants' Review Report, July 27, 2001

        (b) Reports on Form 8-K

            Zero Coupon Senior Notes forms of Underwriting Agreement and Supplemental Indenture, filed June 12, 2001.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  BECKMAN COULTER, INC.
                                                       (Registrant)


Date: August 10, 2001                             By /s/ WILLIAM H. MAY
                                                     ---------------------------
                                                     William H. May
                                                     Vice President, General
                                                     Counsel and Secretary


Date: August 10, 2001                             By /s/ AMIN I. KHALIFA
                                                     ---------------------------
                                                     Amin I. Khalifa
                                                     Vice President, Finance
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

                         FORM 10-Q, SECOND QUARTER, 2001


Exhibit
Number          Description
-------         -----------

  11. Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

  15.           Independent Accountants' Review Report, July 27, 2001