Form 10-Q
period 2001-09-30
BECKMAN COULTER INC
filed 2001-11-13
CIK 840467

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 001-10109

BECKMAN COULTER, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-1040600
(State of Incorporation)	(I.R.S. Employer Identification No.)

4300 N. Harbor Boulevard, Fullerton, California	92834-3100
(Address of principal executive offices)	(Zip Code)

(714) 871-4848
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]   No [   ].

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Outstanding shares of common stock, $0.10 par value, as of October 26, 2001: 60,946,250 shares.

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2001 and 2000

Condensed Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000

Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II
OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes In Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security-Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Millions, Except Amounts Per Share and Share Data)
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

Sales	$476.6	$457.8	$1,405.7	$1,361.6
Cost of sales	258.8	243.2	753.5	720.5

Gross profit	217.8	214.6	652.2	641.1

Operating costs and expenses:
Selling, general and administrative	121.2	116.4	352.4	349.0
Research and development	45.9	43.3	135.4	130.0

Total operating costs and expenses	167.1	159.7	487.8	479.0

Operating income	50.7	54.9	164.4	162.1

Nonoperating (income) and expense:
Interest income	(1.9)	(1.4)	(6.1)	(4.9)
Interest expense	12.4	17.7	42.8	54.2
Other, net	(7.6)	(3.6)	(7.3)	(6.8)

Total nonoperating expense	2.9	12.7	29.4	42.5

Earnings before income taxes and accounting change	47.8	42.2	135.0	119.6
Income taxes	14.8	13.1	41.8	37.1

Earnings before accounting change	33.0	29.1	93.2	82.5
Cumulative effect of accounting change, net of income taxes of $1.8	—	—	3.1	—

Net earnings	$33.0	$29.1	$90.1	$82.5

Basic earnings per share:
Before accounting change	$0.54	$0.49	$1.54	$1.40
Cumulative effect of accounting change	—	—	(0.05)	—

	$0.54	$0.49	$1.49	$1.40

Diluted earnings per share:
Before accounting change	$0.52	$0.47	$1.46	$1.34
Cumulative effect of accounting change	—	—	(0.05)	—

	$0.52	$0.47	$1.41	$1.34

Weighted average number of shares outstanding (in thousands):
Basic	60,730	59,256	60,346	58,733
Diluted	63,953	62,490	63,873	61,517
Dividends declared per share	$0.085	$0.080	$0.255	$0.240

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Amounts per Share)

	September 30,	December 31,
	2001	2000

	Unaudited
Assets
Current assets:
Cash and equivalents	$22.0	$29.6
Trade and other receivables	522.9	536.7
Inventories	392.1	332.1
Other current assets	49.9	29.4

Total current assets	986.9	927.8
Property, plant and equipment, net	332.6	298.2
Goodwill, less accumulated amortization of $45.2 and $37.2 at September 30, 2001 and December 31, 2000, respectively	329.3	331.7
Other intangibles, less accumulated amortization of $78.6 and $66.1 at September 30, 2001 and December 31, 2000, respectively	369.4	382.7
Other assets	104.5	77.8

Total assets	$2,122.7	$2,018.2

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$43.4	$52.1
Accounts payable, accrued expenses and other liabilities	383.9	390.7
Income taxes	72.9	58.3

Total current liabilities	500.2	501.1
Long-term debt, less current maturities	825.2	862.8
Other liabilities	336.2	310.4

Total liabilities	1,661.6	1,674.3

Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued and outstanding 60.9 and 59.7 at September 30, 2001 and December 31, 2000, respectively	6.1	6.0
Additional paid-in capital	204.4	170.0
Retained earnings	300.8	226.3
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(51.8)	(58.4)
Derivatives qualifying as hedges	1.6	—

Total stockholders’ equity	461.1	343.9

Total liabilities and stockholders’ equity	$2,122.7	$2,018.2

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
Unaudited

	Nine Months Ended
	September 30,

	2001	2000

Cash Flows from Operating Activities
Net earnings	$90.1	$82.5
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	94.6	101.6
Cumulative effect of accounting change, net of tax	3.1	—
Net deferred income taxes	(1.9)	8.2
Loss (gain) on sale of property, plant and equipment	0.9	(2.9)
Changes in assets and liabilities:
Trade and other receivables	14.1	76.9
Inventories	(40.7)	(46.7)
Accounts payable, accrued expenses and other liabilities	(18.7)	(97.0)
Income taxes payable	23.6	23.0
Other	7.0	3.4

Net cash provided by operating activities	172.1	149.0

Cash Flows from Investing Activities
Additions to property, plant and equipment	(122.7)	(110.1)
Proceeds from sale of property, plant and equipment	2.1	17.5
Proceeds from sale of certain clinical chemistry assets	0.7	15.2
Purchase of investments	—	(5.3)
Payment for acquisition	(3.3)	—

Net cash used by investing activities	(123.2)	(82.7)

Cash Flows from Financing Activities
Dividends to stockholders	(15.6)	(14.2)
Proceeds from issuance of stock	27.3	27.3
Proceeds from stock purchase plan	2.5	2.0
Notes payable reductions, net	(27.0)	(21.6)
Long-term debt reductions	(43.7)	(72.8)

Net cash used by financing activities	(56.5)	(79.3)

Effect of exchange rates on cash and equivalents	—	(3.1)

Decrease in cash and equivalents	(7.6)	(16.1)
Cash and equivalents — beginning of period	29.6	34.4

Cash and equivalents — end of period	$22.0	$18.3

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$44.2	$52.4
Income taxes	$25.3	$21.1
Noncash investing and financing activities:
Purchase of equipment under capital lease	$3.7	$3.1

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001
Unaudited

1. Report by Management

Beckman Coulter, Inc. and its wholly owned subsidiaries (the “Company”) prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted.

The financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company’s results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

Revenues, expenses, assets and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2. Recent Accounting Developments

Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other nonoperating (income)/expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., derivatives qualifying as hedges) and is subsequently recognized in other nonoperating (income)/expense when the hedged future foreign currency cash flows are received. Ineffective portions of changes in the fair value of cash flow hedges are recognized in other nonoperating (income)/expense. If the derivative is designated as hedging the foreign currency exposure of a net investment in a foreign operation (“net investment hedge”), the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment). Prior to the date of adoption of SFAS 133, the Company’s existing foreign currency contracts were characterized as fair value hedges. The effect of the re-characterization to cash flow hedges on January 1, 2001 was not material. The adoption of SFAS 133 resulted in a cumulative after-tax reduction to income of $3.1 million (net of income taxes of $1.8 million) during the quarter ended March 31, 2001.

Transfers of Financial Assets and Extinguishments of Liabilities

Effective April 1, 2001, the Company adopted SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement replaces SFAS 125 and revises the accounting for securitizations and other transfers of financial assets. The adoption of SFAS 140 did not have a material impact on the Company’s financial position or results of operations.

Goodwill and Other Intangible Assets

SFAS 142 “Goodwill and Other Intangible Assets” requires that goodwill and other intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. The Company is required to adopt SFAS 142 on January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. The Company estimates that the adoption of SFAS 142 will decrease amortization expense in 2002 by approximately $16 million (net of income taxes of $4 million).

Accounting for Asset Retirement Obligations

SFAS 143 “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS 143 on January 1, 2003. The Company is currently evaluating the impact of SFAS 143 on its consolidated financial statements and results of operations.

3. Derivatives

The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company’s objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no underlying exposures. The following discusses in more detail the Company’s foreign currency and interest rate exposures and related derivative instruments.

Foreign Currency

The Company manufactures its products principally in the United States, but generates approximately 45% of its revenues from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from cash flows attributable to anticipated intercompany transactions. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

During the three months ended September 30, 2001, the Company entered into a foreign currency swap contract to hedge a net investment in a foreign operation. This foreign currency swap contract is designated as a net investment hedge. At September 30, 2001, a $1.0 million loss associated with this foreign currency swap contract was included in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment).

For options designated as cash flow hedges, changes in time value are excluded from the assessment of hedge effectiveness. During the three and nine months ended September 30, 2001, the Company recognized zero and $1.6 million, respectively, of hedge ineffectiveness associated with its cash flow hedges. No hedge ineffectiveness was recognized on the Company’s fair value hedges during the three and nine months ended September 30, 2001. No fair value or cash flow hedges were discontinued for the nine months ended September 30, 2001.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other nonoperating (income)/expense at the time the hedged future foreign currency cash flows are received. The Company estimates that $0.9 million of the $1.6 million unrealized gain included in accumulated other comprehensive income at September 30, 2001 will be reclassified to other nonoperating (income)/expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

In March 1998, the Company entered into reverse interest rate swap contracts totaling $300.0 million associated with the issuance of the $400.0 million Senior Notes. Pursuant to the reverse interest rate swap agreements, as amended, the Company receives an average fixed interest rate of 6.2% and pays a floating interest rate (3.5% at September 30, 2001). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective pursuant to SFAS 133 as all significant terms of the Senior Notes and the reverse interest rate swap contracts match. At September 30, 2001, the fair value of the reverse interest rate swaps was $20.0 million and is included in other assets. An offsetting $20.0 million credit is included in long-term debt as a fair value adjustment to the Senior Notes.

4. Comprehensive Income

The Company’s components of comprehensive income include net earnings, foreign currency adjustments and derivatives qualifying as hedges, as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2001	2000	2001	2000

Net earnings	$33.0	$29.1	$90.1	$82.5

Foreign currency translation adjustment	9.0	1.5	6.6	(24.6)

Derivatives qualifying as hedges:
Net derivative (loss) gain	(5.9)	—	6.0	—
Reclassifications to income	(2.7)	—	(4.4)	—

	(8.6)	—	1.6	—

Comprehensive income	$33.4	$30.6	$98.3	$57.9

5. Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) before accounting change (amounts in millions, except amounts per share):

	Three Months Ended September 30,
	2001			2000

			Per			Per
	Net		Share	Net		Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS:
Net earnings	$33.0	60.730	$0.54	$29.1	59.256	$0.49
Effect of dilutive stock options	—	3.223	(0.02)	—	3.234	(0.02)

Diluted EPS:
Net earnings	$33.0	63.953	$0.52	$29.1	62.490	$0.47

	Nine Months Ended September 30,
	2001			2000

	Earnings
	Before		Per			Per
	Accounting		Share	Net		Share
	Change	Shares	Amount	Earnings	Shares	Amount

Basic EPS:
Net earnings	$93.2	60.346	$1.54	$82.5	58.733	$1.40
Effect of dilutive stock options	—	3.527	(0.08)	—	2.784	(0.06)

Diluted EPS:
Net earnings	$93.2	63.873	$1.46	$82.5	61.517	$1.34

For the three and nine months ended September 30, 2001 and for the three months ended September 30, 2000, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS. For the nine months ended September 30, 2000, there were 0.1 million shares relating to the possible exercise of outstanding stock options that were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

6. Sale of Receivables

During the nine months ended September 30, 2001, the Company sold certain sales-type lease receivables as part of the Company’s plan to reduce debt. The net book value of financial assets sold was $44.3 million for which the Company received $47.5 million in cash proceeds. During the nine months ended September 30, 2000, the Company sold similar assets with a net book value of $61.6 million for which the Company received $61.9 million. The transactions were accounted for as asset sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The sales are subject to certain recourse and servicing provisions, and, as such, the Company has established reserves for these probable liabilities.

7. Inventories

Inventories consisted of the following (amounts in millions):

	September 30, 2001	December 31, 2000

Finished products	$256.0	$214.0
Raw materials, parts and assemblies	109.3	95.7
Work in process	26.8	22.4

	$392.1	$332.1

8. Contingencies

In December 1999, Streck Laboratories, Inc. (“Streck”) sued Beckman Coulter and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. The Company, on behalf of itself and Coulter Corporation, denied liability. The litigation, previously stayed pending settlement discussions, has resumed as a result of the inability of the parties to reach a settlement. The trial is currently scheduled for June 2002. The Company believes that there is no reasonable basis to conclude that this litigation could lead to an outcome that would have a material adverse effect on its consolidated results of operations, financial position or liquidity.

In addition to the above matter, the Company is involved in a number of other lawsuits, which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any such lawsuits will have a material adverse effect on its consolidated results of operations, financial position or liquidity.

9. Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. The Company has two reportable segments: (1) clinical diagnostics and (2) life science research. The clinical diagnostics segment encompasses diagnostic applications, principally in hospital and private laboratories. The life science research segment includes life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. All corporate activities including financing transactions are captured in a central services “Center”, which is reflected in the table below. The Company evaluates performance based on profit or loss from operations. Although primarily operating in the same industry, reportable segments are managed separately, since each business requires different marketing strategies and has different customers.

During the quarter ended March 31, 2001, the Company announced its intention to form three divisions aligned with the biomedical testing continuum: Life Science Research, Specialty Testing and Clinical Diagnostics. Implementation is expected in 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2001	2000	2001	2000

	(amounts in millions)
Net sales
Clinical diagnostics	$364.1	$358.8	$1,096.5	$1,078.9
Life science research	112.5	99.0	309.2	282.7
Center	—	—	—	—

Consolidated	$476.6	$457.8	$1,405.7	$1,361.6

Operating income (loss)
Clinical diagnostics	$52.0	$53.2	$170.3	$174.1
Life science research	21.0	17.0	51.9	39.8
Center	(22.3)	(15.3)	(57.8)	(51.8)

Consolidated	$50.7	$54.9	$164.4	$162.1

Interest income
Clinical diagnostics	$(0.8)	$(0.6)	$(2.6)	$(1.3)
Life science research	—	—	—	—
Center	(1.1)	(0.8)	(3.5)	(3.6)

Consolidated	$(1.9)	$(1.4)	$(6.1)	$(4.9)

Interest expense
Clinical diagnostics	$—	$—	$—	$—
Life science research	—	—	—	—
Center	12.4	17.7	42.8	54.2

Consolidated	$12.4	$17.7	$42.8	$54.2

Sales to external customers
Americas	$308.5	$291.6	$902.0	$840.1
Europe	113.2	112.8	340.1	357.2
Asia	54.9	53.4	163.6	164.3

Consolidated	$476.6	$457.8	$1,405.7	$1,361.6

	September 30, 2001	December 31, 2000

Total assets
Clinical diagnostics	$1,405.6	$1,356.8
Life science research	194.7	201.7
Center	522.4	459.7

Consolidated	$2,122.7	$2,018.2

Long-lived assets
Americas	$1,032.5	$997.7
Europe	85.1	72.8
Asia	18.2	19.9

Consolidated	$1,135.8	$1,090.4

10. Stockholders’ Equity

During the nine months ended September 30, 2001, we recorded a $7.2 million increase to additional paid-in capital with an offsetting decrease to income taxes payable as a result of the tax benefit we receive from employees exercising non-qualified stock options.

11. Debt Financing and Guarantor Subsidiaries

In March 1998, the Company issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008 (the “Offering”). In connection with the Offering, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, fully, severally and unconditionally guaranteed such notes. Pursuant to Securities and Exchange Commission regulations, certain condensed financial information about the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries is required to be disclosed. The following provides this required financial information. Note that the Company used the equity method of accounting for its investments in subsidiaries and the Guarantor Subsidiaries’ investments in Non-Guarantor Subsidiaries.

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2001

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$372.8	$71.7	$254.0	$(221.9)	$476.6
Operating costs and expenses:
Cost of sales	241.6	52.6	186.5	(221.9)	258.8
Selling, general and administrative	66.9	11.0	43.3	—	121.2
Research and development	27.9	16.9	1.1	—	45.9

Operating income (loss)	36.4	(8.8)	23.1	—	50.7
Nonoperating (income) expense	(7.6)	3.6	(1.3)	8.2	2.9

Earnings (loss) before income taxes	44.0	(12.4)	24.4	(8.2)	47.8
Income tax expense (benefit)	11.1	(3.8)	7.6	(0.1)	14.8

Net earnings (loss)	$32.9	$(8.6)	$16.8	$(8.1)	$33.0

Condensed Consolidated Statement of Operations
Three Months Ended September 30, 2000

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$353.2	$67.1	$227.7	$(190.2)	$457.8
Operating costs and expenses:
Cost of sales	219.0	49.8	166.0	(191.6)	243.2
Selling, general and administrative	61.7	11.2	43.5	—	116.4
Research and development	25.1	17.2	1.0	—	43.3

Operating income (loss)	47.4	(11.1)	17.2	1.4	54.9
Nonoperating expense (income)	8.0	3.3	(1.5)	2.9	12.7

Earnings (loss) before income taxes	39.4	(14.4)	18.7	(1.5)	42.2
Income tax expense (benefit)	11.3	(6.2)	7.5	0.5	13.1

Net earnings (loss)	$28.1	$(8.2)	$11.2	$(2.0)	$29.1

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2001

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$1,099.4	$217.6	$722.9	$(634.2)	$1,405.7
Operating costs and expenses:
Cost of sales	699.6	159.1	528.7	(633.9)	753.5
Selling, general and administrative	200.6	31.7	120.1	—	352.4
Research and development	81.9	50.3	3.2	—	135.4

Operating income (loss)	117.3	(23.5)	70.9	(0.3)	164.4
Nonoperating (income) expense	(5.8)	10.6	(1.8)	26.4	29.4

Earnings (loss) before income taxes and accounting change	123.1	(34.1)	72.7	(26.7)	135.0
Income tax expense (benefit)	29.8	(10.5)	22.5	—	41.8

Earnings (loss) before accounting change	93.3	(23.6)	50.2	(26.7)	93.2
Cumulative effect of accounting change net of taxes	3.1	—	—	—	3.1

Net earnings (loss)	$90.2	$(23.6)	$50.2	$(26.7)	$90.1

Condensed Consolidated Statement of Operations
Nine Months Ended September 30, 2000

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$1,033.3	$226.8	$705.5	$(604.0)	$1,361.6
Operating costs and expenses:
Cost of sales	646.9	163.6	517.2	(607.2)	720.5
Selling, general and administrative	188.3	34.0	126.7	—	349.0
Research and development	75.1	51.0	3.9	—	130.0

Operating income (loss)	123.0	(21.8)	57.7	3.2	162.1
Nonoperating expense (income)	15.8	10.0	(3.7)	20.4	42.5

Earnings (loss) before income taxes	107.2	(31.8)	61.4	(17.2)	119.6
Income tax expense (benefit)	26.9	(9.8)	19.0	1.0	37.1

Net earnings (loss)	$80.3	$(22.0)	$42.4	$(18.2)	$82.5

Condensed Consolidated Balance Sheet
September 30, 2001

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and equivalents	$(45.4)	$(0.4)	$67.8	$—	$22.0
Trade and other receivables	261.0	1.4	260.5	—	522.9
Inventories	247.5	48.9	131.4	(35.7)	392.1
Other current assets	969.7	1,343.9	78.6	(2,342.3)	49.9

Total current assets	1,432.8	1,393.8	538.3	(2,378.0)	986.9
Property, plant and equipment, net	202.7	89.2	97.1	(56.4)	332.6
Goodwill, net	8.7	315.6	5.0	—	329.3
Other intangibles, net	26.7	338.2	4.5	—	369.4
Other assets	1,091.8	25.5	344.1	(1,356.9)	104.5

Total assets	$2,762.7	$2,162.3	$989.0	$(3,791.3)	$2,122.7

Liabilities:
Notes payable and current maturities of long-term debt	$3.8	$—	$39.6	$—	$43.4
Accounts payable and accrued expenses	238.8	30.5	114.6	—	383.9
Other current liabilities	918.0	854.7	119.2	(1,819.0)	72.9

Total current liabilities	1,160.6	885.2	273.4	(1,819.0)	500.2
Long-term debt, less current maturities	793.3	—	31.9	—	825.2
Other liabilities	353.9	599.9	18.5	(636.1)	336.2

Total liabilities	2,307.8	1,485.1	323.8	(2,455.1)	1,661.6
Total stockholders’ equity	454.9	677.2	665.2	(1,336.2)	461.1

Total liabilities and stockholders’ equity	$2,762.7	$2,162.3	$989.0	$(3,791.3)	$2,122.7

Condensed Consolidated Balance Sheet
December 31, 2000

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and equivalents	$(28.3)	$(4.3)	$62.2	$—	$29.6
Trade and other receivables	258.6	3.7	274.4	—	536.7
Inventories	221.7	38.2	103.3	(31.1)	332.1
Other current assets	814.1	1,028.4	51.7	(1,864.8)	29.4

Total current assets	1,266.1	1,066.0	491.6	(1,895.9)	927.8
Property, plant and equipment, net	172.1	86.3	109.9	(70.1)	298.2
Goodwill, net	10.7	321.0	—	—	331.7
Other intangibles, net	26.9	350.2	5.6	—	382.7
Other assets	1,308.2	22.3	300.8	(1,553.5)	77.8

Total assets	$2,784.0	$1,845.8	$907.9	$(3,519.5)	$2,018.2

Liabilities:
Notes payable and current maturities of long-term debt	$32.8	$0.1	$19.2	$—	$52.1
Accounts payable and accrued expenses	301.1	24.6	76.7	(11.7)	390.7
Other current liabilities	832.1	539.3	99.4	(1,412.5)	58.3

Total current liabilities	1,166.0	564.0	195.3	(1,424.2)	501.1
Long-term debt, less current maturities	806.9	—	55.9	—	862.8
Other liabilities	473.5	581.0	41.7	(785.8)	310.4

Total liabilities	2,446.4	1,145.0	292.9	(2,210.0)	1,674.3
Total stockholders’ equity	337.6	700.8	615.0	(1,309.5)	343.9

Total liabilities and stockholders’ equity	$2,784.0	$1,845.8	$907.9	$(3,519.5)	$2,018.2

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2001

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$76.8	$6.2	$89.1	$172.1

Cash flows from investing activities:
Additions to property, plant and equipment	(71.9)	(7.8)	(43.0)	(122.7)
Proceeds from sale of property, plant and equipment	—	0.5	1.6	2.1
Proceeds from sale of certain clinical chemistry assets	—	—	0.7	0.7
Payment for acquisition	(3.3)	—	—	(3.3)

Net cash used by investing activities	(75.2)	(7.3)	(40.7)	(123.2)

Cash flows from financing activities:
Dividends to stockholders	(15.6)	—	—	(15.6)
Proceeds from issuance of stock	27.3	—	—	27.3
Proceeds from stock purchase plan	2.5	—	—	2.5
Notes payable (reductions) borrowings	(28.9)	—	1.9	(27.0)
Net intercompany borrowings (reductions)	9.5	5.0	(14.5)	—
Long-term debt reductions	(13.5)	—	(30.2)	(43.7)

Net cash (used) provided by financing activities	(18.7)	5.0	(42.8)	(56.5)

(Decrease) increase in cash and equivalents	(17.1)	3.9	5.6	(7.6)
Cash and equivalents — beginning of period	(28.3)	(4.3)	62.2	29.6

Cash and equivalents — end of period	$(45.4)	$(0.4)	$67.8	$22.0

Condensed Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2000

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided (used) by operating activities	$44.4	$(6.5)	$111.1	$149.0

Cash flows from investing activities:
Additions to property, plant and equipment	(51.4)	(7.5)	(51.2)	(110.1)
Proceeds from sale of property, plant and equipment	—	2.3	15.2	17.5
Proceeds from sale of certain clinical chemistry assets	—	—	15.2	15.2
Investments	(4.8)	—	(0.5)	(5.3)

Net cash used by investing activities	(56.2)	(5.2)	(21.3)	(82.7)

Cash flows from financing activities:
Dividends to stockholders	(14.2)	—	—	(14.2)
Proceeds from issuance of stock	27.3	—	—	27.3
Proceeds from stock purchase plan	2.0	—	—	2.0
Notes payable reductions	(0.1)	(0.8)	(20.7)	(21.6)
Net intercompany borrowings (reductions)	20.7	5.0	(25.7)	—
Long-term debt reductions	(60.8)	(0.1)	(11.9)	(72.8)

Net cash (used) provided by financing activities	(25.1)	4.1	(58.3)	(79.3)

Effect of exchange rates on cash and equivalents	—	—	(3.1)	(3.1)

(Decrease) increase in cash and equivalents	(36.9)	(7.6)	28.4	(16.1)
Cash and equivalents — beginning of period	(5.3)	3.7	36.0	34.4

Cash and equivalents — end of period	$(42.2)	$(3.9)	$64.4	$18.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems which consist of instruments, chemistries, software and supplies that meet a variety of laboratory needs. Our products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic tools found in hospitals and physicians’ offices. We compete in market segments that totaled approximately $31 billion in annual sales worldwide in 2000, and we currently have products which address approximately half of that market.

Our product lines cover virtually all blood tests routinely performed in hospital laboratories and include a range of systems for medical and pharmaceutical research. We offer a wide range of instrument systems and related products, including reagents, consumables, accessories and support services in both the clinical diagnostics and life science research segments. We have more than 175,000 systems operating in laboratories around the world, with approximately two-thirds of annual revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in approximately 130 countries, generating approximately 45% of revenues outside the United States. Our strategy is to maintain our position as a leading provider of laboratory systems. To this end, we achieved the following significant milestones during the quarter ended September 30, 2001:

•	Shipped the Access® 2 Immunoassay System, a second-generation analyzer for cardiac, cancer, anemia, thyroid, fertility and infectious disease testing with networking and automation capabilities.

•	Acquired Anthos Labtec Instruments, G.m.b.H., an Austria-based manufacturer of microtiter plate readers, washers and shakers commonly used with liquid handling systems in life science research and pre-clinical markets.

•	Introduced three new, ready-to-use, MHC Tetramer reagents for Cytomegalovirus (CMV), Epstein-Barr Virus (EBV) and Influenza.

•	Formed strategic alliance between our Immunomics Operations and EpiVax, Inc., to discover, develop and commercialize products and services to accelerate the identification of the biological sequences with the greatest potential for activating the immune system.

•	Moved and reconfigured cellular analysis instrument manufacturing, completing the last integration activity from the Coulter Corporation acquisition.

•	Shipped the COULTER® LH750 hematology system, a random access, blood counting analyzer for high-volume testing environments, such as mid-sized to large hospitals and private laboratories.

Results of Operations

Sales were $476.6 million during the quarter ended September 30, 2001, an increase of 4.1% compared to $457.8 million in the same period in the prior year. On a constant currency basis, sales increased 6.8% in the third quarter of 2001. Sales were $1,405.7 million during the nine months ended September 30, 2001, an increase of 3.2% compared to $1,361.6 million in the same period in the prior year. Sales on a constant currency basis, and excluding a one-time asset sale during the quarter ended March 31, 2000 (see below for discussion), increased 7.2% during the nine months ended September 30, 2001.

The following provides key product and geographical sales information (amounts in millions):

KEY PRODUCT SALES

	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001

			Constant			Constant
		Reported	Currency		Reported	Currency
	$	Growth %	Growth %	$	Growth %*	Growth %*

Routine Chemistry	$130.9	1.7	3.9	$399.0	6.3	8.6
Immunodiagnostics	94.9	10.3	12.2	273.1	8.6	10.7

Total Chemistry	225.8	5.2	7.2	672.1	7.3	9.4

Hematology	91.8	(5.4)	(2.9)	279.2	(4.2)	(1.7)
Cytometry	37.9	1.3	5.1	118.9	1.9	5.6

Total Cellular Analysis	129.7	(3.5)	(0.7)	398.1	(2.5)	0.4

Particle Characterization	8.6	(11.3)	(7.2)	26.3	(4.7)	(1.1)

Total Clinical Diagnostics	364.1	1.5	3.9	1,096.5	3.2	5.7

Robotic Auto./Genetic Analysis	43.6	38.9	43.3	107.5	32.1	36.7
Centrifuge/Analytical Systems	68.9	1.9	5.2	201.7	0.2	3.5

Total Life Science Research	112.5	13.6	17.3	309.2	9.4	13.1

Total Beckman Coulter	$476.6	4.1	6.8	$1,405.7	4.5	7.2

GEOGRAPHICAL SALES

	Three Months Ended			Nine Months Ended
	September 30, 2001			September 30, 2001

			Constant			Constant
		Reported	Currency		Reported	Currency
	$	Growth %	Growth %	$	Growth %*	Growth %*

Clinical Diagnostics
Americas	$237.0	3.6	3.6	$714.0	6.5	6.7
Europe	87.8	(1.6)	4.5	268.6	(1.0)	5.1
Asia	39.3	(3.9)	3.9	113.9	(5.6)	1.4

Total Clinical Diagnostics	364.1	1.5	3.9	1,096.5	3.2	5.7

Life Science Research
Americas	71.5	13.7	13.8	188.0	10.7	11.0
Europe	25.4	7.6	15.3	71.5	3.2	10.7
Asia	15.6	24.8	38.4	49.7	14.0	24.8

Total Life Science Research	112.5	13.6	17.3	309.2	9.4	13.1

Total Beckman Coulter
Americas	308.5	5.8	5.8	902.0	7.4	7.6
Europe	113.2	0.4	6.7	340.1	(0.1)	6.3
Asia	54.9	2.8	12.0	163.6	(0.4)	7.6

Total Beckman Coulter	$476.6	4.1	6.8	$1,405.7	4.5	7.2

*	Percentages have been adjusted to exclude the one-time $16.6 million sale of clinical chemistry assets in Spain to a third party distributor during the quarter ended March 31, 2000.

The strongest performing product lines during the quarter and nine month periods ended September 30, 2001 were immunodiagnostics and robotic automation/genetic analysis. The combination of our new Access® 2 Immunoassay System and our newly-cleared Troponin I cardiac test increased immunodiagnostics sales 12.2% in constant currency in the quarter ended September 30, 2001. Immunodiagnostics sales increased 10.7% in constant currency for the nine months ended September 30, 2001 due to the aforementioned items and increases in other Access® immunoassay product sales. Robotic automation/genetic analysis sales grew 43.3% and 36.7% in constant currency for the quarter and nine month periods ended September 30, 2001, respectively, fueled by sales of the Biomek® FX laboratory automation workstation. Hematology, particularly in the high-volume laboratory market, was our weakest performing product line, which decreased 2.9% and 1.7% in constant currency for the three and nine month periods ended September 30, 2001, respectively.

On a geographical basis, sales in the Americas increased 5.8% in the third quarter of 2001 as compared to the same period in the prior year. In the Americas, particularly the United States, the quarterly sales cycle was disrupted for nearly two weeks subsequent to the tragic events of September 11. As a result, several orders, consisting primarily of routine chemistry and hematology systems, slipped into the fourth quarter of 2001. In constant currency, sales in Europe and Asia grew 6.7% and 12.0%, respectively, in the third quarter of 2001 as compared to the same period in the prior year. The improvement was led by sales in Life Science Research of robotic automation/genetic analysis systems. For the nine months ended September 30, 2001, constant currency sales in the Americas, Europe and Asia were 7.6%, 6.3% and 7.6%, respectively, as compared to the same period in the prior year.

Gross profit as a percentage of sales (“gross margin”) in the third quarter of 2001 was 45.7%, 1.2 percentage points lower than the same period in the prior year. The decrease in gross margin is mainly due to the effects of currency fluctuations relative to the U.S. dollar (0.7 percentage point impact) and a slightly higher mix of instruments to after-market sales of supplies, chemistry kits and reagents (0.8 percentage point impact). Gross margin for the nine months ended September 30, 2001 was 46.4% (47.1% in constant currency), 0.7 percentage points lower than the same period in the prior year.

Selling, general and administrative expenses (“SG&A”) as a percentage of sales was 25.4% in the third quarter of 2001, consistent with the same period in the prior year. For the nine months ended September 30, 2001, SG&A as a percentage of sales was 25.1%, 0.5 percentage points lower than in the same period in the prior year. The decrease in SG&A as a percentage of sales during this period is primarily due to a $3.8 million reversal of an accrual associated with a cross-licensing agreement during the quarter ended March 31, 2001, continued expense control and the fixed nature of certain of our SG&A expenses. Excluding the aforementioned accrual reversal, SG&A as a percentage of sales would have been 25.3% for the nine months ended September 30, 2001.

Research and development (“R&D”) expenses increased $2.6 million to $45.9 million in the third quarter of 2001 from $43.3 million in the third quarter of 2000. R&D increased $5.4 million to $135.4 million for the nine months ended September 30, 2001 from $130.0 million for the same period in the prior year. The increases are primarily due to increased R&D expenses associated with our Immunomics operation. R&D as a percentage of sales for the three and nine month periods ended September 30, 2001 was 9.6% as compared to 9.5% for the three and nine month periods ended September 30, 2000.

Interest expense decreased $5.3 million to $12.4 million in the third quarter of 2001 from $17.7 million in the third quarter of 2000. Interest expense decreased $11.4 million to $42.8 million for the nine months ended September 30, 2001 from $54.2 million in the prior year. The decreases from the prior year periods are due to lower debt levels and lower interest rates on the variable rate portion of our borrowings.

Other nonoperating (income) expense was $(7.6) million for the quarter ended September 30, 2001, consisting primarily of foreign currency related activities of $(5.1) million and a gain on the sale of certain sales-type lease receivables of $(1.1) million (see Note 6 “Sale of Receivables”). For the nine months ended September 30, 2001, other nonoperating (income) expense was $(7.3) million, primarily consisting of the following:

•	a write-down of $4.7 million for an equity investment in point-of-care testing during the quarter ended March 31, 2001;

•	foreign currency related activities of $(8.5) million; and

•	gains on the sales of certain sales-type lease receivables of $(2.5) million (see Note 6 “Sale of Receivables”).

Other nonoperating (income) expense was $(3.6) million for the quarter ended September 30, 2000 and primarily consisted of foreign currency related activities of $(3.0) million and a gain on the sale of a facility in Australia of $(1.2) million. For the nine months ended September 30, 2000, other nonoperating (income) expense was $(6.8) million and primarily consisted of foreign currency related activities of $(4.3) million, a gain on the sale of the facility in Australia of $(1.2) million and a gain on the sale of a facility in Japan of $(1.7) million.

Earnings were $33.0 million or $0.52 per diluted share for the third quarter of 2001 compared to $29.1 million or $0.47 per diluted share for the third quarter of 2000. Earnings before the accounting change associated with the adoption of SFAS No. 133 (see Note 2 “Recent Accounting Developments” for further discussion) for the nine months ended September 30, 2001 were $93.2 million or $1.46 per diluted share compared to $82.5 million or $1.34 per diluted share for the same period in the prior year.

Financial Condition

As discussed in greater detail in our 2000 annual report, we are a leveraged company. Although the debt-to-capital ratio has improved from 72.7% at December 31, 2000 to 65.3% at September 30, 2001, among other things, our high level of debt:

•	increases our vulnerability to general adverse economic and industry conditions;

•	could limit our ability to obtain additional financing on favorable terms; and

•	requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At September 30, 2001, we are in compliance with such financial ratios and tests.

Operating activities provided cash of $172.1 million for the nine months ended September 30, 2001 compared to $149.0 million for the nine months ended September 30, 2000. The primary contributors were:

•	increases in inventories used $40.7 million in 2001 as compared to $46.7 million in 2000; and

•	cash paid to settle accounts payable, accrued expenses and other liabilities was $18.7 million in 2001 versus $97.0 million in 2000.

These contributors were partially offset by decreases in trade and other receivables of $14.1 million in 2001 versus $76.9 million in 2000.

In 2001, investing activities used $123.2 million of net cash primarily consisting of $122.7 million of additions to property, plant and equipment. In 2000, investing activities used $82.7 million of net cash, consisting of $110.1 million of additions to property, plant and equipment and $5.3 million of investments, partially offset by $15.2 million in proceeds from the sale of clinical chemistry assets to a third party distributor in Spain and $17.5 million in proceeds from the sale of property, plant and equipment.

Net cash used by financing activities was $56.5 million in 2001 compared to $79.3 million in 2000. Net cash paid to reduce our debt was $70.7 million and $94.4 million during 2001 and 2000, respectively. Additionally, we paid $15.6 million and $14.2 million in dividends to our stockholders in 2001 and 2000, respectively. These amounts were partially offset by proceeds received from the issuance of stock of $27.3 million in both 2001 and 2000.

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

Our strategies for growth require a flexible infrastructure. As a result of an aggressive acquisition schedule in 1996 and 1997, there are multiple systems and processes currently in use throughout the Company. We have chosen to implement an Oracle enterprise resource planning system (“ERP”) to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes. We expect that the majority of the work required to implement these new systems will take place through 2002. If we are unable to implement and effectively manage the transition to this new integrated system, our future consolidated operating results could be adversely affected.

During the quarter ended June 30, 2001, our senior long-term credit rating at Moody's Investors Service was upgraded to “Baa3”. On November 9, 2001, our senior long-term credit rating at Standard & Poor’s was upgraded to “BBB”. These upgrades, combined with Fitch, Inc.’s “BBB” senior long-term credit rating, give us an investment grade rating at all three rating agencies, improves our financial profile and should enhance our ability to borrow in the future at relatively more favorable rates.

In September 2001, we paid a quarterly cash dividend of $0.085 per share of common stock, for a total of $5.2 million.

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

With our leadership position in cellular analysis and our extensive capabilities in routine chemistry and immunodiagnostics, we are able to offer a broad range of automated systems that together can perform more than 75% of a hospital laboratory’s testing needs and essentially 100% of the blood tests that are considered routine. We believe we are able to provide significant value-added benefits, enhanced through our expertise in simplifying and automating laboratory processes, to our customers.

Our new products originate from four sources:

•	internal research and development programs;

•	external collaborative efforts with individuals in academic institutions and technology companies;

•	devices and techniques that are generated in customers’ laboratories; and

•	business and technology acquisitions.

The size and growth of our markets are influenced by a number of factors, including:

•	technological innovation in bioanalytical practice;

•	government funding for basic and disease-related research (for example, heart disease, AIDS and cancer);

•	research and development spending by biotechnology and pharmaceutical companies;

•	healthcare spending; and

•	physician practice.

We expect worldwide healthcare expenditures and diagnostic testing to increase over the long-term, primarily as a result of the following:

•	growing demand for services generated by the increasing size and aging of the world population;

•	increasing expenditures on diseases requiring costly or extended treatment (for example, AIDS and cancer); and

•	expanding demand for improved healthcare services in developing countries.

In addition to the business climate factors discussed previously, certain economic factors may influence our business:

•	currency fluctuations — as approximately 45% of our revenues are generated outside the United States and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other nonoperating income and expense; and

•	interest rates — as approximately 70% of our debt is under variable interest rate terms. This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

Recent Accounting Developments

Goodwill and Other Intangible Assets

SFAS 142 “Goodwill and Other Intangible Assets” requires that goodwill and other intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. We are required to adopt SFAS 142 on January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. We estimate that the adoption of SFAS 142 will decrease amortization expense in 2002 by approximately $16 million (net of income taxes of $4 million).

Asset Retirement Obligations

SFAS 143 “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt SFAS 143 on January 1, 2003. We are currently evaluating the impact of SFAS 143 on our consolidated financial statements and results of operations.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

•	the schedule for completion of our ERP program;

•	anticipated debt reduction, cash flow available to be applied to debt reduction and the availability of additional financing;

•	our business strategy;

•	the impacts of recent accounting changes, particularly the adoption of SFAS 142;

•	anticipated trends in our business; and

•	our liquidity requirements and capital resources.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	unanticipated delays in completing our ERP program;

•	anticipated debt reduction;

•	complexity and uncertainty regarding development of new high- technology products;

•	loss of market share through aggressive competition in the clinical diagnostics and life science research markets;

•	our dependence on capital spending policies and government funding;

•	the effect of potential healthcare reforms;

•	changes in estimates associated with the adoption of SFAS 142;

•	fluctuations in foreign exchange rates and interest rates;

•	reliance on patents and other intellectual property;

•	global economic and political conditions;

•	unanticipated reductions in cash flows and difficulty in sales of assets;

•	unanticipated euro problems; and

•	other factors that cannot be identified at this time.

Although we believe we have the product offerings and resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our cash flow and earnings are subject to fluctuations due to changes in foreign currency exchange rates and interest rates. We attempt to limit our exposure to these market risks through the use of various financial instruments. Assuming a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2001, a 10% strengthening of the U.S. dollar would result in a gain in fair value of $19.7 million and a 10% weakening of the U.S. dollar would result in a loss in fair value of $20.7 million in these instruments. With respect to interest rates, a one percentage point increase or decrease in interest rates would decrease or increase current year’s pre-tax earnings by $1.5 million. For further discussion of the Company’s market risk exposures, refer to the section entitled “Financial Risk Management” included in “Management’s Discussion and Analysis” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In December 1999, Streck Laboratories, Inc. sued Beckman Coulter and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. We, on behalf of ourselves and Coulter Corporation, have denied liability. The litigation, previously stayed pending settlement discussions, has resumed as a result of the inability of the parties to reach a settlement. The trial is currently scheduled for June 2002. We believe that there is no reasonable basis for us to conclude that this litigation could lead to an outcome that would have a material adverse effect on our consolidated operations, financial position or liquidity.

Item 2. Changes In Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

3.0	Amended and Restated By-Laws of Beckman Coulter, Inc. as of June 7, 2001.
10.1	Amendment Number 2001-1 to the Beckman Coulter, Inc. Supplemental Pension Plan, adopted June 29, 2001 and effective as of January 1, 2001.
10.2	2001 Annual Incentive Plan (AIP)
10.3	Amendment Number 2001-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 1, 2001.
10.4	Amendment Number 2001-1 to the Beckman Coulter, Inc. Employees’ Stock Purchase Plan, adopted September 25, 2001.
10.5	Addendum to the Agreement Regarding Retirement Benefits of Fidencio M. Mares, dated August 10, 2001.

10.6	Addendum to the Agreement Regarding Retirement Benefits of Albert Ziegler, dated August 20, 2001.
11.	Statement re: Computation of Per Share Earnings: This information is set forth in Note 5, Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.
15.	Independent Accountants’ Review Report, October 25, 2001

b)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC. (Registrant)

Date: November 9, 2001	by	/s/ William H. May
William H. May Vice President, General Counsel and Secretary

Date: November 9, 2001	by	/s/ Amin I. Khalifa
Amin I. Khalifa Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

FORM 10-Q, THIRD QUARTER, 2001

Exhibit
Number	Description

3.0	Amended and Restated By-Laws of Beckman Coulter, Inc. as of June 7, 2001.
10.1	Amendment Number 2001-1 to the Beckman Coulter, Inc. Supplemental Pension Plan, adopted June 29, 2001 and effective as of January 1, 2001.
10.2	2001 Annual Incentive Plan (AIP).
10.3	Amendment Number 2001-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 1, 2001.
10.4	Amendment Number 2001-1 to the Beckman Coulter, Inc. Employees’ Stock Purchase Plan, adopted September 25, 2001.
10.5	Addendum to the Agreement Regarding Retirement Benefits of Fidencio M. Mares, dated August 10, 2001.
10.6	Addendum to the Agreement Regarding Retirement Benefits of Albert Ziegler, dated August 20, 2001.
11.	Statement re: Computation of Per Share Earnings: This information is set forth in Note 5, Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.
15.	Independent Accountants’ Review Report, October 25, 2001