Form 10-K
period 2001-12-31
BECKMAN COULTER INC
filed 2002-02-22
CIK 840467

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 001-10109

Beckman Coulter, Inc.

4300 N. Harbor Boulevard, Fullerton, California 92834-3100 (714) 871-4848

(Principal Executive Offices)

Delaware State of Incorporation	95-104-0600 I.R.S. Employer Identification No.

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $.10 par value Title of each class	New York Stock Exchange Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by X mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

      Indicate by X mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.     ☐

      Aggregate market value of voting stock held by non-affiliates of the registrant as of January 25, 2002: $2,749,017,668.

      Common Stock, $.10 par value, outstanding as of January 25, 2002: 61,334,620 shares.

      Documents incorporated by reference in this report:

Documents incorporated	Form 10-K Part Number
Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on April 4, 2002	Part III

PART I

Item 1.     Business

Overview

      Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The Company designs, manufactures, and markets systems which consist of instruments, chemistries, software, and supplies that meet a variety of biomedical laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. Beckman Coulter competes in market segments that it estimates totaled approximately $33 billion in annual sales worldwide in 2001. The Company currently has products which address approximately half of that market.

      Beckman Coulter’s product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for biomedical and pharmaceutical research. The Company has more than 200,000 systems operating in laboratories around the world, with a substantial portion of its annual revenues coming from after-market customer purchases of operating supplies, chemistry kits, and service. Beckman Coulter markets its products in approximately 130 countries, with approximately 44% of revenues in 2001 coming from outside the United States.

      Beckman Coulter’s principal executive offices are located at 4300 N. Harbor Blvd., Fullerton, California 92835. Its mailing address is P.O. Box 3100, Fullerton, CA 92834-3100. The telephone number is (714) 871-4848.

Company History

      Beckman Coulter adopted its current name in April, 1998. The name change followed the October, 1997 acquisition of Coulter Corporation when the Company was known as Beckman Instruments, Inc.

      Beckman Instruments, Inc. was founded by Dr. Arnold O. Beckman in 1935, and entered the laboratory market with the world’s first pH meter. Beckman Instruments, Inc. became a publicly-traded corporation in 1952. In 1968, Beckman Instruments, Inc. expanded its laboratory instrument focus to include healthcare applications in clinical diagnostics. Beckman Instruments, Inc. was acquired by SmithKline Corporation to form SmithKline Beckman Corporation in 1982. It was operated as a subsidiary of SmithKline Beckman until 1989 when it became a standalone public company. Since that time, Beckman Instruments, Inc., now Beckman Coulter, Inc., has operated as a fully independent, publicly-owned company.

      Coulter Corporation was founded by Wallace and Joseph Coulter in 1958. Coulter was formed to market the “Coulter Counter”, an instrument used to determine the distribution of red and white cells in blood. This instrument was based on the “Coulter Principle”, which was developed by Wallace Coulter in 1948. The Coulter Principle provided an electronic, automatic way of counting and measuring the size of microscopic particles that proved to be the beginning of automated hematology. Coulter Corporation was a private company and remained under the control of the Coulter family until it was acquired by Beckman Instruments, Inc. in 1997.

Customers and Markets — The Biomedical Continuum

      From complex DNA sequencing to simple single-use diagnostic screening kits, Beckman Coulter is one of the largest companies devoted solely to biomedical testing. Beckman Coulter’s customers are continuously searching for processes and systems that can perform tests faster, more efficiently, and at lower cost. To meet these needs, the Company leverages its investment in research and development and uses its core competencies in technology, applications, distribution, and service to create a range of systems that integrate instruments, software, and chemistries for use across the spectrum of biomedical testing.

Patient Care Testing

      Once diagnostic technologies and tests are generally accepted and receive any necessary regulatory marketing clearances, they become part of routine patient care. Physicians order tests such as cholesterol, glucose, and complete blood cell counts on a daily basis. These tests are used to provide information for diagnosis and to help monitor the efficacy of therapy. Beckman Coulter has one of the broadest product lines available to the diagnostic laboratory. This product breadth allows the Company to provide a systems approach to improving total laboratory productivity. The Company’s systems can perform nearly 100% of the blood tests routinely performed on patient samples in the hospital laboratory. Beckman Coulter has estimated that the patient care testing market was $21 billion in 2001, based on annual worldwide sales.

      Beckman Coulter has top market positions in hematology, hemostasis, and routine chemistry testing. It is also a leader in providing progressive automation solutions that help labs reduce testing turnaround time, lower labor expenses, ensure the quality of testing, and reduce overall healthcare costs. In addition, Beckman Coulter is active in point-of-care testing. These tests are used for rapid diagnosis or on-going patient monitoring. Some tests, such as CBCs (complete blood counts) are performed on analyzers designed for quick, single-sample results. Other tests used to screen for pregnancy, infectious disease, ulcer-causing bacteria, and indications of cancer are performed using disposable, single-use tests.

Research and Development Testing

      Biomedical research, breakthrough medical research, and drug discovery, are currently high growth markets, thanks to advances in genomics and proteomics. With the rough map of the human genome complete, the work that will more directly affect patient care begins as researchers incorporate this information into specific studies to improve therapeutics. All of Beckman Coulter’s products play a role in the biomedical research and development testing area, helping researchers to understand disease by simplifying and automating key testing processes.

      Universities and medical research laboratories represented about 46% of the market for biomedical research in 2000. These groups perform basic medical research to further understand the molecular basis of disease. Biotechnology firms and pharmaceutical companies represent the other 54% of the biomedical research market. They rely on Beckman Coulter’s instrument systems to speed the long and detailed drug discovery process.

      More than 125,000 Beckman Coulter systems operate in life science labs today. The Company is a technological leader in robotic automation/liquid handling, centrifugation and capillary electrophoresis. Beckman Coulter has estimated that the market for biomedical research and development testing in 2001 was approximately $9 billion, based on annual worldwide sales.

Specialty Testing

      Once new therapeutics and vaccines emerge from the research phase, they move into clinical research and eventually into clinical trials to evaluate their effectiveness. In this stage, standard blood chemistry tests are run on patients regularly. At the same time, specialized tests are performed, based on the particular disease state under evaluation.

      As new diagnostic technologies and tests move from research applications into more general patient use, they are often performed in private laboratories or university hospitals. Genetic testing, cancer monitoring and special immune system testing fall into this “specialty testing” category. The market for specialty testing was estimated to be $3 billion in 2001, based on annual worldwide sales.

Market Dynamics

      The size and growth of Beckman Coulter’s markets are influenced by a number of factors, such as technological innovation in bioanalytical practice, government funding for basic and disease-related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, healthcare spending, and physician practice patterns. As a result of the cost containment pressures and other factors described above, Beckman Coulter expects its markets to grow in the low single digits over the short term. In the long term, Beckman Coulter expects worldwide healthcare expenditures for diagnostic testing to increase, primarily as a result of growing demand for services generated by the aging of the world population, increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer), and expanding demand for improved healthcare services in developing countries.

      Consolidation also is a key factor affecting the clinical diagnostics market. Attempts to lower costs and increase efficiencies have led to consolidation among healthcare providers in the United States. One result of this consolidation is the formation of powerful provider groups that leverage their purchasing power with suppliers to contain costs. In international markets, multiple hospital tenders have become a standard purchasing tool. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive.

      In the life science research market, funding for research and development is projected to increase across private and government sectors. The competitive environment in the drug discovery sector drives growth in biopharma as pharmaceutical companies seek tools that speed the process of drug discovery testing. Industrial genomics, the application of genomic sequencing, is increasing as an out growth of the human genome initiative. Proteomics, the analysis of protein mass, structure and function is emerging. In its infancy is the study of cellomics, cell function and activity. These three key focus areas, genomics, proteomics and cellomics require specific tools and applications to solve testing needs that may be specific to one therapeutic or apply to a broader range of processes used in the research, development and testing of new drugs.

Business Segments

      During 2001, Beckman Coulter served the entire biomedical testing continuum from two business segments — Life Science Research and Clinical Diagnostics. All of the Company’s reporting during 2001 reflected these two segments. Products in the Clinical Diagnostics segment include clinical chemistry systems, immunodiagnostic systems, hematology systems, hemostasis systems, particle characterization systems, cytomics and primary care products. Products in the Life Science Research segment include robotic automation and genetic analysis systems and centrifugation and analytical systems. The following table shows the breakdown of sales between the two market segments:

Product Sales as a Percent of Total Product Sales

	2001	2000	1999

Clinical Diagnostics	77	78	78
Life Science Research	23	22	22

      In early 2001, the Company announced plans to form three divisions — Clinical Diagnostics, Life Science Research and Specialty Testing. This reorganization into three divisions is intended to allow the Company to better address the particular demands of the various portions of the biomedical testing continuum, and, in particular, allow more focus on the specialty testing portion of the continuum. Implementation of this organization and reporting of results reflecting these three business segments is expected to begin in 2002. A description of each segment and its related products is provided below.

Clinical Diagnostics Products

Overview

      The clinical diagnostics market encompasses the detection and monitoring of disease by means of laboratory evaluation and analysis of bodily fluids, cells, and other substances from patients. This type of testing is referred to as “in vitro diagnostic” or “IVD” testing. Due to its important role in the diagnosis and treatment of patients, IVD testing is an integral part of the overall management of patient care. Additionally, IVD testing is increasingly valued as an effective method of reducing healthcare costs by reducing the length of hospital stays through accurate, early detection of health disorders and enhancing management of treatment.

      IVD systems are composed of instruments, reagents, consumables, service and data management systems. They automate repetitive manual tasks, improve test accuracy, and speed the reporting of results. Instruments typically have a five- to ten-year life. Reagents are substances that react with the patient sample to produce measurable, objective results. The consumables vary across application segments but are generally items such as sample containers, adapters, and pipette tips used during test procedures. Reagents, accessories, consumables, and services generate significant ongoing revenues for suppliers. Sample handling and preparation devices as well as data management systems are becoming increasingly important components of IVD systems. These system enhancements improve testing quality, enhance lab safety, and reduce customer costs through automation.

      Beckman Coulter believes that the most important criteria customers use to evaluate IVD systems are operating costs, reliability, reagent quality, and service. It also believes that by providing a fully integrated system that is cost effective, reliable and easy to use, it builds loyalty among customers who value consistency and accuracy in test results.

      The major diagnostic fields that comprise the IVD industry are clinical chemistry, immunochemistry, microbiology, hematology and blood banking. The IVD industry market was estimated to be approximately $21 billion in 2001, based on annual sales worldwide. Beckman Coulter primarily serves the hospital and reference laboratory customers of the IVD market, who tend to use more precise, higher volume, and more automated IVD systems. In 2000, hospital and reference laboratory customers constituted approximately $16 billion of the IVD market. Beckman Coulter divides this market into five major subcategories — clinical chemistry, hemostasis, immunodiagnostics, clinical hematology, and primary care.

Clinical Chemistry Systems

      Clinical chemistry systems use electrochemical detection or chemical reactions with patient samples to detect and quantify substances of diagnostic interest (referred to as “analytes”) in blood, urine, and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins, and enzymes. Beckman Coulter offers a range of automated clinical chemistry systems to meet the testing requirements of varying size laboratories, together with software that allows these systems to communicate with central hospital computers. To save time and reduce the opportunity for errors, systems identify patient samples through barcodes. Automated clinical chemistry systems are designed to be available for testing on short notice, twenty-four hours a day. Beckman Coulter has generally configured its systems for the work flow in medium and large hospitals, but the systems also have application in regional reference laboratories. Over 100 tests for individual analytes are offered for use with Beckman Coulter’s clinical chemistry systems. These products range in price from $45,000 to over $300,000.

      Beckman Coulter’s line of SYNCHRON® automated clinical chemistry systems is a family of products which include modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON systems were developed in response to changes in reimbursement policies for hospital and clinical laboratories that required them to be more efficient. The SYNCHRON systems have been designed as compatible modules which may be used independently or in various combinations with each other to meet the specific needs of individual customers. The smallest of these modules is the SYNCHRON CX®3(Delta Symbol) analyzer. It is designed to perform a number of the tests routinely ordered by physicians and has up to nine on-board chemistries. The SYNCHRON CX®4 PRO, CX®5 PRO, CX®7 Super, CX®9 PRO, and LX®20 PRO analyzers are random-access systems designed to perform routine chemistry profiles as well as some special chemistry profiles. These systems can perform over 85% of the laboratory’s general chemistry testing requirements.

      The SYNCHRON LX20 PRO was introduced in 2001 and is the only clinical system on the market with closed-tube sampling. This feature allows direct sampling from capped patient sample tubes, reducing the risk of spills, exposure to potentially hazardous sample aerosols, and injury from the repetitive motion of removing caps. In 2001, Beckman Coulter also introduced the SYNCHRON CX4 PRO, CX5 PRO, and CX9 PRO series of analyzers. These upgraded products provide serum indices, clot detection, on-board sample dilution, and additional data management features to existing and new customers. These features will extend the utility and life of these products in customer laboratories.

Hemostasis Systems

      Hemostasis systems rely on clotting, chromogenic, and immunologic technologies to provide the detailed information that the clinician requires to diagnose bleeding and clotting disorders and to monitor anticoagulant therapy. Beckman Coulter offers a complete line of hemostasis systems and their corresponding reagents as the North American distributor of the Instrumentation Laboratory (“IL”) line of hemostasis products.

      Beckman Coulter’s hemostasis product line has suitable systems to meet the needs of a wide range of customers. These products include Instrumentation Laboratory’s ACLTM Advance, ACLTM 9000, and ACLTM 7000, which provide a diverse menu of esoteric tests. Instrumentation Laboratory’s ACLTM Advance and ELECTRATM 1800C Systems meet the challenges of the large reference laboratories with requirements for very high-volume analyzers. Instrumentation Laboratory’s ACLTM 7000, ACLTM 1000, and ELECTRATM 1400C accommodate the needs of the medium-to-small sized laboratory. To complement these analyzers, Beckman Coulter also offers Instrumentation Laboratory’s IL and Hemoliance brands of reagents. Utilizing these products, a laboratory may perform standard screening tests such as the activated partial thromboplastin time and prothrombin time in addition to a wide range of specialty tests.

Immunodiagnostic Systems

      Immunodiagnostic systems, like clinical chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. The key difference is that immunodiagnostic systems use antibodies and antigens as the central component in analytical reactions. Antibodies are created by an organism’s immune system and, when incorporated in test kits, provide the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, and screen and monitor for cancer and cardiac risk. Immunodiagnostic systems have been designed to meet the special requirements of these reactions and to simplify lab processes. They are able to automatically identify individual patient sample tubes and communicate with the laboratory’s central computer. Beckman Coulter offers over 90 immunodiagnostic test kits for individual analytes. These automated systems range in price from $60,000 to $90,000.

      Beckman Coulter’s two primary immunodiagnostic systems are the IMMAGE® immunochemistry system and the Access® immunoassay system. The IMMAGE system is a high-throughput immunochemistry analyzer for specific proteins, various immunologic markers, and therapeutic drugs. This system provides automated random-access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches. The Access system serves as a disease state management platform used to assist medical professionals to detect and monitor critical parameters for thyroid function, anemia, blood viruses, infectious disease, cancer, allergy, fertility, therapeutic drugs, diabetes, and cardiovascular and skeletal diseases.

      During 2001, Beckman Coulter introduced the Access® 2 immunoassay system. The new system utilizes all current Access system assays and provides enhanced user interface and sample handling capabilities. The Access® AccuTnITM cardiac test, which is used to aid in the diagnosis and treatment of heart attacks, also was introduced in 2001. This new test is a highly sensitive, twelve-minute test that measures levels of Tropinin I, a protein that is released into the bloodstream after a heart attack.

      Beckman Coulter also offers a number of electrophoresis systems. These systems provide analytical information by using an electrical charge to separate a sample into its various components. The presence or absence of various components as well as the relative concentrations of each provide diagnostic information. The relative concentration of each component is determined by scanning the test result using a densitometer. Beckman Coulter sells a variety of manual and automated electrophoresis products under the name Paragon® systems. The manual Paragon® electrophoresis systems allow Beckman Coulter to offer a full range of electrophoresis products that provide specialized protein analysis for clinical laboratories. Paragon reagent kits are used in the diagnosis of diabetes, as well as cardiac, liver, and other diseases. The APPRAISE®

densitometer is used in conjunction with Paragon reagent kits. The Paragon CZE® 2000 system was the first automated capillary electrophoresis system specifically designed for the clinical laboratory. This system is designed to fully automate the manual and labor intensive conventional electrophoresis analysis of serum protein electrophoresis (SPE) and immunofixation electrophoresis (IFE). Positioned to complement the Paragon gels and the APPRAISE densitometer, the Paragon CZE 2000 clinical system is targeted at high-volume electrophoresis labs worldwide.

Primary Care Diagnostics

      Primary care diagnostic products are used in physicians’ office laboratories, clinics, hospitals, and other medical settings. These products include a range of rapid diagnostic test kits and hematology instruments that give physicians immediate information to help them manage patient treatment. The Hemoccult® and Hemoccult® SENSA® tests are the accepted standard in fecal occult blood testing and are used as aids in screening for gastrointestinal disease and colorectal cancer. The Gastrocult® test is the only rapid test designed specifically for gastric occult blood and pH testing. The FlexSure® HP test is used to aid in the diagnosis of H. pylori infection, which is associated with peptic ulcers. The ICON® Fx Strep A test detects Strep A antigen from throat swabs, giving results in 2 to 5 minutes, so appropriate treatment can begin immediately. The ICON® II hCG is the “gold standard” in pregnancy testing, detecting the lowest levels of hCG.

Hematology Systems

      Beckman Coulter’s blood cell systems use the principles of physics, optics, electronics, and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems allow clinicians to study formed elements in blood such as red and white blood cells and platelets. The most common diagnostic result is a “CBC” or complete blood count, which provides eight to twenty-three blood cell parameters. The results from hematology systems are used to aid diagnosis and to monitor disease progression and treatment.

      Beckman Coulter’s hematology product line is structured to address the differing requirements of the high, medium, and low volume portions of this market. The systems in the higher volume segment utilize volume, conductivity, and light scatter (VCS) technology in addition to conventional, electrical aperture-impedance (Coulter Principle) technology. Unlike other technologies, the Coulter VCS method counts and characterizes white blood cells while maintaining their near native integrity throughout the analysis. The systems in the lower volume segment rely exclusively upon electrical aperture-impedance technology.

      Systems designed for the high-volume segment include the COULTER®LH 700 series of hematology systems, the GEN • STM CELL, and the COULTER® STKSTM hematology systems. The COULTER® LH 750 hematology system was introduced in 2001. The system offers random-access capability to improve laboratory efficiency and productivity. It also provides walk away, whole blood analysis for CBCs, five-part white blood cell differential plus enumeration of nucleated red blood cells, red cell morphology, and reticulocyte analysis with automated slide making and staining from a single aspiration of blood. The system automates manual interpretation and result verification through its data management workstation.

      The GEN • S system provides walk away, whole blood analysis for CBCs, five-part white blood cell differential, red cell morphology, and reticulocyte analysis with automated slide making and staining. In addition, the system automates manual interpretation and result verification through its data management workstation. The STKS is a cost-effective system designed for the high-volume clinical laboratory, which provides a CBC and five-part white blood cell differential; red cell morphology, and semi-automated reticulocyte analysis. These high-volume hematology systems typically sell in the $70,000 to $120,000 price range.

      Moderate volume hematology systems include the COULTER® HmX and the COULTER® MAXMTM hematology systems. These systems offer the technology features of larger systems in a compact bench top system designed for the moderate volume market segment. The HmX is available in two configurations, a fully automated walk away system and a single-sample loading system. Both systems come with a data management system. The COULTER HmX hematology system offers the same comprehensive CBC, five-part white blood cell differential, red cell morphology, and semi-automated reticulocyte analysis as the

COULTER STKS. The system uses Coulter’s advanced VCS technology in an affordable instrument for the moderate volume workload laboratory. The MAXM hematology system is a cost effective, bench top system designed for the moderate volume laboratory. The system utilizes Coulter’s VCS technology to produce an accurate and reliable CBC, five-part white blood cell differential, and semi-automated reticulocyte analysis. These moderate volume hematology systems typically sell in the $40,000 to $75,000 price range.

      Low-volume hematology systems include the COULTER® Ac•TTM family of hematology systems. The COULTER Ac•T hematology analyzer offers a complete blood count. The COULTER Ac•T diff adds three-part white blood differential analysis to the system. The COULTER Ac•T diff 2TM added the safety of closed vial sampling to the CBC and three-part white blood cell differential analysis capabilities. Finally, the COULTER Ac•T 5 diffTM system, introduced in 2001, offers the capability of CBC and five part white cell differential using ACV technology. All of the Ac•T series hematology analyzers are designed to use a very small sample volume, making them ideal for analysis of pediatric samples. These low volume hematology systems typically sell in the range of $10,000 to $35,000.

Specialty Testing Products

Overview

      Specialty testing focuses on customers in medical centers, reference laboratories, and pharmaceutical research organizations who perform clinical trials, conduct disease related research, and perform esoteric testing. The clinical trials portion of this customer base focuses on the development of new drugs and vaccines. As part of this process, they perform controlled clinical studies to evaluate drug safety and effectiveness. The Cytomics and Immunomics operations of Specialty Testing provide effective tools and chemistries to perform these functions. Disease-related research focuses on specific clinical diseases, such as diabetes, cardiac conditions, leukemia, lymphoma, and many others.

      Esoteric testing involves the evaluation of clinical applications prior to obtaining regulatory approvals. The types of tests currently under evaluation include blood tests for prions, HIV viral loading, HIV genotyping, neural tumor diagnosis, loss of heterozygosity, and others. Beckman Coulter currently offers products that address all areas of this market via its Immunomics, Cytomics, and Particle Characterization operations. In 2002, Beckman Coulter expects to create a molecular diagnostics unit to address opportunities in this new and promising field. Beckman Coulter estimates that the market for specialty testing was $3 billion in 2001.

Immunomics

      In 2000, Beckman Coulter formed its Immunomics Operations to develop and introduce products based on a proprietary technology which allows direct ex vivo quantitation of antigen specific T cells. Current methods for detecting these antigen specific T cells, such as Cytotoxicity Assay, Limiting Dilution Assay (LDA), and ELISpot, are cumbersome, and convenient reagents for them have not been available. Beckman Coulter’s products, on the other hand, will be suitable for routine laboratory use, measure all antigen specific cells, and allow multiparametric flow analysis for functional determinations.

      This line of products — called iTAgTM MHC Tetramers — initially will include standard research products and custom products designed to meet the needs of researchers measuring the response to specific peptides. Performed on flow cytometers, these cellular immune response tests can be used in a variety of clinical research activities, such as in clinical trials to quickly determine if new vaccines or therapies are creating the appropriate response in the body. Ultimately, Beckman Coulter anticipates that complementary IVD tests will be developed using the same technology. During 2001, Beckman Coulter introduced three additional ready-to-use MHC Tetramer research reagents for Cytomegalovirus (CMV), Epstein-Barr Virus (EBV), and Influenza.

Cytomics

      Flow cytometers rapidly count and categorize multiple types of cells in suspension. They extend analysis further by identifying a specific cell’s characteristics, thereby allowing researchers to analyze specific cell populations. This analysis can be performed beyond blood to include bone marrow, tumors, and other cells. The rise of the AIDS epidemic and the need to monitor subclasses of white cells have moved cytometry from a largely research technique into general clinical practice. Beckman Coulter has a menu of more than 1,300 flow cytometry tests currently used in researching, diagnosing, and monitoring diseases such as leukemia, HIV, and various cancers, as well as in the evaluation of bone marrow and other transplants.

      Beckman Coulter’s line of flow cytometry systems includes the COULTER® EPICS® ALTRATM HyPerSort Cell Sorting System and the COULTER® EPICS® XLTM Flow Cytometer. The EPICS ALTRA system is used for advanced diagnostics and research. It is designed to perform sophisticated cell analysis and sorting applications using Beckman Coulter’s extensive portfolio of reagents. The EPICS ALTRA performs complex multi-parameter applications such as DNA analysis, physiologic measurements, chromosome enumeration, and the study of the hematopoetic process. The cell sorting capability of the system allows for the rapid separation of very large numbers of specific cell populations from a heterogeneous mixture. The EPICS XL flow cytometer is a bench top flow cytometer used primarily to analyze white blood cells in clinical and clinical research settings. Because the system is flexible and upgradeable with varying sample preparation systems, it has proven successful in different environments, from research labs to high- and low-volume hospital and commercial labs. These products sell in the $70,000 to $400,000 range.

      The Coulter TQ-PrepTM provides a consistent, standardized method for preparing whole blood for flow cytometric analysis. The Coulter PrepPlusTM workstation was introduced in 2000. The PrepPlus provides precision pipetting of reagents and controls. Working in concert with the TQ-Prep, the PrepPlus further simplifies and automates the pre-preparation stage of flow cytometric analysis. An enhanced model of the PrepPlus, the Coulter PrepPlusTM 2 was released in 2001. These products sell for $15,000 to $300,000.

Particle Characterization

      Particle characterization products are used to identify specific characteristics (such as number, size, and relative mobility) of particles suspended in solution. They are also used to identify characteristics such as surface area and pore size distribution of powdered or solid materials. Beckman Coulter’s particle characterization product lines utilize seven different technologies to satisfy markets such as biological research and pharmaceutical development as well as a host of industrial processes. With their origins rooted in the Coulter Principle, these products have evolved a large menu of solutions to satisfy customer needs in analysis of countless materials.

      Two of the main product lines are the Multisizer 3 and the Z Series. These “Coulter Counter” based instruments are considered to be the highest resolution particle and cell size/count analyzers in the world. They have become standardized systems in areas such as platelet cell counting and research for body fluids. They also have uses in a number of industrial processes. Complementing these products are other high resolution instruments such as the LS Series laser diffraction particle size analyzers. These systems are heavily used in the pharmaceutical arena as well as general industrial applications such as paints and cements. Other systems available offer users solutions utilizing image analysis, surface area analysis, Zeta Potential, and membrane porosity analysis. System prices range from $9,000 to $80,000.

Molecular Diagnostics

      Molecular Diagnostics is an emerging and promising field that includes genotyping, DNA testing, and infectious disease testing. These applications are being used today to identify genetic susceptibility to diseases or as diagnostic tools. Increasingly, new tests are being developed in this area as knowledge of the genome and its functioning continues to expand. Beckman Coulter will begin focusing on this commercial opportunity in 2002, seeking opportunities to apply its proprietary intellectual property and looking for opportunities to complement these technologies through alliances and acquisitions.

Life Science Research Products

Overview

      Life science research is the study of the characteristics, behavior, and structure of living organisms and their component systems. Life science researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes. Beckman Coulter focuses on customers doing research in university and medical school labs, research institutes, government labs, and biotechnology and pharmaceutical companies. Beckman Coulter estimates that the market for life science research instruments and related biochemicals and supplies used by these customers was approximately $9 billion in 2001.

      The products which Beckman Coulter provides to serve these customers include centrifuges, liquid handling robotic workstations, capillary electrophoresis systems, DNA sequencers, DNA synthesis chemicals, spectrophotometers, HPLC systems, pH meters, and liquid scintillation counters. Trends in the life science research market include growth in funding for proteomic, genomic, and functional analysis of cells for purposes of basic biomedical research and for genetic analysis and drug discovery research. Drug discovery research has further facilitated an increased demand for automation and efficiency in high-throughput processes. Beckman Coulter divides its life science research products into two broad categories — robotic automation and genetic analysis, and centrifugation and analytical systems.

Robotic Automation and Genetic Analysis Products

      Beckman Coulter’s products are used in many parts of the drug discovery process. An important application for the robotic automation products is in primary screening. The primary screen is performed to test libraries of compounds for possible interaction with a target protein, which is associated with a disease state. High-throughput screening is a term that is often used to describe a testing process that involves the screening of 100,000 or more compounds. Other important drug discovery applications which can also require samples to be processed in an automated or high-throughput mode include target identification, secondary screening, and pre-clinical testing.

      The Human Genome Project, the SNP Consortium, and a host of “gene hunter” companies are currently providing valuable genetic information to pharmaceutical companies that allows the pharmaceutical companies to select relevant target proteins. The analysis of massive amounts of genetic information requires the automation of sample processing in order to meet the aggressive timetables which have been established for some of these projects.

      DNA sequencers allow researchers to determine a nucleic acid sequence through an electrophoretic separation. DNA synthesizers use specialized chemicals as building blocks to create primers and probes, which are required for many molecular biology reactions. These techniques are central to molecular biology and the understanding of the genetic component of life processes. Beckman Coulter’s primary entry in the DNA sequencing field is its CEQTM 2000XL DNA analysis system, which was introduced in 2000. This system uses capillary electrophoresis technology along with Beckman Coulter’s proprietary linear polyacrylamide gel to obtain large reads of genetic code in less time. DNA analysis systems sell in the range of $80,000 to $120,000.

      SNPs (single nucleotide polymorphisms) are variations in genetic code that can predispose people to certain illnesses and cause unique responses to treatment. Scientists hope to understand how and when these genetic variations are manifested differently in chronic conditions like asthma, diabetes, heart disease, and cancer. Beckman Coulter’s CEQ 2000 DNA sequencers may be utilized by its customers to analyze SNPs and their underlying sequences. Beckman Coulter has further collaborated with companies such as Third Wave Technologies, Orchid BioSciences, and Sequenom to develop new methods for faster SNP analysis using products such as Beckman Coulter’s Biomek® automated laboratory workstations and SAGIANTM Core systems to streamline the task. These products provide customers with the means to perform low-cost, automated assay development as well as accurate analysis of tens of thousands of human genetic variations.

      Liquid handling robotic workstations and integrated systems automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations include the dispensing, measuring, dilution, and mixing of samples and analysis of reactions as well as robotic manipulation of samples. Key products in this area are Beckman Coulter’s SAGIANTM Core systems and its Biomek® FX automated laboratory workstation, which was introduced in 2000. These products use sophisticated scheduling and data handling software to help biotechnology and pharmaceutical firms substantially reduce the time to market for new drugs by allowing them to process assays 24 hours a day. In 2001, Beckman Coulter introduced tube-to-plate, 384-well, and 1536-well pipetting options for use on these systems. Prices for these systems range from $50,000 to $500,000.

      In 2000, Beckman Coulter signed distribution agreements with Cellomics, Inc. and Promega Corporation to sell their specialized products in concert with its automation systems. In 2001, Beckman Coulter became the exclusive distributor of Cellomics’ array scan products. These products are used in drug discovery applications to measure multiple cellular responses to experimental drugs in an automated, high-throughput fashion. In 2001, Beckman Coulter also expanded its relationship with Promega to include distribution of additional nucleic acid purification products, giving researchers a fast, automated approach to obtain DNA. In addition, Beckman Coulter automated Promega’s DNA IQTM purification chemistry on the Biomek 2000 workstation. This combination will enable forensic scientists to compress the time it takes to extract DNA from a sample. In 2001, Beckman Coulter acquired Anthos Labtec Instruments GmbH, obtaining microplate reader detection capability. Microplate readers allow highly parallel analysis of biomolecules and are standard tools used in life science research and drug discovery operations.

Centrifugation and Analytical Systems

      Beckman Coulter offers a wide range of life science research systems that are used to advance basic understanding of life processes. Much of this basic research is performed in university and medical school labs, research institutes and government labs. The same research systems are also used for applied research in pharmaceutical and biotechnology companies. Product categories include centrifuges, high performance liquid chromatography (“HPLC”), capillary electrophoresis, spectrophotometers, pH meters, and liquid scintillation counters.

      Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA, viruses, and other cellular components to retain their biological activity. Beckman Coulter’s centrifuges also are finding uses in genomic and proteomic research, where the instruments increase productivity in sample preparation. Centrifuge models range from small table top units, such as the Microfuge® line of products to larger, free-standing units, such as the Avanti® J Series. During 2000, Beckman Coulter introduced its Avanti J-20XP high performance centrifuge, which is used for processing large-volume samples. In 2001, Beckman Coulter introduced a number of specialized rotors and accessories used in bioresearch applications. Centrifuges are priced from $2,000 to $250,000.

      HPLC uses pressurized solvents to mobilize sample mixtures through columns packed with solid or gel phase separating agents. This technique is capable of separating very complex mixtures of both organic and inorganic molecules. Beckman Coulter focuses on biologically related applications and sells a variety of products under the System Gold® name. These systems range in price from $20,000 to $50,000.

      Beckman Coulter also provides Lab Manager, specialized laboratory information management system software that is capable of recording, manipulating and archiving data from multiple chromatographic systems, and other instruments. This type of software is essential to the pharmaceutical production process and installations can range from $20,000 to over $1,000,000.

      Capillary electrophoresis uses the electrical charge found on biological molecules to separate mixtures into their component parts. Its chief advantages are its ability to process very small sample volumes, separation speed, and high resolution. The technique is considered a complement to HPLC and is highly effective in rapid separation and analysis of proteins and modified proteins, such as glycoproteins. Beckman Coulter has systems for basic research, pharmaceutical methods development, and quality control. These systems are based on the P/ACETM series platform. Capillary electrophoresis systems sell in the range of $30,000 to $90,000.

      Spectrophotometry is the optical measurement of compounds in liquid mixtures. Monitoring biological reactions is a typical application for this technology. Beckman Coulter’s DU® series of spectrophotometers are characterized by adaptive software that allows users to control the time, temperature and wavelength of light used for measurement, while computing and recording experimental results. Spectrophotometers sell in the $2,000 to $30,000 range.

      Researchers often insert radioactive atoms into compounds that are then introduced into biological systems. The compounds can be traced to a specific tissue or waste product by measuring the amount and type of radioactive label that is present with a liquid scintillation counter. Beckman Coulter’s LSTM 6500 series liquid scintillation systems sell in the $16,000 to $30,000 range.

Competition

      All of Beckman Coulter’s markets have significant barriers to entry. One major barrier is the research and development investment and technical infrastructure needed to develop complex products which require the integration of engineering, life science (biological and chemical), and computer science disciplines. In addition, it is necessary to have an extensive worldwide distribution infrastructure with highly qualified personnel to provide sales, service, customer training, and technical product support. Also, in some cases, permission to market clinical diagnostics products must be obtained from regulatory authorities in the United States and other countries.

      Nevertheless, Beckman Coulter encounters significant competition from many domestic and international manufacturers, with many companies participating in one or more parts of each market segment. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. In addition, Beckman Coulter competes with several companies that offer reagents, consumables and service for laboratory instruments that are manufactured by Beckman Coulter and others.

      Competitors in the clinical diagnostics market include Abbott Laboratories (Diagnostics Division), Bayer AG (Diagnostics Business Group), Dade Behring, Becton Dickinson and Company (BD Bioscience), Johnson & Johnson (Ortho-Clinical Diagnostics, Inc.), Roche Group (Diagnostics Division), Diagnostic Products Corporation, Diagnostica Stago, and Sysmex Corporation. Competitors focused more directly in the life science research market include Agilent Technologies (Chemical Analysis Group), Amersham Biosciences, Bio-Rad Laboratories, Inc., Hitachi High-Technologies Corporation (Life Sciences), PerkinElmer, Inc., Applera Corporation (Applied Biosystems), Shimadzu Corporation, Tecan Group, Ltd., Waters Corporation, SPX Corporation (Kendo Laboratory Products), Jouan Group, and Thermo Electon Corporation (Life Sciences).

Research and Development

      Beckman Coulter’s new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers’ laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, and automated sample processing and information technologies. Beckman Coulter’s research and development teams are skilled in a variety of scientific, engineering, and computer science disciplines, in addition to a broad range of biological and chemical sciences. Beckman Coulter’s research and development expenditures were $189.6 million in 2001, $185.0 million in 2000, and $173.4 million in 1999.

Sales and Service

      Beckman Coulter has sales in more than 130 countries and maintains its own marketing, service and sales forces in major markets throughout the world. Most of Beckman Coulter’s products are distributed by Beckman Coulter’s sales groups; however, Beckman Coulter employs independent distributors to serve those markets that are more efficiently reached through such channels. In addition to direct sales of its instruments, Beckman Coulter leases certain instruments to its customers, principally those used for clinical diagnostic applications in hospitals.

      Beckman Coulter’s sales representatives are technically educated and trained in the operation and application of Beckman Coulter’s products. The sales force is supported by a staff of scientists and technical specialists in each product line and in each major scientific discipline served by Beckman Coulter’s products. These individuals give Beckman Coulter the ability to provide immediate after sales service and technical support, elements which are critical to customer satisfaction. This includes capabilities to provide immediate technical support by phone and to deliver parts or have a service engineer on site within hours. To have such capabilities on a global basis requires a major investment in personnel, facilities, and other resources. Beckman Coulter’s large, existing installed base of instruments makes the required service and support infrastructure financially viable. Beckman Coulter considers its reputation for service responsiveness and its worldwide sales and service network to be important competitive assets.

Patents and Trademarks

      Beckman Coulter’s primary trademark and trade name are “Beckman Coulter”. The company vigorously protects its primary trademark, which is used on Beckman Coulter’s products and is recognized throughout the worldwide scientific and diagnostic community. Beckman Coulter owns and uses secondary trademarks on various products. Its primary secondary mark is “Coulter”. The other secondary trademarks are not considered of primary importance to the business.

      To complement and protect the innovations created by Beckman Coulter’s research and development efforts, Beckman Coulter has a patent protection program which includes approximately 519 active U.S. patents and 110 U.S. patent applications. Of this number, approximately 175 patents and 40 applications relate to the life science research segment and the remaining 344 patents and 70 applications relate to the clinical diagnostics segment. Beckman Coulter also files important corresponding applications in principal foreign countries. While no one patent is considered essential to the success of the business, Beckman Coulter has taken an aggressive posture in protecting its patent rights.

Government Regulations

      Beckman Coulter’s products and operations are subject to a number of federal, state, local and foreign laws and regulations. It believes that its products and operations comply in all material respects with these laws and regulations. Although Beckman Coulter continues to make expenditures to comply with these requirements, it does not anticipate any expenditures which would have a material impact on Beckman Coulter’s operations or financial position.

      All clinical diagnostics products sold in the United States are subject to laws and regulations administered by the United States Food & Drug Administration (“FDA”). These laws and regulations require the products to be safe and effective for their intended uses and to be developed and manufactured in accordance with “good manufacturing practices”. They also require the labeling for the products to contain specified information and, in some cases, the FDA must review and approve the quality assurance protocols specified in the labeling. In addition, certain products must meet performance standards or conform to other special controls adopted by the FDA, and some products are subject to a formal premarket approval process.

      In 1993 the member states of the European Union (“EU”) began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”). Beckman Coulter’s major manufacturing operations and development centers have been certified as complying with the requirements of the appropriate ISO 9000 standard. Many of Beckman Coulter’s international sales and service subsidiaries also have been certified as complying.

      The EU also has adopted a number of “directives” that specify requirements for medical devices and other products. Beckman Coulter’s products that are covered by these directives must comply with their requirements in order to be sold in the EU. The key directives that have been applicable to Beckman Coulter’s products include those establishing requirements for electromechanical compatibility, packaging and packaging waste, and non-implantable medical devices. In order to comply with these requirements, the company has taken steps such as modifying certain of its designs, obtaining specialized test equipment, generating information about its packaging materials, and modifying its product labeling. In 1999, the EU adopted a new directive establishing requirements for in vitro diagnostic products. This directive is being phased in, beginning in 2000, and will become mandatory in December 2003.

      The design of Beckman Coulter’s products and the potential market for their use may be directly or indirectly affected by U.S. and foreign regulations governing reimbursement for clinical testing services. Health care reform efforts in the United States and in some foreign countries also may further alter the methods and financial aspects of doing business in the health care field. Beckman Coulter closely follows these developments so that it may position itself to respond to them. However, Beckman Coulter cannot predict the effect on its business of these reforms should they occur nor of any other future government regulation.

Environmental Matters

      Information with respect to the above-captioned item is incorporated by reference to Note 12, “Commitments and Contingencies” of the Consolidated Financial Statements included in Item 8 of this report.

Employee Relations

      As of December 31, 2001, Beckman Coulter had approximately 7,476 employees located in the United States and approximately 2,618 employees in international operations. Beckman Coulter believes its relations with its employees are good.

Geographic Area Information

      Information with respect to the above-captioned item is incorporated by reference to Note 14, “Business Segment Information” of the Consolidated Financial Statements included in Item 8 of this report.

Forward Looking Statements

      This report on Form 10-K, the Company’s quarterly reports on Form 10-Q, its other SEC filings, its press releases, and its other written and oral statements throughout the year may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be recognized by the use of terms such as “should”, “outlook”, “anticipates”, “expects”, and “foresees”. All forward-looking statements are based on information available and the Company’s expectations at the time they are made, and are subject to a number of risks and uncertainties, some of which are beyond the Company’s control.

Sales

      The Company’s ability to achieve its anticipated level of sales is affected by factors such as capital spending policies and the availability of government funding. In particular, many life science research customers are reliant on government funding and a number of clinical diagnostics customers rely on prompt and full reimbursement by Medicare and equivalent programs in other countries. Sales also are impacted by the effect of potential health care reforms, loss of market share through aggressive competition, the rate at which new products are introduced by the Company and its competitors, comparative pricing, especially in areas where currency has an effect, and general economic conditions in significant foreign countries in which the Company does business, such as Japan and Germany.

Earnings and Financial Results of Operations

      Actual earnings may differ from those estimated due to factors such as changes in foreign currency exchange rates. Earnings also may be impacted by unanticipated increases in interest rates on the portion of the Company’s debt that is not fixed, thereby increasing the Company’s interest expense. Earnings per share (EPS) may be affected by the number of shares outstanding and, with respect to diluted EPS, the number and value of options outstanding. The effect of taxes and changes in tax policy also may have an effect, as may unanticipated increases in labor and other costs. In recent years, consolidation among health care providers and the formation of buying groups has put pressure on pricing. These pressures challenge the Company’s ability to maintain historical profit margins, unless it can also obtain equivalent decreases in operating costs.

Products

      Expected introductions of new products may be impacted by complexity and uncertainty regarding development of new high-technology products. In addition, the Company’s ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property. Introduction of new products may be affected by delays in obtaining any government approvals necessary to market the products, particularly in clinical diagnostics. Introduction of new products also may be delayed due to shortages in qualified engineers, programmers, and other key labor categories. The ability to obtain raw materials and components, especially in the rapidly evolving electronic components market, usually does not affect the introduction of new products, but may affect the Company’s ability to achieve anticipated production levels.

Item 2.     Properties

      Beckman Coulter’s primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California; Chaska, Minnesota; and Miami, Florida. Components, parts, and electronic subassemblies are manufactured in facilities located in Fullerton and Porterville, California and Hialeah, Florida. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Fullerton, Carlsbad, and Palo Alto, California; Chaska, Minnesota; Miami, Florida; Florence, Kentucky; Galway, Ireland; Germany; France; Japan; Australia; and China.

      Part of Beckman Coulter’s computer software products business is located in Allendale, New Jersey, its facility for the production of Hemoccult test kits and related products is located in Sharon Hill, Pennsylvania, and its facility for production of microplate readers is in Salzburg, Austria. A portion of Beckman Coulter’s laboratory robotics operations are conducted in facilities located in Indianapolis, Indiana. Beckman Coulter’s principal distribution locations are in Brea and Fullerton, California; Chaska, Minnesota; Somerset, New Jersey; Dusseldorf, Germany; and Paris, France. Beckman Coulter’s European Administration Center is located in Nyon, Switzerland.

      Beckman Coulter owns the facilities located in Carlsbad, Fullerton, and Porterville, California; and some of the facilities in Hialeah, Florida. All of the other facilities are leased. The Brea and Palo Alto, California; Miami, Florida; and Chaska, Minnesota facilities, which were previously owned by Beckman Coulter and sold in 1998, are leased for initial terms of twenty years with options to renew for up to an additional thirty years. All manufacturing facilities located outside of the U.S. are leased.

      Beckman Coulter believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

Item 3.     Legal Proceedings

      Information with respect to the above-captioned item is incorporated by reference to Note 12, “Commitments and Contingencies” of the Consolidated Financial Statements included in Item 8 of this report.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of 2001.

Executive Officers of Beckman Coulter

      The following is a list of the executive officers of Beckman Coulter as of February 6, 2002, showing their ages, present positions and offices with Beckman Coulter and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

     John P. Wareham, 60, Chairman of the Board, President and Chief Executive Officer

      Mr. Wareham became Chairman in February 1999, Chief Executive Officer in September 1998 and President in October 1993. He also served as the Company’s Chief Operating Officer from October 1993 to September 1998 and as Vice President, Diagnostic Systems Group from 1984 to 1993. Prior to 1984, he had served as President of Norden Laboratories, Inc., a wholly owned subsidiary of SmithKline Beckman Corporation engaged in developing, manufacturing and marketing veterinary pharmaceuticals and vaccines, having first joined SmithKline Corporation, a predecessor of SmithKline Beckman Corporation, in 1968. He is a director and past Chairman of AdvaMed, the Advanced Medical Technology Association (formerly the Health Industry Manufacturers Association), a member of the Board of Trustees of the Manufacturers Alliance/ MAPI, a member of the Center for Corporate Innovation, a member of the Chief Executive Roundtable of the University of California — Irvine, a member of the Advisory Council of the Keck Graduate Institute of Applied Life Sciences, and a director of Steris Corporation. He has been a director of Beckman Coulter since 1993.

     George E. Bers, 51, President, Life Science Research Division

      Mr. Bers was named President, Life Science Research in March 2001. He had been Vice President of Business Development at Nanogen, Inc. since June 2000 and prior to that had a twenty-four year career with Bio-Rad Laboratories, Inc., serving in many key management positions including Vice President, Group Manager Clinical Diagnostics and Vice President, Group Manager Molecular Biosystems. Mr. Bers joined Beckman Coulter in 2001.

     James T. Glover, 52, Vice President and Treasurer

      Mr. Glover was named Vice President and Treasurer in December 1999. He had been Vice President and Controller of Beckman Coulter since 1993, and previously Vice President, Controller — Diagnostic Systems Group from 1989. Mr. Glover joined Beckman Coulter in 1983, serving in several management positions, including a two-year term at Allergan, Inc., then a Company affiliate. Prior to 1983, he held management positions with KPMG LLP and another Fortune 500 Company.

     Amin I. Khalifa, 48, Vice President and Chief Financial Officer

      Mr. Khalifa has been Vice President and Chief Financial Officer since December 1999. He first joined Beckman Coulter in June 1999 as Vice President, Chief Financial Officer and Treasurer. Prior to joining Beckman Coulter he had been Chief Financial Officer of the Agricultural Sector of Monsanto Company, head of Investor Relations and Strategy for Aetna, Inc., Vice President and Chief Financial Officer of Aetna Health Plans, and held various positions of increasing responsibility at PepsiCo.

     Fidencio Mares, 55, Vice President, Human Resources and Corporate Communications

      Mr. Mares was named Vice President, Human Resources and Corporate Communications of Beckman Coulter in 1995. Prior thereto he had been President of The Gas Company of Hawaii. Before that he was Senior Vice President of Administration and Human Resources for Pacific Resources, Inc., Corporate Wage and Salary Manager and Corporate Human Resources Services Manager for Getty Oil Company/ Texaco, Inc., and held various human resources managerial positions at Southern California Edison.

     William H. May, 59, Vice President, General Counsel and Secretary

      Mr. May has been Vice President, General Counsel, and Secretary of Beckman Coulter since 1985 and has been General Counsel and Secretary of Beckman Coulter since 1984. Mr. May first joined Beckman Coulter in 1976. Mr. May is a member of the Board of Directors of the Arnold and Mabel Beckman Foundation.

     Edgar E. Vivanco, 58, President, Specialty Testing Division

      Mr. Vivanco was named President, Specialty Testing in March 2001. He had been Senior Vice President, Diagnostics Development and Corporate Manufacturing since January 1999. Mr. Vivanco had also been President of Coulter Corporation and Vice President of the Cellular Analysis Division since November 1997, and previously was Vice President of the Biotechnology Development Center. Mr. Vivanco joined Beckman Coulter in 1971 as a microbiologist at the Microbics Operations in La Habra, California. In 1973, he moved to Carlsbad as a Development Microbiologist and became Production Manager in 1975, Manufacturing Manager in 1978, and Site Manager in 1986. In 1987, he became Technical Operations Manager for the Diagnostics Operations and in 1990, became Director of Worldwide Reagents and Chemical Processing.

     Albert R. Ziegler, 63, President, Clinical Diagnostics Division

      Mr. Ziegler was named President, Clinical Diagnostics in March 2001. He had been Senior Vice President, Diagnostics Commercial Operations since January 1999. Mr. Ziegler had also been Vice President, Clinical Chemistry Division since October 1997 and Vice President, Diagnostics Development Center since 1994. He joined Beckman Coulter in 1986 as Vice President, North America Operations for the Diagnostic Systems Group. Prior thereto, he had been President of Branson Ultrasonics Corporation, a manufacturer of industrial ultrasound instruments and a subsidiary of SmithKline Beckman until the divestiture of SmithKline Beckman’s industrial instruments businesses in 1984. Mr. Ziegler first joined SmithKline in 1971.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Stockholder Matters

      As of January 25, 2002 there were approximately 6,239 holders of record of Beckman Coulter’s common stock. During 2000, Beckman Coulter conducted a stock split in the form of a two-for-one stock dividend distributed on December 7, 2000 to stockholders of record on November 15, 2000. All share and per share amounts included in this Form 10-K have been retroactively restated to reflect this two-for-one split. During 2001, Beckman Coulter paid four quarterly dividends of eight and one-half cents per share for a total of thirty-four cents per share of common stock for the year. During 2000, Beckman Coulter paid three quarterly dividends of eight cents per share and one quarterly dividend of eight and one-half cents per share for a total of thirty-two and one-half cents per share of common stock for the year. Under the terms of Beckman Coulter’s principal credit agreement, which expires on October 31, 2002, dividend payments are limited but not prohibited. To date this limitation has not had an impact on Beckman Coulter’s dividends and is not expected to have an impact in the foreseeable future. Additional information with respect to the above-captioned is discussed in Note 7, “Debt Financing” of the Consolidated Financial Statements.

Item 6.     Selected Financial Data

	Years Ended December 31,

	2001	2000	1999	1998	1997

	Dollars in millions, except amounts per share
Summary of Operations Sales	$1,984.0	$1,886.9	$1,808.7	$1,718.2	$1,198.0
Operating income before special items(1)	$239.1	$230.2	$216.3	$133.9	$104.4
Earnings before accounting change(2), after taxes	$141.5	$125.5	$106.0	$33.5	$(264.4)
Earnings before special items(1) and accounting change(2), after taxes	$141.2	$124.1	$105.9	$44.7	$54.0
Special items and accounting change:
In-process research and development	—	—	—	—	(282.0)
Restructure credit (charge), net of tax	0.3	1.4	0.1	(11.2)	(36.4)
Accounting change	(3.1)	—	—	—	—

Net earnings (loss)	$138.4	$125.5	$106.0	$33.5	$(264.4)

Diluted earnings per share before special items and accounting change	$2.21	$2.01	$1.79	$0.76	$0.98
Diluted earnings (loss) per share before accounting change	$2.21	$2.03	$1.79	$0.57	$(4.79)
Diluted earnings (loss) per share	$2.16	$2.03	$1.79	$0.57	$(4.79)
Dividends paid per share of common stock	$0.340	$0.325	$0.320	$0.305	$0.300
Shares outstanding (millions)	61.2	59.7	57.9	56.8	55.3
Weighted average common shares and dilutive common share equivalents (millions)(3)	64.0	61.8	59.3	58.7	55.2
Other Information:
Total assets	$2,178.0	$2,006.1	$2,095.9	$2,115.5	$2,322.7
Long-term debt, less current maturities	$760.3	$851.8	$967.1	$966.0	$1,174.7
Working capital	$525.7	$427.8	$391.8	$238.9	$83.5
EBIT before special items(1)(4)	$259.0	$251.4	$228.3	$153.5	$118.9
Depreciation and amortization expense	$126.4	$136.1	$143.7	$152.4	$109.1
EBITDA before special items(1)(4)	$385.4	$387.5	$372.0	$305.9	$228.0
EBITDA(4)	$385.9	$389.9	$372.2	$286.8	$(113.4)
Debt to EBITDA before special items(1)(4)	2.1	2.3	2.7	3.6	5.5
Capital expenditures	$175.0	$141.3	$134.9	$165.2	$100.9
Number of employees at December 31,	10,094	9,695	9,520	10,064	11,171

(1)	Excludes pre-tax special items. Special items include: 1) net restructure (credits) charges of $(0.5), $(2.4), $(0.2), $19.1, and $59.4, in 2001, 2000, 1999, 1998, and 1997, respectively, and 2) a one time write-off of $282.0 of acquired in-process research and development relating to the Coulter Corporation acquisition in 1997. Including these special items, we reported operating income (loss) of $239.6, $232.6, $216.5, $114.8, and ($237.0), in 2001, 2000, 1999, 1998, and 1997, respectively.

(2)	Excludes a one-time cumulative effect of a change in accounting principle in 2001 related to the adoption of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Including this net-of-tax charge of $3.1, we reported net earnings of $138.4 in 2001.

(3)	Under Generally Accepted Accounting Principles (“GAAP”), as we were in a net loss position in 1997, 2.1 million common share equivalents were not used to compute diluted loss per share, as the effect was antidilutive.

(4)	EBIT is earnings before interest expense, taxes and accounting change; EBITDA is EBIT before depreciation and amortization expense.

Notes:	On October 5, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The split entitled each stockholder of record on November 15, 2000 to receive an additional share of common stock for every share held on that date. All share and per share amounts included in this Form 10-K have been retroactively restated to reflect this two-for-one split.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following review should be read in conjunction with the consolidated financial statements and related notes included within Item 8 of this Form 10-K. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Overview

      Beckman Coulter, Inc. simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems which consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. We compete in market segments that we estimate to total approximately $33 billion in annual sales worldwide in 2001. We currently have products which address approximately half of that market.

      Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world, with approximately 62% of 2001 revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in more than 130 countries, with approximately 44% of revenues in 2001 coming from sales outside the United States. Our strategy is to maintain our position as a leading provider of laboratory systems. To this end, we achieved the following significant milestones in 2001:

•	Realized record sales volume of $1.984 billion.

•	Announced the formation of three divisions aligned with the biomedical testing continuum: Clinical Diagnostics, Life Science Research and Specialty Testing. Revised segment reporting will begin in the first quarter of 2002 when the three division organization takes effect.

•	Shipped both the new Span-8 and 384-well pipetting options for the Biomek® FX laboratory automation workstation, dramatically expanding the utility of the robotic automation system in specialty and discovery testing.

•	Received FDA clearance to market the Access® AccuTnITM cardiac test, a highly sensitive, 12-minute test to aid in the diagnosis and treatment of heart attacks.

•	Introduced a new generation of general chemistry systems, the SYNCHRON CX® PRO series of analyzers, designed to further improve clinical laboratory productivity for low- to mid-volume hospital laboratories.

•	Shipped the SYNCHRON LX® 20 PRO clinical system with closed-tube sampling, improving safety in the laboratory.

•	Shipped the COULTER® Ac•TTM 5diff CP hematology system with closed-vial, cap piercing capabilities for small- to medium-sized hospitals, physicians’ offices, clinics and small commercial laboratories.

•	Shipped the Access® 2 immunoassay system, a second-generation analyzer with networking capabilities that performs cardiac, cancer, anemia, thyroid, fertility and infectious disease testing.

•	Acquired Anthos Labtec Instruments, G.m.b.H., an Austria-based manufacturer of microtiter plate readers, washers and shakers, common laboratory tools that are important in genomics, proteomics and drug discovery.

•	Introduced three additional, ready-to-use, MHC Tetramer research reagents for Cytomegalovirus (CMV), Epstein-Barr Virus (EBV) and Influenza.

•	Announced the shipment of the COULTER® LH 750 hematology system and LH 755 hematology workcell, random access, blood cell counting systems for high-volume testing environments, such as mid-sized to large hospitals and commercial laboratories.

•	Introduced the new 1536-well pipetting option for the Biomek® laboratory automation workstation and SAGIANTM Core System, a significant enhancement to reduce the high screening costs in specialty and discovery testing.

•	Automated Promega Corporation’s DNA IQ (a trademark of Promega Corporation) purification chemistry on the Biomek® 2000 laboratory automation workstation which will compress the time it takes to extract DNA from a forensic sample from five hours to about two hours in many cases, with only 15 minutes of hands-on time by a forensic scientist.

•	Acquired point of care coagulation assets of Avocet Medical, Incorporated.

1.     Results of Operations

2001 Compared with 2000:

      Sales were $1,984.0 million in 2001, an increase of 5.1% compared to $1,886.9 million in 2000 (which includes the one-time asset sale during the quarter ended March 31, 2000, see below for discussion). On a constant currency basis, and excluding the aforementioned one-time asset sale, sales increased 8.3% in 2001. The following provides key product and geographical sales information for 2001 (amounts in millions):

			Constant
	2001	Reported	Currency
	Sales	Growth %*	Growth %*

Key Product Sales
Routine Chemistry	$550.7	7.9	9.5
Immunodiagnostics	380.3	9.9	11.5

Total Chemistry	931.0	8.7	10.3

Hematology	393.1	(1.1)	1.1
Cytometry	163.8	0.7	3.7

Total Cellular Analysis	556.9	(0.6)	1.8

Particle Characterization	37.2	(4.6)	(1.3)

Total Clinical Diagnostics	1,525.1	4.8	6.8

Robotic Automation/ Genetic Analysis	167.5	32.9	36.9
Centrifuge/ Analytical Systems	291.4	0.9	3.5

Total Life Science Research	458.9	10.7	13.6

Total Beckman Coulter	$1,984.0	6.1	8.3

			Constant
	2001	Reported	Currency
	Sales	Growth %*	Growth %*

Geographical Sales
Clinical Diagnostics
Americas	$982.0	6.2	6.4
Europe	375.2	3.2	7.5
Asia	167.9	0.4	7.4

Total Clinical Diagnostics	1,525.1	4.8	6.8

Life Science Research
Americas	272.8	12.3	12.5
Europe	109.5	8.0	12.8
Asia	76.6	9.0	18.6

Total Life Science Research	458.9	10.7	13.6

Total Beckman Coulter
Americas	1,254.8	7.5	7.7
Europe	484.7	4.2	8.6
Asia	244.5	2.9	10.7

Total Beckman Coulter	$1,984.0	6.1	8.3

*	Percentages have been adjusted to exclude the one-time $16.6 million sale of clinical chemistry assets in Spain to a third party distributor during the quarter ended March 31, 2000.

      Sales growth during 2001 was affected by the following:

•	Routine chemistry sales increases were primarily due to placements of our new SYNCHRON LX®20 PRO clinical systems.

•	Immunodiagnostics sales increases were primarily due to the combination of: 1) shipments of our new Access® 2 immunoassay system, 2) shipments of our newly-cleared Access® AccuTnITM Troponin I cardiac test, and 3) other Access immunoassay product sales.

•	Cellular analysis sales increases were primarily due, in part, to shipments of the new COULTER® LH 750 hematology instrument.

•	Life science research sales increases were primarily due to sales of the Biomek® FX laboratory automation workstation.

•	Improved sales in the Americas were led by robotic automation/ genetic analysis, routine chemistry and immunodiagnostics products, while improved sales in Europe and Asia were due to strong sales of robotic automation/ genetic analysis and immunodiagnostics products.

      As indicated above, we announced the formation of three divisions aligned with the biomedical testing continuum during 2001: Clinical Diagnostics, Life Science Research and Specialty Testing. The following provides the recategorized key product sales results for these three divisions during 2001 and 2000:

	2001	2000	Reported
	Sales	Sales	Growth %

Routine Chemistry	$545.6	$524.4	4.0
Immunodiagnostics	345.0	314.4	9.7

Total Chemistry	890.6	838.8	6.2
Hematology	443.8	442.6	0.3

Total Clinical Diagnostics	1,334.4	1,281.4	4.1

Robotic Automation/ Genetic Analysis	167.5	126.0	32.9
Centrifuge/ Analytical Systems	291.4	288.7	0.9

Total Life Science Research	458.9	414.7	10.7

Total Specialty Testing	190.7	190.8	(0.1)

Total Beckman Coulter	$1,984.0	$1,886.9	5.1

      Gross profit as a percentage of sales (“gross margin”) in 2001 was 46.7%, 0.5 percentage points lower than the prior year. The decrease in gross margin was due to the effects of foreign currency exchange rates, which resulted in a gross profit decrease of approximately $31 million, or 0.5 percentage points.

      Selling, general and administrative (“SG&A”) expenses increased $20.8 million to $496.9 million or 25.0% of sales in 2001 from $476.1 million or 25.2% of sales in the prior year. The improvement in SG&A as a percentage of sales is primarily due to a $3.8 million reversal of an accrual associated with a cross-licensing agreement during the quarter ended March 31, 2001. Excluding this accrual reversal, SG&A as a percentage of sales would have been 25.2% in 2001, consistent with the prior year.

      Research and development (“R&D”) expenses increased $4.6 million to $189.6 million in 2001 from $185.0 million in 2000. The increase is primarily due to increased R&D expenses associated with our Immunomics operation. R&D as a percentage of sales was 9.6% in 2001, compared to 9.8% in 2000.

      In the fourth quarter of 2001, we recorded a restructuring charge of $0.9 million related to certain reorganization activities in Europe. In the fourth quarters of 2001 and 2000, we reversed $1.4 million and $2.4 million, respectively, of excess restructure charges taken in prior years. These charges and reversals resulted in net restructuring credits of $0.5 million and $2.4 million in 2001 and 2000, respectively.

      Interest expense declined $17.4 million to $54.5 million in 2001 compared to $71.9 million in 2000 primarily due to lower average debt balances and lower interest rates on the variable portion of our borrowings.

      Other non-operating (income)/ expense was $(12.3) million in 2001 and primarily consisted of foreign currency related activities of $(11.6) million, a write-down of $4.7 million for an equity investment in point-of-care testing, and gains on the sales of certain sales-type lease receivables of $(3.5) million. Other non-operating (income)/ expense was $(14.9) million in 2000 and primarily consisted of foreign currency related activities of $(11.8) million, a gain on the sale of a facility in Japan of $(1.7) million and a gain on the sale of a facility in Australia of $(1.2) million.

      Earnings before the accounting change associated with the adoption of SFAS No. 133 (see Note 1 “Recent Accounting Developments” of the Consolidated Financial Statements) in 2001 were $141.5 million or $2.21 per diluted share as compared to $125.5 million or $2.03 per diluted share in 2000.

      Net earnings were $138.4 million or $2.16 per diluted share as compared to $125.5 million or $2.03 per diluted share in 2000.

2000 Compared with 1999:

      Sales were $1,886.9 million, an increase of 4.3% compared to $1,808.7 million in 1999. Sales on a constant currency basis, and excluding a one-time asset sale during the quarter ended March 31, 2000 (see above for discussion), increased 5.7%. The following provides key product sales information for 2000 (amounts in millions):

			Constant
	2000	Reported	Currency
	Sales	Growth %	Growth %

Key Product Sales
Routine Chemistry	$527.1	11.8	13.1
Immunodiagnostics	346.1	2.4	5.6

Total Chemistry	873.2	7.9	10.0

Hematology	397.3	(3.8)	(1.8)
Cytometry	162.7	3.3	6.8

Total Cellular Analysis	560.0	(1.9)	0.6

Particle Characterization	39.0	2.1	3.4

Total Clinical Diagnostics	1,472.2	3.8	6.0

Robotic Automation/ Genetic Analysis	126.0	38.8	42.3
Centrifuge/ Analytical Systems	288.7	(3.7)	(1.3)

Total Life Science Research	414.7	6.2	8.8

Total Beckman Coulter	$1,886.9	4.3	6.6

      Sales in the various geographical segments of our business were as follows (in millions):

			Constant
	2000	Reported	Currency
	Sales	Growth %	Growth %

Geographical Sales
Clinical Diagnostics
Americas	$924.7	10.6	10.6
Europe	380.3	(7.2)	1.7
Asia	167.2	(3.1)	(5.9)

Total Clinical Diagnostics	1,472.2	3.8	6.0

Life Science Research
Americas	243.0	9.6	9.5
Europe	101.4	(5.1)	6.4
Asia	70.3	13.8	10.4

Total Life Science Research	414.7	6.2	8.8

Total Beckman Coulter
Americas	1,167.7	10.4	10.4
Europe	481.7	(6.8)	2.7
Asia	237.5	1.3	(1.6)

Total Beckman Coulter	$1,886.9	4.3	6.6

      Sales growth during 2000 was affected by the following:

•	The clinical diagnostics segment, led by the Americas, experienced strong sales growth in routine chemistry, driven by record placements of SYNCHRON® LX20s clinical systems and Power Processors. Immunodiagnostics sales growth was led by Access® immunoassay system unit placements and corresponding orders for consumables, including PSA and free PSA tests, offset by declines in protein testing in Europe due to government reimbursement changes. Hematology sales declined due to significant backlog shipments of GEN•STM slidemakers in 1999. Cytometry growth was driven by new system sales and strong reagent demand.

•	The life science research segment was led by our robotic automation/genetic analysis products, including placements of our Biomek® 2000 and new Biomek® FX liquid handling systems, and our new CEQTM 2000XL DNA analysis system, partially offset by decreased sales of analytical systems.

•	Europe reported sales decreased 6.8% in 2000 versus 1999, as compared to a constant currency growth rate of 2.7% for the same period as a result of the weakening euro compared to the U.S. dollar.

•	Asia sales were dampened due to softness in the Japanese market.

      Gross margin in 2000 was 47.2%, 0.7 percentage points lower than the prior year. The decrease in gross margin was due to three factors. First, the effects of foreign currency exchange rates resulted in a gross profit decrease of approximately $30 million or 0.6 percentage points. Second, we had a slightly higher mix of instruments to after-market sales of supplies, chemistry kits and services. Instruments typically have lower gross margins as compared to after-market sales. Third, we had a one-time $16.6 million sale of clinical chemistry assets in Spain in the first quarter of 2000 which contributed a lower gross margin than historical company levels. On a constant currency basis, and excluding the aforementioned one-time transaction, gross margin would have been 48.1% in 2000.

      SG&A expenses declined $0.8 million to $476.1 million or 25.2% of sales in 2000 from $476.9 million or 26.4% of sales in the prior year. The improvement in SG&A as a percentage of sales is due to further synergies from the Coulter integration.

      R&D expenses increased $11.6 million to $185.0 million or 9.8% of sales in 2000 from $173.4 million or 9.6% of sales in the prior year. The increase in R&D is due to investments in new technologies, such as MHC tetramers.

      During 2000 and 1999, we reversed $2.4 million and $4.5 million, respectively, of excess restructuring charges that were taken in prior years. These reversals resulted in net restructuring credits of $2.4 million and $0.2 million in 2000 and 1999, respectively.

      Interest expense declined $1.9 million to $71.9 million in 2000 compared to $73.8 million in 1999 primarily due to a $115.8 million reduction in bank debt, partially offset by increased interest rates on the variable rate portion of our borrowings.

      Other non-operating income increased $10.7 million to $14.9 million in 2000 compared to $4.2 million in 1999. The increase in other non-operating income is primarily due to increased income associated with foreign currency related activities.

      Net earnings for 2000 were $125.5 million or $2.03 per diluted share compared to $106.0 million or $1.79 per diluted share in 1999.

2.     Financial Condition

Liquidity and Capital Resources:

      Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing and to convert those assets that are no longer required to meet existing strategic and financing objectives into cash. Therefore, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds for use in achieving long-range business objectives and meeting debt service commitments.

      Currently, our liquidity needs arise primarily from:

•	debt service on indebtedness;

•	working capital requirements; and

•	capital expenditures.

      Cash provided by operations was $276.6 million, $209.1 million and $212.6 million in 2001, 2000 and 1999, respectively. The increase between 2001 and 2000 of $67.5 million is due to the following contributors:

•	increased earnings before depreciation, amortization and accounting change of $6.3 million;

•	increases in the change in accounts payable and accrued expenses of $107.0 million; and

•	changes in other operating accounts that resulted in additional operating cash flows of $11.7 million.

      These contributors were partially offset by increases in the change in trade and other receivables of $57.5 million. The decrease between 2000 and 1999 of $3.5 million is primarily due to decreases in the change in accounts payable and accrued expenses of $72.5 million, partially offset by an increase in earnings before depreciation and amortization of $11.9 million and a $29.6 million improvement in converting accounts receivable into cash.

      Investing activities used $178.0 million, $113.4 million and $118.6 million in 2001, 2000 and 1999, respectively. The increase between 2001 and 2000 is primarily due to increases in property, plant and equipment additions associated with our implementation of an enterprise resource planning system (see below for discussion) and lower proceeds received from the sale of certain clinical chemistry assets in Spain. Investing activities between 2000 and 1999 were consistent.

      Financing activities used $91.5 million, $97.1 million and $84.2 million of cash flows in 2001, 2000 and 1999, respectively. Net cash paid to reduce our bank and other debt amounted to $107.9 million, $113.7 million, and $90.4 million in 2001, 2000 and 1999, respectively. Additionally, we paid $20.7 million, $19.3 million and $18.4 million in dividends to our stockholders in 2001, 2000 and 1999, respectively. These amounts were partially offset by proceeds received from the issuance of stock of $39.0 million, $35.9 million and $24.6 million in 2001, 2000 and 1999, respectively.

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

      Based upon current levels of operations, anticipated cost savings and future growth, we believe our cash flow from operations (including the continued ability to sell sales-type lease receivables; see Note 5 “Sale of Assets” of the Consolidated Financial Statements), together with available borrowings under the credit facility (which amounts to $317.0 million as of December 31, 2001 and expires in October 2002; see Note 7 “Debt Financing” of the Consolidated Financial Statements) and other sources of liquidity (including other credit facilities, leases and any other available financing sources) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments and other operating needs. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

      In November 2001, the Company issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011. The proceeds received were used to pay down the credit facility. Interest on these Senior Notes is payable semi-annually in May and November (see Note 7 “Debt Financing” of the Consolidated Financial Statements). We are in the process of negotiating a new credit facility, which we anticipate finalizing prior to the expiration of our current credit facility in October 2002.

      During the quarter ended June 30, 2001, our senior long-term credit rating at Moody’s Investors Service was upgraded to “Baa3”. During the quarter ended September 30, 2001, our senior long-term credit rating at Standard & Poor’s was upgraded to “BBB”. These upgrades, combined with Fitch, Inc’s “BBB” senior long-term credit rating, give us an investment grade rating at all three of our rating agencies, improves our financial profile and should enhance our ability to borrow in the future at relatively more favorable rates.

      The following represents a comprehensive list of our contractual obligations and commitments:

	Payments Due by Period

	Total	2002	2003	2004	2005	2006	Thereafter

Long-term debt	$804.1	$46.4	$175.8	$5.8	$0.6	$0.1	$575.4
Operating leases	427.6	52.9	51.4	45.2	40.5	39.5	198.1

Total contractual cash obligations	$1,231.7	$99.3	$227.2	$51.0	$41.1	$39.6	$773.5

Critical Accounting Policies:

      The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding in their calls on judgment. We believe our most critical accounting policies relate to:

•	reserves for doubtful accounts;

•	inventory adjustments for write-down of inventories to fair value;

•	environmental and legal obligations; and

•	tax valuation allowances and obligations.

      We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

Financial Risk Management:

      Our risk management program, developed by senior management and approved by the board of directors, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposures to fluctuations in the financial markets are to changes in foreign exchange risk and interest rates.

      Foreign exchange risk arises because our reporting currency is the U.S. dollar and we generate approximately 44% of our revenues in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater than U.S. dollar-denominated sales as a percentage of total net sales. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations, and depreciation of the U.S. dollar against such currencies has a positive impact.

      We seek to minimize our exposure to changes in exchange rates by denominating costs and expenses in foreign currencies. When these opportunities are exhausted, we use derivative financial instruments to function as “hedges”. We use forward contracts, purchased option contracts, and complex option contracts (consisting of purchased and sold options), to hedge certain foreign currency denominated transactions. We do not use these instruments for speculative or trading purposes.

      Our exposure to interest rate risk arises out of our long-term debt obligations. Under the guidance of our risk management policies, we use derivative contracts on certain borrowing transactions. With the aid of these contracts, we seek to reduce the negative effects of changes in interest rates by changing the character of the interest rate on our long-term debt, converting a fixed rate to a variable rate and vice versa. We do not use derivative instruments to hedge our investment portfolio, which consists of short-term investments (maturity of less than a year).

Inflation:

      We continually monitor inflation and the effects of changing prices. Inflation increases the cost of goods and services used. Competitive and regulatory conditions in many markets restrict our ability to fully recover the higher costs of acquired goods and services through price increases. We attempt to mitigate the impact of inflation by implementing continuous process improvement solutions to enhance productivity and efficiency and, as a result, lower costs and operating expenses. The effects of inflation have, in our opinion, been managed appropriately and as a result have not had a material impact on our operations and the resulting financial position or liquidity.

Environmental Matters:

      We are subject to federal, state, local and foreign environmental laws and regulations. Although we continue to make expenditures for environmental protection, we do not anticipate any significant expenditures to comply with such laws and regulations that would have a material impact on our results of operations, financial position or liquidity. We believe our operations comply in all material respects with applicable federal, state, and local environmental laws and regulations.

      To address contingent environmental costs, we establish reserves when such costs are probable and can be reasonably estimated. Based on current information and regulatory compliance (taking third party indemnities into consideration), we believe we have established adequate reserves for environmental expenditures. We may incur additional costs that exceed the reserves. However, based on current knowledge, we do not expect such amounts to have a material impact on our results of operations, financial position or liquidity, although we do not give any assurance in this regard. See further discussion in Note 12 “Commitments and Contingencies” of the Consolidated Financial Statements.

Litigation:

      We are currently, and are from time to time, subject to claims and lawsuits arising in the ordinary course of our business. Some examples of the types of claims are:

•	intellectual property;

•	contractual obligations; and

•	employment matters.

      In certain such actions, the plaintiffs may request punitive or other damages or nonmonetary relief, which may not be covered by insurance. If granted, nonmonetary relief could materially affect the conduct of our business. We accrue for probable liabilities involved in these matters as they become known and can be reasonably estimated. In our opinion (taking third party indemnities into consideration), the various asserted claims and litigation in which we are currently involved are not reasonably likely to have a material adverse effect on our business, results of operations, financial position or liquidity. However, we do not give any assurance as to the ultimate outcome of such claims and litigation. The resolution of such claims and litigation could be material to our operating results for any particular period, depending on the level of income for such period. See further discussion of these matters in Note 12 “Commitments and Contingencies” of the Consolidated Financial Statements.

Euro — the New European Currency:

      The countries of the European Union have adopted a single currency, the “euro.” The euro came into existence on January 1, 2000, and could have been used for transactions within and between the countries of the Economic and Monetary Union (Austria, Belgium, Finland, France, Germany, Holland, Ireland, Italy, Luxembourg, Portugal and Spain), with national currencies expressed as a denomination (national currency units) of the euro. During the three-year transition period following its introduction, countries were allowed to transact business both in the euro and in their own currencies at fixed exchange rates. On January 1, 2002, the euro became the only currency in Economic and Monetary Union countries.

      We conduct business in approximately 130 countries, generating approximately 44% of revenues outside the United States. A significant portion of our business is conducted in Europe. The introduction of the euro required that we make modifications to our internal operations as well as to our external business arrangements.

      We established a six-member task force that identified the issues related to the introduction of the euro and developed and implemented a plan to address those issues. We adopted the euro for internal systems and reporting as of December 1, 2001. The adoption of the euro did not have a material effect on our business, results of operations, financial position or liquidity.

Recent Accounting Developments:

Goodwill and Other Intangible Assets

      SFAS 142 “Goodwill and Other Intangible Assets” requires that goodwill and other intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. We are required to adopt SFAS 142 on January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 are subject to the amortization provisions of SFAS 142. Our revised estimate associated with the adoption of SFAS 142 is that 2002 amortization expense will decrease by $15 million (net of income taxes of $3 million).

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

3.     Business Climate

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

      The continuing consolidation trend among United States healthcare providers, mentioned previously, has increased pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity at a lower cost. Our acquisition of Coulter was a clear indicator of our resolve to become a broad-based world leader in in vitro diagnostic testing by expanding our product offerings. Beckman Coulter is now the world’s leading manufacturer of hematology systems for the clinical analysis of blood cells, where we have a market share twice the size of our next largest competitor. In addition, Beckman Coulter is considered a technology leader in cell counting and characterization and has a number two position in flow cytometry, which is used for both research and clinical applications.

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

      In the life science research market, U.S. supported research has been positive in recent years but is subject to yearly approval by Congress. Continued positive funding is not guaranteed and may be negatively impacted by a prolonged recession or attempts to contain government spending in order to balance the budget and reduce deficit spending. Spending on research by biotechnology and pharmaceutical companies is also dependent on global economic health. An ongoing recession can affect the number of biotechnology start-ups building laboratories and conducting research as well as the rate of research investment by biopharmaceuticals. Pharmaceutical company research investment may be further negatively impacted by government intervention and regulation, including prescription drug costs.

      Our new products originate from four sources:

•	internal research and development programs;

•	external collaborative efforts with individuals in academic institutions and technology companies;

•	devices and techniques that are generated in customers’ laboratories; and

•	business and technology acquisitions.

      During 2000, we made a commitment to the commercialization of a new Tetramer technology, which operates on flow cytometry platforms. This new cellular immune response technology has the potential to establish an entirely new testing category for measuring and monitoring the immune response system. We have established an Immunomics operation to focus on this technology with shipments of our first ready-to-use iTAgTM MHC Tetramer reagents for HIV and melanoma occurring in the fourth quarter of 2000. During 2001, we introduced three additional ready-to-use MHC Tetramer research reagents for Cytomegalovirus (CMV), Epstein-Barr Virus (EBV), and Influenza. We also provided custom Tetramer reagents to several bio-pharma companies for use in clinical trials.

      The size and growth of our markets are influenced by a number of factors, including:

•	technological innovation in bioanalytical practice;

•	government funding for basic and disease-related research (for example, heart disease, AIDS and cancer);

•	research and development spending by biotechnology and pharmaceutical companies;

•	healthcare spending; and

•	physician practice patterns.

      We expect worldwide healthcare expenditures and diagnostic testing to increase over the long-term, primarily as a result of the following:

•	growing demand for services generated by the increasing size and aging of the world population;

•	increasing expenditures on diseases requiring costly or extended treatment (for example, AIDS and cancer); and

•	expanding demand for improved healthcare services in developing countries.

      In addition to the business climate factors discussed previously, certain economic factors may influence our business:

•	currency fluctuations — as approximately 44% of our revenues are generated outside the United States and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other non-operating income and expense; and

•	interest rates — as approximately 31% of our debt is under variable interest rate terms. This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on certain of our long-term debt by effectively converting a fixed rate to a variable rate.

4.     Income Taxes

      We are subject to income taxation in many jurisdictions throughout the world. Our effective tax rate and income tax liabilities will be affected by a number of factors, such as:

•	the amount of taxable income in particular jurisdictions;

•	the tax rates in particular jurisdictions;

•	tax treaties between jurisdictions;

•	the extent to which income is repatriated; and

•	future changes in the law.

      Generally, our income tax liability in a particular jurisdiction is determined either on an entity-by-entity (non-consolidated) basis or on a consolidated basis including only those entities incorporated in the same jurisdiction. In those jurisdictions where consolidated tax reporting is not permitted, we may pay income taxes even though, on an overall basis, we may have incurred a net loss for the tax year.

5.     Forward-Looking Statements

      This annual report contains forward-looking statements, including statements regarding, among other items:

•	the schedule for completion of our ERP program;

•	anticipated debt reduction, cash flow available to be applied to debt reduction and the availability of additional financing;

•	our business strategy;

•	the impacts of recent accounting changes, particularly the adoption of SFAS 142;

•	anticipated trends in our business and plans to reduce indebtedness;

•	our liquidity requirements and capital resources;

•	anticipated proceeds from sales of assets;

•	the effects of euro conversion and inflation on our operations; and

•	earnings and sales growth.

      These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	unanticipated delays in completing our ERP program;

•	complexity and uncertainty regarding development of new high-technology products;

•	loss of market share through aggressive competition in the clinical diagnostic, life science research and specialty testing markets;

•	our dependence on capital spending policies and government funding;

•	the effects of potential healthcare reforms;

•	changes in estimates associated with the adoption of SFAS 142;

•	fluctuations in foreign exchange rates and interest rates;

•	reliance on patents and other intellectual property;

•	global economic and political conditions;

•	unanticipated reductions in cash flows and difficulty in sales of assets;

•	the finalization of a new credit facility;

•	future effective tax rates; and

•	other factors that cannot be identified at this time.

      Although we believe we have the product offerings and resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      The Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their Form 10-K filings. Several alternatives, all with some limitations, have been offered. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•	it is based on a single point in time; and

•	it does not include the effects of other complex market reactions that would arise from the changes modeled.

      Although the results of the analysis may be useful as a benchmark, they should not be viewed as forecasts.

      Our most significant foreign currency exposures relate to the euro, Japanese Yen, British Pound Sterling, Australian Dollar and the Canadian Dollar. As of December 31, 2001, the net fair value of all derivative foreign exchange contracts was an unrecognized gain of $11.6 million. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at December 31, 2001. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain in fair value of $17.7 million and a 10% weakening of the U.S. dollar would result in a loss in fair value of $17.7 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Our December 31, 2001 significant foreign currency exposures were not significantly different than those at December 31, 2000.

      Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase next year’s pre-tax earnings by $2.5 million based on the amount of debt outstanding at year-end. A comparable analysis at December 31, 2000 indicated that a one percentage point increase or decrease in interest rates was estimated to decrease or increase 2001 pre-tax earnings by $6.4 million based on the amount of variable rate debt outstanding at December 31, 2000. The decrease in the sensitivity analysis of $3.9 million is due to the decrease in our debt under variable interest rate terms (including the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate).

      Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 8 “Derivatives” of the Consolidated Financial Statements.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Beckman Coulter, Inc.:

      We have audited the accompanying consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beckman Coulter, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Orange County, California

January 25, 2002

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	In millions, except
	amounts per share
Assets
Current assets
Cash and equivalents	$36.0	$29.6
Trade and other receivables	564.6	536.7
Inventories	366.1	332.1
Deferred income taxes	6.9	—
Other current assets	62.0	29.4

Total current assets	1,035.6	927.8
Property, plant and equipment, net	347.4	298.2
Goodwill, less accumulated amortization of $47.8 and $37.2 in 2001 and 2000, respectively	335.6	331.7
Other intangibles, less accumulated amortization of $83.3 and $66.1 in 2001 and 2000, respectively	382.1	382.7
Other assets	77.3	65.7

Total assets	$2,178.0	$2,006.1

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$123.7	$95.2
Notes payable	8.6	42.9
Current maturities of long-term debt	46.4	9.2
Accrued expenses	260.6	280.2
Income taxes	70.6	58.3
Deferred income taxes	—	14.2

Total current liabilities	509.9	500.0
Long-term debt, less current maturities	760.3	851.8
Deferred income taxes	72.3	28.8
Other liabilities	317.3	281.6

Total liabilities	1,659.8	1,662.2

Commitments and contingencies (see Note 12)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued and outstanding 61.2 and 59.7 at 2001 and 2000, respectively	6.1	6.0
Additional paid-in capital	216.5	170.0
Retained earnings	344.0	226.3
Accumulated other comprehensive income (loss)
Cumulative foreign currency translation adjustments	(57.2)	(58.4)
Derivatives qualifying as hedges	8.8	—

Total stockholders’ equity	518.2	343.9

Total liabilities and stockholders’ equity	$2,178.0	$2,006.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2001	2000	1999

	In millions, except amounts per share
Sales	$1,984.0	$1,886.9	$1,808.7
Cost of sales	1,058.4	995.6	942.1

Gross profit	925.6	891.3	866.6

Operating costs and expenses
Selling, general and administrative	496.9	476.1	476.9
Research and development	189.6	185.0	173.4
Restructure credit	(0.5)	(2.4)	(0.2)

Total operating costs and expenses	686.0	658.7	650.1

Operating income	239.6	232.6	216.5

Non-operating (income) and expense
Interest income	(7.6)	(6.3)	(7.8)
Interest expense	54.5	71.9	73.8
Other, net	(12.3)	(14.9)	(4.2)

Total non-operating expense	34.6	50.7	61.8

Earnings before income taxes and accounting change	205.0	181.9	154.7
Income taxes	63.5	56.4	48.7

Earnings before accounting change	141.5	125.5	106.0
Cumulative effect of accounting change, net of income taxes of $1.8	3.1	—	—

Net earnings	$138.4	$125.5	$106.0

Basic earnings per share
Before accounting change	$2.34	$2.13	$1.85
Cumulative effect of accounting change	(0.05)	—	—

	$2.29	$2.13	$1.85

Diluted earnings per share
Before accounting change	$2.21	$2.03	$1.79
Cumulative effect of accounting change	(0.05)	—	—

	$2.16	$2.03	$1.79

Weighted average number of shares outstanding (in thousands)
Basic	60,515	58,821	57,318
Diluted	64,011	61,767	59,310

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Total
				Accumulated		Total	Compre-
		Additional		Other		Stock-	hensive
	Common	Paid-in	Retained	Comprehensive	Treasury	holders’	(Loss)
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity	Income

	In millions, except amounts per share
Stockholders’ equity at December 31, 1998	$5.8	$131.9	$32.5	$(13.9)	$(29.4)	$126.9

Net earnings			106.0			106.0	$106.0
Foreign currency translation adjustments				(10.4)		(10.4)	(10.4)

Comprehensive income for the year ended December 31, 1999			106.0	(10.4)			$95.6
Dividends to stockholders, $0.320 per share			(18.4)			(18.4)
Employee stock purchases		2.6			21.2	23.8

Stockholders’ equity at December 31, 1999	$5.8	$134.5	$120.1	$(24.3)	$(8.2)	$227.9

Net earnings			125.5			125.5	$125.5
Foreign currency translation adjustments				(34.1)		(34.1)	(34.1)

Comprehensive income for the year ended December 31, 2000			125.5	(34.1)			$91.4
Dividends to stockholders, $0.325 per share			(19.3)			(19.3)
Employee stock purchases	0.2	27.5			8.2	35.9
Tax benefit from exercise of non-qualified stock options		8.0				8.0

Stockholders’ equity at December 31, 2000	$6.0	$170.0	$226.3	$(58.4)	$—	$343.9

Net earnings			138.4			138.4	$138.4
Foreign currency translation adjustments				1.2		1.2	1.2
Derivatives qualifying as hedges
Net derivative gains				15.0		15.0	15.0
Reclassifications to income				(6.2)		(6.2)	(6.2)

Comprehensive income for the year ended December 31, 2001			138.4	10.0			$148.4
Dividends to stockholders, $0.340 per share			(20.7)			(20.7)
Employee stock purchases	0.1	38.9				39.0
Tax benefit from exercise of non-qualified stock options		7.6				7.6

Stockholders’ equity at December 31, 2001	$6.1	$216.5	$344.0	$(48.4)	$—	$518.2

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2001	2000	1999

	In millions
Cash Flows from Operating Activities
Net earnings	$138.4	$125.5	$106.0
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	126.4	136.1	143.7
Cumulative effect of accounting change, net of tax	3.1	—	—
Loss (gain) on sale of property, plant and equipment	2.7	(3.2)	(3.9)
Net deferred income taxes	10.2	18.6	34.8
Changes in assets and liabilities:
Trade and other receivables	(37.1)	20.4	(9.2)
Inventories	(4.9)	(5.1)	(11.2)
Accounts payable and accrued expenses	13.9	(93.1)	(20.6)
Income taxes payable	21.9	14.8	(9.4)
Other	2.0	(4.9)	(17.6)

Net cash provided by operating activities	276.6	209.1	212.6

Cash Flows from Investing Activities
Additions to property, plant and equipment	(175.0)	(141.3)	(134.9)
Proceeds from disposal of property, plant and equipment	2.8	19.4	16.3
Proceeds from sale of certain clinical chemistry assets	0.9	15.4	—
Purchase of investments	—	(6.9)	—
Payment for acquisitions	(6.7)	—	—

Net cash used by investing activities	(178.0)	(113.4)	(118.6)

Cash Flows from Financing Activities
Dividends to stockholders	(20.7)	(19.3)	(18.4)
Proceeds from issuance of stock	39.0	35.9	24.6
Net notes payable (reductions) borrowings	(34.3)	4.7	(72.1)
Long-term debt borrowings	235.0	—	41.6
Long-term debt reductions	(308.6)	(118.4)	(59.9)
Debt acquisition costs	(1.9)	—	—

Net cash used by financing activities	(91.5)	(97.1)	(84.2)
Effect of exchange rates on cash and equivalents	(0.7)	(3.4)	(0.1)

Increase (decrease) in cash and equivalents	6.4	(4.8)	9.7
Cash and equivalents-beginning of year	29.6	34.4	24.7

Cash and equivalents-end of year	$36.0	$29.6	$34.4

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Cash payments for interest	$52.3	$69.8	$76.5
Cash payments for income taxes	$49.3	$31.8	$23.0
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$6.3	$3.4	$3.0
Issuance of restricted stock as employee compensation	$—	$—	$(0.8)

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular dollar amounts in millions, except amounts per share

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

      Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The Company designs, manufactures and markets systems which consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. Beckman Coulter competes in market segments that it estimates totaled approximately $33 billion in annual sales worldwide in 2001. The Company currently has products which address approximately half of that market.

      Beckman Coulter’s product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. The Company has more than 200,000 systems operating in laboratories around the world, with approximately 62% of 2001 revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. Beckman Coulter markets its products in more than 130 countries, with approximately 44% of revenues in 2001 coming from sales outside the United States.

Principles of Consolidation

      The consolidated financial statements include the accounts of Beckman Coulter, Inc., and its wholly owned subsidiaries (the “Company”). All significant intercompany transactions have been eliminated from the consolidated financial statements. Balance sheet amounts for subsidiaries operating outside the United States and Canada are as of November 30. The operating results for the Company’s international subsidiaries (except Canada) are for the twelve-month periods ending on November 30.

Use of Estimates

      The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions, including accounts receivable and inventory valuations, warranty accruals, value of long-lived assets, pension obligations, environmental and litigation obligations, taxes, etc. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

      The carrying values of the Company’s financial instruments approximate their fair value at December 31, 2001 and 2000. Management estimates are used to determine the market value of cash and equivalents, trade and other receivables, notes payable, accounts payable and amounts included in other current assets, other assets and accrued expenses meeting the definition of a financial instrument. Quotes from financial institutions are used to determine market values of the Company’s debt and derivative financial instruments.

Foreign Currency Translation

      Non-U.S. assets and liabilities are translated into U.S. dollars using year-end exchange rates. Operating results are translated at exchange rates prevailing during the year. The resulting translation adjustments are accumulated as a separate component of stockholders’ equity. Gains and losses from remeasurements relating to foreign entities deemed to be operating in U.S. dollar functional currency or in highly inflationary economies are included in the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Equivalents

      Cash and equivalents include cash in banks, time deposits and investments having maturities of three months or less from the date of acquisition.

Inventories

      Inventories are valued at the lower of cost or market using the first-in, first-out method.

Property, Plant and Equipment and Depreciation

      Land, buildings, machinery and equipment are carried at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed generally on the straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 40 years, machinery and equipment over 3 to 10 years and instruments subject to lease over 5 years. Leasehold improvements are amortized over the lesser of the life of the asset or the term of the lease, but not in excess of 20 years.

Goodwill and Other Intangibles

      Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired. Prior to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (see “Recent Accounting Developments” below), goodwill was being amortized on a straight-line basis over approximately 40 years. Other intangibles consist primarily of patents, trademarks, developed technology and customer base arising from business combinations. Other intangibles have been amortized on a straight-line basis over periods ranging from 5 to 25 years.

Accounting for Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Revenue Recognition

      For products, revenue is recognized when title and risk of loss transfers, except when a customer enters into an operating-type lease agreement, revenue is recognized over the life of the lease. Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. Service revenues are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those equipment sales which include other obligations, such as providing after market supplies and/or service, the Company allocates revenue based on the relative fair values of the individual components as determined by cash sales prices. Credit is extended based upon the evaluation of the customer’s financial condition and generally does not require collateral.

Non-operating Income and Expenses

      The Company’s non-operating income and expenses are generally comprised of six items: (i) interest income, (ii) interest expense, (iii) foreign exchange gains or losses (which amounted to a gain (loss) of $11.6 million, $11.8 million and $(1.1) million for the years ended December 31, 2001, 2000 and 1999, respectively), (iv) income (loss) from investments that are non-core or are accounted for as a minority interest, (v) gains (losses) on disposals of land and or buildings, and (vi) gains (losses) on sales of sales-type lease receivables. Interest income typically includes income from sales-type leases and interest on cash equivalents and other investments. Foreign exchange gains or losses are primarily the result of the Company’s hedging activities and are recorded net of any net premiums paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Developments

Derivatives and Hedging Activities

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other non-operating (income)/ expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., derivatives qualifying as hedges) and is subsequently recognized in other non-operating (income)/ expense upon the recognition of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in other non-operating (income)/ expense. If the derivative is designated as hedging the foreign currency exposure of a net investment in a foreign operation (“net investment hedge”), the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment). Prior to the date of adoption of SFAS 133, the Company’s existing foreign currency contracts were characterized as fair value hedges. The effect of the re-characterization to cash flow hedges on January 1, 2001 was not material. The adoption of SFAS 133 resulted in a cumulative after-tax reduction to income of $3.1 million (net of income taxes of $1.8 million) during 2001.

      Prior to the adoption of SFAS 133, market gains and losses and applicable premiums on foreign currency contacts used to hedge firm commitments denominated in foreign currencies were recognized in other non-operating (income)/ expense when the hedged transaction was recognized. Market value gains and losses on foreign currency contracts used to hedge the market risk of a subsidiary’s net asset position were recognized in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment) and were only recognized in other non-operating (income)/ expense upon liquidation of the subsidiary. Foreign currency swap contracts that hedged loans between subsidiaries and the underlying loans between subsidiaries were marked to market with the resulting gains and losses recognized in earnings. Interest rate derivative contracts were recognized at fair value only if the hedged relationship was terminated.

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

Goodwill and Other Intangible Assets

      SFAS 142 “Goodwill and Other Intangible Assets” requires that goodwill and other intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment. The Company adopted SFAS 142 on January 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 were subject to the amortization provisions of SFAS 142. The Company estimates that the adoption of SFAS 142 will decrease amortization expense in 2002 by approximately $15 million (net of income taxes of $3 million).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in Presentation

      Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Composition of Certain Financial Statement Captions

	2001	2000

Trade and other receivables
Trade receivables	$524.6	$501.2
Other receivables	27.4	40.5
Current portion of sales-type lease receivables	30.9	20.1
Less allowance for doubtful accounts	(18.3)	(25.1)

	$564.6	$536.7

Inventories
Raw materials, parts and assemblies	$104.7	$95.7
Work in process	22.6	22.4
Finished products	238.8	214.0

	$366.1	$332.1

Property, plant and equipment, net
Land	$7.7	$9.4
Buildings	114.4	116.4
Machinery and equipment	441.7	375.0
Instruments subject to lease(a)	254.9	273.1

	818.7	773.9
Less accumulated depreciation
Buildings, machinery and equipment	(312.1)	(306.3)
Instruments subject to lease(a)	(159.2)	(169.4)

	$347.4	$298.2

Accrued expenses
Purchase and assumed liabilities (see Note 3)	$6.0	$32.6
Unrealized service income	68.6	69.1
Accrued compensation	85.7	86.0
Other	100.3	92.5

	$260.6	$280.2

(a)	Includes instruments leased to customers generally under three- to five-year cancelable operating leases.

3.     Acquisition of Coulter

      On October 31, 1997, the Company acquired all of the outstanding capital stock of Coulter for $850.2 million, net of Coulter’s cash on hand of $24.8 million at the date of acquisition. The acquisition was accounted for using the purchase method of accounting. This acquisition resulted in $342.0 million of goodwill (including post-acquisition adjustments), which reflected the excess of the purchase price and purchase and assumed liabilities over the fair value of net identifiable assets and in-process research and development projects acquired. Other acquired intangibles amounted to $404.0 million including $170.0 million attributable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the installed customer base and $116.0 million of developed technology. At the time of the acquisition of Coulter, the Company assumed certain liabilities and estimated certain other liabilities associated with consolidating and restructuring certain functions of Coulter and the Company (collectively referred to as “purchase and assumed liabilities”). These purchase and assumed liabilities amounted to $286.0 million.

      Details of total purchase and assumed liabilities recorded and activity in these accounts are as follows:

Balance at December 31, 1998	$110.0
1999 Activity:
Personnel	$(55.2)
Tax issues	(0.4)
Other	(1.9)

Total 1999 activity	$(57.5)

Balance at December 31, 1999:
Personnel	$15.2
Tax issues	16.2
Other	21.1

Balance at December 31, 1999	$52.5

2000 Activity:
Personnel	$(4.5)
Tax issues	(1.4)
Other	(5.5)
Reversal of excess purchase liabilities	(8.5)

Total 2000 activity	$(19.9)

Balance at December 31, 2000:
Personnel	$5.8
Tax issues	14.1
Other	12.7

Balance at December 31, 2000	$32.6

2001 Activity:
Personnel	$(3.9)
Tax issues	(0.8)
Other	(5.1)
Reversal of excess purchase liabilities	(16.8)

Total 2001 activity	$(26.6)

Balance at December 31, 2001:
Personnel	$1.9
Tax issues	1.0
Other	3.1

Balance at December 31, 2001	$6.0

      The reversal of excess purchase liabilities in 2001 and 2000 of $16.8 million and $8.5 million, respectively, partially offset by a related reversal of $6.8 million and $2.8 million, respectively, of deferred income tax assets

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were recorded as a reduction to goodwill. In addition to the aforementioned adjustments, the reversal of certain net deferred tax assets and other purchase accounting adjustments related to the acquisition of Coulter resulted in a $15.4 million and $3.6 million increase in goodwill during 2001 and 2000, respectively.

      Management estimates that the balance of purchase and assumed liabilities for “personnel” and “other” of $1.9 million and $3.1 million, respectively, will be utilized during 2002. Management estimates that “tax issues” totaling $1.0 million will be utilized as various tax audits of Coulter are completed.

4.     Provision for Restructuring Operations

      In the fourth quarters of 2001 and 1999, the Company recorded restructuring charges of $0.9 million and $4.3 million, respectively, related to certain reorganization activities. In the fourth quarters of 2001, 2000 and 1999, the Company reversed $1.4 million, $2.4 million and $4.5 million, respectively, of excess restructure charges taken in prior years. These reversals resulted in net restructuring credits of $0.5 million, $2.4 million and $0.2 million in 2001, 2000 and 1999, respectively, which are included in “Restructure credit” on the Consolidated Statements of Operations.

5.     Sale of Assets

      During 2001, the Company sold certain sales-type lease receivables as part of its plan to reduce debt. The net book value of financial assets sold was $64.4 million for which the Company received approximately $68.6 million in cash proceeds. In 2000 and 1999, the Company sold similar assets with a net book value of $73.4 million and $72.4 million, respectively, for cash proceeds of $74.1 million and $74.0 million, respectively. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Consolidated Balance Sheets. The sales are subject to certain recourse and servicing provisions, and as such the Company has established reserves for these probable liabilities.

      In 2001, 2000 and 1999, as a result of Coulter integration activities, the Company sold excess facilities outside the United States which resulted in (losses) gains included in non-operating income of $(0.3) million, $3.2 million and $3.9 million, respectively.

6.     Sale-leaseback of Real Estate

      On June 25, 1998, the Company sold its interest in four of its properties located in Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, the Company entered into long-term leases for each of these properties.

      The initial term of each of the leases is twenty years, with options to renew for up to an additional thirty years. As provided by the leases, the Company pays the rents in Japanese Yen. Annual rentals are approximately $16.8 million at 2001 year-end rates. At the closing of the sale-leaseback transaction, the Company became guarantor of a currency swap agreement between its landlord and its banks to convert the Yen payments to U.S. dollars. As long as this swap agreement is in place, the Company’s obligation is to pay the rents in Yen. If this agreement ceases to exist, the Company’s obligation reverts to U.S. dollar payments. The Company expects to pay the rents as they come due out of cash generated by its Japanese operation. Obligations under the operating lease agreements are included in Note 12 “Commitments and Contingencies”.

      The aggregate proceeds from the sale of the four properties totaled $242.8 million (received in cash at closing) before closing costs and transaction expenses. In accordance with the accounting rules for transactions in which a property is sold and immediately leased back from the buyer (sale-leaseback), the Company has postponed recognizing the gain from this transaction in its earnings and included it in “Other liabilities”. The gain is being amortized over the initial lease term of twenty years. The remaining unrecognized gain was $116.0 million and $123.1 million at December 31, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Debt Financing

      Notes payable consists primarily of short-term bank borrowings by the Company’s subsidiaries outside the United States under local lines of credit. At December 31, 2001 approximately $73.8 million of unused uncommitted short-term lines of credit were available to the Company’s subsidiaries outside the United States at various interest rates. Within the United States, $30.0 million in unused uncommitted short-term lines of credit at market rates were available.

      Long-term debt consisted of the following at December 31:

	Average Rate
	of Interest	2001	2000

Revolving credit facility	—	$—	$295.0
Senior Notes, unsecured, due 2003	7.10%	160.0	160.0
Senior Notes, unsecured, due 2008	7.45%	240.0	240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	—
Debentures, unsecured, due 2026	7.05%	100.0	100.0
Other long-term debt	3.21%	69.1	77.0
Fair value adjustment (see Note 8)		10.5	—
Unamortized debt discounts and other		(7.9)	(11.0)

		806.7	861.0
Less current maturities		46.4	9.2

Long-term debt, less current maturities		$760.3	$851.8

      The aggregate maturities of long-term debt for the five years subsequent to December 31, 2001 are $46.4 million in 2002, $175.8 million in 2003, $5.8 million in 2004, $0.6 million in 2005, $0.1 million in 2006 and $575.4 million thereafter.

Revolving Credit Facility

      In October 1997, the Company entered into a credit facility agreement (the “Credit Agreement”) with a group of financial institutions. The Credit Agreement originally provided for borrowings of up to $550.0 million through an unsecured revolving credit facility (the “Credit Facility”). Funds borrowed under the Credit Facility generally bear interest at current market rates plus a margin based upon the Company’s senior unsecured debt rating or debt to equity ratio, whichever is more favorable. Additionally, the Company pays a quarterly facility fee on the average Credit Facility commitment (0.125% per annum at December 31, 2001). The Credit Agreement requires mandatory prepayment of the Credit Facility borrowings (and, to the extent provided, reductions in commitments) thereunder from excess cash flow (as defined in the Credit Agreement), and from proceeds of certain equity or debt offerings, asset sales and extraordinary receipts. The Credit Facility, which matures in October 2002, is not subject to any scheduled principal amortization. Approximately $6.8 million of fees paid to enter the Credit Agreement are being amortized to interest over the term of the Credit Agreement. Under the terms of the Credit Agreement, dividend payments are limited but not prohibited.

      In November 2001, the Company received proceeds from a Senior Notes offering (see “Senior Notes” below) which was used to pay down the Credit Facility. In conjunction with the pay down of the Credit Facility, the Credit Agreement commitment was reduced from $550.0 million to $317.0 million. Amounts may be drawn under the Credit Facility to meet future working capital and other business needs of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Notes

      In March 1998, the Company issued $160.0 million of 7.10% and $240.0 million of 7.45% unsecured Senior Notes due March 4, 2003 and 2008 (the “1998 Senior Notes”), respectively. Interest is payable semi-annually in March and September. Discount and issuance costs approximated $6.7 million and are being amortized to interest expense over the term of the 1998 Senior Notes.

      In November 2001, the Company issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011 (the “2001 Senior Notes”). Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.9 million and are being amortized to interest expense over the term of the 2001 Senior Notes.

      At the Company’s option, the 1998 Senior Notes and 2001 Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

•	the principal amount of the Senior Notes; or

•	the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.25% for Senior Notes due 2003, 0.375% for Senior Notes due 2008, and 0.35% for the Senior Notes due 2011.

      In connection with the issuance of the 1998 Senior Notes and 2001 Senior Notes, certain of the Company’s subsidiaries guaranteed such notes (see Note 15 “Guarantor Subsidiaries”).

Debentures

      In June 1996, the Company issued $100.0 million of debentures bearing an interest rate of 7.05% per annum due June 1, 2026. Interest is payable semi-annually in June and December. Discount and issuance costs of approximately $1.5 million are being amortized to interest expense over the term of the debentures. The debentures may be repaid on June 1, 2006 at the option of the holders of the debentures. In March 1998, the debenture agreement was amended to increase the June 1, 2006 redemption price to 103.9% of the principal amount, together with accrued interest to June 1, 2006. The debentures may be redeemed, in whole or in part, at the Company’s option at any time after June 1, 2006, at a redemption price equal to the greater of:

•	the principal amount of the debentures; or

•	the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury issue rate plus a margin of 0.1%.

Other Long-term Debt

      Other long-term debt at December 31, 2001 consists principally of $59.3 million of notes used to fund the operations of the Company’s international subsidiaries. Some of the notes issued by the Company’s international subsidiaries are secured by their assets. Notes used to fund international subsidiaries amounted to $70.8 million at December 31, 2000. Capitalized lease obligations of $9.8 million in 2001 and $6.2 million in 2000 are also included in other long-term debt.

Covenants

      Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example: minimum net worth, maximum capital expenditures, a debt to earnings ratio, a minimum interest coverage ratio and a maximum amount of debt incurrence. At December 31, 2001, the Company was in compliance with all such covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Derivatives

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

Foreign Currency

      The Company manufactures its products principally in the United States, but generates approximately 44% of its revenues from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from cash flows attributable to anticipated foreign currency denominated transactions. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

      The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

      In July 2001, the Company entered into a foreign currency swap contract to hedge a net investment in a foreign operation. This foreign currency swap contract is designated as a net investment hedge. At December 31, 2001, a $1.3 million gain associated with this foreign currency swap contract was included in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment).

      Prior to the adoption of Derivatives Implementation Issue G20 during the quarter ended September 30, 2001, changes in time value were excluded from the assessment of hedge effectiveness for options designated as cash flow hedges. During 2001, the Company recognized $1.7 million of hedge ineffectiveness associated with its cash flow hedges. No hedge ineffectiveness was recognized on the Company’s fair value hedges during 2001. No fair value or cash flow hedges were discontinued during the twelve months ended December 31, 2001.

      Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)/ expense upon the recognition of the hedged transaction. The Company estimates that the $8.8 million unrealized gain included in accumulated other comprehensive income at December 31, 2001 will be reclassified to other non-operating (income)/ expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. The Company has cash flow hedges at December 31, 2001 which settle as far out as December 31, 2002.

     Interest Rate

      The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

      In March 1998, the Company entered into reverse interest rate swap contracts totaling $300.0 million associated with the issuance of the $400.0 million 1998 Senior Notes. In October 2001, the Company terminated $60.0 million of these reverse interest rate swap contracts, resulting in a gain of $2.7 million, which is being amortized to interest expense over the remaining original term of the swap agreement. Pursuant to the reverse interest rate swap agreements, as amended, the Company receives an average fixed interest rate of 6.2% and pays a floating interest rate based on 3-month LIBOR (2.0% at December 31, 2001). These reverse

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest rate swaps are designated as fair value hedges and are deemed perfectly effective pursuant to SFAS 133 as all significant terms of the 1998 Senior Notes and the reverse interest rate swap contracts match. At December 31, 2001, the fair value of the reverse interest rate swaps was $10.5 million and is included in other assets. An offsetting $10.5 million credit is included in long-term debt as a fair value adjustment to the 1998 Senior Notes.

9.     Income Taxes

      The components of earnings before income taxes were:

	2001	2000	1999

U.S	$128.9	$121.6	$62.9
Non-U.S	76.1	60.3	91.8

	$205.0	$181.9	$154.7

      The provision for income taxes consisted of the following:

	2001	2000	1999

Current
U.S. federal	$32.7	$21.1	$—
Non-U.S	14.7	14.5	10.1
U.S. state	5.9	2.7	1.7
Puerto Rico	—	—	1.8

Total current	53.3	38.3	13.6

Deferred
U.S. federal	4.4	19.0	25.8
Non-U.S.	5.8	(0.9)	9.3

Total deferred, net	10.2	18.1	35.1

Total	$63.5	$56.4	$48.7

      The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	2001	2000	1999

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	1.9	1.1	0.7
Ireland income	(3.1)	(3.2)	(2.5)
Puerto Rico income	—	—	(1.0)
Nondeductible goodwill	1.7	1.9	2.3
Non-U.S. taxes	0.2	(0.9)	0.9
Foreign income taxed in the U.S., net of credits	(0.6)	3.0	3.5
Other	(4.1)	(5.9)	(7.4)

Effective tax rate	31.0%	31.0%	31.5%

      Certain income of a subsidiary that conducted manufacturing operations in Puerto Rico was, and subsidiaries operating in Ireland and China are, taxed at substantially lower income tax rates than the U.S. federal statutory tax rate. The lower tax rate reduced expected taxes by approximately $6.4 million in 2001, $5.8 million in 2000 and $5.5 million in 1999. Although the lower Puerto Rico income tax rate was not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

scheduled to expire until July 2003, the closure of the Puerto Rico manufacturing operations in October 1999, as part of the Company’s restructuring plan, shortened the period of benefit.

      The components of the provision for deferred income taxes are:

	2001	2000	1999

Accelerated depreciation for tax purposes	$0.1	$(14.5)	$(0.4)
Accrued expenses	(5.1)	23.9	(10.0)
Compensation	(2.3)	(2.5)	(1.4)
Deferred service contracts	1.9	0.8	4.1
Intangibles	(5.6)	(6.2)	—
International	5.8	(0.8)	9.2
Inventories	0.8	4.8	3.0
Leases	1.2	(10.9)	4.4
Net operating loss carryforwards	—	6.2	31.6
Postemployment/retirement benefits	(2.0)	(7.5)	(11.8)
Purchase and assumed liabilities	3.6	4.2	20.1
Restructuring costs	1.0	8.4	6.2
Tax credits (primarily research and development)	7.2	9.4	(6.8)
Other	3.6	2.8	(13.1)

Total	$10.2	$18.1	$35.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities consists of the following at December 31:

	2001	2000

Deferred tax assets
Accrued expenses	$41.5	$36.4
Compensation	7.5	5.2
International	19.9	22.8
Inventories	3.9	4.7
Postemployment/retirement benefits	53.9	51.9
Purchase and assumed liabilities	1.8	12.2
Restructuring costs	0.2	1.2
Tax credits (primarily research and development)	19.6	26.8
Other	49.3	41.4

	197.6	202.6
Less: Valuation allowance	(51.1)	(59.2)

Total deferred tax assets	146.5	143.4

Deferred tax liabilities
Accelerated depreciation	(4.4)	(4.3)
Deferred service contracts	(8.6)	(6.7)
Intangibles	(117.8)	(123.4)
International	(11.3)	(7.3)
Leases	(3.3)	(2.1)
Other	(66.5)	(42.6)

Total deferred tax liabilities	(211.9)	(186.4)

Net deferred tax liability	$(65.4)	$(43.0)

      The Company’s tax credits of $19.6 million at December 31, 2001 are scheduled to expire in the years 2013 to 2018.

      At December 31, 2001, the Company had a valuation allowance of $51.1 million associated with certain deferred tax assets due to uncertainties regarding their realizability. The Company believes that the remaining deferred income tax assets will be realized based upon its historical pre-tax earnings, adjusted for significant items such as non-recurring charges. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these deferred tax assets.

      During the year ended December 31, 2001, the Company decreased its valuation allowance by $8.1 million. The offsetting credit was recorded as a reduction to goodwill as it related to the reversal of a valuation allowance established for certain deferred tax assets acquired from Coulter. Of the $51.1 million of valuation allowance at December 31, 2001, $7.1 million relates to additional valuation allowances established for certain deferred tax assets acquired from Coulter.

      Non-U.S. withholding taxes and U.S. taxes have not been provided on approximately $252.7 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by credits for foreign income taxes paid.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.     Employee Benefits

Incentive Compensation Plan

      In 1998, the Company adopted the 1998 Incentive Compensation Plan (the “1998 Plan”), which replaced a 1990 Plan. An initial 4.0 million shares were reserved under the 1998 Plan. Granted options typically vest over three or four year periods and expire ten years from the date of grant. Each year, commencing January 1, 1999, the number of shares available under the 1998 Plan will increase by 1.5% of the number for voting purposes of common stock issued and outstanding as of the prior December 31. As of January 1, 2002, 3.3 million shares remain available for grant under this plan.

      The following is a summary of the option activity, including weighted average option information (in thousands, except per option information):

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Options	Option	Options	Option	Options	Option

Outstanding at beginning of year	7,390	$20.45	7,192	$18.30	6,443	$16.15
Granted	1,434	$38.63	1,475	$26.29	1,422	$26.36
Exercised	(1,615)	$15.23	(1,234)	$14.71	(570)	$13.07
Canceled	(46)	$27.96	(43)	$25.33	(103)	$24.46

Outstanding at end of year	7,163	$25.22	7,390	$20.45	7,192	$18.30

		Weighted			Weighted
		Average			Average
	Options	Exercise	Weighted Average	Options	Exercise
	Outstanding at	Price Per	Remaining	Exercisable at	Price Per
	December 31,	Outstanding	Contractual Life	December 31,	Exercisable
Range of Exercise Prices	2001	Option	(Years)	2001(a)	Option

$ 0.00 to $11.50	246	$10.77	0.9	246	$10.77
$11.51 to $19.50	793	$13.79	2.5	793	$13.79
$19.51 to $23.50	2,114	$20.52	4.4	2,094	$20.51
$23.51 to $27.50	2,362	$26.02	7.2	1,091	$26.30
$27.51 to $31.50	92	$29.14	7.3	39	$29.07
$31.51 to $35.50	89	$32.57	8.0	53	$32.08
$35.51 to $39.50	1,438	$38.50	8.9	56	$37.37
$39.51 to $43.50	18	$41.47	9.7	—	N/A
$43.51 to $47.60	11	$45.15	9.7	—	N/A

	7,163			4,372

(a)	Options exercisable at December 31, 2000 and 1999 (in thousands) were 4,806 and 4,977, respectively.

      The Company continues to follow the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Additionally, the Company adopted Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” (“FIN 44”) on July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company’s financial position or results of operations.

      Pursuant to APB 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accordingly, the Company has recognized no compensation expense on its stock option plans. The Company also does not recognize compensation expense on stock issued to employees under its stock purchase plan (see below for discussion), where the discount from the market value is not material. The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation”:

	2001	2000	1999

Earnings before accounting change (as reported)	$141.5	$125.5	$106.0
Assumed stock compensation cost, net of tax	(8.9)	(8.0)	(7.7)

Pro forma earnings before accounting change	$132.6	$117.5	$98.3

Diluted earnings per share before accounting change (as reported)	$2.21	$2.03	$1.79
Pro forma diluted earnings per share before accounting change	$2.07	$1.90	$1.66

      The Company uses the Black-Scholes valuation model for estimating the fair value of the options. The following represents the estimated fair value of options granted and the assumptions used for calculation:

	2001	2000	1999

Weighted average estimated fair value per option granted	$14.55	$11.26	$11.96
Average exercise price per option granted	$38.63	$26.29	$26.36
Stock volatility	28.7%	30.9%	26.9%
Risk-free interest rate	5.1%	5.2%	6.7%
Option term — years	7.8	9.6	9.6
Stock dividend yield	1.3%	1.3%	1.4%

Stock Purchase Plan

      The Company has a stock purchase plan that operates in accordance with section 423 of the Internal Revenue Code whereby all United States employees and employees of certain subsidiaries outside the Unites States can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. During 2001, 2000 and 1999, employees purchased 0.3 million shares, 0.4 million shares and 0.2 million shares, respectively, and 3.7 million shares remain available for use in the plan at December 31, 2001.

Stock Appreciation Rights

      The Company periodically awards stock appreciation rights to certain employees of its international subsidiaries. These rights vest over three or four years. Compensation expense for these rights is based on changes between the grant price and the fair market value of the rights. Compensation expense attributable to the stock appreciation rights was insignificant during 2001, 2000 and 1999.

Postemployment Benefits

      Pursuant to Statement of Financial Accounting Standards No. 112 “Employers Accounting for Postemployment Benefits,” the Company recognizes an obligation for certain benefits awarded to individuals after employment but before retirement. During 2001, 2000 and 1999, the Company recorded charges of $3.8 million, $0.6 million and $2.0 million, respectively, associated with its postemployment obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.     Retirement Benefits

Defined Benefit Pension Plans

      The Company provides pension benefits covering the majority of its employees. Pension benefits for Beckman Coulter’s domestic employees are based on age, years of service and compensation rates. The Company’s funding policy is to provide currently for accumulated benefits, subject to federal regulations. Assets of the plans consist principally of government fixed income securities and corporate stocks and bonds.

      Certain of the Company’s international subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans. Unfunded foreign pension obligations are recorded as a liability on the Company’s consolidated balance sheets.

      Consolidated pension expense was $13.4 million in 2001, $11.8 million in 2000 and $22.0 million in 1999. Pension expense for international plans was $4.3 million in 2001, $4.6 million in 2000 and $4.7 million in 1999.

Postretirement Plan

      The Company’s Postretirement Plan provides certain healthcare and life insurance benefits for retired United States employees and their dependents. Eligibility under the Postretirement Plan and participant cost sharing is dependent upon the participant’s age at retirement, years of service and retirement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents required disclosures regarding benefit obligations and plan assets of the Pension and Postretirement Plans determined by independent actuarial valuations:

	Pension Plans		Postretirement Plan

	2001	2000	2001	2000

Change in benefit obligation:
Benefit obligation at beginning of year	$476.0	$422.9	$91.7	$91.0
Service cost	14.0	13.1	3.1	2.5
Interest cost	34.1	32.8	7.3	6.4
Actuarial loss (gain)	9.4	21.7	23.2	(3.6)
Benefits paid	(29.9)	(25.1)	(7.1)	(6.2)
Amendments	7.0	10.6	—	—
Plan participant contribution	—	—	1.8	1.6

Benefit obligation at end of year	$510.6	$476.0	$120.0	$91.7

Change in plan assets:
Fair value of plan assets at beginning of year	$468.9	$495.5	$—	$—
Employer contribution	1.4	1.5	5.3	4.6
Plan participant contribution	—	—	1.8	1.6
Actual return on plan assets	(33.1)	(3.0)	—	—
Benefits paid	(29.9)	(25.1)	(7.1)	(6.2)

Fair value of plan assets at end of year	$407.3	$468.9	$—	$—

Funded status	$(103.3)	$(7.1)	$(120.0)	$(91.7)
Unrecognized net actuarial gain	66.5	(16.9)	9.3	(13.8)
Unrecognized prior service cost	19.6	14.5	(0.8)	(0.9)

Accrued benefit cost	$(17.2)	$(9.5)	$(111.5)	$(106.4)

Amounts recognized in the balance sheets consist of:
Prepaid benefit cost	$—	$7.0	$—	$—
Intangible asset	15.8	—	—	—
Accrued benefit liability	(33.0)	(16.5)	(111.5)	(106.4)

Net amount recognized	$(17.2)	$(9.5)	$(111.5)	$(106.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table lists the components of the net periodic benefit cost of the plans and the weighted-average assumptions as of December 31 for the periods indicated:

	Pension Plans			Postretirement Plans

	2001	2000	1999	2001	2000	1999

Service cost	$14.0	$13.1	$17.3	$3.2	$2.5	$3.5
Interest cost	34.1	32.8	30.5	7.3	6.4	6.4
Expected return on plan assets	(41.2)	(40.8)	(37.2)	—	—	—
Amortization of transition obligation	—	0.4	0.5	—	—	—
Amortization of prior service costs	1.9	1.2	1.0	(0.1)	(0.1)	(0.1)
Amortization of actuarial gain (loss)	0.3	0.5	5.2	—	(0.6)	—

Net periodic benefit cost	$9.1	$7.2	$17.3	$10.4	$8.2	$9.8

Discount rate	7.3%	7.5%	7.8%	7.3%	7.5%	7.8%
Expected return on plan assets	9.8%	9.8%	9.8%	—	—	—
Rate of compensation increase	4.3%	4.3%	4.3%	—	—	—

      The projected benefit obligation and the accumulated benefit obligation for the Company’s qualified pension plans with accumulated benefit obligations in excess of plan assets were $488.4 million and $422.9 million, respectively, as of December 31, 2001. At December 31, 2000, plan assets were in excess of the accumulated benefit obligations. These pension plans have plan assets of $407.3 million as of December 31, 2001.

      The projected benefit obligation and the accumulated benefit obligation for the Company’s nonqualified pension plans with accumulated benefit obligations in excess of plan assets were $22.2 million and $17.9 million, respectively, as of December 31, 2001 and $23.6 million and $18.7 million, respectively, as of December 31, 2000. These pension plans have no plan assets.

      The assumed healthcare trend rate used in measuring the postretirement cost for 2001 is 9.5%, gradually declining to 5.0% by the year 2006 and remaining at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1.0% increase in assumed healthcare cost trend rates would increase the totals of the service and interest cost components for 2001 and the postretirement benefit obligation as of December 31, 2001 by $1.8 million and $18.0 million, respectively. A 1.0% decrease in assumed healthcare cost trend rates would decrease the total of the service and interest cost components for 2001 and the postretirement benefit obligation as of December 31, 2001 by $1.4 million and $14.7 million, respectively.

Defined Contribution Benefit Plan

      The Company has a defined contribution benefit plan available to its domestic employees. Under the plan, eligible employees may contribute a portion of their compensation. Employer contributions are primarily based on a percentage of employee contributions and vest immediately. However, certain former Coulter employees are eligible for additional employer contributions based on age and salary levels, which become fully vested after five years of service. The Company contributed $16.1 million in 2001, $15.2 million in 2000 and $14.6 million in 1999 to the plan.

12.     Commitments and Contingencies

Environmental Matters

      The Company is subject to federal, state, local and foreign environmental laws and regulations. Although the Company continues to make expenditures for environmental protection, it does not anticipate any expenditures to comply with such laws and regulations which would have a material impact on the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations or financial position. The Company believes that its operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

      To address contingent environmental costs, the Company establishes reserves when the costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements (and taking third party indemnities into consideration), the reserves established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on the Company’s operations, financial condition or liquidity, although no assurance can be given in this regard.

      In 1983, the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The Company is continuing to monitor groundwater conditions at the site and is discussing with the EPA the criteria to be used to determine when remediation is complete. SmithKline Beckman, the Company’s former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company’s earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

      In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by the Company. In 1988, The Prudential Insurance Company of America (“Prudential”), which had purchased the property from the Company, filed suit against the Company in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims.

      Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for the upper water bearing unit. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable.

      The Company believes that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations, will not have a material adverse effect on the Company’s operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

Litigation

      The Company is involved in a number of lawsuits, which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any such lawsuits will have a material adverse effect on its results of operations, financial position or liquidity. However, the Company does not give any assurance to the ultimate outcome with respect to such lawsuits. The resolution of such lawsuits could be material to the Company’s operating results for any particular period, depending upon the level of income for such period.

      In December 1999, Streck Laboratories, Inc. (“Streck”) served Beckman Coulter and Coulter in the United States District Court for the District of Nebraska. Streck alleges that control hematology control products sold by Beckman Coulter and/or Coulter infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorneys’ fees and costs. The Company, on behalf of itself and Coulter denied

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liability. The trial is currently scheduled for June 2002. The Company believes that there is no reasonable basis to conclude that this litigation could lead to an outcome that would have a material adverse effect on its consolidated results of operations, financial position or liquidity.

Lease Commitments

      The Company leases certain facilities, equipment and automobiles under operating lease arrangements. Certain of the leases provide for payment of taxes, insurance and other charges by the lessee. Rent expense was $88.5 million in 2001, $81.3 million in 2000 and $78.1 million in 1999.

      As of December 31, 2001, minimum annual rentals payable under non-cancelable operating leases aggregate $427.6 million, which is payable $52.9 million in 2002, $51.4 million in 2003, $45.2 million in 2004, $40.5 million in 2005, $39.5 million in 2006 and $198.1 million thereafter.

13.     Earnings Per Share

      Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the Company’s common shares during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Earnings
	Before
	Accounting		Per Share
	Change	Shares	Amount

Year Ended December 31, 2001
Basic EPS:
Earnings before accounting change	$141.5	60.5	$2.34
Effect of dilutive stock options	—	3.5	(0.13)

Diluted EPS
Earnings before accounting change	$141.5	64.0	$2.21

			Per Share
	Net Earnings	Shares	Amount

Year Ended December 31, 2000
Basic EPS:
Net earnings	$125.5	58.8	$2.13
Effect of dilutive stock options	—	3.0	(0.10)

Diluted EPS
Net earnings	$125.5	61.8	$2.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Per Share
	Net Earnings	Shares	Amount

Year Ended December 31, 1999
Basic EPS:
Net earnings	$106.0	57.3	$1.85
Effect of dilutive stock options	—	2.0	(0.06)

Diluted EPS
Net earnings	$106.0	59.3	$1.79

      In 2001, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS. In 2000 and 1999, 0.1 million and 1.4 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted earnings per share as their effect would have been anti-dilutive.

14.     Business Segment Information

      The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. In 2001, 2000 and 1999, the Company’s organization had two reportable segments: (1) clinical diagnostics and (2) life science research. The clinical diagnostics segment encompasses diagnostic applications, principally in hospital laboratories. The life science research segment includes life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. All corporate activities including financing transactions are captured in a central services “Center,” which is reflected in the tables below. The Company evaluates performance based on profit or loss from operations. Although primarily operating in the same industry, reportable segments are managed separately, since each business requires different marketing strategies and has different customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In the first quarter of 2001, the Company announced its intention to form three divisions aligned with the biomedical testing continuum: Clinical Diagnostics, Life Science Research and Specialty Testing. Revised segment reporting will begin in the first quarter of 2002 when the three division organization takes effect.

	For the Years Ended December 31,

	2001	2000	1999

Net sales
Routine Chemistry	$550.7	$527.1	$471.3
Immunodiagnostics	380.3	346.1	338.1

Total Chemistry	931.0	873.2	809.4

Hematology	393.1	397.3	413.1
Cytometry	163.8	162.7	157.5

Total Cellular Analysis	556.9	560.0	570.6

Particle Characterization	37.2	39.0	38.2

Total Clinical Diagnostics	1,525.1	1,472.2	1,418.2

Robotic Automation/Genetic Analysis	167.5	126.0	90.8
Centrifuge/Analytical Systems	291.4	288.7	299.7

Total Life Science Research	458.9	414.7	390.5

Consolidated	$1,984.0	$1,886.9	$1,808.7

Operating income (loss)
Clinical diagnostics	$259.6	$253.4	$255.1
Life science research	94.6	75.1	60.4
Center	(114.6)	(95.9)	(99.0)

Consolidated	$239.6	$232.6	$216.5

Interest income
Clinical diagnostics	$(3.6)	$(1.4)	$(3.6)
Life science research	—	—	—
Center	(4.0)	(4.9)	(4.2)

Consolidated	$(7.6)	$(6.3)	$(7.8)

Interest expense
Clinical diagnostics	$—	$—	$—
Life science research	—	—	—
Center	54.5	71.9	73.8

Consolidated	$54.5	$71.9	$73.8

Sales to external customers
Americas	$1,254.8	$1,167.7	$1,057.7
Europe	484.7	481.7	516.6
Asia	244.5	237.5	234.4

Consolidated	$1,984.0	$1,886.9	$1,808.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2001	December 31, 2000

Long-lived assets
Americas	$1,031.5	$985.6
Europe	93.0	72.8
Asia	17.9	19.9

Consolidated	$1,142.4	$1,078.3

Total assets
Clinical diagnostics	$1,589.9	$1,548.1
Life science research	262.7	255.7
Center	325.4	202.3

Consolidated	$2,178.0	$2,006.1

(a)	Includes net restructure credits of $0.5 million, $2.4 million and $0.2 million in 2001, 2000 and 1999, respectively.

15.     Guarantor Subsidiaries

      As discussed in Note 7, in March 1998 the Company issued $160.0 million of 7.10% Senior Notes due 2003 and $240.0 million of 7.45% Senior Notes due 2008 (the “Offering”). In connection with the Offering, certain of the Company’s subsidiaries (the “Guarantor Subsidiaries”) jointly, fully, severally and unconditionally guaranteed such notes. Pursuant to Securities and Exchange Commission regulations, certain condensed financial information about the Parent, Guarantor Subsidiaries and Non-Guarantor Subsidiaries is required to be disclosed. The following provides this required financial information. It should be noted that the Company used the equity method of accounting for its investments in subsidiaries and the Guarantor Subsidiaries’ investments in Non-Guarantor Subsidiaries.

      A plan for the complete liquidation and dissolution of one of the Company’s guarantor subsidiaries was adopted in 2001. Pursuant to the plan, substantially all of this guarantor subsidiary’s assets and liabilities were assigned and transferred to the Parent in 2001. It is anticipated that the remainder of this guarantor subsidiary’s assets and liabilities will be assigned and transferred to the Parent in 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and equivalents	$(29.4)	$(3.1)	$68.5	$—	$36.0
Trade and other receivables	274.2	0.2	290.2	—	564.6
Inventories	276.2	—	121.1	(31.2)	366.1
Deferred income taxes and other current assets	2,502.6	43.0	122.7	(2,599.4)	68.9

Total current assets	3,023.6	40.1	602.5	(2,630.6)	1,035.6
Property, plant and equipment, net	298.6	3.0	112.7	(66.9)	347.4
Goodwill, net	328.5	—	7.1	—	335.6
Other intangibles, net	377.9	—	4.2	—	382.1
Other assets	668.9	182.3	315.6	(1,089.5)	77.3

Total assets	$4,697.5	$225.4	$1,042.1	$(3,787.0)	$2,178.0

Liabilities:
Notes payable and current maturities of long-term debt	$3.9	$—	$51.1	$—	$55.0
Accounts payable, accrued expenses and income taxes	259.7	0.3	124.3	—	384.3
Other current liabilities	2,069.1	—	156.7	(2,155.2)	70.6

Total current liabilities	2,332.7	0.3	332.1	(2,155.2)	509.9
Long-term debt, less current maturities	746.1	—	14.2	—	760.3
Deferred income taxes and other liabilities	1,106.6	—	—	(717.0)	389.6

Total liabilities	4,185.4	0.3	346.3	(2,872.2)	1,659.8
Total stockholders’ equity	512.1	225.1	695.8	(914.8)	518.2

Total liabilities and stockholders’ equity	$4,697.5	$225.4	$1,042.1	$(3,787.0)	$2,178.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED BALANCE SHEET

December 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:
Cash and equivalents	$(28.3)	$(4.3)	$62.2	$—	$29.6
Trade and other receivables	258.6	3.7	274.4	—	536.7
Inventories	221.7	38.2	103.3	(31.1)	332.1
Other current assets	814.1	1,028.4	51.7	(1,864.8)	29.4

Total current assets	1,266.1	1,066.0	491.6	(1,895.9)	927.8
Property, plant and equipment, net	172.1	86.3	109.9	(70.1)	298.2
Goodwill, net	10.7	321.0	—	—	331.7
Other intangibles, net	26.9	350.2	5.6	—	382.7
Other assets	1,296.1	22.3	300.8	(1,553.5)	65.7

Total assets	$2,771.9	$1,845.8	$907.9	$(3,519.5)	$2,006.1

Liabilities:
Notes payable and current maturities of long-term debt	$32.8	$0.1	$19.2	$—	$52.1
Accounts payable, accrued expenses and income taxes	279.6	24.5	71.3	—	375.4
Deferred income taxes and other current liabilities	852.5	539.4	104.8	(1,424.2)	72.5

Total current liabilities	1,164.9	564.0	195.3	(1,424.2)	500.0
Long-term debt, less current maturities	795.9	—	55.9	—	851.8
Deferred income taxes and other liabilities	473.5	581.0	41.7	(785.8)	310.4

Total liabilities	2,434.3	1,145.0	292.9	(2,210.0)	1,662.2
Total stockholders’ equity	337.6	700.8	615.0	(1,309.5)	343.9

Total liabilities and stockholders’ equity	$2,771.9	$1,845.8	$907.9	$(3,519.5)	$2,006.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Year ended December 31, 2001

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$1,521.0	$365.2	$1,034.9	$(937.1)	$1,984.0
Operating costs and expenses:
Cost of sales	1,035.6	217.4	742.1	(936.7)	1,058.4
Selling, general and administrative	283.0	42.3	171.6	—	496.9
Research and development	118.4	66.9	4.3	—	189.6
Restructure credit	(0.5)	—	—	—	(0.5)

Operating income	84.5	38.6	116.9	(0.4)	239.6
Non-operating (income) expense	(76.6)	12.8	(0.2)	98.6	34.6

Earnings before income taxes and accounting change	161.1	25.8	117.1	(99.0)	205.0
Income taxes	19.4	8.0	36.3	(0.2)	63.5

Earnings (loss) before accounting change	141.7	17.8	80.8	(98.8)	141.5
Cumulative effect of accounting change net of income taxes	3.1	—	—	—	3.1

Net earnings	$138.6	$17.8	$80.8	$(98.8)	$138.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Year ended December 31, 2000

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$1,414.8	$360.0	$998.9	$(886.8)	$1,886.9
Operating costs and expenses:
Cost of sales	953.7	210.3	727.3	(895.7)	995.6
Selling, general and administrative	258.5	45.7	171.7	0.2	476.1
Research and development	113.3	67.7	4.0	—	185.0
Restructure credit	(2.4)	—	—	—	(2.4)

Operating income	91.7	36.3	95.9	8.7	232.6
Non-operating (income) expense	(42.4)	13.1	(7.0)	87.0	50.7

Earnings before income taxes	134.1	23.2	102.9	(78.3)	181.9
Income taxes	14.6	7.2	31.9	2.7	56.4

Net earnings	$119.5	$16.0	$71.0	$(81.0)	$125.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Year ended December 31, 1999

		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$1,179.9	$443.4	$991.0	$(805.6)	$1,808.7
Operating costs and expenses:
Cost of sales	823.9	228.9	692.3	(803.0)	942.1
Selling, general and administrative	231.6	54.2	196.5	(5.4)	476.9
Research and development	96.3	73.1	4.0	—	173.4
Restructure credit	(0.2)	—	—	—	(0.2)

Operating income	28.3	87.2	98.2	2.8	216.5
Non-operating (income) expense	(99.1)	3.5	(3.0)	160.4	61.8

Earnings before income taxes	127.4	83.7	101.2	(157.6)	154.7
Income taxes	24.3	5.4	19.0	—	48.7

Net earnings	$103.1	$78.3	$82.2	$(157.6)	$106.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, 2001

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided by operating activities	$176.8	$1.3	$98.5	$276.6

Cash flows from investing activities
Additions to property, plant and equipment	(106.9)	(0.1)	(68.0)	(175.0)
Proceeds from disposal of property, plant and equipment	0.4	—	2.4	2.8
Proceeds from sale of certain clinical chemistry assets	—	—	0.9	0.9
Payment for acquisitions	(6.7)	—	—	(6.7)

Net cash used by investing activities	(113.2)	(0.1)	(64.7)	(178.0)

Cash flows from financing activities
Dividends to stockholders	(20.7)	—	—	(20.7)
Proceeds from issuance of stock	39.0	—	—	39.0
Net notes payable reductions	(28.8)	—	(5.5)	(34.3)
Net intercompany borrowings (reductions)	6.9	—	(6.9)	—
Long-term debt reductions, net	(58.5)	—	(15.1)	(73.6)
Debt acquisition costs	(1.9)	—	—	(1.9)

Net cash used by financing activities	(64.0)	—	(27.5)	(91.5)

Effect of exchange rates on cash and equivalents	(0.7)	—	—	(0.7)

(Decrease) increase in cash and equivalents	(1.1)	1.2	6.3	6.4
Cash and equivalents — beginning of year	(28.3)	(4.3)	62.2	29.6

Cash and equivalents — end of year	$(29.4)	$(3.1)	$68.5	$36.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, 2000

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided (used) by operating activities	$126.7	$(7.6)	$90.0	$209.1

Cash flows from investing activities
Additions to property, plant and equipment	(78.1)	(8.7)	(54.5)	(141.3)
Proceeds from disposal of property, plant and equipment	—	2.3	17.1	19.4
Proceeds from sale of certain clinical chemistry assets	—	—	15.4	15.4
Purchase of investments	(6.2)	—	(0.7)	(6.9)

Net cash used by investing activities	(84.3)	(6.4)	(22.7)	(113.4)

Cash flows from financing activities
Dividends to stockholders	(19.3)	—	—	(19.3)
Proceeds from issuance of stock	35.9	—	—	35.9
Net notes payable borrowings (reductions)	29.0	(0.8)	(23.5)	4.7
Net intercompany (reductions) borrowings	(6.2)	6.9	(0.7)	—
Long-term debt reductions	(104.8)	(0.1)	(13.5)	(118.4)

Net cash (used) provided by financing activities	(65.4)	6.0	(37.7)	(97.1)
Effect of exchange rates on cash and equivalents	—	—	(3.4)	(3.4)

(Decrease) increase in cash and equivalents	(23.0)	(8.0)	26.2	(4.8)
Cash and equivalents — beginning of year	(5.3)	3.7	36.0	34.4

Cash and equivalents — end of year	$(28.3)	$(4.3)	$62.2	$29.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Year ended December 31, 1999

			Non-
		Guarantor	Guarantor
	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided (used) by operating activities	$227.8	$(104.7)	$89.5	$212.6

Cash flows from investing activities
Additions to property, plant and equipment	(58.4)	(5.0)	(71.5)	(134.9)
Proceeds from disposal of property, plant and equipment	—	—	16.3	16.3

Net cash used by investing activities	(58.4)	(5.0)	(55.2)	(118.6)

Cash flows from financing activities
Dividends to stockholders	(18.4)	—	—	(18.4)
Proceeds from issuance of stock	24.6	—	—	24.6
Net notes payable reductions	(13.4)	—	(58.7)	(72.1)
Net intercompany (reductions) borrowings	(133.1)	115.3	17.8	—
Long-term debt (reductions) borrowings	(38.6)	(1.8)	22.1	(18.3)

Net cash (used) provided by financing activities	(178.9)	113.5	(18.8)	(84.2)
Effect of exchange rates on cash and equivalents	—	—	(0.1)	(0.1)

(Decrease) increase in cash and equivalents	(9.5)	3.8	15.4	9.7
Cash and equivalents — beginning of year	4.2	(0.1)	20.6	24.7

Cash and equivalents — end of year	$(5.3)	$3.7	$36.0	$34.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.     Quarterly Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year

	2001	2000	2001	2000	2001	2000	2001	2000	2001	2000

	Tabular dollar amounts in millions, except amounts per share
Sales	$432.7	$434.4	$496.4	$469.4	$476.6	$457.8	$578.3	$525.3	$1,984.0	$1,886.9
Cost of sales	230.9	231.5	263.8	245.8	258.8	243.2	304.9	275.1	1,058.4	995.6

Gross profit	201.8	202.9	232.6	223.6	217.8	214.6	273.4	250.2	925.6	891.3

Selling, general and administrative	110.3	115.2	120.9	117.4	121.2	116.4	144.5	127.1	496.9	476.1
Research and development	42.2	40.9	47.3	45.8	45.9	43.3	54.2	55.0	189.6	185.0
Restructure credit	—	—	—	—	—	—	(0.5)	(2.4)	(0.5)	(2.4)

Operating income	49.3	46.8	64.4	60.4	50.7	54.9	75.2	70.5	239.6	232.6

Non-operating expense	15.4	16.4	11.1	13.4	2.9	12.7	5.2	8.2	34.6	50.7

Earnings before income taxes and accounting change(1)	33.9	30.4	53.3	47.0	47.8	42.2	70.0	62.3	205.0	181.9
Income taxes	10.5	9.4	16.5	14.6	14.8	13.1	21.7	19.3	63.5	56.4

Earnings before accounting change, after taxes(1)	23.4	21.0	36.8	32.4	33.0	29.1	48.3	43.0	141.5	125.5
Cumulative effect of accounting change, net of income taxes	3.1	—	—	—	—	—	—	—	3.1	—

Net earnings	$20.3	$21.0	$36.8	$32.4	$33.0	$29.1	$48.3	$43.0	$138.4	$125.5

Basic earnings per share before accounting change(1)	$0.39	$0.36	$0.61	$0.55	$0.54	$0.49	$0.79	$0.72	$2.34	$2.13
Diluted earnings per share before accounting change(1)	$0.37	$0.35	$0.58	$0.53	$0.52	$0.46	$0.75	$0.69	$2.21	$2.03
Diluted earnings per share	$0.32	$0.35	$0.58	$0.53	$0.52	$0.46	$0.75	$0.69	$2.16	$2.03
Dividends per share	$0.085	$0.080	$0.085	$0.080	$0.085	$0.080	$0.085	$0.085	$0.340	$0.325
Stock price —
High	$41.81	$32.10	$41.47	$32.44	$47.01	$40.84	$45.25	$41.94	$47.01	$41.94
Stock price —
Low	$34.50	$23.66	$35.55	$28.81	$39.70	$28.94	$39.70	$33.91	$34.50	$23.66

(1)	Excludes a one-time cumulative effect of a change in accounting principle in 2001 related to the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The result was a $3.1 million net-of-tax charge.

PART III

      Directors — the information with respect to directors required by this Item is incorporated herein by reference to those parts of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 4, 2002 entitled “ELECTION OF DIRECTORS” and “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS.”

      Executive Officers — The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11.     Executive Compensation

      The information with respect to executive compensation required by this item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 4, 2002 entitled “EXECUTIVE COMPENSATION”, excluding those sections entitled “ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “PERFORMANCE GRAPH”.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information with respect to security ownership required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 4, 2002 entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.     Certain Relationships and Related Transactions

      The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 4, 2002 entitled “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS, Compensation Committee Interlocks and Insider Participation.”

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1), (a)(2) Financial Statements and Financial Statement Schedules. See Part II of this document.

(a)(3) Exhibits

        * Management contracts and compensatory plans or arrangements are identified by asterisk.

2.1	Stock Purchase Agreement among Coulter Corporation, The Stockholders of Coulter Corporation and Beckman Coulter, dated as of August 29, 1997 (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Report on Form 8-K dated November 13, 1997, File No. 001-10109). (Note: Confidential treatment has been obtained for portions of this document).
3.1	Amended and Restated By-Laws of Beckman Coulter, as of June 7, 2001 (incorporated by reference to Exhibit 3.0 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
3.2	Fifth Restated Certificate of Incorporation dated April 24, 2000 (incorporated by reference to Exhibit 3.1 of the Company’s submission on Form S-3 filed with the Securities and Exchange Commission on May 5, 2000, File No. 333-02317).
4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).

4.2	Rights Agreement between Beckman Coulter and Morgan Shareholder Services Trust Company, as Rights Agent, dated as of March 28, 1989 (incorporated by reference to Exhibit 4 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1989, File No. 001-10109).
4.3	First amendment to the Rights Agreement dated as of March 28, 1989 between Beckman Coulter and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, dated as of June 24, 1992 (incorporated by reference to Exhibit 1 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1992, File No. 001-10109).
4.4	Senior Indenture between Beckman Coulter and The First National Bank of Chicago as Trustee, dated as of May 15, 1996, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
4.5	7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
4.6	Amendment 1998-1 to Beckman Coulter’s Employees’ Stock Purchase Plan dated December 9, 1998 (incorporated by reference to Exhibit 4.6 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-10109).
4.7	Stockholder Protection Rights Agreement dated as of February 4, 1999 (incorporated by reference to Exhibit 4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 8, 1999, File No. 995-23266).
4.8	Indenture dated as of March 4, 1998 by and between Beckman Coulter, The First National Bank of Chicago, as trustee, and Beckman Instruments (Naguabo) Inc., SmithKline Diagnostics, Inc., Hybritech Incorporated, Coulter Leasing Corporation and Coulter Corporation (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 17, 1998, File No. 333-50409).
4.9	Supplemental Indenture No. 1, dated as of March 6, 1998, between Beckman Instruments, Inc. and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.13 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).
4.10	Supplemental Indenture No. 2, dated as of March 6, 1998, among Beckman Instruments (Naguabo) Inc., Hybritech Incorporated, SmithKline Diagnostics, Inc., Coulter Corporation, Coulter Leasing Corporation, Beckman Instruments, Inc., and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.14 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).
4.11	Senior Indenture between Beckman Coulter, Inc. and Citibank N.A. as Trustee dated April 25, 2001 (incorporated by reference to Exhibit 4.1 to the submission on Form S-3/ A filed with the Securities and Exchange Commission on April 26, 2001, File No. 333-58968).
4.12	First Supplemental Indenture dated as of November 19, 2001 among Beckman Coulter as Issuer, Coulter Corporation and Hybritech Incorporated as Guarantors, and Citbank N.A. as Trustee.
10.1	Credit Agreement dated as of October 31, 1997 among the Company as Borrower, the Initial Lenders and the Initial Issuing Banks named therein, and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

10.2	Guaranty dated as of October 31, 1997 made by each Guarantor Subsidiary (as defined in the Credit Agreement, Exhibit 10.1 herein) of Beckman Coulter, in favor of the Lender Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
10.3	Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998. (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1998, File No. 001-10109).
10.4	Benefit Equity Amended and Restated Trust Agreement between Beckman Coulter and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1997, File No. 001-10109).
*10.5	Beckman Coulter’s Annual Incentive Plan for 1997, adopted by Beckman Coulter in 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).
*10.6	Beckman Coulter’s Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997 (incorporated by reference to Exhibit 10 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1997, File No. 001-10109).
*10.7	Amendment to Beckman Coulter’s Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed January 13, 1998, Registration No. 333-24851).
*10.8	Beckman Coulter’s Incentive Compensation Plan, as amended by the Beckman Coulter’s Board of Directors on October 26, 1988 and as amended and restated by Beckman Coulter’s Board of Directors on March 28, 1989 (incorporated by reference to Exhibit 10.16 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).
*10.9	Amendment to Beckman Coulter’s Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form S-8 Registration statement, filed January 13, 1998, Registration No. 33-31573).
*10.10	Restricted Stock Agreement and Election (Cycle Three — Economic Value Added Incentive Plan), adopted by Beckman Coulter in 1996 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No. 001-10109).
*10.11	Form of Restricted Stock Agreement, dated as of January 3, 1997, between Beckman Coulter and certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).
*10.12	Beckman Coulter’s Supplemental Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1990, File No. 001-10109).
*10.13	Amendment 1995-1 to Beckman Coulter’s Supplemental Pension Plan, adopted by Beckman Coulter in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

*10.14	Amendment 1996-1 to Beckman Coulter’s Supplemental Pension Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).
*10.15	Stock Option Plan for Non-Employee Directors, amended and restated effective as of August 7, 1997, (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).
*10.16	Agreement Regarding Retirement Benefits of Albert Ziegler, dated June 16, 1995, between Beckman Coulter and Albert Ziegler (incorporated by reference to exhibit 10.22 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-10109).
*10.17	Agreement Regarding Retirement Benefits of Fidencio M. Mares, adopted and dated April 30, 1996, between Beckman Coulter and Fidencio M. Mares (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
10.18	Amendment 1997-1 to Beckman Coulter’s Employees’ Stock Purchase Plan, adopted effective January 1, 1998 and dated October 20, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
*10.19	Beckman Coulter’s Amended and Restated Deferred Directors’ Fee Program, amended as of June 5, 1997 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
*10.20	Amendment 1997-2 to Beckman Coulter’s Supplemental Pension Plan, adopted as of October 31, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
*10.21	Form of Restricted Stock Award Agreement between Beckman Coulter and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).
*10.22	Form of Stock Option Grant for non-employee Directors (incorporated by reference to Exhibit 4.3 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).
*10.23	Beckman Coulter’s Employees’ Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995, File No. 33-65155 (incorporated by reference to Exhibit 10.29 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).
*10.24	Beckman Coulter’s Option Gain Deferral Program, dated January 14, 1998 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-24851).
*10.25	Form of Coulter’s Special Incentive Plan and Sharing Bonus Plan, assumed by Beckman Coulter October 31, 1997 (incorporated by reference to Exhibit 10.38 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).
10.26	Distribution Agreement, dated as of April 11, 1989, among SmithKline Beckman Corporation Beckman Coulter, and Allergan, Inc. (incorporated by reference to Exhibit 3 of SmithKline Beckman Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).

10.27	Amendment to the Distribution Agreement effective as of June 1, 1989, among SmithKline Beckman Corporation, Beckman Coulter and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-28853).
10.28	Cross-Indemnification Agreement between Beckman Coulter and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).
10.29	Amendment No. 1, dated April 3, 1998, to the Credit Agreement by and among Beckman Coulter, as borrower, the Initial Lenders and the Issuing Banks named therein, and Citicorp USA, Inc. as Agent dated October 31, 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
*10.30	Amendment No. 1998-1, adopted and effective as of April 2, 1998, to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
*10.31	1998 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
10.32	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.5 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.33	Lease Agreement made as of June 25, 1998, between Beckman Coulter, Inc., and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.6 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.34	Lease Agreement made as of June 25, 1998, between Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.7 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.35	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.8 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.36	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.9 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.37	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc. and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.10 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.38	Lease Modification Agreement made as of June 25, 1998, among Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.11 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.39	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.12 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.40	Guaranty of Lease, executed as of June 25, 1998, by Beckman Coulter, Inc. for the benefit of Cardbeck Miami Trust (incorporated by reference to Exhibit 2.13 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
*10.41	Beckman Coulter’s Amended and Restated Executive Deferred Compensation Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69249).
*10.42	Beckman Coulter’s Amended and Restated Executive Restoration Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69251).
*10.43	Beckman Coulter’s Amended and Restated Savings Plan dated December 24, 1998, effective as of September 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 10, 1999, Registration No. 333-72081).
*10.44	Amendment 1998-1, adopted and effective as of April 2, 1998 to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-10109).
*10.45	1999 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).
*10.46	Amendment 1999-1, adopted October 22, 1999 and effective as of September 1, 1998, to the Beckman Coulter, Inc. Executive Restoration Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).
*10.47	Amendment 1999-2, adopted November 23, 1999, to the Beckman Coulter, Inc. 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
*10.48	Amendment 1999-1, adopted December 20, 1999, to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.52 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
*10.49	Change of Control Agreement between Beckman Coulter, Inc. and John P. Wareham, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.53 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
*10.50	2000 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2000, File No. 001-10109).
*10.51	Beckman Coulter, Inc. Savings Plan, Amendment 2000-1, dated June 5, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2000, File No. 001-10109).
*10.52	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.53	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-2, dated October 19, 2000 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).

*10.54	Beckman Coulter, Inc. Executive Restoration Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.55	Form of Change in Control Agreement, dated as of January 1, 2001, between Beckman Coulter, certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.55 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.56	Amendment 2000-2 adopted December 21, 2000 to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.56 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.57	Executive Retention Incentive Program Summary (February 2001) (incorporated by reference to Exhibit 10.57 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.58	Amendment Number 2001-1 to the Beckman Coulter, Inc. Supplemental Pension Plan, adopted June 29, 2001 and effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
*10.59	2001 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
*10.60	Amendment Number 2001-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 1, 2001 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
*10.61	Amendment Number 2001-1 to the Beckman Coulter, Inc. Employees’ Stock Purchase Plan, adopted September 25, 2001 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
*10.62	Addendum to the Agreement Regarding Retirement Benefits of Fidencio M. Mares, dated August 10, 2001 (incorporated by reference to Exhibit 10.5 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
*10.63	Addendum to the Agreement Regarding Retirement Benefits of Albert Ziegler, dated August 20, 2001 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
11.	Statement regarding computation of per share earnings (incorporated by reference to the discussions of “Earnings Per Share‘ located in Note 13 of the Consolidated Financial Statements for the year ended December 31, 2001 included in Item 8 of this report).
21	Significant Subsidiaries
23	Consent of KPMG LLP
99.1	II. Valuation and Qualifying Accounts

(b) Reports on Form 8-K During Fourth Quarter ended December 31, 2001.

      The following reports on Form 8-K were filed since September 30, 2001:

Other Events (Form of Underwriting Agreement and Form of Supplemental Indenture) filed November 14, 2001

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

Signature	Title	Date

/s/ JOHN P. WAREHAM John P. Wareham	Chairman of the Board, President and Chief Executive Officer	February 6, 2002

/s/ AMIN I. KHALIFA Amin I. Khalifa	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 6, 2002

/s/ JAMES B. GRAY James B. Gray	Director/Controller (Principal Accounting Officer)	February 12, 2002

Hugh K. Coble	Director

/s/ PETER B. DERVAN Peter B. Dervan, Ph.D.	Director	February 7, 2002

Ronald W. Dollens	Director

Signature	Title	Date

/s/ CHARLES A. HAGGERTY Charles A. Haggerty	Director	February 7, 2002

/s/ GAVIN S. HERBERT Gavin S. Herbert	Director	February 7, 2002

Van B. Honeycutt	Director

/s/ WILLIAM N. KELLEY William N. Kelley, M.D.	Director	February 7, 2002

/s/ RISA J. LAVIZZO-MOUREY Risa J. Lavizzo-Mourey, M.D.	Director	February 7, 2002

/s/ C. RODERICK O’NEIL C. Roderick O’Neil	Director	February 7, 2002

/s/ BETTY WOODS Betty Woods	Director	February 7, 2002

INDEX TO EXHIBITS

Exhibit
Number	Description

2.1	Stock Purchase Agreement among Coulter Corporation, The Stockholders of Coulter Corporation and Beckman Coulter, dated as of August 29, 1997 (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Report on Form 8-K dated November 13, 1997, File No. 001-10109). (Note: Confidential treatment has been obtained for portions of this document).
3.1	Amended and Restated By-Laws of Beckman Coulter, as of June 7, 2001 (incorporated by reference to Exhibit 3.0 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
3.2	Fifth Restated Certificate of Incorporation dated April 24, 2000 (incorporated by reference to Exhibit 3.1 of the Company’s submission on Form S-3 filed with the Securities and Exchange Commission on May 5, 2000, File No. 333-02317).
4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).
4.2	Rights Agreement between Beckman Coulter and Morgan Shareholder Services Trust Company, as Rights Agent, dated as of March 28, 1989 (incorporated by reference to Exhibit 4 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1989, File No. 001-10109).
4.3	First amendment to the Rights Agreement dated as of March 28, 1989 between Beckman Coulter and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, dated as of June 24, 1992 (incorporated by reference to Exhibit 1 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1992, File No. 001-10109).
4.4	Senior Indenture between Beckman Coulter and The First National Bank of Chicago as Trustee, dated as of May 15, 1996, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
4.5	7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
4.6	Amendment 1998-1 to Beckman Coulter’s Employees’ Stock Purchase Plan dated December 9, 1998 (incorporated by reference to Exhibit 4.6 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-10109).
4.7	Stockholder Protection Rights Agreement dated as of February 4, 1999 (incorporated by reference to Exhibit 4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 8, 1999, File No. 995-23266).
4.8	Indenture dated as of March 4, 1998 by and between Beckman Coulter, The First National Bank of Chicago, as trustee, and Beckman Instruments (Naguabo) Inc., SmithKline Diagnostics, Inc., Hybritech Incorporated, Coulter Leasing Corporation and Coulter Corporation (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 17, 1998, File No. 333-50409).
4.9	Supplemental Indenture No. 1, dated as of March 6, 1998, between Beckman Instruments, Inc. and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.13 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).

Exhibit
Number	Description

4.10	Supplemental Indenture No. 2, dated as of March 6, 1998, among Beckman Instruments (Naguabo) Inc., Hybritech Incorporated, SmithKline Diagnostics, Inc., Coulter Corporation, Coulter Leasing Corporation, Beckman Instruments, Inc., and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.14 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).
4.11	Senior Indenture between Beckman Coulter, Inc. and Citibank N.A. as Trustee dated April 25, 2001 (incorporated by reference to Exhibit 4.1 to the submission on Form S-3/ A filed with the Securities and Exchange Commission on April 26, 2001, File No. 333-58968).
4.12	First Supplemental Indenture dated as of November 19, 2001 among Beckman Coulter as Issuer, Coulter Corporation and Hybritech Incorporated as Guarantors, and Citbank N.A. as Trustee.
10.1	Credit Agreement dated as of October 31, 1997 among the Company as Borrower, the Initial Lenders and the Initial Issuing Banks named therein, and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
10.2	Guaranty dated as of October 31, 1997 made by each Guarantor Subsidiary (as defined in the Credit Agreement, Exhibit 10.1 herein) of Beckman Coulter, in favor of the Lender Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
10.3	Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998. (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1998, File No. 001-10109).
10.4	Benefit Equity Amended and Restated Trust Agreement between Beckman Coulter and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1997, File No. 001-10109).
*10.5	Beckman Coulter’s Annual Incentive Plan for 1997, adopted by Beckman Coulter in 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).
*10.6	Beckman Coulter’s Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997 (incorporated by reference to Exhibit 10 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1997, File No. 001-10109).
*10.7	Amendment to Beckman Coulter’s Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed January 13, 1998, Registration No. 333-24851).
*10.8	Beckman Coulter’s Incentive Compensation Plan, as amended by the Beckman Coulter’s Board of Directors on October 26, 1988 and as amended and restated by Beckman Coulter’s Board of Directors on March 28, 1989 (incorporated by reference to Exhibit 10.16 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).
*10.9	Amendment to Beckman Coulter’s Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form S-8 Registration statement, filed January 13, 1998, Registration No. 33-31573).

Exhibit
Number	Description

*10.10	Restricted Stock Agreement and Election (Cycle Three — Economic Value Added Incentive Plan), adopted by Beckman Coulter in 1996 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No. 001-10109).
*10.11	Form of Restricted Stock Agreement, dated as of January 3, 1997, between Beckman Coulter and certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).
*10.12	Beckman Coulter’s Supplemental Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1990, File No. 001-10109).
*10.13	Amendment 1995-1 to Beckman Coulter’s Supplemental Pension Plan, adopted by Beckman Coulter in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).
*10.14	Amendment 1996-1 to Beckman Coulter’s Supplemental Pension Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).
*10.15	Stock Option Plan for Non-Employee Directors, amended and restated effective as of August 7, 1997, (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).
*10.16	Agreement Regarding Retirement Benefits of Albert Ziegler, dated June 16, 1995, between Beckman Coulter and Albert Ziegler (incorporated by reference to exhibit 10.22 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-10109).
*10.17	Agreement Regarding Retirement Benefits of Fidencio M. Mares, adopted and dated April 30, 1996, between Beckman Coulter and Fidencio M. Mares (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
10.18	Amendment 1997-1 to Beckman Coulter’s Employees’ Stock Purchase Plan, adopted effective January 1, 1998 and dated October 20, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
*10.19	Beckman Coulter’s Amended and Restated Deferred Directors’ Fee Program, amended as of June 5, 1997 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
*10.20	Amendment 1997-2 to Beckman Coulter’s Supplemental Pension Plan, adopted as of October 31, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
*10.21	Form of Restricted Stock Award Agreement between Beckman Coulter and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).
*10.22	Form of Stock Option Grant for non-employee Directors (incorporated by reference to Exhibit 4.3 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

Exhibit
Number	Description

*10.23	Beckman Coulter’s Employees’ Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995, File No. 33-65155 (incorporated by reference to Exhibit 10.29 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).
*10.24	Beckman Coulter’s Option Gain Deferral Program, dated January 14, 1998 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-24851).
*10.25	Form of Coulter’s Special Incentive Plan and Sharing Bonus Plan, assumed by Beckman Coulter October 31, 1997 (incorporated by reference to Exhibit 10.38 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).
10.26	Distribution Agreement, dated as of April 11, 1989, among SmithKline Beckman Corporation Beckman Coulter, and Allergan, Inc. (incorporated by reference to Exhibit 3 of SmithKline Beckman Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).
10.27	Amendment to the Distribution Agreement effective as of June 1, 1989, among SmithKline Beckman Corporation, Beckman Coulter and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-28853).
10.28	Cross-Indemnification Agreement between Beckman Coulter and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).
10.29	Amendment No. 1, dated April 3, 1998, to the Credit Agreement by and among Beckman Coulter, as borrower, the Initial Lenders and the Issuing Banks named therein, and Citicorp USA, Inc. as Agent dated October 31, 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
*10.30	Amendment No. 1998-1, adopted and effective as of April 2, 1998, to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
*10.31	1998 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
10.32	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.5 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.33	Lease Agreement made as of June 25, 1998, between Beckman Coulter, Inc., and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.6 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.34	Lease Agreement made as of June 25, 1998, between Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.7 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.35	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.8 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

Exhibit
Number	Description

10.36	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.9 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.37	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc. and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.10 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.38	Lease Modification Agreement made as of June 25, 1998, among Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.11 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.39	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.12 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.40	Guaranty of Lease, executed as of June 25, 1998, by Beckman Coulter, Inc. for the benefit of Cardbeck Miami Trust (incorporated by reference to Exhibit 2.13 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
*10.41	Beckman Coulter’s Amended and Restated Executive Deferred Compensation Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69249).
*10.42	Beckman Coulter’s Amended and Restated Executive Restoration Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69251).
*10.43	Beckman Coulter’s Amended and Restated Savings Plan dated December 24, 1998, effective as of September 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 10, 1999, Registration No. 333-72081).
*10.44	Amendment 1998-1, adopted and effective as of April 2, 1998 to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-10109).
*10.45	1999 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).
*10.46	Amendment 1999-1, adopted October 22, 1999 and effective as of September 1, 1998, to the Beckman Coulter, Inc. Executive Restoration Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).
*10.47	Amendment 1999-2, adopted November 23, 1999, to the Beckman Coulter, Inc. 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
*10.48	Amendment 1999-1, adopted December 20, 1999, to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.52 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).

Exhibit
Number	Description

*10.49	Change of Control Agreement between Beckman Coulter, Inc. and John P. Wareham, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.53 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
*10.50	2000 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2000, File No. 001-10109).
*10.51	Beckman Coulter, Inc. Savings Plan, Amendment 2000-1, dated June 5, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2000, File No. 001-10109).
*10.52	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.53	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-2, dated October 19, 2000 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.54	Beckman Coulter, Inc. Executive Restoration Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.55	Form of Change in Control Agreement, dated as of January 1, 2001, between Beckman Coulter, certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.55 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.56	Amendment 2000-2 adopted December 21, 2000 to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.56 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.57	Executive Retention Incentive Program Summary (February 2001) (incorporated by reference to Exhibit 10.57 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.58	Amendment Number 2001-1 to the Beckman Coulter, Inc. Supplemental Pension Plan, adopted June 29, 2001 and effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
*10.59	2001 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
*10.60	Amendment Number 2001-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 1, 2001 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
*10.61	Amendment Number 2001-1 to the Beckman Coulter, Inc. Employees’ Stock Purchase Plan, adopted September 25, 2001 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
*10.62	Addendum to the Agreement Regarding Retirement Benefits of Fidencio M. Mares, dated August 10, 2001 (incorporated by reference to Exhibit 10.5 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).

Exhibit
Number	Description

*10.63	Addendum to the Agreement Regarding Retirement Benefits of Albert Ziegler, dated August 20, 2001 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No 001-10109).
11.	Statement regarding computation of per share earnings (incorporated by reference to the discussions of “Earnings Per Share‘ located in Note 13 of the Consolidated Financial Statements for the year ended December 31, 2001 included in Item 8 of this report).
21	Significant Subsidiaries
23	Consent of KPMG LLP
99.1	II. Valuation and Qualifying Accounts