Form 10-Q
period 2002-03-31
BECKMAN COULTER INC
filed 2002-05-10
CIK 840467

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

(Mark One)

          Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

OR

          Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-10109

BECKMAN COULTER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	95-104-0600 (I.R.S. Employer Identification No.)

4300 N. Harbor Boulevard, Fullerton, California (Address of principal executive offices)	92834-3100 (Zip Code)

(714) 871-4848
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes         No   .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Outstanding shares of common stock, $0.10 par value, as of April 26, 2002: 61,754,123 shares.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations for the three month periods ended March 31, 2002 and 2001

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001

Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2002 and 2001

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
Unaudited

	Three Months Ended
	March 31,

	2002	2001

Sales	$446.7	$432.7

Cost of sales	239.8	230.9

Gross profit	206.9	201.8

Operating costs and expenses:

Selling, general and administrative	116.0	110.3

Research and development	41.9	42.2

Total operating costs and expenses	157.9	152.5

Operating income	49.0	49.3

Non-operating (income)and expense:

Interest income	(2.2)	(2.5)

Interest expense	11.8	16.4

Other, net	(0.6)	1.5

Total non-operating expense	9.0	15.4

Earnings before income taxes and accounting change	40.0	33.9

Income taxes	12.0	10.5

Earnings before accounting change	28.0	23.4

Cumulative effect of accounting change, net of income taxes of $1.8	—	3.1

Net earnings	$28.0	$20.3

Basic earnings per share:

Before accounting change	$0.46	$0.39

Cumulative effect of accounting change	—	(0.05)

	$0.46	$0.34

Diluted earnings per share:

Before accounting change	$0.43	$0.37

Cumulative effect of accounting change	—	(0.05)

	$0.43	$0.32

Weighted average number of shares outstanding (in thousands):

Basic	61,451	59,998

Diluted	65,425	63,346

Dividends declared per share	$0.085	$0.085

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Millions, Except Amounts per Share)

	March 31,	December 31,

	2002	2001

	unaudited
Assets

Current assets:

Cash and equivalents	$34.5	$36.0

Trade and other receivables	518.8	564.6

Inventories	400.4	366.1

Other current assets	70.3	68.9

Total current assets	1,024.0	1,035.6

Property, plant and equipment, net	352.5	347.4

Goodwill	355.3	335.6

Other intangibles, net	351.1	382.1

Other assets	77.1	77.3

Total assets	$2,160.0	$2,178.0

Liabilities and Stockholders’ Equity

Current liabilities:

Notes payable and current maturities of long-term debt	$217.1	$55.0

Accounts payable, accrued expenses and other liabilities	353.6	384.3

Income taxes	66.0	70.6

Total current liabilities	636.7	509.9

Long-term debt, less current maturities	595.9	760.3

Other liabilities	379.1	389.6

Total liabilities	1,611.7	1,659.8

Stockholders’ equity:

Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—

Common stock, $0.10 par value; authorized 150.0 shares; shares issued and outstanding 61.6 and 61.2 at March 31, 2002 and December 31, 2001, respectively	6.1	6.1

Additional paid-in capital	228.3	216.5

Retained earnings	366.7	344.0

Accumulated other comprehensive income (loss):

Cumulative foreign currency translation adjustment	(62.8)	(57.2)

Derivatives qualifying as hedges	10.0	8.8

Total stockholders’ equity	548.3	518.2

Total liabilities and stockholders’ equity	$2,160.0	$2,178.0

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
Unaudited

	Three Months Ended
	March 31,

	2002	2001

Cash Flows from Operating Activities

Net earnings	$28.0	$20.3

Adjustments to reconcile net earnings to net cash provided by operating activities

Depreciation and amortization	29.0	33.3

Cumulative effect of accounting change, net of tax	—	3.1

Loss on disposal of property, plant and equipment	0.5	—

Net deferred income taxes	0.6	0.5

Changes in assets and liabilities:

Trade and other receivables	49.6	28.6

Inventories	(32.2)	(24.4)

Accounts payable, accrued expenses and other liabilities	(32.4)	(36.7)

Income taxes payable	(0.7)	6.3

Other	(14.2)	14.2

Net cash provided by operating activities	28.2	45.2

Cash Flows from Investing Activities

Additions to property, plant and equipment	(37.1)	(39.8)

Proceeds from sale of property, plant and equipment	—	0.5

Proceeds from sale of certain clinical chemistry assets	—	0.2

Payment for acquisition	(1.8)	—

Net cash used by investing activities	(38.9)	(39.1)

Cash Flows from Financing Activities

Dividends to stockholders	(5.3)	(5.1)

Proceeds from issuance of stock	8.0	9.2

Proceeds from stock purchase plan	3.2	3.1

Notes payable borrowings (reductions), net	5.5	(26.7)

Long-term debt reductions	(1.0)	(1.4)

Long-term debt borrowings	—	7.9

Net cash provided (used) by financing activities	10.4	(13.0)

Effect of exchange rates on cash and equivalents	(1.2)	(0.2)

Decrease in cash and equivalents	(1.5)	(7.1)

Cash and equivalents – beginning of period	36.0	29.6

Cash and equivalents — end of period	$34.5	$22.5

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for:

Interest	$11.4	$16.9

Income taxes	$12.8	$4.1

Non-cash investing and financing activities:

Acquisition of equipment under capital lease	$1.1	$1.3

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
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

The financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company’s results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

Revenues, expenses, assets and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.     Recent Accounting Developments

Goodwill and Other Intangible Assets

Pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), the Company was required to reclassify certain “other intangible assets” (“intangible assets” or “intangibles”) to goodwill on January 1, 2002 that do not meet the definition of an identifiable intangible asset under SFAS 141. Accordingly, on January 1, 2002, $28.1 million of intangible assets were reclassified to goodwill. Additionally, a $9.9 million deferred tax liability associated with a portion of the reclassified intangible assets was reversed to goodwill.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but rather be tested at least annually for impairment. As a result, net earnings for the first quarter of 2001 includes $4.7 million ($3.9 million net-of-tax) of amortization of goodwill and certain other intangible assets that were not recorded during the first quarter of 2002. The following provides the results of the first quarters of 2002 and 2001 on a comparative basis (in millions):

	March 31, 2002	March 31, 2001

Reported net income	$28.0	$20.3

Add back: Goodwill amortization	—	2.8

Add back: Tradename amortization	—	0.6

Add back: Core technology amortization	—	0.5

Adjusted net income	$28.0	$24.2

Basic earnings per share:

Reported net income	$0.46	$0.34

Goodwill amortization	—	0.04

Tradename amortization	—	0.01

Core technology amortization	—	0.01

Adjusted net income	$0.46	$0.40

Diluted earnings per share:

Reported net income	$0.43	$0.32

Goodwill amortization	—	0.04

Tradename amortization	—	0.01

Core technology amortization	—	0.01

Adjusted net income	$0.43	$0.38

The following provides information about our intangible assets (in millions):

	March 31, 2002		December 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:

Technology	$55.8	$(13.7)	$56.0	$(13.3)

Customer contracts	167.1	(28.6)	167.1	(26.9)

Assembled workforce	—	—	28.1	(4.7)

Other	39.2	(8.8)	45.2	(11.2)

	262.1	$(51.1)	296.4	(56.1)

Unamortized intangible assets (in 2002):

Core technology	66.6		81.5	(13.1)

Tradename	73.5		87.5	(14.1)

	140.1		169.0	(27.2)

	$402.2		$465.4	$(83.3)

Recorded goodwill and intangible asset amortization expense for the three months ended March 31, 2002 and 2001 was $2.9 million and $7.5 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $11.8 million, $11.8 million, $11.8 million, $11.7 million and $11.7 million, respectively.

Derivatives and Hedging Activities

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). The adoption of SFAS 133 resulted in a cumulative after-tax reduction to income of $3.1 million (net of income taxes of $1.8 million) during the first quarter of 2001.

3. Derivatives

The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company’s objectives for holding derivatives are to minimize risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no underlying exposures. The following discusses in more detail the Company’s foreign currency and interest rate exposures and related derivative instruments.

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

The Company’s foreign currency swap contract to hedge a net investment in a foreign currency has been designated as a net investment hedge. At March 31, 2002, a $1.3 million gain associated with this foreign currency swap contract was included in accumulated other comprehensive income (i.e., accumulated foreign currency translation adjustment).

Prior to the adoption of Derivatives Implementation Issue G20 during the quarter ended September 30, 2001, changes in time value were excluded from the assessment of hedge effectiveness for options designated as cash flow hedges. Hedge ineffectiveness associated with the Company’s cash flow hedges was zero and $0.5 million for the three months ended March 31, 2002 and 2001, respectively. No hedge ineffectiveness was recognized on the Company’s fair value hedges during the three months ended March 31, 2002 and 2001. No fair value or cash flow hedges were discontinued for the three months ended March 31, 2002 and 2001.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)/expense upon the recognition of the hedged transaction. The Company estimates that $8.8 million of the $10.0 million unrealized gain included in other comprehensive income at March 31, 2002 will be reclassified to other non-operating (income)/expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market conditions. The Company has cash flow hedges at March 31, 2002 which settle as far out as March 31, 2004.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

Pursuant to our reverse interest rate swap agreements, as amended, the Company receives an average fixed interest rate of 6.2% and pays a floating interest rate (1.9% at March 31, 2002). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At March 31, 2002, the fair value of the reverse interest rate swaps was $7.0 million and is included in other assets. An offsetting $7.0 million credit is included in long-term debt as a fair value adjustment.

4.     Comprehensive Income

The Company’s components of comprehensive income include net earnings, foreign currency translation adjustments and derivatives qualifying as hedges, as follows (in millions):

	Three Months Ended
	March 31,

	2002	2001

Net earnings	$28.0	$20.3

Foreign currency translation adjustment	(5.6)	4.7

Derivatives qualifying as hedges:

Net derivative gains	3.1	10.9

Reclassifications to income	(1.9)	(0.8)

	1.2	10.1

Comprehensive income	$23.6	$35.1

5. Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) before accounting change (in millions, except amounts per share):

	Three Months Ended March 31,

	2002			2001

	Net		Per Share	Earnings Before		Per Share
	Earnings	Shares	Amount	Accounting Change	Shares	Amount

Basic EPS:

Net earnings	$28.0	61.451	$0.46	$23.4	59.998	$0.39

Effect of dilutive stock options	—	3.974	(0.03)	—	3.348	(0.02)

Diluted EPS:

Net earnings	$28.0	65.425	$0.43	$23.4	63.346	$0.37

At March 31, 2002, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS. At March 31, 2001, there were 1.4 million shares relating to the possible exercise of outstanding stock options that were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

6.     Sale of Receivables

During the three months ended March 31, 2002, the Company sold certain sales-type lease receivables as part of the Company’s plan to reduce debt. The net book value of financial assets sold was $19.9 million for which the Company received $20.8 million in cash proceeds. During the three months ended March 31, 2001, the Company sold similar assets with a net book value of $17.4 million for cash proceeds of $18.5 million. The transactions were accounted for as asset sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The sales are subject to certain recourse and servicing provisions, and as such the Company has established reserves for these probable liabilities.

7.     Inventories

Inventories consisted of the following (in millions):

	March 31, 2002	December 31, 2001

Finished products	$275.5	$238.8

Raw materials, parts and assemblies	99.5	104.7

Work in process	25.4	22.6

	$400.4	$366.1

8. Contingencies

In December 1999, Streck Laboratories, Inc. (“Streck”) sued Beckman Coulter, Inc. and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter Inc. and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. Beckman Coulter, Inc., on behalf of itself and Coulter Corporation, denied liability. The trial is currently scheduled for July 2002. The Company believes that there is no reasonable basis to conclude that this litigation could lead to an outcome that would have a material adverse effect on its consolidated results of operations, financial position or liquidity.

In addition to the above matter, the Company is involved in a number of other lawsuits, which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any such lawsuits will have a material adverse effect on its results of operations, financial position or liquidity.

9.     Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. In 2001, the Company’s organization had two reportable segments: (1) clinical diagnostics and (2) life science research. In the first quarter of 2002, the Company formed a third reportable segment, specialty testing. The clinical diagnostics segment encompasses diagnostic applications, principally in hospital laboratories. The life science research segment includes life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. The specialty testing segment focuses on customers in medical centers, reference laboratories and pharmaceutical research organizations who perform clinical trials, conduct disease related research and perform esoteric testing. All corporate activities including financing transactions are captured in a central services “Center”, which is reflected in the tables below. The Company evaluates performance based on profit or loss from operations. Reportable segments are managed separately, since each business requires different technologies and/or products.

Certain prior year amounts included in the following tables have been reclassified to conform to the current year presentation.

(in millions)	For the quarters ended

	March 31,

	2002	2001

Net sales

Clinical diagnostics	$313.9	$302.1

Life science research	90.6	84.7

Specialty testing	42.2	45.9

Center	—	—

Consolidated	$446.7	$432.7

Operating income

Clinical diagnostics	$61.9	$52.6

Life science research	9.5	10.4

Center	(22.4)	(13.7)

Consolidated	$49.0	$49.3

Operating income

Clinical diagnostics	$60.1

Life science research	9.5

Specialty testing	1.8

Center	(22.4)

Consolidated	$49.0

Interest income

Clinical diagnostics	$(1.9)	$(1.0)

Life science research	—	—

Specialty testing	—	—

Center	(0.3)	(1.5)

Consolidated	$(2.2)	$(2.5)

Interest expense

Clinical diagnostics	$—	$—

Life science research	—	—

Specialty testing	—	—

Center	11.8	16.4

Consolidated	$11.8	$16.4

Sales to external customers
Americas	$296.8	$281.6

Europe	105.8	103.0

Asia	44.1	48.1

Consolidated	$446.7	$432.7

	March 31, 2002	December 31, 2001

Long-lived assets

Americas	$1,026.2	$1,031.5

Europe	91.1	93.0

Asia	18.7	17.9

Consolidated	$1,136.0	$1,142.4

	March 31, 2002	December 31, 2001

Total assets

Clinical diagnostics	1,490.4	1,502.0

Life science research	319.7	326.6

Specialty testing	190.9	196.4
Center	159.0	153.0

Consolidated	2,160.0	$2,178.0

Goodwill

Clinical diagnostics	315.9	296.9

Life science research	7.1	7.1

Specialty testing	32.3	31.6

Center	—	—

Consolidated	355.3	$335.6

10. Stockholders’ Equity

During the three months ended March 31, 2002, the Company recorded a $3.8 million increase to additional paid-in capital with an offsetting decrease to income taxes payable as a result of the tax benefit received from employees exercising non-qualified stock options.

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

Condensed Consolidated
Statement of Operations
Quarter ended		Guarantor	Non-Guarantor
March 31, 2002	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$385.8	$0.4	$225.0	$(164.5)	$446.7

Operating costs and expenses:

Cost of sales	225.1	0.1	174.1	(159.5)	239.8

Selling, general and administrative	77.4	0.1	38.5	—	116.0

Research and	—	—	—

development	39.8	1.0	1.1	—	41.9

Operating income (loss)	43.5	(0.8)	11.3	(5.0)	49.0

Non-operating (income) expense	1.7	(0.1)	0.4	7.0	9.0

Earnings (loss) before income taxes	41.8	(0.7)	10.9	(12.0)	40.0

Income taxes expense (benefit)	10.8	(0.2)	3.4	(2.0)	12.0

Net earnings (loss)	$31.0	$(0.5)	$7.5	$(10.0)	$28.0

Condensed Consolidated
Statement of Operations
Quarter ended		Guarantor	Non-Guarantor
March 31, 2001	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Sales	$349.5	$69.3	$202.2	$(188.3)	$432.7

Operating costs and expenses:

Cost of sales	216.1	53.9	148.2	(187.3)	230.9

Selling, general and administrative	61.0	9.8	39.5		110.3

Research and development	24.3	16.8	1.1		42.2

Operating income (loss)	48.1	(11.2)	13.4	(1.0)	49.3

Non-operating (income) expenses	13.3	3.4	(0.7)	(0.6)	15.4

Earnings (loss) before income taxes and accounting change	34.8	(14.6)	14.1	(0.4)	33.9

Income tax expense (benefit)	10.8	(4.5)	4.4	(0.2)	10.5

Earnings (loss) before accounting change	24.0	(10.1)	9.7	(0.2)	23.4

Cumulative effect of accounting change	3.1				3.1

Net earnings (loss)	$20.9	$(10.1)	$9.7	$(0.2)	$20.3

Condensed Consolidated			Non-
Balance Sheet		Guarantor	Guarantor
March 31, 2002	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:

Cash and equivalents	$(40.0)	$0.5	$74.0	$—	$34.5

Trade and other receivables	261.9	0.2	256.7	—	518.8

Inventories	289.4	—	129.9	(18.9)	400.4

Other current assets	216.4	43.3	71.1	(260.5)	70.3

Total current assets	727.7	44.0	531.7	(279.4)	1,024.0

Property, plant and equipment, net	314.0	2.8	92.4	(56.7)	352.5

Goodwill	351.0	—	4.3	—	355.3

Other intangibles	344.0	—	7.1	—	351.1

Other assets	569.0	178.1	543.1	(1,213.1)	77.1

Total assets	$2,305.7	$224.9	$1,178.6	$(1,549.2)	$2,160.0

Liabilities:

Notes payable and current maturities of long-term debt	$173.0	$—	$44.1	$—	$217.1

Accounts payable, accrued expenses and other liabilities	262.5	0.3	90.8	—	353.6

Income taxes and other	246.3	—	86.1	(266.4)	66.0

Total current liabilities	681.8	0.3	221.0	(266.4)	636.7

Long-term debt, less current maturities	587.6	—	8.3	—	595.9

Other liabilities	491.1	—	246.0	(358.0)	379.1

Total liabilities	1,760.5	0.3	475.3	(624.4)	1,611.7

Total stockholders’ equity	545.2	224.6	703.3	(924.8)	548.3

Total liabilities and stockholders’ equity	$2,305.7	$224.9	$1,178.6	$(1,549.2)	$2,160.0

Condensed Consolidated			Non-
Balance Sheet		Guarantor	Guarantor
December 31, 2001	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets:

Cash and equivalents	$(29.4)	$(3.1)	$68.5	$—	$36.0

Trade and other receivables	274.2	0.2	290.2	—	564.6

Inventories	276.2	—	121.1	(31.2)	366.1

Other current assets	1,307.1	43.0	122.7	(1,403.9)	68.9

Total current assets	1,828.1	40.1	602.5	(1,435.1)	1,035.6

Property, plant and equipment, net	298.6	3.0	112.7	(66.9)	347.4

Goodwill	328.5	—	7.1	—	335.6

Other intangibles	377.9	—	4.2	—	382.1

Other assets	654.5	182.3	315.6	(1,075.1)	77.3

Total assets	$3,487.6	$225.4	$1,042.1	$(2,577.1)	$2,178.0

Liabilities:

Notes payable and current maturities of long-term debt	$3.9	$—	$51.1	$—	$55.0

Accounts payable, accrued expenses and other liabilities	259.7	0.3	124.3	—	384.3

Income taxes and other	1,084.1	—	156.7	(1,170.2)	70.6

Total current liabilities	1,347.7	0.3	332.1	(1,170.2)	509.9

Long-term debt, less current maturities	746.1	—	14.2	—	760.3

Deferred income taxes and other liabilities	881.7	—	—	(492.1)	389.6

Total liabilities	2,975.5	0.3	346.3	(1,662.3)	1,659.8

Total stockholders’ equity	512.1	225.1	695.8	(914.8)	518.2

Total liabilities and stockholders’ equity	$3,487.6	$225.4	$1,042.1	$(2,577.1)	$2,178.0

Condensed Consolidated			Non-
Statement of Cash Flows		Guarantor	Guarantor
Quarter Ended March 31, 2002	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash (used) provided by operating activities	$(7.1)	$3.6	$31.7	$28.2

Cash flows from investing activities:

Additions to property, plant and equipment	(24.0)	—	(13.1)	(37.1)

Payment for acquisition	—	—	(1.8)	(1.8)

Net cash used by investing activities	(24.0)	—	(14.9)	(38.9)

Cash flows from financing activities:

Dividends to stockholders	(5.3)	—	—	(5.3)

Proceeds from issuance of stock	8.0	—	—	8.0

Proceeds from stock purchase plan	3.2	—	—	3.2

Notes payable borrowings, net	—	—	5.5	5.5

Net intercompany borrowings (reductions)	14.6	—	(14.6)	—

Long-term debt reductions	—	—	(1.0)	(1.0)

Net cash provided (used) by financing activities	20.5	—	(10.1)	10.4

Effect of exchange rates on cash and equivalents	—	—	(1.2)	(1.2)

(Decrease) increase in cash and equivalents	(10.6)	3.6	5.5	(1.5)

Cash and equivalents – beginning of period	(29.4)	(3.1)	68.5	36.0

Cash and equivalents – end of period	$(40.0)	$0.5	$74.0	$34.5

Condensed Consolidated			Non-
Statement of Cash Flows		Guarantor	Guarantor
Quarter Ended March 31, 2001	Parent	Subsidiaries	Subsidiaries	Consolidated

Net cash provided (used) by operating activities	$3.4	$(4.2)	$46.0	$45.2

Cash flows from investing activities:

Additions to property, plant and equipment	(26.1)	(3.0)	(10.7)	(39.8)

Proceeds from sale of certain clinical chemistry assets	—	—	0.2	0.2

Proceeds from sale of property, plant and equipment	—	0.5	—	0.5

Net cash used by investing activities	(26.1)	(2.5)	(10.5)	(39.1)

Cash flows from financing activities:

Dividends to stockholders	(5.1)	—	—	(5.1)

Proceeds from issuance of stock	9.2	—	—	9.2

Proceeds from stock purchase plan	3.1	—	—	3.1

Notes payable (reductions) borrowings	(29.0)	—	2.3	(26.7)

Net intercompany (reductions) borrowings	24.1	1.9	(26.0)	—

Long-term debt borrowings (reductions)	8.9	—	(2.4)	6.5

Net cash provided (used) by financing activities	11.2	1.9	(26.1)	(13.0)

Effect of exchange rates on cash and equivalents	—	—	(0.2)	(0.2)

(Decrease) increase in cash and equivalents	(11.5)	(4.8)	9.2	(7.1)

Cash and equivalents – beginning of period	(28.3)	(4.3)	62.2	29.6

Cash and equivalents – end of period	$(39.8)	$(9.1)	$71.4	$22.5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems that consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. We compete in market segments that we estimate totaled approximately $33 billion in annual sales worldwide in 2001. We currently have products that address approximately half of that market.

Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have nearly 200,000 systems operating in laboratories around the world, with approximately 62% of 2001 revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in more than 130 countries, with approximately 44% of revenues in 2001 coming from sales outside the United States.

Our strategy is to maintain our position as a leading provider of laboratory systems. To this end, we achieved the following significant milestones during the quarter ended March 31, 2002:

•	Signed agreements with Orchid BioSciences, Inc. for the license to use its SNP-IT primer extension technology for single nucleotide polymorphism applications on multiple Beckman Coulter platforms used in R&D, specialty and patient care testing.

•	Signed collaborative cross-licensing agreement with Corixa Corporation granting it the rights to Beckman Coulter’s proprietary MHC Tetramer Technology for use in preclinical research. In turn, Beckman Coulter was granted licensing fees and a license to patented technology, which it intends to use in the development of MHC Tetramers for autoimmune disease diagnostics.

•	Announced an alliance with Ciphergen Biosystems, Inc. to automate clinical proteomics research by combining Ciphergen’s biomarker discovery and assay platform with a custom-configured version of Beckman Coulter’s Biomek® 2000 liquid handling workstation.

•	Released new CRPH, a high-sensitivity laboratory test available on the Immage® immunochemistry system and SYNCHRON LX®20 PRO chemistry analyzer to help physicians determine patient risk of coronary artery disease.

•	Shipped new Cytomics™ FC 500, a dual laser, five-color flow cytometer for the cell-based research market.

•	Introduced and shipped new CEQ™ 8000 genetic analysis system which uses one gel, one array and one software platform to perform a wide variety of DNA-related tests.

Results of Operations

Sales were $446.7 million during the first quarter of 2002, an increase of 3.2% compared to $432.7 million during the quarter ended March 31, 2001. On a constant currency basis, sales increased 4.7% in the first quarter of 2002. The following provides key product and geographical sales information (amounts in millions):

KEY PRODUCT SALES

		Reported	Constant Currency
	$	Growth %	Growth %

Routine Chemistry	$128.5	4.0	5.1

Immunodiagnostics	84.1	7.4	8.2

Total Chemistry	212.6	5.4	6.3

Hematology	101.3	1.0	2.6

Total Clinical Diagnostics	313.9	3.9	5.1

Robotic Auto./Genetic Analysis	30.1	16.2	19.7

Centrifuge/Analytical Systems	60.5	2.9	4.8

Total Life Science Research	90.6	7.0	9.3

Total Specialty Testing	42.2	(8.1)	(5.9)

Total Beckman Coulter	$446.7	3.2	4.7

GEOGRAPHICAL SALES

		Reported	Constant Currency
	$	Growth %	Growth %

Americas	296.8	5.4	5.7

Europe	105.8	2.7	5.0

Asia	44.1	(8.3)	(1.2)

Total Beckman Coulter	$446.7	3.2	4.7

Sales during the quarter ended March 31, 2002 were affected by the following:

•	Clinical diagnostics growth was mainly due to immunodiagnostics sales growing 8.2% in constant currency, led by a 16% increase in Access immunoassay product sales, including such tests as the new AcuTnI cardiac assay.

•	Life science research was led by robotic automation & genetic analysis sales growing 19.7% in constant currency, driven by placements of the Biomek FX laboratory automation workstation and strong CEQ genetic analysis product sales.

•	Specialty testing sales were down 5.9% in constant currency due to declining sales of reagents we produce for another manufacturer. Excluding OEM reagent sales, specialty testing was up approximately 3%.

Gross profit as a percentage of sales (“gross margin”) in the first quarter of 2002 was 46.3%, compared to 46.6% in the same period in the prior year. On a constant currency basis, gross margin was 46.7%, a 0.1 percentage point improvement from the same period in the prior year.

Selling, general and administrative (“SG&A”) expenses increased $5.7 million to $116.0 million or 26.0% of sales in the first quarter of 2002 from $110.3 million or 25.5% of sales in the first quarter of 2001. The following factors impacted SG&A during the quarter ended March 31, 2001:

•	A reversal of a $3.8 million accrual associated with a cross licensing agreement, and

•	$4.7 million of amortization of goodwill and certain other intangible assets that was not recorded during the quarter ended March 31, 2002, pursuant to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (see Note 2 “Accounting Changes” of the Condensed Consolidated Financial Statements).

Excluding the above items, SG&A during the quarter ended March 31, 2001 would have been $109.2 million, or 25.2% of sales. The increase in SG&A as a percentage of sales during the quarter ended March 31, 2002 is due to additional costs associated with new product introductions.

Research and Development (“R&D”) expenses decreased $0.3 million to $41.9 million in the first quarter of 2002 from $42.2 million in the first quarter of 2001. R&D as a percentage of sales was 9.4% during the quarter ended March 31, 2002 compared to 9.8% during the quarter ended March 31, 2001.

Interest expense decreased $4.6 million to $11.8 million in the first quarter of 2002 from $16.4 million in the first quarter of 2001. The decrease from the prior year quarter was due to lower average debt balances and lower interest rates on the variable rate portion of our borrowings.

Other non-operating (income)/expense was $(0.6) million for the quarter ended March 31, 2002 and primarily consisted of a gain on the sale of certain sales-type lease receivables of $(0.8) million (see Note 6 “Sale of Receivables” of the Condensed Consolidated Financial Statements). Other non-operating (income)/expense was $1.5 million for the quarter ended March 31, 2001 and primarily consisted of the following:

•	a write-down of $4.7 million for an equity investment in point-of-care testing;

•	a gain on foreign currency related activities of $(2.0) million; and

•	a gain on the sale of certain sales-type lease receivables of $(0.9) million.

Income taxes as a percentage of earnings before income taxes (“effective tax rate”) improved to 30% for the first quarter of 2002 versus 31% for the first quarter of 2001. This improvement was primarily due to the adoption of SFAS 142 (see Note 2 “Accounting Changes” of the Condensed Consolidated Financial Statements), which requires (among other things) that goodwill not be amortized. The non-amortization of goodwill improves a company’s effective tax rate when goodwill is not deductible for tax purposes.

Earnings were $28.0 million for the first quarter of 2002 or $0.43 per diluted share compared to earnings before an accounting change of $23.4 million or $0.37 per diluted share in 2001.

Financial Condition

The debt-to-capital ratio has improved from 61.1% at December 31, 2001 to 59.7% at March 31, 2002. Among other things, our debt level:

•	increases our vulnerability to general adverse economic and industry conditions;

•	could limit our ability to obtain additional financing on favorable terms; and

•	requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At March 31, 2002, we are in compliance with such financial ratios and tests.

Operating activities provided cash of $28.2 million in the first three months of 2002 compared to $45.2 million in the first three months of the prior year. The primary contributors to the decrease were:

• increases in inventories used $32.2 million in 2002 as compared to $24.4 million used in 2001;

•	other operating assets and liabilities used $14.2 million in 2002 versus $14.2 contributed in 2001. The decrease was primarily due to the funding of one of our pension plans during the first three months of 2002; and

•	income tax payable used $0.7 million in 2002 versus $6.3 million contributed in 2001.

These contributors were partially offset by the following:

•	increase in earnings of $7.7 million between 2002 and 2001; and

•	reductions in trade and other receivables of $49.6 million in 2002 versus $28.6 million in 2001.

In 2002 and 2001, investing activities used $38.9 million and $39.1 million, respectively, of net cash primarily consisting of $37.1 million and $39.8 million, respectively, of additions to property, plant and equipment.

Net cash provided by financing activities was $10.4 million for the first three months of 2002 compared to $13.0 million used in first three months of the prior year. Net cash borrowings on our debt were $4.5 million in 2002 compared to $20.2 million used in 2001. We paid $5.3 million and $5.1 million in dividends to our stockholders in 2002 and 2001, respectively. Proceeds received from the issuance of stock were $8.0 million and $9.2 million in 2002 and 2001, respectively.

Our strategies for growth require a flexible infrastructure. As a result of an aggressive acquisition schedule in 1996 and 1997, there are multiple systems and processes currently in use throughout the company. We have chosen to implement an Oracle enterprise resource planning system (“ERP”) to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes. We expect that the majority of the work required to implement these new systems will take place through 2003. If we are unable to implement and effectively manage the transition to this new integrated system, our future consolidated operating results could be adversely affected.

Based upon current levels of operations, anticipated cost savings and future growth, we believe our cash flow from operations (including the continued ability to sell sales-type lease receivables; see Note 6 “Sale of Receivables” of the Consolidated Financial Statements), together with available borrowings under the credit facility (which expires in October 2002, see below) and other sources of liquidity (including other credit facilities, leases and any other available financing sources) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments and other operating needs. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

As further discussed in our 2001 annual report, the Company entered into a credit facility in October 1997 with a group of financial institutions. This credit facility matures in October 2002 and had a zero outstanding balance at March 31, 2002. We are in the process of negotiating a new credit facility, which we anticipate finalizing prior to November 2002.

In March 1998, we issued $160.0 million of 7.10% unsecured Senior Notes due March 2003 (see further discussion in our 2001 annual report). We anticipate repaying these Senior Notes through operating cash flows, our existing credit facility and/or a new credit facility (which we are in the process of negotiating, see above).

In March 2002, we paid a quarterly cash dividend of $0.085 per share of common stock, for a total of $5.3 million.

Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding in their calls on judgment. We believe our most critical accounting policies relate to:

•	revenue recognition;

•	reserves for doubtful accounts;

•	inventory adjustments for write-down of inventories to fair value;

•	determination of useful lives of identifiable intangible assets;

•	environmental and legal obligations; and

•	tax valuation allowances and obligations.

We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

Business Climate

The clinical diagnostics, speciality testing, and life science research markets are highly competitive with many manufacturers around the world.

The clinical diagnostics market continues to be unfavorably impacted by the economic weakness in parts of Europe, Asia and Latin America and government and healthcare cost containment initiatives in general. In addition, attempts to lower costs and to increase productivity have led to further consolidation among healthcare providers in the United States, resulting in more powerful provider groups that continue to leverage their purchasing power to contain costs. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. Cost containment initiatives in the United States and in the European healthcare systems will continue to be factors which may affect our ability to maintain or increase sales. Future profitability may also be adversely affected if the relative value of the U.S. dollar strengthens against certain currencies.

The continuing consolidation trend among United States healthcare providers, mentioned previously, has increased pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity at a lower cost. In the hospital market, the primary focus of Beckman Coulter's diagnostic business, funding is better than it has been in several years. In addition, as labor shortages continue to be an issue in clinical laboratories, our automated systems are filling the void. Beckman Coulter is the world's leading manufacturer of hematology systems for the clinical analysis of blood cells, where we have a market share twice the size of our next largest competitor. In addition, Beckman Coulter is considered a technology leader in cell counting and characterization and has a number two position in flow cytometry, which is used for both research and clinical applications.

With our leadership position in cellular analysis and our extensive capabilities in routine and immunodiagnostics, we are able to offer a broad range of automated systems that together can perform more than 75% of a hospital laboratory’s testing needs and essentially 100% of the blood tests that are considered routine. We believe we are able to provide significant value-added benefits, enhanced through our expertise in simplifying and automating laboratory processes, to our customers.

In the specialty testing market, the environment is positive with an increasing need for applications in the areas of clinical research and clinical trials. Investment by pharmaceutical companies, contract research organizations and large research hospitals is subject to changes in the economic environment and may be impacted by government intervention and regulation, including prescription drugs.

The life science research market also continues to be affected by governmental constraints on research and development spending outside the United States. U.S. supported research has been positive in recent years but is subject to yearly approval by Congress. Continued positive funding is not guaranteed and may be negatively impacted by a prolonged recession, attempts to contain government spending in order to balance the budget and reduce deficit spending, or the need to make funds available for other programs. For now, the academic research market is growing, with the National Institutes of Health funding up 15% in 2002. Spending on research by biotechnology and pharmaceutical companies is also dependent on global economic health. An ongoing recession can affect the number of biotechnology start-ups building laboratories and conducting research as well as the rate of research investment by biopharmaceuticals. In addition, we have recently seen a slowdown in drug discovery spending by pharmaceutical companies. Spending now appears to be moving from drug discovery into drug development, as pharmaceutical companies focus on bringing new products to market, faster. However, we believe this move opens new opportunities for robotic automation systems and in clinical research and clinical trial applications. Pharmaceutical company research investment may be further negatively impacted by government intervention and regulation, including prescription drug costs.

Our new products originate from four sources:

•	internal research and development programs;

•	external collaborative efforts with individuals in academic institutions and technology companies;

•	devices and techniques that are generated in customers’ laboratories; and

•	business and technology acquisitions.

The size and growth of our markets are influenced by a number of factors, including:

•	technological innovation in bioanalytical practice;

•	government funding for basic and disease-related research (for example, heart disease, AIDS and cancer);

•	research and development spending by biotechnology and pharmaceutical companies;

•	healthcare spending; and

•	physician practice patterns.

We expect worldwide healthcare expenditures and diagnostic testing to increase over the long-term, primarily as a result of the following:

•	growing demand for services generated by the increasing size and aging of the world population;

•	increasing expenditures on diseases requiring costly or extended treatment (for example, AIDS and cancer); and

•	expanding demand for improved healthcare services in developing countries.

In addition to the business climate factors discussed previously, certain economic factors may influence our business:

•	currency fluctuations – as approximately 44% of our revenues are generated outside the United States and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other non-operating income and expense; and

•	interest rates – as approximately 31% of our debt is under variable interest rate terms. This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on certain of our long-term debt by effectively converting a fixed rate to a variable rate.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

•	the schedule for completion of our ERP program;

•	anticipated debt reduction, cash flow available to be applied to debt reduction and the availability of additional financing;

•	our business strategy;

•	anticipated proceeds from sales of assets;

•	anticipated trends in our business; and

•	our liquidity requirements and capital resources.

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

Our most significant foreign currency exposures relate to the euro, Japanese Yen, British Pound Sterling, Australian Dollar and the Canadian Dollar. As of March 31, 2002 and December 31, 2001, the net fair value of all derivative foreign exchange contracts was an unrecognized gain of $12.1 million and $11.6 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2002. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain in fair value of $17.7 million and a 10% weakening of the U.S. dollar would result in a loss in fair value of $18.1 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Our March 31, 2002 significant foreign currency exposures were not significantly different than those at December 31, 2001.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase current year’s pre-tax earnings by $1.9 million based on the amount of debt outstanding at March 31, 2002.

Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 3 “Derivatives” of the Condensed Consolidated Financial Statements.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings

In December 1999, Streck Laboratories, Inc. sued Beckman Coulter, Inc. and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter, Inc. and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. Beckman Coulter Inc., on behalf of itself and Coulter Corporation, denied liability. The trial is currently scheduled for July 2002. The Company believes that there is no reasonable basis to conclude that this litigation could lead to an outcome that would have a material adverse effect on its consolidated results of operations, financial position or liquidity.

Item 2.	Changes In Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security-Holders

The annual meeting of the Stockholders of the Company (the “Annual Meeting”) was held on April 4, 2002.

Four members of the Board of Directors whose terms expired at the 2002 Annual Meeting were elected to new terms expiring at the 2005 Annual Meeting. The number of shares voting were as follows:

	Votes For	Votes Withheld

Hugh K. Coble	52,757,388	251,494

Van B. Honeycutt	52,758,573	250,309

John P. Wareham	52,729,388	279,494

Betty Woods	52,338,526	670,356

The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are:

Term Expiring in 2003: Peter B. Dervan, Ph.D., Gavin S. Herbert, and C. Roderick O’Neil.

Term Expiring in 2004: Ronald W. Dollens, Charles A. Haggerty, William N. Kelley, M.D., and Risa J. Lavizzo-Mourey, M.D.

Item 5.		Other Information

None.

Item 6.		Exhibits and Reports on Form 8-K

	a)	Exhibits

		10.1	2002 Annual Incentive Plan (AIP)

		11.	Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Net Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

		15.	Independent Accountants’ Review Report, April 26, 2002

	b)	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC. (Registrant)

Date: May 9, 2002	by /s/ William H. May

William H. May Vice President, General Counsel and Secretary

Date: May 9, 2002	by /s/ Amin I. Khalifa

Amin I. Khalifa Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX
FORM 10-Q, FIRST QUARTER, 2002

Exhibit Number	Description

10.1	2002 Annual Incentive Plan (AIP)

11.	Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.	Independent Accountants’ Review Report, April 26, 2002