Form 10-Q
period 2002-06-30
BECKMAN COULTER INC
filed 2002-08-12
CIK 840467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-10109

BECKMAN COULTER, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-104-0600
(State of Incorporation)	(I.R.S. Employer Identification No.)

4300 N. Harbor Boulevard, Fullerton, California	92834-3100
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 871-4848

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ].

The number of outstanding shares of the registrant’s common stock as of July 26, 2002 was 61,818,333 shares.

Item 1. Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in millions, except amounts per share and share data)
Unaudited

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales	$516.1	$496.4	$962.8	$929.1
Cost of sales	282.1	263.8	521.9	494.7

Gross profit	234.0	232.6	440.9	434.4

Operating costs and expenses:
Selling, general and administrative	118.4	120.9	234.4	231.2
Research and development	47.8	47.3	89.7	89.5

Total operating costs and expenses	166.2	168.2	324.1	320.7

Operating income	67.8	64.4	116.8	113.7

Non-operating (income) and expenses:
Interest income	(2.0)	(1.7)	(4.2)	(4.2)
Interest expense	11.1	14.0	22.9	30.4
Other, net	(1.1)	(1.2)	(1.7)	0.3

Total non-operating expenses	8.0	11.1	17.0	26.5

Earnings before income taxes and accounting change	59.8	53.3	99.8	87.2
Income taxes	17.9	16.5	29.9	27.0

Earnings before accounting change	41.9	36.8	69.9	60.2
Cumulative effect of accounting change, net of income taxes of $1.8	—	—	—	3.1

Net earnings	$41.9	$36.8	$69.9	$57.1

Basic earnings per share:
Before accounting change	$0.68	$0.61	$1.13	$1.00
Cumulative effect of accounting change	—	—	—	(0.05)

	$0.68	$0.61	$1.13	$0.95

Diluted earnings per share:
Before accounting change	$0.64	$0.58	$1.06	$0.95
Cumulative effect of accounting change	—	—	—	(0.05)

	$0.64	$0.58	$1.06	$0.90

Weighted average number of shares outstanding (in thousands):
Basic	61,805	60,303	61,630	60,152
Diluted	65,848	63,604	65,643	63,575
Dividends declared per share	$0.085	$0.085	$0.170	$0.170

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except amounts per share)

	June 30,	December 31,
	2002	2001

	unaudited
Assets
Current assets:
Cash and cash equivalents	$42.5	$36.0
Trade and other receivables, net	530.8	564.6
Inventories	393.3	366.1
Other current assets	67.4	68.9

Total current assets	1,034.0	1,035.6

Property, plant and equipment, net	364.2	347.4
Goodwill	355.9	335.6
Other intangibles, net	348.2	382.1
Other assets	86.6	77.3

Total assets	$2,188.9	$2,178.0

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$193.9	$55.0
Accounts payable, accrued expenses and other liabilities	356.9	384.3
Income taxes	69.4	70.6

Total current liabilities	620.2	509.9

Long-term debt, less current maturities	607.2	760.3
Other liabilities	372.9	389.6

Total liabilities	1,600.3	1,659.8

Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 62.1 and 61.2 at June 30, 2002 and, December 31, 2001, respectively; shares outstanding 61.8 and 61.2 at June 30, 2002 and December 31, 2001, respectively	6.1	6.1
Additional paid-in capital	244.3	216.5
Common stock held in grantor trust, at cost:
0.3 and zero common shares at June 30, 2002 and December 31, 2001, respectively	(13.6)	—
Grantor trust liability	13.6	—
Retained earnings	403.2	344.0
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(49.9)	(57.2)
Derivatives qualifying as hedges	(15.1)	8.8

Total stockholders’ equity	588.6	518.2

Total liabilities and stockholders’ equity	$2,188.9	$2,178.0

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Millions)
Unaudited

	Six Months Ended
	June 30,

	2002	2001

Cash Flows from Operating Activities
Net earnings	$69.9	$57.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	59.6	64.1
Cumulative effect of accounting change, net of tax	—	3.1
Loss on sale of property, plant and equipment	1.6	1.2
Net deferred income taxes	(0.9)	(1.5)
Changes in assets and liabilities:
Trade and other receivables	37.8	(7.6)
Inventories	(15.2)	(26.6)
Accounts payable, accrued expenses and other liabilities	(14.8)	(29.5)
Income taxes payable	4.4	15.2
Other	(31.7)	6.3

Net cash provided by operating activities	110.7	81.8

Cash Flows from Investing Activities
Additions to property, plant and equipment	(77.9)	(80.6)
Proceeds from sale of property, plant and equipment	0.9	2.0
Proceeds from sale of certain clinical chemistry assets	—	0.4
Payment for acquisition	(1.8)	—

Net cash used by investing activities	(78.8)	(78.2)

Cash Flows from Financing Activities
Dividends to stockholders	(10.7)	(10.3)
Proceeds from issuance of stock	22.2	19.7
Purchases of grantor trust stock	(13.6)	—
Notes payable borrowings (repayments), net	5.5	(19.5)
Long-term debt reductions	(29.5)	(6.7)

Net cash used by financing activities	(26.1)	(16.8)

Effect of exchange rates on cash and cash equivalents	0.7	(0.8)

Increase (decrease) in cash and cash equivalents	6.5	(14.0)
Cash and cash equivalents — beginning of period	36.0	29.6

Cash and cash equivalents — end of period	$42.5	$15.6

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$21.8	$26.6
Income taxes	$25.4	$11.8
Non-cash investing and financing activities:
Acquisitions of equipment under capital lease	$2.2	$2.1

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
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

2. Recent Accounting Developments

Goodwill and Other Intangible Assets

Pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), the Company was required to reclassify certain “other intangible assets” (“intangible assets” or “intangibles”) to goodwill on January 1, 2002 that do not meet the definition of an identifiable intangible asset under SFAS 141. Accordingly, $28.1 million of intangible assets were reclassified to goodwill. Additionally, a $9.9 million deferred tax liability associated with a portion of the reclassified intangible assets was reclassified to goodwill.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment. As a result, net earnings for the first half of 2001 includes $9.3 million ($7.8 million net-of-tax) of amortization of goodwill and certain other intangible assets that were not recorded during the first half of 2002. The following provides the results of the three and six months ended 2002 and 2001 on a comparative basis, net of tax (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Reported net earnings	$41.9	$36.8	$69.9	$57.1
Add back: Goodwill amortization	—	2.9	—	5.7
Tradename amortization	—	0.5	—	1.1
Core technology amortization	—	0.5	—	1.0

Adjusted net earnings	$41.9	$40.7	$69.9	$64.9

Basic earnings per share:
Reported net earnings	$0.68	$0.61	$1.13	$0.95
Goodwill amortization	—	0.05	—	0.09
Tradename amortization	—	0.01	—	0.02
Core technology amortization	—	0.01	—	0.02

Adjusted net earnings	$0.68	$0.68	$1.13	$1.08

Diluted earnings per share:
Reported net earnings	$0.64	$0.58	$1.06	$0.90
Goodwill amortization	—	0.05	—	0.09
Tradename amortization	—	0.01	—	0.02
Core technology amortization	—	0.01	—	0.02

Adjusted net earnings	$0.64	$0.65	$1.06	$1.03

The following provides information about our intangible assets (in millions):

	June 30, 2002		December 31, 2001

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Technology	$55.8	$(14.6)	$56.0	$(13.3)
Customer contracts	167.1	(30.3)	167.1	(26.9)
Assembled workforce	—	—	28.1	(4.7)
Other	39.6	(9.5)	45.2	(11.2)

	262.5	(54.4)	296.4	(56.1)

Unamortized intangible assets (in 2002):
Tradename	73.5	—	87.5	(14.1)
Core technology	66.6	—	81.5	(13.1)

	140.1	—	169.0	(27.2)

	$402.6	$(54.4)	$465.4	$(83.3)

Recorded goodwill and intangible asset amortization expense for the six months ended June 30, 2002 and 2001 was $5.8 million and $14.8, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $11.8 million, $11.8 million, $11.8 million, $11.7 million and $11.7 million, respectively.

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

Foreign Currency

The Company manufactures its products principally in the United States, but generated approximately 44% of its revenues in 2001 from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from cash flows attributable to anticipated foreign currency denominated transactions. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

Prior to the adoption of Derivatives Implementation Issue G20, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”, during the quarter ended September 30, 2001, changes in time value were excluded from the assessment of hedge effectiveness for options designated as cash flow hedges. No hedge ineffectiveness was recognized on the Company’s cash flow hedges during the three and six months ended June 30, 2002. Hedge ineffectiveness associated with the Company’s cash flow hedges was $1.1 million and $1.6 million for the three and six months ended June 30, 2001, respectively. No hedge ineffectiveness was recognized on the Company’s fair value hedges during the six months ended June 30, 2002 and 2001. No fair value or cash flow hedges were discontinued for the six months ended June 30, 2002 and 2001.

In July 2001, the Company entered into a foreign currency swap contract to hedge a net investment in a foreign operation. This foreign currency swap contract was designated as a net investment hedge, and was terminated in June 2002 resulting in a minimal gain.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)/expense upon the recognition of the hedged transaction. The Company estimates that $11.9 million of the $15.1 million unrealized loss included in other comprehensive income at June 30, 2002 will be reclassified to other non-operating (income)/expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at June 30, 2002 which settle as far out as April 26, 2004.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

In April 2002, the Company terminated $240 million of reverse interest rate swap contracts associated with the issuance of $240 million Notes due 2008. A resulting gain from termination of $10.4 million is being amortized as a reduction of interest expense over the remaining original term of the swap agreements. In April 2002, the Company entered into reverse interest rate swap contracts totaling $335.0 million: $100.0 million swap contract associated with the issuance of the $160.0 million Senior Notes due 2003 and $235.0 million of swap contracts associated with the issuance of the $235.0 million Senior Notes due 2011.

Pursuant to our reverse interest rate swap agreements associated with the Senior Notes due 2003 and 2011, the Company receives an average fixed interest rate of 2.6% and 5.7%, respectively, and pays a floating interest rate (1.9% at June 30, 2002). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At June 30, 2002, the fair value of the reverse interest rate swap associated with the Senior Notes due 2003 was $0.3 million and is included in other current assets. An offsetting $0.3 million credit is included in current maturities of long-term debt as a fair value adjustment. At June 30, 2002, the fair value of the reverse interest rate swaps associated with the Senior Notes due 2011 was $7.8 million and is included in other long-term assets. An offsetting $7.8 million credit is included in long-term debt as a fair value adjustment.

4. Comprehensive Income

The Company’s components of comprehensive income include net earnings, foreign currency translation adjustments and derivatives qualifying as hedges, as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net earnings	$41.9	$36.8	$69.9	$57.1

Foreign currency translation adjustment	12.9	(7.1)	7.3	(2.4)

Derivatives qualifying as hedges:
Net derivative gains (losses)	(24.3)	1.0	(21.2)	11.9
Reclassifications to non-operating income	(0.8)	(0.9)	(2.7)	(1.7)

	(25.1)	0.1	(23.9)	10.2

Comprehensive income	$29.7	$29.8	$53.3	$64.9

5. Earnings per share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) before accounting change (in millions, except amounts per share):

	Three Months Ended June 30,

	2002			2001

			Per			Per
	Net		Share	Net		Share
	Earnings	Shares	Amount	Earnings	Shares	Amount

Basic EPS:
Net earnings	$41.9	61.805	$0.68	$36.8	60.303	$0.61
Effect of dilutive stock options	—	4.043	(0.04)	—	3.301	(0.03)

Diluted EPS:
Net earnings	$41.9	65.848	$0.64	$36.8	63.604	$0.58

	Six Months Ended June 30,

	2002			2001

				Earnings
			Per	Before		Per
	Net		Share	Accounting		Share
	Earnings	Shares	Amount	Change	Shares	Amount

Basic EPS:
Net earnings	$69.9	61.630	$1.13	$60.2	60.152	$1.00
Effect of dilutive stock options	—	4.013	(0.07)	—	3.423	(0.05)

Diluted EPS:
Net earnings	$69.9	65.643	$1.06	$60.2	63.575	$0.95

For the three and six months ended June 30, 2002, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS. For the three and six months ended June 30, 2001, there were 1.4 million shares relating to the possible exercise of outstanding stock options that were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

6. Sale of Receivables

During the six months ended June 30, 2002, the Company sold certain receivables as part of the Company’s plan to reduce debt. The net book value of financial assets sold was $52.3 million for which the Company received $54.0 million in cash proceeds. During the six months ended June 30, 2001, the Company sold similar assets with a net book value of $36.3 million for which the Company received $38.2 million. The transactions were accounted for as asset sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The sales are subject to limited recourse and certain servicing provisions, and as such the Company has established appropriate reserves for known probable liabilities.

7. Inventories

Inventories consisted of the following (in millions):

	June 30, 2002	December 31, 2001

Finished products	$277.4	$238.8
Raw materials, parts and assemblies	93.1	104.7
Work in process	22.8	22.6

	$393.3	$366.1

8. Contingencies

In December 1999, Streck Laboratories, Inc. (“Streck”) sued Beckman Coulter, Inc. and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter Inc. and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. Beckman Coulter, Inc., on behalf of itself and Coulter Corporation, denied liability. There have been various pre-trial motions with the trial currently scheduled for October 2002. The Company is unable to estimate a range of possible loss. However, the Company believes that there is no reasonable basis to conclude that this litigation could lead to an outcome that would have a material adverse effect on its consolidated results of operations, financial position or liquidity.

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

Certain prior year amounts included in the following tables have been reclassified to conform to the current year presentation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

(in millions)	2002	2001	2002	2001

Net sales
Clinical diagnostics	$356.2	$335.9	$670.1	$638.0
Life science research	112.1	112.0	202.7	196.7
Specialty testing	47.8	48.5	90.0	94.4
Center	—	—	—	—

Consolidated	$516.1	$496.4	$962.8	$929.1

Operating income
Clinical diagnostics	$72.5	$63.7	$133.1	$118.3
Life science research	18.4	20.5	26.4	30.9
Center	(23.1)	(19.8)	(42.7)	(35.5)

Consolidated	$67.8	$64.4	$116.8	$113.7

Operating income
Clinical diagnostics	$69.6		$128.4
Life science research	18.4		26.4
Specialty testing	2.9		4.7
Center	(23.1)		(42.7)

Consolidated	$67.8		$116.8

Interest income
Clinical diagnostics	$(1.7)	$(0.8)	$(3.6)	$(1.8)
Life science research	—	—	—	—
Specialty testing	—	—	—	—
Center	(0.3)	(0.9)	(0.6)	(2.4)

Consolidated	$(2.0)	$(1.7)	$(4.2)	$(4.2)

Interest expense
Clinical diagnostics	$—	$—	$—	$—
Life science research	—	—	—	—
Specialty testing	—	—	—	—
Center	11.1	14.0	22.9	30.4

Consolidated	$11.1	$14.0	$22.9	$30.4

Sales to external customers
Americas	$331.3	$311.9	$626.8	$593.5
Europe	123.2	123.9	229.5	226.9
Asia	61.6	60.6	106.5	108.7

Consolidated	$516.1	$496.4	$962.8	$929.1

	June 30, 2002	December 31, 2001

Long-lived assets
Americas	$1,036.9	$1,031.5
Europe	96.6	93.0
Asia	21.4	17.9

Consolidated	$1,154.9	$1,142.4

Total assets
Clinical diagnostics	$1,456.3	$1,463.5
Life science research	302.6	313.5
Specialty testing	187.1	191.8
Center	242.9	209.2

Consolidated	$2,188.9	$2,178.0

Goodwill
Clinical diagnostics	$316.0	$297.0
Life science research	7.5	7.2
Specialty testing	32.4	31.4
Center	—	—

Consolidated	$355.9	$335.6

10. Stockholders’ Equity

Tax Benefits

During the six months ended June 30, 2002, the Company recorded a $5.7 million increase to additional paid-in capital with an offsetting decrease to income taxes payable as a result of the tax benefit received from employees exercising non-qualified stock options.

Grantor Trust

In May 2002, the Company established a grantor trust (the “Trust”) to provide a source of funds to assist the Company in meeting its obligations under various deferred compensation benefit plans.

The Trust has been consolidated in the Company’s financial statements. The $13.6 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the accompanying balance sheet as components of Stockholders’ Equity at June 30, 2002.

11. Debt Financing and Guarantor Subsidiaries

In July 2002, we terminated our $317.0 million revolving credit facility and entered into a new credit facility (the “Credit Facility”) with a group of financial institutions. The Credit Facility enables the Company to borrow up to $400 million (and can be increased up to $600 million upon the satisfaction of certain conditions), matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the Credit Facility generally bear interest at current market rates plus a margin based upon our senior unsecured debt rating. The Company must also pay a quarterly facility fee of 0.15% per annum on the undrawn Credit Facility commitment. In addition, approximately $1.3 million of loan origination fees will be amortized to interest expense over three years, the term of the Credit Facility. The availability of the Credit Facility is subject to adherence to certain covenants, representations and warranties.

With the termination of the $317 million credit facility, the Company’s subsidiaries are no longer guarantors on the Company’s outstanding debt, as such provision is not required by the Credit Facility. Therefore, the guarantor financial data previously disclosed is no longer provided herein.

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

Our strategy is to expand our position as a leading provider of laboratory systems. To this end, we announced the following significant milestones during the quarter ended June 30, 2002:

•	Signed four supply agreements worth $173 million over 21 months with Premier, Inc., one of the largest group purchasing organizations (GPO) in the U.S.

•	Signed an agreement with SRL, Inc. to market iTAG™ MHC Tetramers as part of its consigned testing service in Japan.

•	Entered a technology licensing and supply agreement with Wyeth to sub-license MHC Tetramer technology for use in vaccine discovery programs.

•	Entered strategic partnership with Medical and Biological Laboratories, Inc. of Japan to sub-license MHC Tetramer technology and grant rights to develop, manufacture and distribute MHC Tetramers to the research market in Japan.

•	Appointed Scott Garrett as president of the Clinical Diagnostics Division. He has more than 25 years of experience, covering both the diagnostics and life sciences industries.

•	Shipped the Avanti® J-E centrifuge, a compact, general purpose system for bioseparations.

•	Shipped the Vi-CELL™ cell viability analyzer.

•	Shipped the first Biomek® FX workstation to the U.S. Army for biological weapons detection.

Results of Operations

Sales were $516.1 million during the quarter ended June 30, 2002, an increase of 4.0% compared to $496.4 million in the same period in the prior year. On a constant currency basis, sales increased 5.0% in the second quarter of 2002. Sales were $962.8 million during the six months ended June 30, 2002, an increase of 3.6% compared to $929.1 million in the same period in the prior year. Sales on a constant currency basis increased 4.9% during the six months ended June 30, 2002.

The following provides key product and geographical sales information (amounts in millions):

KEY PRODUCT SALES

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002

			Constant			Constant
		Reported	Currency		Reported	Currency
	$	Growth %	Growth %	$	Growth %	Growth %

Routine Chemistry	$142.8	—	0.8	$271.3	1.9	2.8
Immunodiagnostics	94.9	10.3	10.9	179.0	8.9	9.6

Total Chemistry	237.7	3.9	4.6	450.3	4.6	5.4

Hematology	118.5	10.6	11.8	219.8	6.0	7.3

Total Clinical Diagnostics	356.2	6.0	6.9	670.1	5.0	6.0

Robotic Auto./Genetic Analysis	43.7	15.0	16.8	73.8	15.5	18.0
Centrifuge/Analytical Systems	68.4	(7.6)	(6.4)	128.9	(2.9)	(1.4)

Total Life Science Research	112.1	0.1	1.5	202.7	3.1	4.9

Total Specialty Testing	47.8	(1.4)	(0.2)	90.0	(4.7)	(3.0)

Total Beckman Coulter	$516.1	4.0	5.0	$962.8	3.6	4.9

GEOGRAPHICAL SALES

	Three Months Ended			Six Months Ended
	June 30, 2002			June 30, 2002

			Constant			Constant
		Reported	Currency		Reported	Currency
	$	Growth %	Growth %	$	Growth %	Growth %

Americas	$331.3	6.2	6.3	$626.8	5.6	5.8
Europe	123.2	(0.6)	1.2	229.5	1.1	3.1
Asia	61.6	1.7	6.3	106.5	(2.0)	3.7

Total Beckman Coulter	$516.1	4.0	5.0	$962.8	3.6	4.9

Sales were affected by the following:

•	Clinical diagnostics growth during the three and six months ended June 30, 2002 was propelled by immunodiagnostics sales growth, led by increases in Access® immunoassay product sales, including such tests as the new AcuTnI™ cardiac assay. Additionally, for the quarter ended June 30, 2002, hematology sales improved, led by sales of the new COULTER® LH 750 hematology instrument.

•	Life science research and specialty testing segments were affected by a slowdown in pharmaceutical discovery spending and slower than anticipated deployment of the National Institutes of Health (NIH) funding. In spite of these dynamics, revenue for the robotic automation / genetic analysis product areas still increased during the three and six months ended June 30, 2002 over the comparable periods in the prior year. The increases were led by sales of CEQ™ genetic analysis systems for DNA sequencing.

•	Specialty testing sales were lower due to declining sales of reagents we make for another manufacturer.

Gross profit as a percentage of sales (“gross margin”) in the second quarter of 2002 was 45.3%, 1.6 percentage points lower than the same period in the prior year. The decrease in gross margin is mainly due to the following:

•	Currency comparisons negatively impacted gross margin by 0.3 percentage points.

•	Improvements in supply chain management and the life science research slowdown in pharmaceutical discovery reduced production throughout the quarter, negatively impacting gross margin by approximately 0.6 percentage points, as fixed manufacturing costs were allocated to fewer units of production.

•	A slightly higher mix of instruments to after-market sales of supplies, chemistry kits and reagents negatively impacted gross margin by approximately 0.4 basis points.

Gross margin for the six months ended June 30, 2002 was 45.8%, 1.0 percentage points lower than the same period in the prior year, due primarily to changes occurring during the second quarter of 2002, as explained in the aforementioned paragraph.

Selling, general and administrative expenses (“SG&A”) decreased $2.5 million to $118.4 million or 22.9% of sales in the second quarter of 2002 as compared to 24.4% of sales in the second quarter of 2001. The improvement was impacted by $4.7 million of amortization of goodwill and certain other intangible assets during the quarter ended June 30, 2001 that was not recorded during the quarter ended June 30, 2002, pursuant to the adoption of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS 142”)(see Note 2 “Accounting Changes” of the Condensed Consolidated Financial Statements). Excluding this $4.7 million, SG&A during the quarter ended June 30, 2001 would have been $116.2 million, or 23.4% of sales. The remaining improvement in SG&A as a percentage of sales during the quarter ended June 30, 2002 is due to continued expense control and the fixed nature of certain of our SG&A expenses.

SG&A decreased $3.2 million to $234.4 million or 24.3% of sales for the six months ended June 30, 2002 as compared to 24.9% of sales for the six months ended June 30, 2001. The following factors impacted SG&A during the six months ended June 30, 2001:

•	A reversal of a $3.8 million accrual associated with a cross licensing agreement, and

•	$9.3 million of amortization of goodwill and certain other intangible assets that was not recorded during the six months ended June 30, 2002, pursuant to the adoption of SFAS 142.

Excluding the above items, SG&A for the six months ended June 30, 2001 would have been $225.7 million, or 24.3% of sales, consistent with the six months ended June 30, 2002, as a percent of sales.

Research and development (“R&D”) expenses increased $0.5 million to $47.8 million in the second quarter of 2002 from $47.3 million in the second quarter of 2001. R&D increased $0.2 million to $89.7 million for the six months ended June 30, 2002 from $89.5 million for the same period in the prior year. R&D as a percentage of sales was 9.3% and 9.5% for the second quarter of 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, R&D as a percentage of sales was 9.3% and 9.6%, respectively.

Interest expense decreased $2.9 million to $11.1 million in the second quarter of 2002 from $14.0 million in the second quarter of 2001. Interest expense decreased $7.5 million to $22.9 million for the six months ended June 30, 2002 from $30.4 million for the same period in the prior year. The decreases from the prior year periods are in part due to debt reduction and lower interest rates on the variable portion of our borrowings.

Interest income increased $0.3 million to $2.0 million in the second quarter of 2002 from $1.7 million in the second quarter of 2001, primarily from increased interest income on sales-type leases. For the six months ended June 30, 2002 and 2001, interest income was constant at $4.2 million.

Other non-operating income was $1.1 million for the quarter ended June 30, 2002 and primarily consisted of a gain on the sale of certain receivables of $0.8 million (see Note 6 “Sale of Receivables” of the Condensed Consolidated Financial Statements) and a $0.5 million gain on the sale of a facility in Florida. For the six months ended June 30, 2002, other non-operating income was $1.7 million and primarily consisted of gains on the sales of certain receivables of $1.4 million and the aforementioned $0.5 gain on the sale of a facility in Florida.

Other non-operating income was $1.2 million for the quarter ended June 30, 2001 and primarily consisted of foreign currency related activities of $1.4 million. For the six months ended June 30, 2001, other non-operating activities resulted in a net expense of $0.3 million and primarily consisted of the following:

•	A write-down of $4.7 million for an equity investment in point-of-care testing during the quarter ended March 31, 2001;

•	A gain on foreign currency related activities of $3.4 million;

•	Gains on the sales of certain receivables of $1.4 million.

Earnings were $41.9 million for the second quarter of 2002 or $0.64 per diluted share compared to $36.8 million or $0.58 per diluted share for the second quarter of 2001. Earnings for the six months ended June 30, 2002 were $69.9 million or $1.06 per diluted share and earnings before the accounting change (see Note 2 “Recent Accounting Developments” for further discussion) for the six months ended June 30, 2001 were $60.2 million or $0.95 per diluted share.

Financial Condition

The debt-to-capital ratio has improved from 61.1% at December 31, 2001 to 57.6% at June 30, 2002. Among other things, our debt level:

•	increases our vulnerability to general adverse economic and industry conditions;

•	could limit our ability to obtain additional financing on favorable terms; and

•	requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At June 30, 2002, we were in compliance with such financial ratios and tests.

Operating activities provided cash of $110.7 million in the first six months of 2002 compared to $81.8 million in the first six months of the prior year. The primary contributors to the increase were:

•	Trade and other receivables contributed $37.8 million in 2002 versus a usage of $7.6 million in 2001. This improvement was, in part, driven by the $15.3 million increase in receivables sold during the first six months of 2002 ($52.3 million) versus the first six months of 2001 ($36.3 million).

•	Inventories used $15.2 million in 2002 versus $26.6 million in 2001;

•	Accounts payable, accrued expenses and other liabilities used $14.8 million in 2002 versus $29.5 million in 2001;

These contributors were partially offset by the following:

•	Income taxes payable contributed $4.4 million in 2002 compared to $15.2 million in 2001; and

•	Other operating assets and liabilities used $31.7 million versus a contribution of $6.3 million in 2001. The decrease was primarily due to the following:

•	Our derivatives qualifying as hedges as a component of stockholders’ equity (see the Condensed Consolidated Balance Sheet) used $23.9 million in 2002 versus a contribution of $10.2 million in 2001. This change is due, in part, to the decrease in value of certain of our foreign currency cash flow hedges due to the strengthening of certain foreign currencies relative to the U.S. dollar; and

•	A cash contribution of $10.0 million to our U.S. defined benefit pension plans during the first quarter of 2002. This contribution was made on the recommendation of our actuary, due to the funded condition of the plan.

In 2002 and 2001, investing activities used $78.8 million and $78.2 million, respectively, of net cash consisting primarily of $77.9 million and $80.6 million, respectively, of additions to property, plant and equipment.

Net cash used by financing activities was $26.1 million during the first six months of 2002 compared to $16.8 million used during the first six months of the prior year. Net cash paid to reduce our debt was $24.0 million in 2002 compared to $26.2 million of borrowings in 2001. We paid $10.7 million and $10.3 million in dividends to our stockholders in 2002 and 2001, respectively. Proceeds received from the issuance of stock were $22.2 million and $19.7 million in 2002 and 2001, respectively. Lastly, purchases of grantor trust stock required a cash outflow of $13.6 million in 2002.

Our strategies for growth require a flexible infrastructure. As a result of an aggressive acquisition schedule in 1996 and 1997, there are multiple systems and processes currently in use throughout the company. We have chosen to implement an Oracle enterprise resource planning system (“ERP”) to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes. Through June 30, 2002, we have capitalized $81.6 million of costs associated with this ERP system. Based on our geographic rollout strategy, as of June 30, 2002, we have essentially implemented functionality for Finance, Human Resources and Supply Chain for our international operations. Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations. We expect that the majority of the work required to implement the remaining new systems will take place through 2003. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

Based upon current levels of operations, anticipated cost savings and future growth, we believe our cash flows from operations (including the continued ability to sell certain receivables; see Note 6 “Sale of Receivables” of the Consolidated Financial Statements), together with available borrowings under our new credit facility which we entered into in July 2002 (see Note 11 “Debt Financing and Guarantor Subsidiaries” of the Consolidated Financial Statements) and other sources of liquidity (including leases and any other available financing sources) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

We anticipate repaying $160.0 million of 7.10% unsecured Senior Notes due March 2003 (see further discussion in our 2001 annual report) through operating cash flows and/or our new credit facility that we entered into in July 2002.

In June 2002, we paid a quarterly cash dividend of $0.085 per share of common stock, for a total of $5.4 million.

In July 2002, the Company’s Board of Directors declared a quarterly dividend of $0.09 per share; this dividend represents a 6% increase from the amount paid in the second quarter of 2002 and is payable September 5, 2002 to stockholders on record as of August 16, 2002. This is the Company’s eleventh annual dividend increase.

Critical Accounting Policies

The Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding in their calls on judgment. We believe our most critical accounting policies relate to:

•	revenue recognition, including customer leased equipment;

•	reserves for doubtful accounts;

•	inventory adjustments for write-down of inventories to fair value;

•	determination of useful lives of identifiable intangible assets;

•	environmental and legal obligations; and

•	tax valuation allowances and obligations.

We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

Business Climate

The clinical diagnostics, specialty testing and life science research markets are highly competitive with many manufacturers around the world.

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

The continuing consolidation trend among United States healthcare providers, mentioned previously, has increased pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity at a lower cost. In the hospital market, the primary focus of Beckman Coulter’s diagnostic business, funding is better than it has been in several years. In addition, as labor shortages continue to be an issue in clinical laboratories, our automated systems are helping to fill the void.

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

In the specialty testing market, the environment is positive with an increasing need for applications in the areas of clinical research and clinical trials. Investment by pharmaceutical companies, contract research organizations and large research hospitals is subject to changes in the economic environment and may be impacted by government intervention and regulation, including prescription drugs. The life science research market also continues to be affected by governmental constraints on research and development spending outside the United States. U.S. supported research has been positive in recent years but is subject to yearly approval by Congress. Continued positive funding is not guaranteed and may be negatively impacted by a prolonged recession, attempts to contain government spending in order to balance the budget and reduce deficit spending, or the need to make funds available for other programs. For now, the academic research market is growing, with the National Institutes of Health funding up 15% in 2002. Spending on research by biotechnology and pharmaceutical companies is also dependent on global economic health. An ongoing recession can affect the number of biotechnology start-ups building laboratories and conducting research as well as the rate of research investment by biopharmaceuticals. In addition, we continue to see a slowdown in pharmaceutical discovery spending. Spending now appears to be moving from drug discovery into drug development, as pharmaceutical companies focus on bringing new products to market, faster. However, we believe this move opens new opportunities for robotic automation systems and in clinical research and clinical trial applications. Pharmaceutical company research investment may be further negatively impacted by government intervention and regulation, including prescription drug costs, as well as industry consolidation.

Our new products originate from four sources:

•	internal research and development programs;

•	external collaborative efforts with individuals in academic institutions and technology companies;

•	devices and techniques that are generated in customers’ laboratories; and

•	business and technology acquisitions.

The size and growth of our markets are influenced by a number of factors, including:

•	technological innovation in bioanalytical practice;

•	government funding for basic and disease-related research (for example, heart disease, AIDS and cancer);

•	research and development spending by biotechnology and pharmaceutical companies;

•	healthcare spending; and

•	physician practice patterns.

We expect worldwide healthcare expenditures and diagnostic testing to increase over the long-term, primarily as a result of the following:

•	growing demand for services generated by the increasing size and aging of the world population;

•	increasing expenditures on diseases requiring costly or extended treatment (for example, AIDS and cancer); and

•	expanding demand for improved healthcare services in developing countries.

In addition to the business climate factors discussed previously, certain economic factors may influence our business:

•	currency fluctuations — as approximately 44% of our revenues in 2001 were generated outside the United States, and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other non-operating income and expense; and

•	interest rates — as approximately 44% of our debt at June 30, 2002 is under variable interest rate terms. This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on certain of our long-term debt by effectively converting a fixed rate to a variable rate.

•	general economic conditions — as the weakened global economy has pressured our customers, vendors and partners, the carrying value of various assets could be negatively impacted in future periods.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

•	the schedule for completion of our ERP program;

•	anticipated debt reduction, cash flow available to be applied to debt reduction and the availability of additional financing;

•	our business strategy;

•	anticipated proceeds from sales of assets;

•	anticipated trends in our business; and

•	our liquidity requirements and capital resources.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	unanticipated delays in completing our ERP program;

•	complexity and uncertainty regarding development of new high-technology products;

•	loss of market share through aggressive competition in the clinical diagnostic, life science research and specialty testing markets;

•	our dependence on capital spending policies and government funding;

•	the effects of potential healthcare reforms;

•	fluctuations in foreign exchange rates and interest rates;

•	reliance on patents and other intellectual property;

•	global economic and political conditions affecting us and our customers, vendors and partners;

•	unanticipated results from pending litigation;

•	unanticipated reductions in cash flows and difficulty in sales of assets;

•	future effective tax rates; and

•	other factors that cannot be identified at this time.

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling, Australian Dollar and the Canadian Dollar. As of June 30, 2002 and December 31, 2001, the net fair value of all derivative foreign exchange contracts was a net (liability) asset of $(11.2) million and $11.6 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2002. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $11.8 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $13.8 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Our June 30, 2002 significant foreign currency exposures were not significantly different than those at December 31, 2001.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates is estimated to decrease or increase the remaining current year’s pre-tax earnings by $1.7 million based on the amount of debt outstanding at June 30, 2002.

Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 3 “Derivatives” of the Condensed Consolidated Financial Statements.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

In December 1999, Streck Laboratories, Inc. sued Beckman Coulter and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. The Company, on behalf of itself and Coulter Corporation, denied liability. There have been various pre-trial motions with the trial currently scheduled for October 2002. The Company is unable to estimate a range of loss. However, the Company believes that there is no reasonable basis to conclude that this litigation could lead to an outcome that would have a material adverse effect on its consolidated results of operations, financial position or liquidity.

Item 2. Changes In Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security-Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

10.1	Credit Agreement dated as of July 10, 2002 among Beckman Coulter, Inc. as Borrower, the Initial Lenders named therein, Citicorp USA, Inc. as Sole Administrative Agent, Bank of America, N.A. as Sole Syndication Agent, and Salomon Smith Barney, Inc. and Banc of America Securities, LLC as Joint Lead Arrangers and Joint Bookrunners.

11.	Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Net Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

15.	Independent Accountants’ Review Report, July 25, 2002.

b) Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC. (Registrant)

Date: August 9, 2002	by	/s/ JACK E. SOROKIN
Jack E. Sorokin Assistant General Counsel

Date: August 9, 2002	by	/s/ AMIN I. KHALIFA
Amin I. Khalifa Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX
FORM 10-Q, SECOND QUARTER, 2002

Exhibit
Number	Description

10.1	Credit Agreement dated as of July 10, 2002 among Beckman Coulter, Inc. as Borrower, the Initial Lenders named therein, Citicorp USA, Inc. as Sole Administrative Agent, Bank of America, N.A. as Sole Syndication Agent, and Salomon Smith Barney, Inc. and Banc of America Securities, LLC as Joint Lead Arrangers and Joint Bookrunners.

11.	Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.	Independent Accountants’ Review Report, July 25, 2002.