Form 10-Q
period 2002-09-30
BECKMAN COULTER INC
filed 2002-11-06
CIK 840467

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-10109

BECKMAN COULTER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)	95-104-0600 (I.R.S. Employer Identification No.)
4300 N. Harbor Boulevard, Fullerton, California (Address of principal executive offices)	92834-3100 (Zip Code)
(714) 871-4848 Registrant's telephone number, including area code:

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of outstanding shares of the registrant's common stock as of October 25, 2002 was 62,281,319 shares.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2002 and 2001
Condensed Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2002 and 2001
Notes to Condensed Consolidated Financial Statements
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Changes In Securities
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security-Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Amounts in millions, except amounts per share and share data)
	Unaudited
Sales	$501.1	$476.6	$1,463.9	$1,405.7
Cost of sales	276.5	258.8	798.4	753.5

Gross profit	224.6	217.8	665.5	652.2

Operating costs and expenses:
Selling, general and administrative	122.0	121.2	356.4	352.4
Research and development	47.8	45.9	137.5	135.4

Total operating costs and expenses	169.8	167.1	493.9	487.8

Operating income	54.8	50.7	171.6	164.4

Non-operating (income) and expense:
Interest income	(1.7)	(1.9)	(5.9)	(6.1)
Interest expense	11.3	12.4	34.2	42.8
Other, net	5.3	(7.6)	3.6	(7.3)

Total non-operating expense	14.9	2.9	31.9	29.4

Earnings before income taxes and accounting change	39.9	47.8	139.7	135.0
Income taxes	7.8	14.8	37.7	41.8

Earnings before accounting change	32.1	33.0	102.0	93.2
Cumulative effect of accounting change, net of income taxes of $1.8	—	—	—	3.1

Net earnings	$32.1	$33.0	$102.0	$90.1

Basic earnings per share:
Before accounting change	$0.52	$0.54	$1.65	$1.54
Cumulative effect of accounting change	—	—	—	(0.05)

	$0.52	$0.54	$1.65	$1.49

Diluted earnings per share:
Before accounting change	$0.49	$0.52	$1.56	$1.46
Cumulative effect of accounting change	—	—	—	(0.05)

	$0.49	$0.52	$1.56	$1.41

Weighted average number of shares outstanding (in thousands):
Basic	62,149	60,730	61,805	60,346
Diluted	65,269	63,953	65,524	63,873
Dividends declared per share	$0.090	$0.085	$0.260	$0.255

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Amounts in millions, except amounts per share)
	unaudited
Assets
Current assets:
Cash and cash equivalents	$67.0	$36.0
Trade and other receivables, net	525.7	564.6
Inventories	401.4	366.1
Other current assets	65.6	68.9

Total current assets	1,059.7	1,035.6
Property, plant and equipment, net	367.3	347.4
Goodwill	358.2	335.6
Other intangibles, net	345.8	382.1
Other assets	111.7	77.3

Total assets	$2,242.7	$2,178.0

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$166.9	$55.0
Accounts payable, accrued expenses and other liabilities	365.0	384.3
Income taxes payable	65.3	70.6

Total current liabilities	597.2	509.9
Long-term debt, less current maturities	627.2	760.3
Other liabilities	378.1	389.6

Total liabilities	1,602.5	1,659.8

Stockholders' equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 62.2 and 61.2 at September 30, 2002 and December 31, 2001, respectively; shares outstanding 61.9 and 61.2 at September 30, 2002 and December 31, 2001, respectively	6.1	6.1
Additional paid-in capital	248.7	216.5
Common stock held in grantor trust, at cost: 0.3 and zero common shares at September 30, 2002 and December 31, 2001, respectively	(14.0)	—
Grantor trust liability	14.0	—
Retained earnings	429.7	344.0
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(37.8)	(57.2)
Derivatives qualifying as hedges	(6.5)	8.8

Total stockholders' equity	640.2	518.2

Total liabilities and stockholders' equity	$2,242.7	$2,178.0

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2001
	(Amounts in millions)
	Unaudited
Cash Flows from Operating Activities
Net earnings	$102.0	$90.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	82.3	94.6
Cumulative effect of accounting change, net of tax	—	3.1
(Gain) loss on sale of property, plant and equipment	(1.5)	0.9
Net deferred income taxes	6.6	(1.9)
Changes in assets and liabilities:
Trade and other receivables	56.4	14.1
Inventories	(11.2)	(40.7)
Accounts payable, accrued expenses and other liabilities	(25.4)	(18.7)
Income taxes payable	6.4	23.6
Other	(29.8)	7.0

Net cash provided by operating activities	185.8	172.1

Cash Flows from Investing Activities
Additions to property, plant and equipment	(103.9)	(122.7)
Proceeds from sale of property, plant and equipment	2.4	2.1
Proceeds from sale of certain clinical chemistry assets	—	0.7
Payments for acquisition	(1.8)	(3.3)

Net cash used in investing activities	(103.3)	(123.2)

Cash Flows from Financing Activities
Dividends to stockholders	(16.3)	(15.6)
Proceeds from issuance of stock	26.3	27.3
Proceeds from stock purchase plan	2.6	2.5
Purchases of grantor trust stock	(14.0)	—
Notes payable borrowings (repayments), net	6.1	(27.0)
Long-term debt reductions	(59.7)	(43.7)

Net cash used in financing activities	(55.0)	(56.5)

Effect of exchange rates on cash and cash equivalents	3.5	—

Increase (decrease) in cash and cash equivalents	31.0	(7.6)
Cash and cash equivalents—beginning of period	36.0	29.6

Cash and cash equivalents—end of period	$67.0	$22.0

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$36.8	$44.2
Income taxes	$33.1	$25.3
Non-cash investing and financing activities:
Acquisitions of equipment under capital lease	$3.3	$3.7

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

Notes To Condensed Consolidated Financial Statements

September 30, 2002

Unaudited

1.    Report by Management

        Beckman Coulter, Inc. and its wholly owned subsidiaries (the "Company") prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States of America have been condensed or omitted.

        The financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company's results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2001.

        Revenues, expenses, assets and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

2.    Recent Accounting Developments

Goodwill and Other Intangible Assets

        Pursuant to Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141"), the Company was required to reclassify certain "other intangible assets" ("intangible assets" or "intangibles") to goodwill on January 1, 2002 that do not meet the definition of an identifiable intangible asset under SFAS 141. Accordingly, $28.1 million of intangible assets were reclassified to goodwill. Additionally, a $9.9 million deferred tax liability associated with a portion of the reclassified intangible assets was reclassified to goodwill.

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment. As a result, net earnings for the nine months ended September 30, 2001 includes $14.1 million ($11.7 million net-of-tax) of amortization of goodwill and certain other intangible assets that were not recorded during the nine months ended September 30, 2002. The following provides the results of the three and nine months ended 2002 and 2001 on a comparative basis, net of tax (in millions, except amounts per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net earnings	$32.1	$33.0	$102.0	$90.1
Add back: Goodwill amortization	—	2.9	—	8.6
Tradename amortization	—	0.5	—	1.6
Core technology amortization	—	0.5	—	1.5

Adjusted net earnings	$32.1	$36.9	$102.0	$101.8

Basic earnings per share:
Reported net earnings	$0.52	$0.54	$1.65	$1.49
Goodwill amortization	—	0.05	—	0.14
Tradename amortization	—	0.01	—	0.03
Core technology amortization	—	0.01	—	0.02

Adjusted net earnings	$0.52	$0.61	$1.65	$1.68

Diluted earnings per share:
Reported net earnings	$0.49	$0.52	$1.56	$1.41
Goodwill amortization	—	0.05	—	0.14
Tradename amortization	—	0.01	—	0.03
Core technology amortization	—	0.01	—	0.02

Adjusted net earnings	$0.49	$0.59	$1.56	$1.60

        The following provides information about the Company's intangible assets (in millions):

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Technology	$56.2	$(15.4)	$56.0	$(13.3)
Customer contracts	167.1	(32.0)	167.1	(26.9)
Assembled workforce	—	—	28.1	(4.7)
Other	39.6	(9.8)	45.2	(11.2)

	262.9	(57.2)	296.4	(56.1)

Unamortized intangible assets (in 2002):
Tradename	73.5	—	87.5	(14.1)
Core technology	66.6	—	81.5	(13.1)

	140.1	—	169.0	(27.2)

	$403.0	$(57.2)	$465.4	$(83.3)

        Recorded goodwill and intangible asset amortization expense for the nine months ended September 30, 2002 and 2001 was $8.7 million and $22.2 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2002, 2003, 2004, 2005 and 2006 is $11.9 million, $11.9 million, $11.9 million, $11.8 million and $11.7 million, respectively.

Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The adoption of SFAS 133 resulted in a cumulative after-tax reduction to income of $3.1 million (net of income taxes of $1.8 million) during the first quarter of 2001.

3.    Derivatives

        The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company's objectives for holding derivatives are to minimize currency and interest rate risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no underlying exposures. The following discusses in more detail the Company's foreign currency and interest rate exposures and related derivative instruments.

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

        Prior to the adoption of Derivatives Implementation Issue G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge", during the quarter ended September 30, 2001, changes in time value were excluded from the assessment of hedge effectiveness for options designated as cash flow hedges. No hedge ineffectiveness was recognized on the Company's cash flow hedges during the three and nine months ended September 30, 2002. Hedge ineffectiveness associated with the Company's cash flow hedges was zero and $1.6 million for the three and nine months ended September 30, 2001, respectively. No hedge ineffectiveness was recognized on the Company's fair value hedges during the nine months ended September 30, 2002 and 2001. No fair value or cash flow hedges were discontinued for the nine months ended September 30, 2002 and 2001.

        In July 2001 and July 2002, the Company entered into foreign currency swap contracts to hedge a net investment in a foreign operation. These foreign currency swap contracts are designated as net investment hedges. The July 2001 net investment hedge was terminated in June 2002 resulting in a minimal gain. At September 30, 2002, a $0.3 million gain associated with the July 2002 net investment hedge was included in accumulated other comprehensive income (i.e. accumulated foreign currency translation adjustment).

        Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)/expense upon the recognition of the hedged transaction. The Company estimates that $6.4 million of the $6.5 million unrealized loss included in other comprehensive income at September 30, 2002 will be reclassified to other non-operating (income)/expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at September 30, 2002 which settle as late as April 2004.

Interest Rate

        The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

        In April 2002, the Company terminated $240.0 million of reverse interest rate swap contracts associated with the issuance of $240.0 million Notes due 2008. A resulting gain from termination of $10.4 million is being amortized as a reduction of interest expense over the remaining original term of the swap agreements. In April 2002, the Company entered into reverse interest rate swap contracts totaling $335.0 million: $100.0 million swap contract associated with the issuance of the $160.0 million Senior Notes due 2003 and $235.0 million of swap contracts associated with the issuance of the $235.0 million Senior Notes due 2011.

        Pursuant to the Company's reverse interest rate swap agreements associated with the Senior Notes due 2003 and 2011, the Company receives an average fixed interest rate of 2.6% and 5.7%, respectively, and pays a floating interest rate (1.8% at September 30, 2002). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At September 30, 2002, the fair value of the reverse interest rate swap associated with the Senior Notes due 2003 was $0.4 million and is included in other current assets. An offsetting $0.4 million credit is included in current maturities of long-term debt as a fair value adjustment. At September 30, 2002, the fair value of the reverse interest rate swaps associated with the Senior Notes due 2011 was $28.6 million and is included in other long-term assets. An offsetting $28.6 million credit is included in long-term debt as a fair value adjustment.

4.    Comprehensive Income

        The Company's components of comprehensive income include net earnings, foreign currency translation adjustments and derivatives qualifying as hedges, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net earnings	$32.1	$33.0	$102.0	$90.1

Foreign currency translation adjustment	12.1	9.0	19.4	6.6

Derivatives qualifying as hedges:
Net derivative gains (losses)	6.8	(5.9)	(14.4)	6.0
Reclassifications to non-operating income	1.8	(2.7)	(0.9)	(4.4)

	8.6	(8.6)	(15.3)	1.6

Comprehensive income	$52.8	$33.4	$106.1	$98.3

5.    Earnings per share

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share ("EPS") before accounting change (in millions, except amounts per share):

	Three Months Ended September 30,
	2002			2001
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$32.1	62.149	$0.52	$33.0	60.730	$0.54
Effect of dilutive stock options	—	3.120	(0.03)	—	3.223	(0.02)

Diluted EPS:
Net earnings	$32.1	65.269	$0.49	$33.0	63.953	$0.52

	Nine Months Ended September 30,
	2002			2001
	Net Earnings	Shares	Per Share Amount	Earnings Before Accounting Change	Shares	Per Share Amount
Basic EPS:
Net earnings	$102.0	61.805	$1.65	$93.2	60.346	$1.54
Effect of dilutive stock options	—	3.719	(0.09)	—	3.527	(0.08)

Diluted EPS:
Net earnings	$102.0	65.524	$1.56	$93.2	63.873	$1.46

        For the three and nine months ended September 30, 2002, there were 1.4 million and 0.1 million shares, respectively, relating to the possible exercise of outstanding stock options that were not included in the computation of diluted EPS as their effect would have been anti-dilutive. For the three and nine months ended September 30, 2001, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS.

6.    Sale of Receivables

        During the nine months ended September 30, 2002, the Company sold certain receivables as part of the Company's plan to reduce debt. The net book value of financial assets sold was approximately $78 million for which the Company received approximately $81 million in cash proceeds. During the nine months ended September 30, 2001, the Company sold similar assets with a net book value of approximately $51 million for which the Company received approximately $54 million. The transactions were accounted for as asset sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The sales are subject to limited recourse and certain servicing provisions, and as such the Company has established appropriate reserves for known probable liabilities.

7.    Inventories

        Inventories consisted of the following (in millions):

	September 30, 2002	December 31, 2001
Finished products	$283.7	$238.8
Raw materials, parts and assemblies	96.4	104.7
Work in process	21.3	22.6

	$401.4	$366.1

8.    Contingencies

        In December 1999, Streck Laboratories, Inc. ("Streck") sued Beckman Coulter, Inc. and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter, Inc. and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. Beckman Coulter, Inc., on behalf of itself and Coulter Corporation, denied liability. The trial is currently in progress. In addition to this matter, the Company is involved in a number of other lawsuits, which the Company considers to be ordinary and routine in view of its size and the nature of its business. The Company has not made any accrual in its consolidated financial statements for potential losses in any of these cases because it believes that adverse determinations are not probable and potential losses cannot be reasonably estimated. However, the outcome of litigation is inherently uncertain, and the Company can not be sure that it will prevail in any of these cases. An adverse determination in any case could have a material adverse effect on the consolidated financial statements of the Company.

9.    Business Segment Information

        The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. In 2001, the Company's organization had two reportable segments: (1) clinical diagnostics and (2) life science research. In the first quarter of 2002, the Company formed a third reportable segment, specialty testing. The clinical diagnostics segment encompasses diagnostic applications, principally in hospital laboratories. The life science research segment includes life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. The specialty testing segment focuses on customers in medical centers, reference laboratories and pharmaceutical research organizations who perform clinical trials, conduct disease related research and perform esoteric testing. All corporate activities including financing transactions are captured in a central services "Center", which is reflected in the tables below. The Company evaluates performance based on profit or loss from operations. Reportable segments are managed separately, since each business requires different technologies and/or products.

        Certain prior year amounts included in the following tables have been reclassified to conform to the current year presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(in millions)
Sales
Clinical diagnostics	$349.2	$319.1	$1,019.3	$957.1
Life science research	106.9	112.5	309.6	309.2
Specialty testing	45.0	45.0	135.0	139.4
Center	—	—	—	—

Consolidated	$501.1	$476.6	$1,463.9	$1,405.7

Operating income
Clinical diagnostics	$65.9	$52.0	$199.0	$170.3
Life science research	15.3	21.0	41.7	51.9
Center	(26.4)	(22.3)	(69.1)	(57.8)

Consolidated	$54.8	$50.7	$171.6	$164.4

Operating income
Clinical diagnostics	$65.7		$194.1
Life science research	15.3		41.7
Specialty testing	0.2		4.9
Center	(26.4)		(69.1)

Consolidated	$54.8		$171.6

Interest income
Clinical diagnostics	$(1.4)	$(0.8)	$(5.0)	$(2.6)
Life science research	—	—	—	—
Specialty testing	—	—	—	—
Center	(0.3)	(1.1)	(0.9)	(3.5)

Consolidated	$(1.7)	$(1.9)	$(5.9)	$(6.1)

Interest expense
Clinical diagnostics	$—	$—	$—	$—
Life science research	—	—	—	—
Specialty testing	—	—	—	—
Center	11.3	12.4	34.2	42.8

Consolidated	$11.3	$12.4	$34.2	$42.8

Sales to external customers
Americas	$320.5	$308.5	$947.3	$902.0
Europe	122.3	113.2	351.8	340.1
Asia	58.3	54.9	164.8	163.6

Consolidated	$501.1	$476.6	$1,463.9	$1,405.7

	September 30, 2002	December 31, 2001
	(in millions)
Long-lived assets
Americas	$1,060.8	$1,031.5
Europe	100.0	93.0
Asia	22.2	17.9

Consolidated	$1,183.0	$1,142.4

Total assets
Clinical diagnostics	$1,481.5	$1,463.5
Life science research	308.7	313.5
Specialty testing	189.1	191.8
Center	263.4	209.2

Consolidated	$2,242.7	$2,178.0

Goodwill
Clinical diagnostics	$318.0	$297.0
Life science research	7.8	7.2
Specialty testing	32.4	31.4
Center	—	—

Consolidated	$358.2	$335.6

10.    Stockholders' Equity

Tax Benefits

        During the nine months ended September 30, 2002, the Company recorded a $5.9 million increase to additional paid-in capital with an offsetting decrease to income taxes payable as a result of the tax benefit received from employees exercising non-qualified stock options.

Grantor Trust for Beckman Coulter, Inc. Executive Plans

        In May 2002, the Company established a grantor trust (the "Trust") to provide a source of funds to assist the Company in meeting its obligations under various executive and director deferred compensation benefit plans.

        The Trust has been consolidated in the Company's financial statements. The $14.0 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the accompanying balance sheet as components of Stockholders' Equity at September 30, 2002.

11.    Debt Financing and Guarantor Subsidiaries

        In July 2002, we terminated our $317.0 million revolving credit facility and entered into a new credit facility (the "Credit Facility") with a group of financial institutions. The Credit Facility which is unsecured, enables the Company to borrow up to $400 million (and can be increased up to $600 million upon the satisfaction of certain conditions), matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the Credit Facility generally bear interest at current market rates plus a margin based upon our senior unsecured debt rating. The Company must also pay a quarterly facility fee of 0.15% per annum on the undrawn Credit Facility commitment. In addition, approximately $1.3 million of loan origination fees will be amortized to interest expense over three years, the term of the Credit Facility. The availability of the Credit Facility is subject to adherence to certain covenants, representations and warranties.

        With the termination of the $317.0 million credit facility, the Company's subsidiaries are no longer guarantors on the Company's outstanding debt, as such provision is not required by the Credit Facility. Therefore, the guarantor financial data previously disclosed is no longer provided herein.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems that consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians' offices to aid in patient care. We compete in market segments that we estimate totaled approximately $33 billion in annual sales worldwide in 2001. We currently have products that address approximately half of that market.

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

        Our strategy is to expand our position as a leading provider of laboratory systems. To this end, we announced the following significant milestones during the quarter ended September 30, 2002:

  •
  Signed 11 integrated health network (IHN) agreements valued at approximately $42 million over five years.

  •
  Signed an exclusive licensing and supply agreement with Eprogen, Inc. to become the exclusive distributor of ProteoSep consumables and software, which are important in the automation of proteomics.

  •
  Shipped the Optima™ L-XP ultracentrifuge system, ideal for sample preparation and separation applications in cytomics, genomics and proteomics.

  •
  Unveiled plans for a new nanoliter liquid transfer platform for low-volume liquid handling to meet growing miniaturization demands for proteomics, genomics and drug discovery markets.

Results of Operations

        Sales were $501.1 million during the quarter ended September 30, 2002, an increase of 5.1% compared to $476.6 million in the same period in the prior year. On a constant currency basis, sales increased 3.2% in the third quarter of 2002. Sales were $1,463.9 million during the nine months ended September 30, 2002, an increase of 4.1% compared to $1,405.7 million in the same period in the prior year. Sales on a constant currency basis increased 4.3% during the nine months ended September 30, 2002.

        The following provides key product and geographical sales information (amounts in millions):

KEY PRODUCT SALES

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Amount	Reported Growth %	Constant Currency Growth %	Amount	Reported Growth %	Constant Currency Growth %
Routine Chemistry	$143.0	9.7	8.3	$414.3	4.5	4.6
Immunodiagnostics	94.1	8.5	6.5	273.1	8.8	8.5

Total Chemistry	237.1	9.3	7.6	687.4	6.1	6.1

Hematology	112.1	9.8	8.2	331.9	7.2	7.6

Total Clinical Diagnostics	349.2	9.4	7.8	1,019.3	6.5	6.6

Robotic Auto./Genetic Analysis	41.2	(5.5)	(9.2)	115.0	7.0	7.0
Centrifuge/Analytical Systems	65.7	(4.6)	(5.8)	194.6	(3.5)	(2.9)

Total Life Science Research	106.9	(5.0)	(7.1)	309.6	0.1	0.5

Total Specialty Testing	45.0	—	(3.3)	135.0	(3.2)	(3.1)

Total	$501.1	5.1	3.2	$1,463.9	4.1	4.3

GEOGRAPHICAL SALES

	Three Months Ended September 30, 2002			Nine Months Ended September 30, 2002
	Amount	Reported Growth %	Constant Currency Growth %	Amount	Reported Growth %	Constant Currency Growth %
Americas	$320.5	3.9	4.0	$947.3	5.0	5.2
Europe	122.3	8.0	0.8	351.8	3.4	2.4
Asia	58.3	6.2	3.8	164.8	0.7	3.7

Total	$501.1	5.1	3.2	$1,463.9	4.1	4.3

        Sales were affected by the following:

  •
  Clinical diagnostics growth during the three months ended September 30, 2002 improved over the same period in 2001 due primarily to routine chemistry sales growth, led by higher SYNCHRON® clinical system placements and slightly lower sales for the quarter ended September 30, 2001, due to the effects of September 11, 2001. Additionally, hematology sales improved for the three and nine months ended September 30, 2002, led by sales of the COULTER® LH 750 hematology instrument. Clinical diagnostics sales for the nine months ended September 30, 2002 were driven by immunodiagnostics sales growth, led by increases in Access® immunoassay product sales, including such tests as the new AcuTnI™ cardiac assay.

  •
  Life science research and specialty testing sales for the three and nine months ended September 30, 2002 were negatively impacted by a slow-down in pharmaceutical and biotechnology investment and modest academic research spending. Additionally, robotic automation/genetic analysis sales were down when compared to the third quarter in 2001 because we were shipping from a backlog of orders in the prior year when new products were introduced. However, the CEQ™ series of genetic analysis systems for DNA sequencing continues to enjoy market acceptance, particularly in the mid-market segment.

  •
  Specialty testing sales were lower due to the market conditions discussed above and declining sales of reagents we make for another manufacturer. Our new FC 500 flow cytometer for the cell-based research market released in the first quarter of 2002, has been well received. However, the slow down in pharmaceutical and biotechnology investment discussed previously has kept growth of the FC 500 below expectations.

        Gross profit as a percentage of sales ("gross margin") in the third quarter of 2002 was 44.8%, 0.9 percentage points lower than the same period in the prior year. On a constant currency basis, gross margin was 44.2%, 1.5 percentage points lower than in the prior year. The decrease in gross margin is mainly due to the following:

  •
  An unfavorable product mix whereby more of our lower margin generating products were sold during the quarter. Additionally, due to changing competitive factors, there was a change in lease activity where more of the revenue is being recognized over the length of the consumables stream. These items resulted in about a 0.6 percentage point impact;

  •
  An increase in service costs impacted gross margin by about 0.3 percentage points;

  •
  Certain inventory adjustments which impacted gross margin by about 0.7 percentage points; and

  •
  Negative economic conditions in Latin America which impacted gross margin by about 0.1 percentage points.

        Gross margin for the nine months ended September 30, 2002 was 45.5%, 0.9 percentage points lower than the same period in the prior year on a reported and a constant currency basis. The decrease from the prior year is mainly due to the following:

  •
  An unfavorable product mix whereby more of our lower margin generating products were sold during the nine months ended September 30, 2002. Additionally, there was a change in lease activity where more of the revenue was recognized over the length of the consumables stream. These items resulted in about a 0.6 percentage point impact;

  •
  Certain inventory adjustments which impacted gross margin by about 0.2 percentage points; and

  •
  Negative economic conditions in Latin America which impacted gross margin by about 0.2 percentage points.

        Selling, general and administrative expenses ("SG&A") increased $0.8 million to $122.0 million or 24.3% of sales in the third quarter of 2002 as compared to 25.4% of sales in the third quarter of 2001. The improvement was impacted by $4.7 million of amortization of goodwill and certain other intangible assets during the quarter ended September 30, 2001 that was not recorded during the quarter ended September 30, 2002, pursuant to the adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142")(see Note 2 "Accounting Changes" of the Condensed Consolidated Financial Statements). Excluding this $4.7 million, SG&A during the quarter ended September 30, 2001 would have been $116.5 million, or 24.4% of sales, relatively consistent with the quarter ended September 30, 2002, as a percentage of sales.

        SG&A increased $4.0 million to $356.4 million or 24.3% of sales for the nine months ended September 30, 2002 as compared to 25.1% of sales for the nine months ended September 30, 2001. The following factors impacted SG&A during the nine months ended September 30, 2001:

  •
  A reversal of a $3.8 million accrual associated with a cross licensing agreement during the quarter ended March 31, 2001; and

  •
  $14.1 million of amortization of goodwill and certain other intangible assets that was not recorded during the nine months ended September 30, 2002, pursuant to the adoption of SFAS 142.

        Excluding the above items, SG&A for the nine months ended September 30, 2001 would have been $342.1 million, or 24.3% of sales, consistent with the nine months ended September 30, 2002, as a percent of sales.

        Research and development ("R&D") expenses increased $1.9 million to $47.8 million in the third quarter of 2002 from $45.9 million in the third quarter of 2001. R&D increased $2.1 million to $137.5 million for the nine months ended September 30, 2002 from $135.4 million for the same period in the prior year. R&D as a percentage of sales was 9.5% and 9.6% for the third quarter of 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, R&D as a percentage of sales was 9.4% and 9.6%, respectively.

        Interest expense decreased $1.1 million to $11.3 million in the third quarter of 2002 from $12.4 million in the third quarter of 2001. Interest expense decreased $8.6 million to $34.2 million for the nine months ended September 30, 2002 from $42.8 million for the same period in the prior year. The decreases from the prior year periods are due to debt reduction and lower interest rates on the variable portion of our borrowings.

        Interest income decreased $0.2 million to $1.7 million in the third quarter of 2002 from $1.9 million in the third quarter of 2001. Interest income decreased $0.2 million to $5.9 million for the nine months ended September 30, 2002 from $6.1 million for the nine months ended September 30, 2001.

        Other non-operating expense was $5.3 million for the quarter ended September 30, 2002 and primarily consisted of the following:

  •
  Gains on the sales of certain receivables of $1.1 million (see Note 6 "Sale of Receivables" of the Condensed Consolidated Financial Statements);

  •
  Gain of $1.0 million on the sale of certain intellectual property rights;

  •
  A write-down of $4.0 million from a reduction in the fair value of a biotechnology equity investment; and

  •
  A loss on foreign currency related activities of $3.0 million.

        For the nine months ended September 30, 2002, other non-operating expense was $3.6 million and primarily consisted of the following:

  •
  Gains on the sales of certain receivables of $2.5 million;

  •
  Gain of $1.0 million on the sale of certain intellectual property rights;

  •
  A write-down of $4.0 million from a reduction in the fair value of a biotechnology equity investment; and

  •
  A loss on foreign currency related activities of $2.6 million.

        Other non-operating income was $7.6 million for the quarter ended September 30, 2001 and primarily consisted of a gain on foreign currency related activities of $5.1 million and a gain on the sale of certain receivables of $1.1 million. For the nine months ended September 30, 2001, other non-operating income was $7.3 million and primarily consisted of the following:

  •
  Gains on the sales of certain receivables of $2.5 million;

  •
  A write-down of $4.7 million for an equity investment in a company that performs point-of-care testing; and

  •
  A gain on foreign currency related activities of $8.5 million.

        Income tax expense decreased $7.0 million to $7.8 million in the third quarter of 2002 from $14.8 million in the third quarter of 2001. The decrease was primarily due to larger than anticipated deductions related to export sales and R&D tax credits, which resulted in an effective tax rate of 19.5% during the third quarter of 2002 compared to 31.0% during the third quarter of 2001. Income tax expense decreased $4.1 million to $37.7 for the nine months ended September 30, 2002 from $41.8 million during the same period in the prior year. The year to date effective tax rate for 2002 is 27.0%, down four percentage from 31.0% during the same period in the prior year, due primarily to the same reasons affecting the quarterly tax rate.

        Net earnings were $32.1 million for the third quarter of 2002 or $0.49 per diluted share compared to $33.0 million or $0.52 per diluted share for the third quarter of 2001. Net earnings for the nine months ended September 30, 2002 were $102.0 million or $1.56 per diluted share and earnings before the accounting change (see Note 2 "Recent Accounting Developments" for further discussion) for the nine months ended September 30, 2001 were $93.2 million or $1.46 per diluted share.

Financial Condition

        The debt-to-capital ratio has improved from 61.1% at December 31, 2001 to 55.4% at September 30, 2002. Among other things, our debt level:

  •
  increases our vulnerability to general adverse economic and industry conditions;

  •
  could limit our ability to obtain additional financing on favorable terms; and

  •
  requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

        In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and tests. At September 30, 2002, we were in compliance with such financial ratios and tests.

        Cash flows from operations are the company's principal source of liquidity. Cash flows from operations were $185.8 million during the nine months ended September 30, 2002, an increase of $13.7 million from $172.1 million during the same period in the prior year. The increase was primarily due to the following:

  •
  Changes in working capital, which includes trade and other receivables, inventories and accounts payable and accrued expenses, contributed $4.5 million (excluding a non-cash change of $15.3 million related to the decrease in value of certain of our foreign currency cash flow hedges resulting from the strengthening of certain foreign currencies relative to the U.S. dollar) during the nine months ended September 30, 2002, compared to a usage of $45.3 million during the same period in the prior year. The improvement is primarily due to:

  •
  lower days sales outstanding during 2002 versus the same period in the prior year;

  •
  an improvement in inventory turns in 2002 versus the same period in the prior year; and

  •
  a decrease in accounts payable and accrued expenses due to lower inventory purchases during 2002 as compared to 2001, driven by the slow-down in life science research and specialty testing sales and management's continued efforts to reduce inventory levels.

        The cash generated above was offset by the following usages of cash:

  •
  Increase in income taxes payable of $6.4 million during the current period, compared to a larger increase of $23.6 million during the same period in the prior year, a change of ($17.2) million primarily due to more income tax payments made during the current period and a lower effective tax rate.

  •
  Change in other assets and liabilities caused a usage of $14.5 million (excluding a non-cash change of $15.3 million, as noted above) during the nine months ended September 30, 2002, compared to a contribution of $7.0 million in 2001. This change is primarily due to cash contributions of $23.2 million to our U.S. defined benefit pension plans in 2002. These contributions were made on the recommendation of our actuary, due to the funded condition of the plan.

        For the first nine months of 2002 and 2001, investing activities used $103.3 million and $123.2 million, respectively, of cash consisting primarily of $103.9 million and $122.7 million, respectively, of additions to property, plant and equipment. Additions to property, plant and equipment includes cash expenditures associated with our instruments that are leased to customers under operating-type leases. The decrease in additions to property, plant and equipment from the prior year is primarily due to less expenditures associated with the implementation of our enterprise resource planning system (see below) and fewer additions related to assets under operating-type lease arrangements.

        Net cash used by financing activities was $55.0 million during the first nine months of 2002 compared to $56.5 million used during the first nine months of the prior year. Net cash paid to reduce our debt was $53.6 million in 2002 compared to $70.7 million in 2001. We paid $16.3 million and $15.6 million in dividends to our stockholders in 2002 and 2001, respectively. Proceeds received from the issuance of stock were $26.3 million and $27.3 million in 2002 and 2001, respectively. Lastly, purchases of stock deposited into the grantor trust created to support our executive deferred compensation plans, required a cash outflow of $14.0 million in 2002.

        We have chosen to implement an Oracle enterprise resource planning system ("ERP") to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes. Through September 30, 2002, we have capitalized $86.7 million of costs associated with this ERP system (which includes $20.7 million of capitalized internal labor costs). Based on our geographic rollout strategy, as of September 30, 2002, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations (except Japan). Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations. We expect that the majority of the work required to implement the remaining new systems will take place through 2003. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

        Based upon current levels of operations, anticipated cost savings and future growth, we believe our cash flows from operations (including the continued ability to sell certain receivables; see Note 6 "Sale of Receivables" of the Consolidated Financial Statements), together with available borrowings under our new credit facility which we entered into in July 2002 (see Note 11 "Debt Financing and Guarantor Subsidiaries" of the Consolidated Financial Statements) and other sources of liquidity (including leases and any other available financing sources) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs.

        As of September 30, 2002, we have $131.7 million of 7.10% unsecured Senior Notes due March 2003 outstanding. We anticipate repaying these notes through operating cash flows and/or our new credit facility that we entered into in July 2002 (see further discussion in our 2001 annual report).

        In September 2002, we paid a quarterly cash dividend of $0.09 per share of common stock, for a total of $5.6 million.

        In October 2002, our Company's Board of Directors authorized the repurchase of up to 5.0 million shares of our common stock to pre-fund our Company's stock-based employee benefit programs. The stock repurchase program is authorized to continue for the next three years.

        In October 2002, we filed a "universal shelf" registration statement with the U.S. Securities and Exchange Commission. The shelf registration gives us the ability to offer and sell up to $500.0 million of securities, which may include debt securities, preferred stock, common stock, and warrants to purchase debt securities, common stock, preferred stock or depository shares. The issuance of any such securities could represent new financing or could be used to refund existing debt. We have no immediate plans to offer or sell any securities.

Critical Accounting Policies

        The Securities and Exchange Commission defines critical accounting policies as those that are, in management's view, most important to the portrayal of the company's financial condition and results of operations and most demanding in their calls on judgment. We believe our most critical accounting policies relate to:

  •
  revenue recognition, including customer leased equipment;

  •
  reserves for doubtful accounts;

  •
  inventory adjustments for write-down of inventories to fair value;

  •
  determination of useful lives and assessments of impairment for identifiable intangible assets;

  •
  environmental and legal obligations; and

  •
  valuation allowances on deferred tax assets and income tax obligations.

        We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

Business Climate

        The clinical diagnostics, specialty testing and life science research markets are highly competitive with many manufacturers around the world and are subject to certain business risks. In addition, these markets are impacted by global economic and political conditions. In particular, government policies regarding (1) reimbursement for health care costs and (2) the approval of and reimbursement for new therapeutics have a significant impact on investment by pharmaceutical and biotechnology companies and hospitals. Future profitability may also be adversely affected if the relative value of the U.S. dollar strengthens against certain currencies.

Clinical Diagnostics

        The clinical diagnostics market can be unfavorably impacted by economic weakness and government and healthcare cost containment initiatives in general. In particular, the weakness in these markets as well as general economic conditions have affected the availability of funds for capital expenditures.

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

        The continuing consolidation trend among United States healthcare providers has increased pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity at a lower cost. In the U. S. hospital market, the primary focus of Beckman Coulter's diagnostic business, funding is better than it has been in several years but could be impacted by current economic conditions. In addition, as labor shortages continue to be an issue in clinical laboratories, our automated systems are helping to fill the void.

        With our leadership position in cellular analysis and our extensive capabilities in routine chemistry and immunodiagnostics, we are able to offer a broad range of automated systems that together can perform more than 75% of a hospital laboratory's testing needs and essentially 100% of the blood tests that are considered routine. We believe we are able to provide significant value-added benefits, enhanced through our expertise in simplifying and automating laboratory processes, to our customers.

Life Science Research

        The life science research market has been growing in recent years as an increasing understanding of genomics, cytomics, and proteomics has begun to move from scientific research toward having a real impact on clinical therapy. However, spending in this market also continues to be affected by governmental constraints on research and development spending, especially outside the United States and pharmaceutical/bioresearch capital investment.

        While U.S. supported research has been positive in recent years, it is subject to yearly approval by Congress and continued increases in funding is not guaranteed. Spending also may be negatively impacted by a prolonged recession, attempts to contain government spending in order to balance the budget and reduce deficit spending, or the need to make funds available for other programs. Even when funds are available, they may be used for other purposes. For example, while the National Institutes of Health funding was increased by 15% in 2002, funding went into infrastructure at the expense of capital equipment purchases.

        Spending on research by biotechnology and pharmaceutical companies is also dependent on global economic health. An ongoing recession can affect the number of biotechnology start-ups building laboratories and conducting research as well as the rate of research investment by biopharmaceutical companies. Pharmaceutical company research investment may also be negatively impacted by governmental intervention and regulations, including prescription drug costs, new drug approvals, switching of prescription drugs to generics, as well as industry consolidation. We believe that a recovery in capital spending in these markets may not occur until the end of next year, with the pharmaceutical market recovering before the biotechnology market.

        Longer term, we continue to see a slowdown in pharmaceutical and biotechnology discovery spending. Spending now appears to be moving from drug discovery into drug development, as pharmaceutical companies focus on bringing new products to market, faster. However, we believe this move opens new opportunities for robotic automation systems and in clinical research and clinical trial applications.

Specialty Testing

        In the specialty testing market, the long term outlook is positive with an increasing need for applications in the areas of clinical research and clinical trials. However, this market is tied in many ways to developments in the pharmaceutical and biotechnology markets and slowdowns in spending in these markets will ultimately affect the specialty testing market as well. Many of the same dynamics of the life science research market affect specialty testing.

Other Business Climate Factors

        Our new products originate from four sources:

  •
  internal research and development programs;

  •
  external collaborative efforts with individuals in academic institutions and technology companies;

  •
  devices and techniques that are generated in customers' laboratories; and

  •
  business and technology acquisitions.

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

        In addition to the business climate factors discussed previously, certain economic factors may influence our business:

  •
  currency fluctuations—as approximately 44% of our revenues in 2001 were generated outside the United States, and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other non-operating income and expense;

  •
  interest rates—as approximately 46% of our debt at September 30, 2002 is under variable interest rate terms. This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on certain of our long-term debt by effectively converting a fixed rate to a variable rate; and

  •
  general economic conditions—as the weakened global economy has pressured our customers, vendors and partners, the carrying value of various assets could be negatively impacted in future periods. This would include, but is not limited to, the various pension plan and post-employment benefit assets and liabilities. The assumptions used in determining the annual expense of these costs, such as the valuation of plan assets, discount rates and other assumptions are based on current economic conditions. Certain other assumptions are based upon a longer term economic view. We review and discuss these assumptions annually as to their reasonableness with our independent actuary and investment consultants. We believe that the assumptions we have used are reasonable. However, these assumptions are subject to change with future economic conditions and as such our annual benefits expense may vary.

Forward-Looking Statements

        This Form 10-Q contains forward-looking statements, including statements regarding, among other items:

  •
  anticipated product introductions;

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

        Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Mexican Peso and the Australian Dollar. As of September 30, 2002 and December 31, 2001, the net fair value of all derivative foreign exchange contracts was a net (liability) asset of ($7.1) million and $11.6 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2002. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $20.6 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $24.0 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Our September 30, 2002 significant foreign currency exposures were not significantly different than those at December 31, 2001.

        Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates is estimated to decrease or increase the remaining current year's pre-tax earnings by $0.9 million based on the amount of debt outstanding at September 30, 2002.

        Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 3 "Derivatives" of the Condensed Consolidated Financial Statements.

Item 4.    Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART II

OTHER INFORMATION

Item 1.    Legal Proceedings

        In December 1999, Streck Laboratories, Inc. ("Streck") sued Beckman Coulter, Inc. and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleges that certain hematology control products sold by Beckman Coulter, Inc. and/or Coulter Corporation infringe each of six patents owned by Streck, and seeks injunctive relief, damages, attorney fees and costs. Beckman Coulter, Inc., on behalf of itself and Coulter Corporation, denied liability. The trial is currently in progress. In addition to this matter, the Company is involved in a number of other lawsuits, which the Company considers to be ordinary and routine in view of its size and the nature of its business. The Company has not made any accrual in its consolidated financial statements for potential losses in any of these cases because it believes that adverse determinations are not probable and potential losses cannot be reasonably estimated. However, the outcome of litigation is inherently uncertain, and the Company can not be sure that it will prevail in any of these cases. An adverse determination in any case could have a material adverse effect on the consolidated financial statements of the Company.

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

15.
Independent Accountants' Review Report, October 24, 2002.

b)
Reports on Form 8-K

        CEO and CFO Certifications, August 14, 2002.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC. (Registrant)
Date: November 4, 2002	By	/s/ JOHN P. WAREHAM John P. Wareham Chairman of the Board, President, and Chief Executive Officer
Date: November 5, 2002	By	/s/ AMIN I. KHALIFA Amin I. Khalifa Vice President, Finance and Chief Financial Officer

CERTIFICATIONS*
PRINCIPAL EXECUTIVE OFFICER

        I, John P. Wareham, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Beckman Coulter, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002
By	/s/ JOHN P. WAREHAM Chairman of the Board, President, and Chief Executive Officer

PRINCIPAL FINANCIAL OFFICER

        I, Amin I. Khalifa, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Beckman Coulter, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002
By	/s/ AMIN I. KHALIFA Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX
FORM 10-Q, THIRD QUARTER, 2002

Exhibit Number	Description
11.	Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.
15.	Independent Accountants' Review Report, October 24, 2002.

QuickLinks

PART I FINANCIAL INFORMATION
PART II OTHER INFORMATION
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
BECKMAN COULTER, INC. Notes To Condensed Condolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes In Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K