Form 10-K
period 2002-12-31
BECKMAN COULTER INC
filed 2003-02-24
CIK 840467

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number 001-10109

Beckman Coulter, Inc.

4300 N. Harbor Boulevard, Fullerton, California 92834-3100 (714) 871-4848

(Principal Executive Offices)

Delaware State of Incorporation	95-104-0600 I.R.S. Employer Identification No.

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.10 par value Title of each class	New York Stock Exchange Name of each exchange on which registered

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

      Aggregate market value of voting stock held by non-affiliates of the registrant as of January 21, 2003: $1,915,193,035.

      Common Stock, $0.10 par value, outstanding as of January 21, 2003: 61,305,795 shares.

      Documents incorporated by reference in this report:

Documents incorporated	Form 10-K Part Number
Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on April 3, 2003	Part III

PART I

Item 1.	Business

Overview

      Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The Company designs, manufactures, and markets systems which consist of instruments, chemistries, software, and supplies that meet a variety of biomedical laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. Beckman Coulter competes in market segments that it estimates totaled approximately $35 billion in annual sales worldwide in 2002. The Company currently has products which address approximately half of that market.

      Beckman Coulter’s product lines include virtually all of the blood tests routinely performed in hospital laboratories and a range of systems for biomedical and pharmaceutical research. The Company has more than 200,000 systems operating in laboratories around the world, with a substantial portion of its annual revenues coming from after-market customer purchases of operating supplies, chemistry kits, and service. Beckman Coulter markets its products in approximately 130 countries, with approximately 43% of revenues in 2002 coming from outside the United States.

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

Customers and Markets — The Biomedical Testing Continuum

      From complex DNA sequencing to simple single-use diagnostic screening kits, Beckman Coulter is one of the largest companies devoted solely to biomedical testing. Beckman Coulter’s customers are continuously searching for processes and systems that help them perform tests faster, more efficiently, and at lower cost. To meet these needs, the Company leverages its investment in research and development and uses its core competencies in technology, applications, distribution, and service to create a range of systems that integrate instruments, software, and chemistries for use across the spectrum of biomedical testing.

Patient Care Testing

      Once diagnostic technologies and tests are generally accepted and receive any necessary regulatory marketing clearances, they become part of routine patient care. Physicians order tests such as cholesterol, glucose, and complete blood cell counts on a daily basis. These tests are used to provide information for diagnosis and to help monitor the efficacy of therapy. Beckman Coulter has one of the broadest product lines available to the diagnostic laboratory. This product breadth allows the Company to provide a systems approach to improving total laboratory productivity. The Company’s systems can perform over virtually all of the blood tests routinely performed on patient samples in the hospital laboratory. Beckman Coulter has estimated that the patient care testing market was $21 billion in 2002, based on annual worldwide sales.

      Beckman Coulter has top market positions in hematology, hemostasis, immunodiagnostics and routine chemistry testing. It is also a leader in providing progressive automation solutions that help labs reduce testing turnaround time, lower labor expenses, ensure the quality of testing, and reduce overall healthcare costs. In addition, Beckman Coulter is active in point-of-care testing. These tests are used for rapid diagnosis or on-going patient monitoring. Some tests, such as CBCs (complete blood counts) are performed on analyzers designed for quick, single-sample results. Others are performed using disposable, single-use tests to screen for pregnancy, infectious disease, ulcer-causing bacteria, and indications of cancer.

Research and Development Testing

      Life science research and clinical research are all evolving markets, thanks to advances in genomics and proteomics. With the rough map of the human genome complete, the work that will more directly affect patient care begins as researchers incorporate this information into specific studies to improve therapeutic efficacy. All of Beckman Coulter’s life science research products play a role in the biomedical research and development testing area, helping researchers to understand disease by simplifying and automating key testing processes.

      Universities and medical research laboratories represented about 46% of the market for life science research in 2002. These groups perform basic medical research to further understand the molecular basis of disease. Biotechnology firms and pharmaceutical companies represent the other 54% of the biomedical research market. They rely on Beckman Coulter’s instrument systems to speed the long and detailed drug discovery process.

      More than 125,000 Beckman Coulter systems operate in life science laboratories today. The Company is a technological leader in robotic automation/ liquid handling, centrifugation and capillary electrophoresis. Beckman Coulter has estimated that the market for life science research and development testing in 2002 was approximately $11 billion, based on annual worldwide sales.

Specialty Testing

      Once new therapeutics and vaccines emerge from the research phase, they move into clinical trials to evaluate their effectiveness. In this stage, standard blood chemistry tests are run on patients regularly. Specialty testing includes also clinical research, where human samples are used to characterize disease states.

      As new diagnostic technologies and tests move from research applications into more general patient use, they are often performed in private laboratories or university hospitals. Genetic testing, cancer monitoring and special immune system testing fall into this “specialty testing” category. The market for specialty testing was estimated to be $3 billion in 2002, based on annual worldwide sales.

Market Dynamics

      The size and growth of Beckman Coulter’s markets are influenced by a number of factors, such as technological innovation in bioanalytical practice, government funding for basic and disease-related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, healthcare spending, and physician practice patterns. As a result of cost containment pressures and the factors described above, Beckman Coulter expects its markets to grow in the low single digits over the short term. In the long term, Beckman Coulter expects worldwide healthcare expenditures for diagnostic testing to increase, primarily as a result of growing demand for services generated by the aging of the world population, increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer), and expanding demand for improved healthcare services in developing countries.

      Consolidation also is a key factor affecting the clinical diagnostics market. Attempts to lower costs and increase efficiencies have led to consolidation among healthcare providers in the United States. One result of this consolidation is the formation of powerful provider groups and integrated health care networks that leverage their purchasing power with suppliers to contain costs. In international markets, multiple hospital tenders have become a standard purchasing tool. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive.

      In the life science research market, funding for government and academic research is expected to be relatively healthy through the end of 2003. Pharmaceutical research and development spending was soft in 2002 but may begin to rebound in late 2003. Biotechnology spending has been unstable due to lack of investment funds and will not likely rebound until 2004, at the earliest. The competitive environment in the drug discovery sector drives growth in biopharma, as pharmaceutical companies seek tools that speed the process of drug discovery testing. Industrial genomics, the application of genomic sequencing, is increasing as an out growth of the human genome initiative. Proteomics, the analysis of protein mass, structure and function is emerging. In its infancy is the study of cellomics, cell function and activity. These three key focus areas, genomics, proteomics and cellomics require specific tools and applications to solve testing needs that may be specific to one therapeutic or apply to a broader range of processes used in the research, development and testing of new drugs.

Business Segments

      Prior to 2002, Beckman Coulter served the entire biomedical testing continuum from two business segments — Life Science Research and Clinical Diagnostics, and all of the Company’s reporting reflected these two segments. During 2002, the Company was organized into three divisions — Clinical Diagnostics, Life Science Research and Specialty Testing. The following table shows the breakdown of sales between the three market segments:

Product Sales as a Percent of Total Product Sales

	2002	2001	2000

Clinical Diagnostics	69	67	68
Life Science Research	22	23	22
Specialty Testing	9	10	10

      Beginning in 2003, the Company will return to a two segment structure. The existing Clinical Diagnostics Division will continue in its present form. The existing Life Science Research Division and the existing Specialty Testing Division will be consolidated into a new Biomedical Research Division. Reporting reflecting this new two division structure will begin in 2003.

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

      IVD systems are composed of instruments, reagents, consumables, service and data management systems. They automate repetitive manual tasks, improve test accuracy, and speed the reporting of results. Instruments typically have a five-to ten-year life. Reagents are substances that react with the patient sample to produce measurable, objective results. The consumables vary across application segments but are generally items such as sample containers, adapters, and pipette tips used during test procedures. Reagents, accessories, consumables, and services generate significant ongoing revenues for suppliers. Sample handling and preparation devices as well as data management systems are becoming increasingly important components of IVD systems. These system enhancements improve testing quality, enhance lab safety, and reduce customer costs through automation.

      Beckman Coulter believes that the most important criteria customers use to evaluate IVD systems are operating costs, reliability, reagent quality, and service. It also believes that by providing a fully integrated system that is cost effective, reliable and easy to use, it builds loyalty among customers who value consistency and accuracy in test results.

      The major diagnostic fields that comprise the IVD industry are clinical chemistry, immunochemistry, microbiology, hematology and blood banking. The IVD industry market was estimated to be approximately $22 billion in 2002, based on annual sales worldwide. Beckman Coulter primarily serves the hospital and reference laboratory customers of the IVD market, who tend to use more precise, higher volume, and more automated IVD systems. In 2002, hospital and reference laboratory customers constituted approximately $16 billion of the IVD market. Beckman Coulter divides this market into five major subcategories — clinical chemistry, hemostasis, immunodiagnostics, clinical hematology, and primary care.

Clinical Chemistry Systems

      Clinical chemistry systems use electrochemical detection or chemical reactions with patient samples to detect and quantify substances of diagnostic interest (referred to as “analytes”) in blood, urine, and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins, and enzymes. Beckman Coulter offers a range of automated clinical chemistry systems to meet the testing requirements of varying size laboratories, together with software that allows these systems to communicate with central hospital computers. To save time and reduce the opportunity for errors, systems identify patient samples through barcodes. Automated clinical chemistry systems are designed to be available for testing on short notice, twenty-four hours a day. Beckman Coulter has generally configured its systems for the work flow in medium and large hospitals, but the systems also have application in regional reference laboratories. Over 100 tests for individual analytes are offered for use with Beckman Coulter’s clinical chemistry systems. These products range in price from $45,000 to over $500,000.

      Beckman Coulter’s line of SYNCHRON® clinical systems is a family of products which include modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON systems were developed in response to changes in reimbursement policies for hospital and clinical laboratories that required them to be more efficient. The SYNCHRON systems have been designed as compatible modules which may be used independently or in various combinations with each other to meet the specific needs of individual customers. The smallest of these modules is the SYNCHRON CX®3(Delta Symbol) analyzer. It is designed to perform a number of the tests routinely ordered by physicians and has up to nine on-board chemistries. The SYNCHRON CX®4 PRO, CX®5 PRO, CX®7 Super, CX®9 PRO, and LX®20 PRO analyzers are random-access systems designed to perform routine chemistry profiles as well as some special chemistry profiles. These systems can perform over 85% of the laboratory’s general chemistry testing requirements.

Clinical Laboratory Automation

      Beckman Coulter has addressed the increasing focus on efficiency and cost savings in the clinical laboratory though its Power Processor System, which allows the laboratory to automate a number of pre-

analytical steps, including sample log-in and sorting through bar code technology, centrifugation, and cap removal. The Power Processor System also sorts the prepared samples into discrete racks for further processing on the SYNCHRON LX and CX Systems, the Access® immunoassay system and other instruments. In late 2002, Beckman Coulter took laboratory automation a step further, from preanalytical automation to analytical automation, when it introduced its SYNCHRON LX®i 725 System. The SYNCHRON LXi 725 System integrates Beckman Coulter’s Access immunoassay and SYNCHRON clinical chemistry technologies into a single system, consolidating the majority of chemistry and immunoassay testing onto one system and providing consolidated sample handling and data management.

Hemostasis Systems

      Hemostasis systems rely on clotting, chromogenic, and immunologic technologies to provide the detailed information that the clinician requires to diagnose bleeding and clotting disorders and to monitor anticoagulant therapy. Beckman Coulter offers a complete line of hemostasis systems and reagents as the North American distributor of the Instrumentation Laboratory (“IL”) line of hemostasis products.

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

      Beckman Coulter’s two primary immunodiagnostic systems are the IMMAGE® immunochemistry system and the Access® immunoassay system. The IMMAGE system is a high-throughput immunochemistry analyzer for specific proteins, various immunologic markers, and therapeutic drugs. This system provides automated random-access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches. The Access system serves as a disease state management platform used to help medical professionals monitor critical parameters for thyroid function, anemia, blood viruses, infectious disease, cancer, allergy, fertility, therapeutic drugs, diabetes, and cardiovascular and skeletal diseases.

      During 2001, Beckman Coulter introduced the Access® 2 immunoassay system. The new system utilizes all current Access system assays and provides enhanced user interface and sample handling capabilities. The Access® AccuTnITM cardiac test, which is used to aid in the diagnosis and treatment of heart attacks, also was introduced in 2001. This new test is a highly sensitive, twelve-minute test that measures levels of Troponin I, a protein that is released into the bloodstream after a heart attack.

      Beckman Coulter also offers a number of electrophoresis systems. These systems provide analytical information by using an electrical charge to separate a sample into its various components. The presence or absence of various components as well as the relative concentrations of each provide diagnostic information.

The relative concentration of each component is determined by scanning the test result using a densitometer. Beckman Coulter sells a variety of manual and automated electrophoresis products under the name Paragon® systems. The manual Paragon® electrophoresis systems allow Beckman Coulter to offer a full range of electrophoresis products that provide specialized protein analysis for clinical laboratories. Paragon reagent kits are used in the diagnosis of diabetes, as well as cardiac, liver, and other diseases. The APPRAISE® densitometer is used in conjunction with Paragon reagent kits. The Paragon CZE® 2000 system was the first automated capillary electrophoresis system specifically designed for the clinical laboratory. This system is designed to fully automate the manual and labor-intensive conventional electrophoresis analysis of serum protein electrophoresis (SPE) and immunofixation electrophoresis (IFE). Positioned to complement the Paragon gels and the APPRAISE densitometer, the Paragon CZE 2000 clinical system is targeted at high-volume electrophoresis labs worldwide.

Primary Care Diagnostics

      Primary care diagnostic products are used in physicians’ office laboratories, clinics, hospitals, and other medical settings. These products include a range of rapid diagnostic test kits and hematology instruments that give physicians immediate information to help them manage patient treatment. The Hemoccult® and Hemoccult® SENSA® tests are the accepted standard in fecal occult blood testing and are used as aids in screening for gastrointestinal disease and colorectal cancer. The Gastrocult® test is the only rapid test designed specifically for gastric occult blood and pH testing. The FlexSure® HP test is used to aid in the diagnosis of H. pylori infection, which is associated with peptic ulcers. The ICON® Fx Strep A test detects Strep A antigen from throat swabs, giving results in two to five minutes, so appropriate treatment can begin immediately. The ICON® II hCG is the “gold standard” in pregnancy testing, detecting the lowest levels of hCG. In 2002, Beckman Coulter acquired the assets of Avocet, providing it with the technology to develop a point-of-care coagulation device in the future.

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

      Systems designed for the high-volume segment include the COULTER® LH 700 series of hematology systems, the COULTER® GEN • STM hematology systems, and the COULTER® STKSTM hematology systems. The COULTER® LH 750 hematology system was introduced in 2001. The system offers random-access capability to improve laboratory efficiency and productivity. It also provides walk-away, whole blood analysis for CBCs, five-part white blood cell differential plus enumeration of nucleated red blood cells, red cell morphology, and reticulocyte analysis with automated slide making and staining from a single aspiration of blood. The system automates manual interpretation and result verification through its data management workstation.

      The GEN • S system provides walk-away, whole blood analysis for CBCs, five-part white blood cell differential, red cell morphology, and reticulocyte analysis with automated slide making and staining. In addition, the system automates manual interpretation and result verification through its data management workstation. The STKS is a cost-effective system designed for the high-volume clinical laboratory, which provides a CBC and five-part white blood cell differential; red cell morphology, and semi-automated reticulocyte analysis. These high-volume hematology systems typically sell in the $70,000 to $120,000 price range.

      Moderate volume hematology systems include the COULTER® HmX and the COULTER® MAXMTM hematology systems. These systems offer the technology features of larger systems in a compact bench top system designed for the moderate volume market segment. The HmX is available in two configurations, a fully automated walk-away system and a single-sample loading system. Both systems come with a data management system. The COULTER HmX hematology system offers the same comprehensive CBC, five-part white blood cell differential, red cell morphology, and semi-automated reticulocyte analysis as the COULTER STKS. The system uses advanced VCS technology in an affordable instrument for the moderate volume workload laboratory. The MAXM hematology system is a cost effective, bench top system designed for the moderate volume laboratory. The system utilizes VCS technology to produce an accurate and reliable CBC, five-part white blood cell differential, and semi-automated reticulocyte analysis. These moderate volume hematology systems typically sell in the $40,000 to $75,000 price range.

      Low-volume hematology systems include the COULTER® Ac•TTM family of hematology systems. The COULTER Ac•T hematology analyzer offers a complete blood count. The COULTER Ac•T diff adds three-part white blood differential analysis to the system. The COULTER Ac•T diff 2TM added the safety of closed vial sampling to the CBC and three-part white blood cell differential analysis capabilities. Finally, the COULTER Ac•T 5 diffTM system, introduced in 2001, offers the capability of CBC and five-part white cell differential using absorbance, cytochemistry and volume (ACV) technology. All of the Ac•T series hematology analyzers are designed to use a very small sample volume, making them ideal for analysis of pediatric samples. These low volume hematology systems typically sell in the range of $10,000 to $35,000.

Specialty Testing Products

Overview

      Specialty testing focuses on customers in medical centers, reference laboratories, and pharmaceutical research organizations who perform clinical trials, conduct immunodisease testing, conduct disease related research, and perform esoteric testing. The clinical trials portion of this customer base focuses on the development of new drugs and vaccines. As part of this process, they perform controlled clinical studies to evaluate drug safety and effectiveness. The Cytomics and Immunomics operations of Specialty Testing provide effective tools and chemistries to perform these functions. Disease-related research focuses on specific clinical diseases, such as diabetes, cardiac conditions, leukemia, lymphoma, and many others.

      Esoteric testing involves the evaluation of clinical applications prior to obtaining regulatory approvals. The types of tests currently under evaluation include blood tests for prions, minimal residual disease, HIV genotyping, neural tumor diagnosis, loss of heterozygosity, and others. Beckman Coulter currently offers products that address all areas of this market via its Immunomics, Cytomics, and Particle Characterization operations. In 2002, Beckman Coulter created a molecular diagnostics unit to address opportunities in this new and promising field. Beckman Coulter estimates that the market for specialty testing was $3 billion in 2002.

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

      This line of products — called iTAgTM MHC Tetramers — include standard research products and custom products designed to meet the needs of researchers measuring the response to specific peptides. Performed on flow cytometers, these cellular immune response tests can be used in a variety of clinical research activities, such as in clinical trials to quickly determine if new vaccines or therapies are creating the appropriate response in the body. Ultimately, Beckman Coulter anticipates that complementary IVD tests will be developed using the same technology. During 2001, Beckman Coulter introduced three additional ready-to-use MHC Tetramer research reagents for Cytomegalovirus (CMV), Epstein-Barr Virus (EBV), and Influenza. During 2002, the product portfolio was significantly expanded to cover over eight HLA specificities and numerous disease targets, based on customer needs. In 2002, the Company also announced a breakthrough in autoimmune testing. These products, called Class II MHC Tetramers, can be used to detect and quantitate T-Cells involved in autoimmune diseases such as Type I diabetes, rheumatoid arthritis, and multiple sclerosis.

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

      Beckman Coulter’s line of flow cytometry systems includes the COULTER® EPICS® ALTRATM HyPerSort Cell Sorting System, the COULTER® EPICS® XLTM Flow Cytometer, and the new Cytomics FC 500 Series flow cytometry systems. The EPICS ALTRA system is used for advanced diagnostics and research. It is designed to perform sophisticated cell analysis and sorting applications using Beckman Coulter’s extensive portfolio of reagents. The EPICS ALTRA performs complex multi-parameter applications such as DNA analysis, physiologic measurements, chromosome enumeration, and the study of the hematopoetic process. The cell sorting capability of the system allows for the rapid separation of very large numbers of specific cell populations from a heterogeneous mixture. The EPICS XL flow cytometer is a bench top flow cytometer used primarily to analyze white blood cells in clinical and clinical research settings. Because the system is flexible and upgradeable with varying sample preparation systems, it has proven successful in different environments, from research labs to high- and low-volume hospital and commercial labs. In 2002, Beckman Coulter introduced the first in its Cytomics FC 500 Series of flow cytometer systems. This dual-laser, five-color cytometer is aimed at the clinical research and research markets. These products sell in the $70,000 to $400,000 range.

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

      Two of the main product lines are the Multisizer 3 and the Z Series analyzers. These “Coulter Counter” based instruments are considered to be the highest resolution particle and cell size/count analyzers in the world. They have become standardized systems in areas such as platelet cell counting and research for body fluids. They also have uses in a number of industrial processes. Complementing these products are other high-resolution instruments such as the LS Series laser diffraction particle size analyzers. These systems are heavily used in the pharmaceutical arena as well as general industrial applications such as paints and cements. Other systems available offer users solutions utilizing image analysis, surface area analysis, Zeta Potential, and membrane porosity analysis. In 2002, Beckman Coulter introduced the Vi-CELLTM cell viability analyzer. This small analyzer automates what is currently a labor intensive, manual process widely used in tissue culture studies and cell yields from fermentation processes. In addition, various enhancements were introduced to existing products in the particle sizing market. System prices range from $9,000 to $80,000.

Molecular Diagnostics

      Molecular diagnostics is an emerging and promising field that includes genotyping, genetic disease testing, and infectious disease testing. As knowledge of the genome and its functioning continues to expand, new applications are being developed and, in some cases being used today, as diagnostic tools as well as in genetic disease susceptibility testing. Beckman Coulter began focusing on this market in 2002 with the formation of a group dedicated to the development of applications in molecular pathology. This group is currently working on products based on use of the CEQTM 8000 genetic analysis system.

Life Science Research Products

Overview

      Life science research is the study of the characteristics, behavior, and structure of living organisms and their component systems. Life science researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes. Beckman Coulter focuses on customers doing research in university and medical school laboratories, research institutes, government laboratories, and biotechnology and pharmaceutical companies. Beckman Coulter estimates that the market for life science research instruments and related biochemicals and supplies used by these customers was approximately $11 billion in 2002.

      The products which Beckman Coulter provides to serve these customers include centrifuges, liquid handling robotic workstations, capillary electrophoresis systems, DNA sequencers, DNA synthesis chemicals, spectrophotometers, high pressure liquid chromatography (HPLC) systems, pH meters, and liquid scintillation counters. Trends in the life science research market include growth in funding for proteomic, genomic, and functional analysis of cells for purposes of basic biomedical research and for genetic analysis and drug discovery research. Drug discovery research has further facilitated an increased demand for automation and efficiency in high-throughput processes. Beckman Coulter divides its life science research products into two broad categories — robotic automation and genetic analysis, and centrifugation and analytical systems.

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

      DNA sequencers allow researchers to determine a nucleic acid sequence through an electrophoretic separation. DNA synthesizers use specialized chemicals as building blocks to create primers and probes, which are required for many molecular biology reactions. These techniques are central to molecular biology and the understanding of the genetic component of life processes. Beckman Coulter’s primary entry in the DNA sequencing field is its CEQTM 2000XL DNA analysis system, which was introduced in 2000. An updated, automated genetic analyzer, the CEQTM 8000 DNA analysis system was introduced in 2002. These systems use capillary electrophoresis technology, along with Beckman Coulter’s proprietary linear polyacry-

lamide gel to obtain large reads of genetic code in less time. DNA analysis systems sell in the range of $80,000 to $120,000.

      SNPs (single nucleotide polymorphisms) are variations in genetic code that can predispose people to certain illnesses and cause unique responses to treatment. Scientists hope to understand how and when these genetic variations are manifested differently in chronic conditions like asthma, diabetes, heart disease, and cancer. Beckman Coulter’s CEQ DNA analysis systems may be utilized by its customers to analyze SNPs and their underlying sequences. Beckman Coulter has further collaborated with companies such as Third Wave Technologies, Orchid BioSciences, and Sequenom to develop new methods for faster SNP analysis using products such as Beckman Coulter’s Biomek® automated laboratory workstations and SAGIANTM Core systems to streamline the task. These products provide customers with the means to perform low-cost, automated assay development as well as accurate analysis of tens of thousands of human genetic variations. In late 2002, Beckman Coulter signed several agreements with Orchid Bio-Sciences to obtain rights to use their SNP-IT and SNP analysis technology on various platforms and to acquire their SNP genotyping instrument system.

      Liquid handling robotic workstations and integrated systems automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations include the dispensing, measuring, dilution, and mixing of samples and analysis of reactions as well as robotic manipulation of samples. Key products in this area are Beckman Coulter’s SAGIANTM Core systems and its Biomek® FX automated laboratory workstation, which was introduced in 2000. These products use sophisticated scheduling and data handling software to help biotechnology and pharmaceutical firms substantially reduce the time to market for new drugs by allowing them to process assays 24 hours a day. In 2001, Beckman Coulter introduced tube-to-plate, 384-well, and 1536-well pipetting options for use on these systems. In 2002, an upgraded Biomek FX workstation was introduced. This system is capable of completely automating ELISA and homogenous biological assays. During 2002, Beckman Coulter also introduced additional software products for use with its liquid handling systems that optimize high throughput assay development and facilitate tracking of samples through the automation process. Prices for these systems range from $50,000 to $500,000.

      In 2000, Beckman Coulter signed distribution agreements with Cellomics, Inc. and Promega Corporation to sell their specialized products in concert with its automation systems. Cellomics’ array scan products are used in drug discovery applications to measure multiple cellular responses to experimental drugs in an automated, high-throughput fashion. In 2002, Beckman Coulter further expanded its relationship with Promega to include distribution of additional nucleic acid purification products, giving researchers a fast, automated approach to obtain DNA. In addition, Beckman Coulter automated Promega’s DNA IQTM purification chemistry on the Biomek 2000 workstation. This combination will enable forensic scientists to compress the time it takes to extract DNA from a sample. In 2001, Beckman Coulter acquired Anthos Labtec Instruments GmbH, obtaining microplate reader detection capability. Microplate readers allow highly parallel analysis of biomolecules and are standard tools used in life science research and drug discovery operations.

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

      Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA, viruses, and other cellular components to retain their biological activity. Beckman Coulter’s centrifuges also are finding uses in genomic and proteomic research, where the instruments increase productivity in sample preparation. Centrifuge models range from small table top units, such as the Microfuge® line of products to larger, free-standing units, such as the Avanti® J Series. In 2002, Beckman Coulter introduced the Avanti® JE centrifuge, a new, high performance, general centrifuge, and the OptimaTM L-XP, a new ultracentrifuge used in cytomics and proteomics applications. Centrifuges are priced from $2,000 to $250,000.

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

      Researchers often insert radioactive atoms into compounds that are then introduced into biological systems. The compounds can be traced to a specific tissue or waste product by measuring the amount and type of radioactive label that is present with a liquid scintillation counter. Beckman Coulter’s LSTM series liquid scintillation systems sell in the $16,000 to $30,000 range.

Competition

      All of Beckman Coulter’s markets have significant barriers to entry. One major barrier is the research and development investment and technical infrastructure needed to develop complex systems which require the integration of engineering, life science (biological and chemical), and computer science disciplines. In addition, it is necessary to have an extensive worldwide distribution infrastructure with highly qualified personnel to provide sales, service, customer training, and technical product support. Also, in some cases, authorization to market clinical diagnostics products must be obtained from regulatory authorities in the United States and other countries.

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

      Competitors in the clinical diagnostics market include Abbott Laboratories (Diagnostics Division), Bayer AG (Diagnostics Business Group), Dade Behring, Johnson & Johnson (Ortho-Clinical Diagnostics, Inc.), Roche Group (Diagnostics Division), Diagnostic Products Corporation, Diagnostica Stago, and Sysmex Corporation. Competitors focused more directly in the life science research market include Agilent Technologies (Chemical Analysis Group), Amersham Biosciences, Bio-Rad Laboratories, Inc., Hitachi High-Technologies Corporation (Life Sciences), PerkinElmer, Inc., Applera Corporation (Applied Biosystems), Shimadzu Corporation, Tecan Group, Ltd., Waters Corporation, SPX Corporation (Kendo Laboratory

Products), Jouan Group, and Thermo Electron Corporation (Life Sciences). In Specialty Testing, the primary competitor is Becton Dickinson and Company (BD Bioscience Immunocytometry Systems).

Research and Development

      Beckman Coulter’s new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers’ laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, and automated sample processing and information technologies. Beckman Coulter’s research and development teams are skilled in a variety of scientific, engineering, and computer science disciplines, in addition to a broad range of biological and chemical sciences. Beckman Coulter’s research and development expenditures were $183.9 million in 2002, $189.6 million in 2001, and $185.0 million in 2000.

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

Patents and Trademarks

      Beckman Coulter’s primary trademark and trade name is “Beckman Coulter” alone or in association with its logo. The company vigorously protects its primary trademark, which is used on or in association with Beckman Coulter’s worldwide products offerings. The Company believes that the name “Beckman Coulter” is recognized throughout the worldwide scientific and diagnostic community as a premier source of biomedical instrumentation and products. Beckman Coulter also owns and uses secondary trademarks on or in association with various products for product differentiation purposes. “Coulter” is used as a secondary mark and source identifier with some products of the company.

      Beckman Coulter actively seeks and maintains exclusive patent rights in areas of technology important to its business. Beckman Coulter currently maintains a worldwide portfolio of approximately 1,100 active patents and pending applications for patents. These are assigned to several subsidiaries of the company, one of which is a patent holding company, Coulter International Company. In addition, whenever appropriate, Beckman Coulter obtains licenses under patents held by third parties.

      Beckman Coulter’s patents include approximately 500 active U.S. patents and approximately 150 applications for U.S. patents, with the balance being patents and pending applications on selected products or technologies in markets outside the U.S. The entire portfolio of patents and applications is distributed approximately equally between the life science research segment and the clinical diagnostics segment. Some patents are applicable to both segments with respect to instruments and products that have utility in either segment. The Beckman Coulter patent portfolio provides the company a level of exclusivity with respect to its products, and serves as the basis for negotiating licenses with others having exclusive rights.

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

      Virtually all of the Company’s clinical diagnostics products and some of its life science research and specialty testing products are classified as “medical devices” under the United States Food, Drug and Cosmetic Act. The Food, Drug and Cosmetic Act requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with regulations administered by the United States Food & Drug Administration (“FDA”). These regulatory requirements include the following:

•	Establishment Registration — The Company must register with the FDA each facility where regulated products are developed or manufactured. These facilities are periodically inspected by the FDA.

•	Marketing Authorization — The Company must obtain FDA authorization to begin marketing a regulated product in the United States. For most of the Company’s products, this authorization is obtained by submitting a pre-market notification which simply provides data on the performance of the product. This data is reviewed by FDA’s staff and, in most cases, authorization to begin marketing is received within ninety days from submission of the notification. A small number of products must go through a formal pre-market approval process which includes the performance of clinical studies and review of the product by a formal scientific review panel.

•	Quality Systems — The Company is required to establish a quality system which includes procedures for ensuring that regulated products are developed, manufactured, and distributed in accordance with specified standards. The Company also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products.

•	Labeling — The labeling for the products must contain specified information and, in some cases, the FDA must review and approve any quality assurance protocols specified in the labeling.

•	Imports and Exports — The Food, Drug and Cosmetic Act establishes requirements for importing products into the United States and exporting them from the United States. In general, any limitations on importing and exporting products apply only to products that have not received marketing authorization. These requirements have minimal impact on the Company since it routinely obtains marketing authorization for its products.

•	Post-market Reporting — After regulated products have been distributed to customers, the Company must investigate and report to the FDA certain events involving the products and also must notify the FDA when it conducts recalls or certain types of field corrective actions involving the products.

      The Food, Drug and Cosmetic Act gives the FDA the authority to bring legal action to enforce the act and address violations. Legal remedies available to the FDA for violations of the act include seizure of violative products, injunctions against the distribution of the products, and the assessment of civil penalties. The FDA normally provides companies with an opportunity to correct alleged violations before taking legal action.

      The Company has received a Warning Letter from the FDA relating to the Company’s retrovirology operations located in Hialeah, FL, and has responded to the FDA describing in detail the actions it is taking to address the FDA’s concerns. This is a small operation and sales of its products are not material to the Company’s results of operations.

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

      The EU also has adopted a number of “directives” that specify requirements for medical devices and other products. Beckman Coulter’s products that are covered by these directives must comply with their requirements in order to be sold in the EU. The key directives that have been applicable to Beckman Coulter’s products include those establishing requirements for electromechanical safety, electromagnetic compatibility, packaging and packaging waste, and non-implantable medical devices. In order to comply with these requirements, the company has taken steps such as modifying certain of its designs, obtaining specialized test equipment, generating information about its packaging materials, and modifying its product labeling. In 1999, the EU adopted a new directive establishing requirements for in vitro diagnostic products. This directive is being phased in, beginning in 2000, and will become mandatory in December 2003. The Company has taken action to address the requirements of the directive and believes that it will be in substantial compliance with those requirements by the implementation date.

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

Environmental Matters

      The Company is subject to federal, state, local and foreign environmental laws and regulations. Although the Company continues to make expenditures for environmental protection, it does not anticipate any expenditures to comply with such laws and regulations which would have a material impact on the Company’s operations or financial position. The Company believes that its operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

      To address contingent environmental costs, the Company establishes reserves when the costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the reserves established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on the Company’s operations, financial condition or liquidity, although no assurance can be given in this regard.

      In 1983, the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency (“EPA”) issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The EPA has agreed that the Company has completed remediation of a substantial portion of the site and has agreed that the Company can discontinue its pump and treat activities and implement monitored natural attenuation as the remedial action for the small portion of the site where remedial action is still needed. SmithKline Beckman, the Company’s former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company’s earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

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

Employee Relations

      As of December 31, 2002, Beckman Coulter had approximately 7,100 employees located in the United States and approximately 2,900 employees in international operations. Beckman Coulter believes its relations with its employees are good.

Geographic Area Information

      Information with respect to the above-captioned item is incorporated by reference to Note 14, “Business Segment Information” of the Consolidated Financial Statements included in Item 8 of this report.

Risk Factors and Forward Looking Statements

      This report on Form 10-K, the Company’s quarterly reports on Form 10-Q, its other SEC filings, its press releases, and its other written and oral statements throughout the year may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be recognized by the use of terms such as “should”, “may”, “outlook”, “anticipates”, “expects”, and “foresees”. All forward-looking statements are based on information available and the Company’s expectations at the time they are made, and are subject to a number of risks and uncertainties, some of which are beyond the Company’s control.

Sales

      The Company’s ability to achieve its anticipated level of sales is affected by factors such as capital spending policies, capital markets, and the availability of government funding. In particular, many life science research customers are reliant on government funding and a number of clinical diagnostics customers rely on prompt and full reimbursement by Medicare and equivalent programs in other countries. Life science research sales also are affected by pharmaceutical company spending policies and access to capital by biotechnology start ups. Clinical diagnostics sales are affected by the Company’s ability to enter into contracts with group purchasing organizations and integrated health networks. Sales, in general, also are affected by factors such as the effect of potential health care reforms, loss of market share through aggressive competition, the rate at which new products are introduced by the Company and its competitors, the extent to which new products displace existing technologies, comparative pricing, especially in areas where currency has an effect, and general economic conditions in significant foreign countries in which the Company does business, such as Japan and Germany.

Earnings and Financial Results of Operations

      Actual earnings may differ from those estimated due to a variety of factors. Since the Company does a substantial part of its business outside of the United States, earnings can be significantly impacted by changes in foreign currency exchange rates. Earnings also may be impacted by unanticipated increases in interest rates on the portion of the Company’s debt that is not fixed, thereby increasing the Company’s interest expense. Earnings per share (EPS) may be affected by the number of shares outstanding and, with respect to diluted EPS, the number and value of options outstanding. The effect of taxes and changes in tax policy also may have an effect, as may unanticipated increases in labor and other costs. In recent years, consolidation among health care providers and the formation of buying groups has put pressure on pricing. Similarly, increases in the number of instrument systems leased rather than purchased and changes in allocation between the hardware and consumables portion of contracts could change the timing of earnings. These pressures challenge the Company’s ability to maintain historical profit margins, unless it can also obtain equivalent decreases in operating costs.

Products

      Expected introductions of new products may be impacted by complexity and uncertainty regarding development of new high-technology products. In addition, the Company’s ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property and by the viability of supply partners for those products where Beckman Coulter is a distributor. Introduction of new products may be affected by delays in obtaining any government approvals necessary to market the products, particularly in clinical diagnostics. Introduction of new products also may be delayed due to shortages in qualified engineers, programmers, and other key labor categories. The ability to obtain raw materials and components, especially in the rapidly evolving electronic components market, usually does not affect the introduction of new products, but may affect the Company’s ability to achieve anticipated production levels.

Available Information

      Beckman Coulter routinely files reports and other information with the SEC, including Forms 8-K, 10-K, 10-Q, and 11-K, Form S-8, and Form DEF 14A. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is “http://www.sec.gov”.

      The Company maintains an Internet website which includes a link to a site where copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These materials may be accessed by accessing the website at “http://www.beckmancoulter.com” and selecting “Investor Relations”. Paper copies of these documents also may be obtained free of charge by writing to the Company at “Beckman Coulter, Inc., Office of Investor Relations (M/S A-38-C), 4300 N. Harbor Blvd., P. O. Box 3100, Fullerton, CA 92834-3100”.

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

      Part of Beckman Coulter’s computer software products business is located in Allendale, New Jersey, its facility for the production of Hemoccult test kits and related products is located in Sharon Hill, Pennsylvania, and its facility for production of microplate readers is in Salzburg, Austria. A portion of Beckman Coulter’s laboratory robotics operations are conducted in facilities located in Indianapolis, Indiana. Beckman Coulter’s European administration center is located in Nyon, Switzerland.

      In early 2002, the Company entered into agreements with a third party to provide distribution services in the United States. As a result, Beckman Coulter’s products are now distributed from that company’s warehouses located in Ontario and Hayward, California; Memphis, Tennessee; and Jersey City, New Jersey. The third party provider also has taken over Beckman operation of Coulter’s former distribution center in Somerset, New Jersey. Beckman Coulter continues to operate distribution locations in Brea and Fullerton, California; Chaska, Minnesota; Dusseldorf, Germany; and Paris, France.

      Beckman Coulter owns the facilities located in Carlsbad, Fullerton, and Porterville, California; some of the facilities in Hialeah, Florida; and a facility in Krefeld, Germany. All of the other facilities are leased. The Brea and Palo Alto, California; Miami, Florida; and Chaska, Minnesota facilities, which were previously owned by Beckman Coulter and sold in 1998, are leased for initial terms of twenty years with options to renew for up to an additional thirty years.

      Beckman Coulter believes that its production facilities meet applicable government environmental, health and safety regulations, and industry standards for maintenance, and that its facilities in general are adequate for its current business.

Item 3.     Legal Proceedings

      The Company is involved in a number of lawsuits, which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on its results of operations, financial position or liquidity. However, the Company can not give any assurances regarding the ultimate outcome of these lawsuits and their resolution could be material to the Company’s operating results for any particular period, depending upon the level of income for the period. In December 1999, Streck Laboratories, Inc. (“Streck”) sued Beckman Coulter, Inc. and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleged that certain hematology control products sold by Beckman Coulter, Inc. and/or Coulter Corporation infringed each of six patents owned by Streck, and sought injunctive relief, damages, attorney fees and costs. Beckman Coulter, Inc., on behalf of itself and Coulter Corporation, denied liability. Trial of the action commenced in late October, 2002. On November 12, 2002, while the trial was underway, the parties reached a settlement of the litigation. Under the terms of the settlement, a judgment was entered that the six Streck patents are valid and were infringed by Beckman Coulter. Beckman Coulter also agreed to pay Streck a confidential, fixed amount for past infringement and a royalty going forward for a non-exclusive license under the six patents for hematology controls.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of 2002.

Executive Officers of Beckman Coulter

      The following is a list of the executive officers of Beckman Coulter as of February 6, 2003, showing their ages, present positions and offices with Beckman Coulter and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

     John P. Wareham, 61, Chairman of the Board, President and Chief Executive Officer

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

     Scott Garrett, 53, President, Clinical Diagnostics Division

      Mr. Garrett was named President, Clinical Diagnostics in June 2002. He previously served as chief executive officer of Garrett Capital Advisors and as chief executive officer for Kendro Laboratory Products, L.P. Mr. Garrett’s other experience includes almost 20 years with Baxter International/ American Hospital Supply Corporation. He began his career with Baxter in product development. Through a series of promotions over the course of his tenure, Mr. Garrett became Group Vice President of Baxter and President of the Diagnostics subsidiary. Baxter’s Diagnostics subsidiary subsequently became Dade International and then Dade Behring, Inc., where Mr. Garrett served as Chairman and Chief Executive Officer.

     Elias Caro, 51, President, Biomedical Research Division

      Mr. Caro was named President, Biomedical Research in January 2003. He previously served as Group Vice President of the Diagnostics Development Centers and Strategic Marketing since September 2001, Vice President for the Cellular Analysis Development Center from February 1999 through August 2001, and Vice President-Director, Program Management and Quality Assurance for the CADC from 1998 to 1999. Mr. Caro held senior management positions since 1985 with Coulter Corporation, which was acquired in October 1997.

     Amin I. Khalifa, 49, Vice President and Chief Financial Officer

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

     George E. Bers, 52, Vice President, Systems Biology

      Mr. Bers was named Vice President, Systems Biology in January 2003. Prior to that, he was President, Life Science Research since March 2001. He had been Vice President of Business Development at Nanogen, Inc. since June 2000 and prior to that had a twenty-four year career with Bio-Rad Laboratories, Inc., serving in many key management positions including, Vice President, Group Manager Clinical Diagnostics and Vice President, Group Manager Molecular Biosystems. Mr. Bers joined Beckman Coulter in 2001.

     James T. Glover, 53, Vice President and Controller and Chief Accounting Officer

      Mr. Glover was named Vice President and Controller and Chief Accounting Officer in February, 2003. He had been Vice President and Treasurer since 1999. Previously, he had been Vice President and Controller of Beckman Coulter since 1993, and Vice President, Controller — Diagnostic Systems Group from 1989. Mr. Glover joined Beckman Coulter in 1983, serving in several management positions, including a two-year term at Allergan, Inc., then a Company affiliate. Prior to 1983, he held management positions with KPMG LLP and another Fortune 500 Company.

     Paul Glyer, 46, Vice President — Director and Treasurer

      Mr. Glyer was named Vice President-Director and Treasurer in February, 2003. He had been Vice President-Director, Financial Planning since November, 1999 and Vice President-Director, Finance for Diagnostics Development and Corporate Manufacturing since February 1999 and Assistant Treasurer and then Treasurer from 1989 to 1999. Mr. Glyer joined the Company in 1989.

     Fidencio M. Mares, 56, Vice President, Human Resources and Corporate Communications

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

     William H. May, 60, Vice President, General Counsel and Secretary

      Mr. May has been Vice President, General Counsel, and Secretary of Beckman Coulter since 1985 and has been General Counsel and Secretary of Beckman Coulter since 1984. Mr. May first joined Beckman Coulter in 1976. Mr. May is a member of the Board of Directors of the Arnold and Mabel Beckman Foundation.

     Edgar E. Vivanco, 59, Vice President, Operations

      Mr. Vivanco was named Vice President, Operations in January, 2003. Prior to that he was President of the Specialty Testing Division since March 2001. He had been Senior Vice President, Diagnostics Development and Corporate Manufacturing since January 1999. Mr. Vivanco had also been President of Coulter Corporation and Vice President of the Cellular Analysis Division since November 1997, and previously was Vice President of the Biotechnology Development Center. Mr. Vivanco joined Beckman Coulter in 1971 as a microbiologist at the Microbics Operations in La Habra, California. In 1973, he moved to Carlsbad as a Development Microbiologist and became Production Manager in 1975, Manufacturing Manager in 1978, and Site Manager in 1986. In 1987, he became Technical Operations Manager for the Diagnostics Operations and in 1990, became Director of Worldwide Reagents and Chemical Processing.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

Holders and Dividends

      As of January 21, 2003 there were approximately 5,988 holders of record of Beckman Coulter’s common stock. During 2000, Beckman Coulter conducted a stock split in the form of a two-for-one stock dividend distributed on December 7, 2000 to stockholders of record on November 15, 2000. All share and per share amounts included in this Form 10-K have been retroactively restated to reflect this two-for-one split. During 2002, Beckman Coulter paid two quarterly dividends of eight and one-half cents per share and two quarterly dividends of nine cents per share, for a total of thirty-five cents per share of common stock for the year. During 2001, Beckman Coulter paid four quarterly dividends of eight and one-half cents per share, for a total of thirty-four cents per share of common stock for the year. During 2000, Beckman Coulter paid three quarterly dividends of eight cents per share and one quarterly dividend of eight and one-half cents per share, for a total of thirty-two and one-half cents per share of common stock for the year.

Securities Authorized for Issuance Under Equity Compensation Plans

      Equity Compensation Plans Approved by Stockholders. Beckman Coulter currently maintains four equity-based compensation plans that have been approved by stockholders — the 1998 Incentive Compensation Plan, which was approved by stockholders in 1998 and is referred to as the “1998 Plan,” the Employees’ Stock Purchase Plan, which was most recently approved by stockholders in 2001 and is referred to as the “ESPP,” the Incentive Compensation Plan of 1990, which was most recently approved by stockholders in 1992 and is referred to as the “1990 Plan,” and the Stock Option Plan for Non-Employee Directors, which was most recently approved by stockholders in 1992 and is referred to as the “Directors Plan.”

•	1998 Plan. Stock options, stock appreciation rights, restricted stock, stock bonuses, performance shares, dividend equivalents and other forms of awards may be granted under the 1998 Plan. The 1998 Plan is administered by, and each award grant must be approved by, the Board or a committee of the Board. Persons eligible to receive awards under the 1998 Plan include our officers and employees. Beckman Coulter’s non-employee directors are also eligible for certain automatic stock option grants under the 1998 Plan. The Board or a committee of the Board will determine the purchase price for any shares of our common stock subject to an award under the 1998 Plan, the vesting schedule (if any) applicable to each award, the term of each award, and the other terms and conditions of each award, in each case subject to the limitations of the 1998 Plan.

•	ESPP. Subject to limits, all of our officers and employees are eligible to participate in the ESPP. The ESPP generally operates in successive 6-month purchase periods. Participants in the ESPP may purchase common stock at the end of each purchase period at a purchase price equal to 85% or 90%, as determined by the Board in advance of each purchase period, of the lower of the fair market value of the stock at the beginning or the end of the period. The administrator of the ESPP may allow participants to contribute up to 15% of their eligible compensation to purchase stock under the plan. The current contribution limit is 10% of each participant’s eligible compensation. The ESPP plan is administered by the Board or a committee of the Board.

•	1990 Plan and Directors Plan. Certain stock option grants remain outstanding to our officers, employees and directors under these plans. However, the authority to grant new awards under each of these plans terminated in 1998. The Board or a committee of the Board continues to administer these plans as to the options that remain outstanding.

      Equity Compensation Plan Not Approved by Stockholders. Beckman Coulter currently maintains four equity-based compensation plans that have not been approved by stockholders — the Deferred Directors’ Fee Program, which is referred to as the “Deferred Fee Program,” the Executive Deferred Compensation Plan, which is referred to as the “Deferred Compensation Plan,” the Executive Restoration Plan, which is referred to as the “Restoration Plan,” and the Beckman Coulter Ireland Inc. Share Participation program, which is referred to as the “Ireland Program.” Stockholder approval of these plans has not been required.

•	Deferred Fee Program, Deferred Compensation Plan, and Restoration Plan. Under the Deferred Fee Program, a non-employee member of the Board may elect to defer a percentage of the fees that would otherwise become payable to the director for his or her services on the Board. Under the Deferred Compensation Plan and the Restoration Plan, a select group of officers and certain other employees may elect to defer compensation that would otherwise become payable to them. Each participant in the Deferred Fee Program or the Deferred Compensation Plan may elect that his or her deferrals be credited in the form of stock units. Beckman Coulter provides company contributions under the Restoration Plan, in the form of additional credits of stock units, generally based on the company contributions that a participant would have been entitled to under the Company’s qualified retirement plans had certain limits of those plans not applied to the participant. Stock units are bookkeeping entries that, when payable, will be paid in the form of an equivalent number of shares of Beckman Coulter common stock. A director may earn up to a 30% premium for deferring his or her fees in the form of stock units under the Deferred Fee Program. A participant in the Deferred Compensation Plan may earn up to a 30% premium for deferring his or her bonus in the form of stock units. Any premium stock units credited under the Deferred Compensation Plan are subject to a vesting schedule. Stock units accrue dividend equivalents, credited in the form of additional stock units, as dividends are paid by Beckman Coulter on its issued and outstanding common stock. Each participant elects the time and manner of payment (lump sum or installments) of his or her stock units credited under the Deferred Fee Program or the Deferred Compensation Plan. The portion of the deferral that the participant elects to be credited in the form of stock units is converted based on the fair market value of a share of stock at the time the deferral is credited following each pay period. Stock units credited under the Restoration Plan are paid at termination of employment. The Beckman Coulter shares used to satisfy Beckman Coulter’s stock obligations under these programs are shares that have been purchased on the open market.

•	Ireland Program. The Ireland Program provides a means for employees of Beckman Coulter’s Ireland subsidiary to purchase Beckman Coulter stock. Participants in the Ireland Program are not otherwise eligible to participate in the ESPP. Subject to limits, participants in the Ireland Program decide how much of their bonus and salary they wish to forego to use for the purchase of shares under the program. The purchase price for the shares under the program generally equals the fair market value of the shares at the time of purchase – no discounted purchase price is offered under the program. The program offers certain tax advantages under Ireland tax rules to participants in the program. Shares purchased under the program generally cannot be sold for two years following the purchase of the shares under the program and additional tax benefits may be obtained if the shares are not sold until three years after their acquisition. The Ireland Share Purchase Program is administered by the Board of Directors of Beckman Coulter’s Ireland subsidiary. The Beckman Coulter shares used to satisfy Beckman Coulter’s stock obligations under the Ireland Program are shares that have been purchased on the open market.

      Summary Table. The following table sets forth, for each of Beckman Coulter’s equity-based compensation plans, the number of shares of Beckman Coulter common stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2002.

Equity Compensation Plan Table

	Number of Shares			Number of Shares of
	of Beckman Coulter			Beckman Coulter Common
	Common Stock to			Stock Remaining Available
	be Issued Upon		Weighted-Average	for Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation Plans
	Outstanding		Outstanding	(excluding shares reflected
Plan Category	Options and Rights		Options	in the first column)

Equity compensation plans approved by stockholders	8,588,038	(1)(2)	$28.98 (3)	5,463,067	(4)(5)
Equity compensation plans not approved by stockholders	320,499	(6)	N/A	N/A	(7)

Total	8,908,357		$28.98	5,463,067

(1)	Of these shares, 5,262,364 were subject to options then outstanding under the 1998 Plan, 2,557,422 were subject to options then outstanding under the 1990 Plan, and 58,000 were subject to options then outstanding under the Director Plan.

(2)	This number includes 710,252 shares that will be issued upon the payment of stock units credited under the Beckman Coulter Option Gain Deferral Program adopted under the 1990 Plan and the 1998 Plan.

(3)	This number does not reflect the 710,252 shares that will be issued upon the payment of stock units credited under the Option Gain Deferral Program.

(4)	This number of shares is presented after giving effect to purchases under the ESPP for the purchase period that ended December 31, 2002. Of the aggregate number of shares that remained available for future issuance, 1,981,328 were available under the 1998 Plan and 3,391,113 were available under the ESPP. The shares available under the 1998 Plan are, subject to certain other limits of the 1998 Plan, generally available for any type of award authorized under the 1998 Plan including options, stock appreciation rights, restricted stock, stock bonuses, performance shares and dividend equivalents.

(5)	On January 1 of each year during the term of the 1998 Plan, the total number of shares available for award purposes under the 1998 Plan will increase by 1.5% of the total number of shares of Beckman Coulter common stock issued and outstanding as of the immediately preceding December 31. The aggregate number of shares available for issuance under the 1998 Plan increased by 938,676 shares on January 1, 2003. The data presented in this table was calculated as of December 31, 2002 and does not reflect the January 1, 2003 increase. No additional increases in the share limit will occur after the January 1, 2003 increase and the authority to make new award grants under the 1998 Plan terminates December 31, 2003.

(6)	Reflects an aggregate of 318,571 stock units then credited under the Deferred Fee Program, the Deferred Compensation Plan, and the Restoration Plan, and an additional 1,928 shares previously purchased under the Ireland Program and held in trust for delivery to the participants who purchased such shares following the satisfaction of the required two-year holding period under the program.

(7)	There is no explicit share limit under the Deferred Fee Program, the Deferred Compensation Plan, the Restoration Plan, or the Ireland Program. The number of shares to be delivered with respect to these programs in the future depends on the levels of fees and compensation that participants elect to defer under the Deferred Fee Program, the Deferred Compensation Plan, and the Restoration Plan and the amounts of compensation that participants in the Ireland Program elect to contribute to that program. The Beckman Coulter shares used to satisfy Beckman Coulter’s stock obligations under these programs are shares that have been purchased on the open market.

Item 6.     Selected Financial Data

	Years Ended December 31,

	2002	2001	2000	1999	1998

	Dollars in millions, except amounts per share
Sales	$2,059.4	$1,984.0	$1,886.9	$1,808.7	$1,718.2
Net earnings (1)(2)(3)	$135.5	$138.4	$125.5	$106.0	$33.5
Basic earnings per share(1)(2)(3)	$2.19	$2.29	$2.13	$1.85	$0.60
Diluted earnings per share(1)(2)(3)	$2.08	$2.16	$2.03	$1.79	$0.57
Dividends paid per share of common stock	$0.350	$0.340	$0.325	$0.320	$0.305
Shares outstanding (millions)	61.0	61.2	59.7	57.9	56.8
Weighted average common shares and dilutive common share equivalents (millions)	65.1	64.0	61.8	59.3	58.7
Total assets	$2,263.6	$2,178.0	$2,006.1	$2,095.9	$2,115.5
Long-term debt, less current maturities	$626.6	$760.3	$851.8	$967.1	$966.0
Working capital	$444.6	$525.7	$427.8	$391.8	$238.9
Capital expenditures	$146.1	$175.0	$141.3	$134.9	$165.2
Other information: Number of employees at December 31,	10,013	10,094	9,695	9,520	10,064

(1)	2001 includes a one-time cumulative effect charge associated with a change in accounting principle of $3.1 million ($4.9 million pretax) related to the adoption of Statement of Financial Accounting Standards (“SFAS”) 133, “Accounting for Derivative Instruments and Hedging Activities.” The 2001 impact on diluted earnings per share was $0.05.

(2)	2001, 2000, 1999 and 1998 include $15.6 million ($18.8 million pretax) of amortization of goodwill and certain other intangible assets that was not recorded during 2002, pursuant to the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets.” The 2001, 2000, 1999 and 1998 impact on diluted earnings per share was $0.24, $0.25, $0.26 and $0.27, respectively.

(3)	2002 includes a $23.8 million ($39.3 million pretax) charge associated with a patent infringement settlement and related expenses. The 2002 impact on diluted earnings per share was $0.37.

Note:	On October 5, 2000, the Board of Directors declared a two-for-one stock split in the form of a 100% stock dividend. The split entitled each stockholder of record on November 15, 2000 to receive an additional share of common stock for every share held on that date. All share and per share amounts included in this Form 10-K have been retroactively restated to reflect this two-for-one split.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with the consolidated financial statements and related notes included within Item 8 of this Form 10-K. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Overview

      Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems that consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. We compete in market segments that we estimate totaled approximately $35 billion in annual sales worldwide in 2002. We currently have products that address approximately half of that market.

      Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world, with approximately 62% of 2002 revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in more than 130 countries, with approximately 43% of revenues in 2002 coming from sales outside the United States.

      Our strategy is to expand our position as a leading provider of laboratory systems. To this end, we achieved the following significant milestones in 2002:

•	Announced an alliance with Ciphergen Biosystems, Inc. to automate clinical proteomics research.

•	Shipped the Cytomics FC 500 system, a dual-laser, five-color flow cytometer for the cell-based research market.

•	Introduced and shipped the CEQ™ 8000 genetic analysis system, which performs a wide variety of DNA-related tests.

•	Signed four supply agreements worth a total of $173 million over 21 months with Premier, Inc., one of the largest group purchasing organizations in the United States.

•	Shipped the SYNCHRON LX®20 PRO clinical system with closed-tube sampling, improving safety in the laboratory.

•	Shipped the Avanti® J-E centrifuge, a compact, general purpose system for bioseparations.

•	Shipped the Vi-Cell™ cell viability analyzer, which automates monitoring of viable cells during the manufacturing stage of the recombinant DNA process.

•	Signed licensing and supply agreement with Eprogen, Inc. to become the exclusive distributor of the ProteoSep (trademark of Eprogen, Inc.) consumables and software platform, an important technology for automating protein research.

•	Shipped the Optima™ L-XP ultracentrifuge system, used for the preparation and separation applications in cytomics, genomics and proteomics.

•	Unveiled plans for a nanoliter liquid transfer platform for low-volume liquid handling.

•	Signed a $125 million, five-year clinical chemistry product agreement with the MAGNET group purchasing organization.

•	Announced commercialization of Class II MHC Tetramer reagents used to detect diseases such as type I diabetes, rheumatoid arthritis and multiple sclerosis.

•	Shipped the SYNCHRON LX®i 725 clinical system, a closed tube sampling workstation offering more than 140 immunodiagnostic and routine chemistry tests.

•	Acquired SNP genotyping system from Orchid Biosciences, Inc.

      In 2002, we realigned the company into three divisions — Clinical Diagnostics, Life Science Research and Specialty Testing. Accordingly, certain prior period segment information has been reclassified to conform to the new three divisional structure.

      During 2002, we continued to evaluate opportunities to leverage our competencies in flow cytometry, immune testing, robotic automation and DNA analysis in faster growing market niches, such as clinical research. In the process, we determined that there were potential synergies between the Life Science Research and Specialty Testing Divisions. This conclusion lead us to consolidate the Life Science Research and Specialty Testing Divisions into a single Biomedical Research Division, which was formed in early 2003. Revised segment reporting will begin in the first quarter of 2003 when the two division organization takes effect.

1.     Results of Operations

2002 Compared with 2001:

      Sales were $2,059.4 million in 2002, an increase of 3.8% compared to $1,984.0 million in 2001. On a constant currency basis sales increased 3.5% in 2002. The following provides key product and geographical sales information for 2002 (dollar amounts in millions):

				Constant
	2002	2001	Reported	Currency
	Sales	Sales	Growth %	Growth %*

Key Product Sales
Routine Chemistry	$578.7	$547.7	5.7	5.5
Immunodiagnostics	382.8	350.7	9.2	8.4

Total Chemistry	961.5	898.4	7.0	6.6

Hematology	457.0	433.0	5.5	5.5

Total Clinical Diagnostics	1,418.5	1,331.4	6.5	6.3

Robotic Automation/ Genetic Analysis	168.6	167.5	0.7	0.0
Centrifuge/ Analytical Systems	276.3	291.4	(5.2)	(5.3)

Total Life Science Research	444.9	458.9	(3.1)	(3.4)

Total Specialty Testing	196.0	193.7	1.2	0.5

Total	$2,059.4	$1,984.0	3.8	3.5

				Constant
	2002	2001	Reported	Currency
	Sales	Sales	Growth %	Growth %*

Geographical Sales
Americas
United States	$1,173.7	$1,119.5	4.8	4.8
Canada and Latin America	125.5	135.3	(7.2)	(6.2)

	1,299.2	1,254.8	3.5	3.6
Europe	514.1	484.7	6.1	3.4
Asia	246.1	244.5	0.7	2.6

Total	$2,059.4	$1,984.0	3.8	3.5

*	Constant currency growth is not a GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current year constant currency sales (see below) less prior year reported sales

Prior year reported sales

      We define constant currency sales as current year sales in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate. This measure provides information on sales growth assuming that foreign currency exchange rates have not changed between the prior year and the current year. Constant currency sales and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency sales is not an alternative measure of revenues on a GAAP basis.

Sales growth during 2002 was affected by the following:

•	Clinical diagnostics sales increases during 2002 were led by immunodiagnostics sales growth in Access® immunoassay products, including such tests as the new AccuTnI™ cardiac assay. Routine chemistry sales improved primarily due to higher SYNCHRON® clinical system placements. Hematology sales improved due to sales of the COULTER® LH 750 hematology instrument.

•	Life science research and specialty testing sales were negatively impacted by a slow-down in pharmaceutical and biotechnology investment and modest academic research spending. However, the CEQ™ series of genetic analysis systems for DNA sequencing continues to enjoy market acceptance, particularly in the mid-market segment.

•	Specialty testing sales were impacted by the market conditions discussed above. Nevertheless, our new Cytomics FC 500 flow cytometer for the cell-based research market released in 2002, has been well received.

      Gross profit as a percentage of sales (“gross margin”) in 2002 was 45.4%, 1.3 percentage points lower than in 2001. On a constant currency basis, gross margin was 45.3%, 1.4 percentage points lower than the prior year. The decrease in margin is mainly due to the following:

•	An unfavorable product mix, whereby more of our lower margin generating products were sold during the year, especially in the Life Science Research division. This resulted in about a 0.4 percentage point impact.

•	Competitive pricing in certain European markets resulted in about a 0.3 percentage point impact.

•	Certain inventory adjustments resulting from a reconciliation of our intercompany accounts during a system conversion. This reconciliation impacted gross margin by about 0.3 percentage points.

•	Negative economic conditions in Latin America, which impacted gross margin by about 0.2 percentage points.

      Selling, general and administrative (“SG&A”) expenses decreased $9.1 million to $487.8 million or 23.7% of sales in 2002 from $496.9 million or 25.0% of sales in the prior year. The following factors impacted SG&A during the year ended December 31, 2001:

•	A reversal of a $3.8 million accrual associated with a cross licensing; and

•	$18.8 million of amortization of goodwill and certain other intangible assets that was not recorded during the year ended December 31, 2002, pursuant to the adoption of SFAS 142.

      Excluding the above items, SG&A in 2001 would have been $481.9 million, or 24.3% of sales, 0.6 percentage points higher than in 2002. The improvement in SG&A as a percentage of sales between 2002 and 2001 is due to cost reduction initiatives and only partial employee bonus targets being achieved relative to 2001.

      Research and development (“R&D”) expenses decreased $5.7 million to $183.9 million in 2002 from $189.6 million in 2001. R&D as a percentage of sales was 8.9% in 2002, compared to 9.6% in 2001, a 0.7 percentage point decrease. The decrease is due to several development projects moving into the commercialization phase and, similar to above, only partial employee bonus targets being achieved relative to 2001.

      During the fourth quarter of 2002, we recorded a gain of $4.2 million as a result of a curtailment of a postretirement plan, whereby employees who had not met certain age and service requirements as of December 31, 2002 are no longer eligible to receive medical coverage upon retirement. Also during 2002, there was a $3.8 million increase in our 2002 pension expense which is due, in part, to a lower discount rate and a lower market value on Plan assets (see Note 11 “Retirement Benefits”). These items impact cost of sales, SG&A and R&D.

      During 2002, we recorded a $39.3 million litigation charge for a patent infringement settlement with Streck Laboratories, Inc. and related expenses. See Note 12 “Commitments and Contingencies” for further discussion.

      Interest expense declined $8.8 million to $45.7 million in 2002 compared to $54.5 million in 2001 primarily due to lower average debt balances and lower interest rates on the variable portion of our borrowings.

      Other non-operating (income)/expense was $6.7 million in 2002 and primarily consisted of foreign currency related activities of $3.8 million, a write-down of $4.0 million resulting from a reduction in the fair value of a biotechnology equity investment and gains on the sales of certain receivables of $(3.1) million. Other non-operating (income)/expense was $(12.3) million in 2001 and primarily consisted of foreign currency related activities of $(11.6) million, a write-down of $4.7 million for an equity investment in a company that performs point-of-care testing and gains on the sales of certain sales-type lease receivables of $(3.5) million.

      Interest income increased $0.2 million to $7.8 million in 2002 from $7.6 million in 2001.

      Income tax expense decreased $20.1 million to $43.4 million for the year ended December 31, 2002 from $63.5 million for the year ended December 31, 2001. Income tax as a percentage of pretax income was 24.3% for the year 2002 compared to 31.0% for the year 2001, a decrease of 6.7 percentage points. The decrease was primarily due to 1) deductions related to export sales and R&D tax credits and 2) the tax effects resulting from the Streck Laboratories, Inc. litigation settlement.

      Net earnings were $135.5 million in 2002 or $2.08 per diluted share compared to $138.4 million or $2.16 per diluted share for 2001. Net earnings for the year 2001 were $141.5 million or $2.21 per diluted share before the accounting change (see Note 1 “Nature of Business and Summary of Significant Accounting Policies” for further discussion).

      As indicated in Note 14 “Business Segment Information”, we had three reportable segments during 2002 and two reportable segments during 2001 and 2000. All corporate activities are captured in a central service “Center”, including costs incurred at the corporate level which significantly benefit the operations of each segment. Because these segment related costs remain in the “Center”, a discussion of our operating profit by segment is not meaningful.

2001 Compared with 2000:

      Sales were $1,984.0 million in 2001, an increase of 5.1% compared to $1,886.9 million in 2000. The following provides key product and geographical sales information for 2001 (dollar amounts in millions):

	2001	2000	Reported
	Sales	Sales	Growth %

Key Product Sales
Routine Chemistry	$547.7	$524.4	4.4
Immunodiagnostics	350.7	314.4	11.5

Total Chemistry	898.4	838.8	7.1

Hematology	433.0	442.6	(2.2)

Total Clinical Diagnostics	1,331.4	1,281.4	3.9

Robotic Automation/ Genetic Analysis	167.5	126.0	32.9
Centrifuge/ Analytical Systems	291.4	288.7	0.9

Total Life Science Research	458.9	414.7	10.7

Total Specialty Testing	193.7	190.8	1.5

Total	$1,984.0	$1,886.9	5.1

	2001	2000	Reported
	Sales	Sales	Growth %

Geographical Sales
Americas
United States	$1,119.5	$1,039.8	7.7
Canada and Latin America	135.3	127.9	5.8

	1,254.8	1,167.7	7.5
Europe	484.7	481.7	0.6
Asia	244.5	237.5	2.9

Total	$1,984.0	$1,886.9	5.1

      Sales growth during 2001 was affected by the following:

•	Routine chemistry sales increases were primarily due to placements of our new SYNCHRON LX®20 PRO clinical systems.

•	Immunodiagnostics sales increases were primarily due to the combination of: 1) shipments of our new Access® 2 immunoassay system, 2) shipments of our newly FDA-cleared Access® AccuTnITM Troponin I cardiac test and 3) other Access immunoassay product sales.

•	Hematology sales increases were primarily due, in part, to shipments of the new COULTER® LH 750 instrument.

•	Life science research sales increases were primarily due to sales of the Biomek® FX laboratory automation workstation.

•	Improved sales in the Americas were led by robotic automation/genetic analysis, routine chemistry and immunodiagnostics products, while improved sales in Europe and Asia were due to strong sales of robotic automation/genetic analysis and immunodiagnostics products.

      Gross profit as a percentage of sales (“gross margin”) in 2001 was 46.7%, 0.5 percentage points lower than the prior year. The decrease in gross margin was due to the effects of foreign currency exchange rates, which resulted in a gross profit decrease of approximately $31 million, or 0.5 percentage points.

      Selling, general and administrative (“SG&A”) expenses increased $20.8 million to $496.9 million or 25.0% of sales in 2001 from $476.1 million or 25.2% of sales in the prior year. The improvement in SG&A as a percentage of sales is primarily due to a $3.8 million reversal of an accrual associated with a cross-licensing agreement during 2001. Excluding this accrual reversal, SG&A as a percentage of sales would have been 25.2% in 2001, consistent with the prior year.

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

      Interest income increased $1.3 million to $7.6 million in 2001 from $6.3 million in 2000.

      Interest expense declined $17.4 million to $54.5 million in 2001 compared to $71.9 million in 2000 primarily due to lower average debt balances and lower interest rates on the variable portion of our borrowings.

      Other non-operating (income)/expense was $(12.3) million in 2001 and primarily consisted of foreign currency related activities of $(11.6) million, a write-down of $4.7 million for an equity investment in a company that performs point-of-care testing and gains on the sales of certain sales-type lease receivables of

$(3.5) million. Other non-operating (income)/expense was $(14.9) million in 2000 and primarily consisted of foreign currency related activities of $(11.8) million, a gain on the sale of a facility in Japan of $(1.7) million and a gain on the sale of a facility in Australia of $(1.2) million.

      Earnings before the accounting change associated with the adoption of SFAS 133 (see Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Consolidated Financial Statements) in 2001 were $141.5 million or $2.21 per diluted share as compared to $125.5 million or $2.03 per diluted share in 2000.

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

      Cash flows provided by operating activities was $316.6 million, $276.6 million and $209.1 million in 2002, 2001 and 2000, respectively.

      Cash flows provided by operating activities increased by $40.0 million between 2002 and 2001 primarily due to changes in working capital of $81.8 million, which includes trade and other receivables, inventories and accounts payable and accrued expenses. The net improvement is primarily due to:

•	lower days sales outstanding of approximately 82 days during 2002 versus 84 days during 2001 as a result of improved focus and efforts to collect outstanding accounts. Days sales outstanding is calculated using average accounts receivables for the quarter and the quarterly sales amount times four; and

•	an improvement in inventory turns to 3.1 times in 2002 versus 2.9 times in 2001 due to management’s efforts to control inventory levels. Inventory turns is calculated using net ending inventory and a rolling four quarter cost of sales.

      The working capital change was offset by cash payments of $18.5 million due to the Streck patent infringement settlement and related expenses and cash contributions of $24.8 million to our U.S. defined benefit pension plans in 2002.

      Cash flows provided by operating activities increased by $67.5 million between 2001 and 2000 primarily due to changes in working capital of $49.7 million, which includes trade and other receivables, inventories and accounts payable and accrued expenses. The improvement is primarily due to:

•	changes in accounts payable and accrued expenses of $107.0 million, which is primarily due to an increased accounts payable balance at December 31, 2001 associated with higher inventory levels;

•	offset by changes in trade and other receivables of $57.5 million due to increased sales activity during the fourth quarter of 2001 versus the fourth quarter of 2000.

      Changes in other operating assets and liabilities also contributed an additional $11.7 million to the increase in cash flows provided by operating activities between 2001 and 2000.

      Investing activities used $146.6 million, $178.0 million and $113.4 million in 2002, 2001 and 2000, respectively. The decrease between 2002 and 2001 is primarily due to decreases in capital expenditures associated with our implementation of an Oracle enterprise resource planning system (“ERP”) (see below for discussion). The increase between 2001 and 2000 is primarily due to increases in capital expenditures associated with our implementation of the ERP system and lower proceeds received from the sale of certain clinical chemistry assets in Spain.

      Financing activities used $118.9 million, $91.5 million and $97.1 million of cash flows in 2002, 2001 and 2000, respectively. Net cash paid to reduce our bank and other debt amounted to $80.0 million, $107.9 million and $113.7 million in 2002, 2001 and 2000, respectively. Additionally, we paid $22.1 million, $20.7 million and $19.3 million in dividends to our stockholders in 2002, 2001 and 2000, respectively. These amounts were partially offset by proceeds received from the issuance of stock of $36.7 million, $39.0 million and $35.9 million in 2002, 2001 and 2000, respectively. In 2002 we used $14.1 million to purchase shares in the company’s stock to be held in the grantor trust to support our executive deferred compensation plans and used an additional $38.3 million to purchase shares to be held in treasury (see below).

      We have chosen to implement an ERP system to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes. Through December 31, 2002, we have capitalized $97.4 million of costs associated with this ERP system (which includes $23.7 million of capitalized internal labor costs). Based on our geographic rollout strategy, as of December 31, 2002, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations (except Japan). Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations. We expect that the majority of the work required to implement the remaining new systems will take place through 2004. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

      Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our new credit facility which we entered into in July 2002 (see Note 7 “Debt Financing” of the Consolidated Financial Statements) and other sources of liquidity (including leases and any other available financing sources) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

      In July 2002, we terminated our $317.0 million Credit Facility and (as noted above) entered into a new credit facility (the “$400 million Credit Facility”). The $400 million Credit Facility, which is unsecured, enables us to borrow up to $400 million (and can be increased up to $600 million upon the satisfaction of certain conditions), matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the $400 million Credit Facility generally bear interest at current market rates plus a margin based upon our senior unsecured debt rating. We must also pay a quarterly facility fee of 0.15% per annum on the undrawn $400 million Credit Facility commitment.

      No amounts were drawn on the $400.0 million Credit Facility or the terminated Credit Facility at December 31, 2002 and 2001.

      Our long-term debt consists of the following at December 31, 2002 and 2001 (dollar amounts in millions):

	Average Rate of
	Interest	2002	2001

Senior Notes, unsecured, due 2003	7.10%	$119.2	$160.0
Senior Notes, unsecured, due 2008	7.45%	240.0	240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	100.0	100.0
Other long-term debt	3.30%	38.9	69.1

      The $119.2 million of 7.10% unsecured Senior Notes are due March 4, 2003. We will repay these notes entirely upon maturity through operating cash flows and/or our $400 million Credit Facility (see Note 7 “Debt Financing” of the Consolidated Financial Statements).

      In October 2002, our Company’s Board of Directors authorized the repurchase of up to 5.0 million shares of our common stock to pre-fund our stock-based employee benefit programs. The stock repurchase program is authorized to continue for the next three years. During the quarter ended December 31, 2002, we repurchased 1.3 million shares.

      In October 2002, we filed a “universal shelf” registration statement with the U.S. Securities and Exchange Commission. Once effective, the shelf registration statement gives us the ability to offer and sell up to $500.0 million of securities, which may include debt securities, preferred stock, common stock and warrants to purchase debt securities, common stock, preferred stock or depository shares. The issuance of any such securities could represent new financing or could be used to pay down existing debt. We have no immediate plans to offer or sell any securities.

      The following represents a summary of our contractual obligations and commitments (in millions):

	Payments Due by Period

	Total	2003	2004	2005	2006		2007	Thereafter

Long-term debt	$763.0	$136.4	$7.7	$13.6	$100.2	*	$0.1	$505.0
Operating leases	418.3	55.0	51.3	42.7	37.5		36.5	195.3

Total contractual cash obligations	$1,181.3	$191.4	$59.0	$56.3	$137.7		$36.6	$700.3

*	The $100.0 million debentures due 2026 include a feature that could require repayment in 2006 (see Note 7 “Debt Financing”). Accordingly, the $100.0 million has been included within the $100.2 million amount above.

Subsequent Event:

      During the quarter ending March 31, 2003, we intend on recording a restructuring charge of approximately $16 million associated with the elimination of about 300 positions worldwide, or approximately 3% of our workforce. About two-thirds of these eliminations will be in the United States and one-third in other locations.

Critical Accounting Policies:

      The U.S. Securities and Exchange Commission defines critical accounting policies as those that are, in management’s view, most important to the portrayal of the company’s financial condition and results of operations and most demanding in their calls on judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. We are not aware of any reasonably possible events or circumstances that would result in different amounts being reported that would have a material effect on our results of operations or financial position. We believe our most critical accounting policies relate to:

     Revenue recognition, including customer leased equipment

      For products, revenue is recognized when title and risk of loss transfers, when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured, except when a customer enters into an operating-type lease agreement, in which case revenue is recognized over the life of the lease. Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those equipment sales which include other obligations, such as providing after market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined by cash sales prices, unless the deliverable is incidental or perfunctory in which case we accrue an estimate of the related cost. Credit is extended based upon the evaluation of the customer’s financial condition and we generally do not require collateral.

     Reserves for doubtful accounts

      We maintain reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These reserves are determined by 1) analyzing specific customer accounts that have known or potential collection issues and 2) applying historical loss rates to the aging of the remaining accounts receivable balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowance may be required.

     Inventory adjustments for write-down of inventories to fair value

      Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market using the first-in, first-out (FIFO) method of determining inventory costs. Inventory schedules are regularly analyzed by finance and logistics personnel, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated forecast of product demand and production requirements. A significant increase in the forecasted demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in forecasted demand could result in an increase in the amount of excess inventory quantities on hand requiring additional inventory write-downs.

Determination of useful lives and assessments of impairment for identifiable intangibles, including goodwill

      Intangible assets with definite lives are amortized over their estimated useful lives. Useful lives are based on the expected number of years the asset will generate revenue.

      On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. See Note 2 “Nature of Business and Summary of Significant Accounting Policies” for further discussion.

     Environmental obligations

      We establish provisions for exposure related to environmental and legal matters. Our compliance with federal, state and foreign environmental laws and regulations may require us to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where we do business or maintain properties. We establish reserves when such costs are probable and can be reasonably estimated. Provision amounts are estimated based on currently available information, regulatory requirements, remediation strategies, our relative share of the total remediation costs and a relevant discount rate. Changes in these assumptions could impact our future reported results.

     Legal obligations

      We are involved in a number of legal proceedings which we consider to be normal for our type of business operations. As a global company active in a wide range of life sciences and chemical activities, we may, in the normal course of our business become involved in proceedings relating to matters such as:

•	patent validity and infringement disputes related to intellectual property;

•	contractual obligations; and

•	employment matters.

      We cannot predict with certainty the outcome of any proceedings in which we are or may become involved. An adverse decision in a lawsuit seeking damages from us could result in a monetary award to the plaintiff and, to the extent not covered by our insurance policies or third party indemnities, could significantly harm the results of our operations. An adverse decision in a lawsuit seeking an injunction or other similar relief could significantly harm our business operations. If we lose a case in which we seek to enforce our patent rights, we could sustain a loss of future revenue as other manufacturers begin to market products we developed. Litigation cases and claims raise difficult and complex legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, we may incur charges in excess of presently established provisions and related insurance or third party coverage. It is possible that our results of operations and cash flows could be materially affected by an ultimate unfavorable outcome of certain pending litigation. Although we believe that our provisions are appropriate, and in accordance with SFAS 5, “Accounting for Contingencies,” changes in events or circumstances could have a material adverse effect on our financial position, profitability or liquidity.

     Tax valuation allowances and obligations

      We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes,” which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Uncertainties exist in respect to our future tax rates due to uncertainties as to the amount and timing of future taxable income and changes in enacted statutory tax rates. Differences between actual results and our assumptions, or changes in our assumptions in future periods, could result in adjustments to tax expense in future periods.

     Pension Plans

      Our funding policy provides that payments to our domestic pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. In accordance with SFAS 87, “Employers’ Accounting for Pensions,” the expected long-term rate of return on plan assets is an assumption as to the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We view this assumption as a long-term return assumption. This assumption is reviewed at least annually. Our review of this long-term return assumption is done in conjunction with our pension plan investment advisors and our actuaries. We also review the plan’s historical cumulative returns. The rate of return is dependent upon an investment strategy and the asset allocation of plan assets. We then review the selected prospective return rate against benchmark information that we gather on other pension plans adjusting for relative size, investment strategies and funding levels. Since this is a long-term return assumption, it is likely to change when there are long protracted trends in equity, bond and real estate markets. While our plan’s historical return performance is no absolute predictor of future performance, it is indicative of what our plan’s rate of return could be in the future. We believe this historical performance is a fair approximation of what our pension plan’s rate of return can achieve over a variety of market conditions. Over the long run, given our U.S. pension plan’s current funded condition, a 0.25% decrease in the annual rate of return assumption would generate approximately $1.0 million in additional annual pension expense. This additional expense would be allocated to all operating line items based upon the relative salaries included in each line. Similarly, a 0.25% increase in the rate of return assumption would decrease our annual pension expense by approximately $1.0 million with similar effects to the statement of operations. There had been no changes to this assumption in the past three years because our historical cumulative U.S. pension plan rate of return has exceeded our 9.75% return rate assumption through 2001. However, in 2002, we lowered our prospective return rate assumption to 9.00% from 9.75%. This action was taken after our annual review of our 1) cumulative pension plan returns and 2) consultation and discussions with our pension plan investment and actuary advisors. We believe our new rate of return assumption is reasonable based on our long term investment strategy and allocation of our plan assets, which at December 31, 2002 had an allocation as follows: 74% equities, 18% corporate bonds and 8% real estate. We will consider reducing or increasing the rate of return in the future if sustained U.S. pension plan returns change significantly and if the market and peer pension plan information indicate a different rate is more indicative of expected long-term returns. Pension benefits for domestic employees are based on age, years of service and compensation rate. Assets of the plans consist principally of corporate stocks and bonds, real estate and government fixed income securities. Non-U.S. subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans. Unfunded non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds.

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

      Foreign exchange risk arises because our reporting currency is the U.S. dollar and we generate approximately 43% of our revenues in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater than U.S. dollar-denominated sales as a percentage of total net sales. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations, and depreciation of the U.S. dollar against such currencies has a positive impact.

      We seek to minimize our exposure to changes in exchange rates by denominating costs and expenses in foreign currencies. When these opportunities are exhausted, we use derivative financial instruments to function as “hedges”. We use forward contracts, purchased option contracts and complex option contracts (consisting of purchased and sold options), to hedge certain foreign currency denominated transactions. We do not use these instruments for speculative or trading purposes.

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

Euro — the New European Currency:

      The countries of the European Union have adopted a single currency, the “euro”. The euro came into existence on January 1, 2000, and on January 1, 2002, became the only currency in Economic and Monetary Union countries. A significant portion of our business is conducted in Europe. The introduction of the euro required that we make modifications to our internal operations as well as to our external business arrangements. These changes were completed and we adopted the euro for internal systems and reporting as of December 1, 2001. The adoption of the euro did not have a material effect on our business, results of operations, financial position or liquidity.

Recent Accounting Developments:

Revenue Recognition and Multiple Deliverables

      In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory. Certain of our sales arrangements include undelivered elements that we have historically considered incidental and perfunctory. Consequently, we have not deferred revenue related to these elements and have instead recorded an accrual for the estimated cost of providing them. We are currently analyzing the impact of the adoption of EITF 00-21 on our financial statements.

Accounting for Asset Retirement Obligations

      SFAS 143 “Accounting for Asset Retirement Obligations” addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are required to adopt SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not materially impact our consolidated financial statements or results of operations.

Rescissions, Amendment and Technical Corrections of Certain SFAS’s

      SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” eliminates SFAS 4 (and SFAS 64, as it amends SFAS 4), which requires gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, and thus, also the exception to applying Opinion 30 is eliminated as well. This statement is effective for years beginning after May 2002 for the provisions related to the rescission of SFAS 4 and 64, and for all transactions entered into beginning May 2002 for the provision related to the amendment of Statement 13. We do not expect that the adoption of SFAS 145 will have a material effect on our consolidated financial statements or results of operations.

Exit or Disposal Activities

      SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).” The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. There is no significant impact of this statement on our financial statements.

3.     Business Climate

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

      The continuing consolidation trend among United States healthcare providers has increased pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity at a lower cost. In the U.S. hospital market, the primary focus of Beckman Coulter’s diagnostic business, funding is better than it has been in several years but could be impacted by current economic conditions. In addition, as labor shortages continue to be an issue in clinical laboratories, our automated systems are helping to fill the void.

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

Life Science Research

      The life science research market has been growing in recent years as an increasing understanding of genomics, cytomics, and proteomics has begun to move from scientific research toward having a real impact on clinical therapy. However, spending in this market also continues to be affected by governmental constraints on research and development spending, especially outside the United States, and pharmaceutical/ bioresearch capital investment.

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

      Spending on research by biotechnology and pharmaceutical companies is also dependent on global economic health. An ongoing recession can affect the number of biotechnology start-ups building laboratories and conducting research as well as the rate of research investment by biopharmaceutical companies. Pharmaceutical company research investment may also be negatively impacted by governmental intervention and regulations, including prescription drug costs, new drug approvals, switching of prescription drugs to generics, as well as industry consolidation. We believe that a recovery in capital spending in these markets may not occur until the end of 2003, with the pharmaceutical market recovering before the biotechnology market.

      Longer term, we continue to see tight pharmaceutical and biotechnology discovery spending. Spending now appears to be moving from drug discovery into drug development, as pharmaceutical companies focus on bringing new products to market, faster. However, we believe this move opens new opportunities for robotic automation systems and in clinical research and clinical trial applications.

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

Other Factors

      Our new products originate from four sources:

•	internal research and development programs;

•	external collaborative efforts with individuals in academic institutions and technology companies;

•	devices or techniques that are generated in customers’ laboratories; and

•	business and technology acquisitions.

      The size and growth of our markets are influenced by a number of factors, including:

•	technological innovation in bioanalytical practice;

•	government funding for basic and disease-related research (for example, heart disease, AIDS and cancer);

•	research and development spending by biotechnology and pharmaceutical companies;

•	healthcare spending; and

•	physician practice patterns.

      We expect worldwide healthcare expenditures and diagnostic testing to increase over the long-term, primarily as a result of the following:

•	growing demand for services generated by the increasing size and aging of the world population;

•	increasing expenditures on diseases requiring costly or extended treatment (for example, AIDS and cancer); and

•	expanding demand for improved healthcare services in developing countries.

      In addition to the business climate factors discussed previously, certain economic factors may influence our business:

•	currency fluctuations — as approximately 43% of our revenues in 2002 were generated outside the United States, and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other non-operating income and expense;

•	interest rates — as approximately 46% of our debt at December 31, 2002 is under variable interest rate terms. This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on certain of our long-term debt by effectively converting a fixed rate to a variable rate; and

•	general economic conditions — as the weakened global economy has pressured our customers, vendors and partners, the carrying value of various assets could be negatively impacted in future periods. This would include, but is not limited to, the various pension plan and post-employment benefit assets and liabilities. Assumptions are used in determining the annual expense of these costs. Items such as the market value of plan assets, discount rates and other assumptions are based on current economic conditions. Certain other assumptions are based upon a longer term economic view. We review and discuss these assumptions annually as to their reasonableness with our independent actuary and investment consultants. We believe that the assumptions we have used are reasonable. However, these assumptions are subject to change with future economic conditions and as such our annual benefits expense may vary.

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

5.     Forward-Looking Statements

      This annual report contains forward-looking statements, including statements regarding, among other items:

•	the schedule for completion of our ERP program;

•	anticipated benefits from consolidation of our Life Science Research and Specialty Testing Divisions into a single, Biomedical Research Division;

•	anticipated debt reduction, cash flow available to be applied to debt reduction and the availability of additional financing;

•	our business strategy and anticipated developments in our markets;

•	our liquidity requirements and capital resources, adequacy of our reserves and the effects of litigation;

•	anticipated proceeds from sales of assets;

•	the effects of inflation and other economic conditions on our operations; and

•	earnings and sales growth.

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

      Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Mexican Peso and the Australian Dollar. As of December 31, 2002 and 2001, the net fair value of all derivative foreign exchange contracts was a net (liability) asset of $(11.4) million and 11.6 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at December 31, 2002. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $22.3 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $25.0 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at December 31, 2002 were not significantly different than those at December 31, 2001.

      Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase next year’s pre-tax earnings by $3.4 million based on the amount of variable rate debt outstanding at December 31, 2002. A comparable analysis at December 31, 2001 indicated that a one percentage point increase or decrease in interest rates was estimated to decrease or increase 2002 pretax earnings by $2.5 million based on the amount of variable rate debt outstanding at December 31, 2001. The increase in the sensitivity analysis of $0.9 million between 2002 and 2001 is due to the increases in our debt under variable interest rate terms (including the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate).

      Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 8 “Derivatives” of the Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Beckman Coulter, Inc.:

      We have audited the accompanying consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beckman Coulter, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

KPMG LLP

Orange County, California

January 24, 2003

CONSOLIDATED BALANCE SHEETS

	December 31,

	2002	2001

	In millions, except
	amounts per share
Assets
Current assets
Cash and cash equivalents	$91.4	$36.0
Trade and other receivables, net	544.4	564.6
Inventories	363.7	366.1
Deferred income taxes	9.4	6.9
Other current assets	47.3	62.0

Total current assets	1,056.2	1,035.6
Property, plant and equipment, net	370.8	347.4
Goodwill	357.8	335.6
Other intangibles, less accumulated amortization of $62.7 and $83.3 at 2002 and 2001, respectively	346.2	382.1
Other assets	132.6	77.3

Total assets	$2,263.6	$2,178.0

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$106.3	$123.7
Notes payable	3.8	8.6
Current maturities of long-term debt	136.4	46.4
Accrued expenses	294.1	260.6
Income taxes payable	71.0	70.6

Total current liabilities	611.6	509.9
Long-term debt, less current maturities	626.6	760.3
Deferred income taxes	41.7	72.3
Other liabilities	391.6	317.3

Total liabilities	1,671.5	1,659.8

Commitments and contingencies (see Note 12)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 62.6 and 61.2 at 2002 and 2001, respectively; shares outstanding 61.0 and 61.2 at 2002 and 2001, respectively	6.1	6.1
Additional paid-in capital	259.4	216.5
Treasury stock, at cost: 1.3 and zero common shares at 2002 and 2001, respectively	(38.3)	—
Common stock held in grantor trust, at cost: 0.3 and zero common shares at 2002 and 2001, respectively	(14.1)	—
Grantor trust liability	14.1	—
Retained earnings	457.4	344.0
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	(36.4)	(57.2)
Derivatives qualifying as hedges	(7.0)	8.8
Minimum pension adjustment	(49.1)	—

Total stockholders’ equity	592.1	518.2

Total liabilities and stockholders’ equity	$2,263.6	$2,178.0

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,

	2002	2001	2000

	In millions, except amounts per share
Sales	$2,059.4	$1,984.0	$1,886.9
Cost of sales	1,124.9	1,058.4	995.6

Gross profit	934.5	925.6	891.3

Operating costs and expenses
Selling, general and administrative	487.8	496.9	476.1
Research and development	183.9	189.6	185.0
Restructure credit	—	(0.5)	(2.4)
Litigation settlement and related expenses	39.3	—	—

Total operating costs and expenses	711.0	686.0	658.7

Operating income	223.5	239.6	232.6

Non-operating (income) and expense
Interest income	(7.8)	(7.6)	(6.3)
Interest expense	45.7	54.5	71.9
Other, net	6.7	(12.3)	(14.9)

Total non-operating expense	44.6	34.6	50.7

Earnings before income taxes and accounting change	178.9	205.0	181.9
Income taxes	43.4	63.5	56.4

Earnings before accounting change	135.5	141.5	125.5
Cumulative effect of accounting change, net of income taxes of $1.8	—	3.1	—

Net earnings	$135.5	$138.4	$125.5

Basic earnings per share
Before accounting change	$2.19	$2.34	$2.13
Cumulative effect of accounting change	—	(0.05)	—

	$2.19	$2.29	$2.13

Diluted earnings per share
Before accounting change	$2.08	$2.21	$2.03
Cumulative effect of accounting change	—	(0.05)	—

	$2.08	$2.16	$2.03

Weighted average number of shares outstanding (in thousands)
Basic	61,777	60,515	58,821
Diluted	65,060	64,011	61,767

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Common			Accumulated	Total	Total
		Additional		Stock Held	Grantor		Other	Stock-	Compre-
	Common	Paid-in	Treasury	in Grantor	Trust	Retained	Comprehensive	holders’	hensive
	Stock	Capital	Stock	Trust	Liability	Earnings	Income (Loss)	Equity	Income

	In millions, except amounts per share
Stockholders’ equity at December 31, 1999	$5.8	$134.5	$(8.2)			$120.1	$(24.3)	$227.9

Net earnings						125.5		125.5	$125.5
Foreign currency translation adjustments							(34.1)	(34.1)	(34.1)

Comprehensive income for the year ended December 31, 2000						125.5	(34.1)		$91.4
Dividends to stockholders, $0.325 per share						(19.3)		(19.3)
Employee stock purchases	0.2	27.5	8.2					35.9
Tax benefit from exercise of non-qualified stock options		8.0						8.0

Stockholders’ equity at December 31, 2000	$6.0	$170.0				$226.3	$(58.4)	$343.9

Net earnings						138.4		138.4	$138.4
Foreign currency translation adjustments							1.2	1.2	1.2
Derivatives qualifying as hedges:
Net derivative gains							15.0	15.0	15.0
Reclassifications to income							(6.2)	(6.2)	(6.2)

Comprehensive income for the year ended December 31, 2001						138.4	10.0		$148.4
Dividends to stockholders, $0.340 per share						(20.7)		(20.7)
Employee stock purchases	0.1	38.9						39.0
Tax benefit from exercise of non-qualified stock options		7.6						7.6

Stockholders’ equity at December 31, 2001	$6.1	$216.5				$344.0	$(48.4)	$518.2

Net earnings						135.5		135.5	$135.5
Foreign currency translation adjustments							20.8	20.8	20.8
Derivatives qualifying as hedges:
Net derivative losses, net of income taxes of $4.2							(15.2)	(15.2)	(15.2)
Reclassifications to income, net of income taxes of $0.4							(0.6)	(0.6)	(0.6)
Minimum pension adjustment, net of income taxes of $32.8							(49.1)	(49.1)	(49.1)

Comprehensive income for the year ended December 31, 2002						135.5	(44.1)		$91.4
Dividends to stockholders, $0.350 per share						(22.1)		(22.1)
Purchases of treasury stock			(38.3)					(38.3)
Purchases of common stock held in grantor trust				(14.1)	14.1
Employee stock purchases		36.7						36.7
Tax benefit from exercise of non-qualified stock options		6.2						6.2

Stockholders’ equity at December 31, 2002	$6.1	$259.4	$(38.3)	$(14.1)	$14.1	$457.4	$(92.5)	$592.1

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

	In millions
Cash Flows from Operating Activities
Net earnings	$135.5	$138.4	$125.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	109.8	126.4	136.1
Cumulative effect of accounting change, net of income tax of $1.8	—	3.1	—
(Gain) loss on sale of property, plant and equipment	(1.5)	2.7	(3.2)
Loss on investments	4.0	4.7	—
Net deferred income taxes	10.9	10.2	18.6
Changes in assets and liabilities:
Trade and other receivables, net	0.9	(37.1)	20.4
Inventories	39.5	(4.9)	(5.1)
Accounts payable and accrued expenses	13.3	13.9	(93.1)
Income taxes payable	12.7	21.9	14.8
Other	(8.5)	(2.7)	(4.9)

Net cash provided by operating activities	316.6	276.6	209.1

Cash Flows from Investing Activities
Additions to property, plant and equipment	(146.1)	(175.0)	(141.3)
Proceeds from disposal of property, plant and equipment	2.4	2.8	19.4
Proceeds from sale of certain clinical chemistry assets	—	0.9	15.4
Purchase of investments	—	—	(6.9)
Payments for acquisitions	(2.9)	(6.7)	—

Net cash used in investing activities	(146.6)	(178.0)	(113.4)

Cash Flows from Financing Activities
Dividends to stockholders	(22.1)	(20.7)	(19.3)
Proceeds from issuance of stock	36.7	39.0	35.9
Repurchase of common stock as treasury stock	(38.3)	—	—
Repurchase of common stock held in grantor trust	(14.1)	—	—
Net notes payable (reductions) borrowings	(4.9)	(34.3)	4.7
Long-term debt borrowings	—	235.0	—
Long-term debt reductions	(75.1)	(308.6)	(118.4)
Debt acquisition costs	(1.1)	(1.9)	—

Net cash used in financing activities	(118.9)	(91.5)	(97.1)
Effect of exchange rates on cash and equivalents	4.3	(0.7)	(3.4)

Increase (decrease) in cash and equivalents	55.4	6.4	(4.8)
Cash and equivalents-beginning of year	36.0	29.6	34.4

Cash and equivalents-end of year	$91.4	$36.0	$29.6

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Cash payments for interest	$45.8	$52.3	$69.8
Cash payments for income taxes	$36.7	$49.3	$31.8
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$4.2	$6.3	$3.4

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Tabular dollar amounts in millions, except amounts per share

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

      Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The Company designs, manufactures and markets systems which consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. Beckman Coulter competes in market segments that it estimates totaled approximately $35 billion in annual sales worldwide in 2002. The Company currently has products which address approximately half of that market.

      Beckman Coulter’s product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. The Company has more than 200,000 systems operating in laboratories around the world, with approximately 62% of 2002 revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. Beckman Coulter markets its products in more than 130 countries, with approximately 43% of revenues in 2002 coming from sales outside the United States.

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

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions, including accounts receivable and inventory valuations, warranty accruals, value of long-lived assets, employee benefit plan obligations, environmental and litigation obligations, taxes and others. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

      The carrying values of the Company’s financial instruments approximate their fair value at December 31, 2002 and 2001, except for long-term debt. Management estimates are used to determine the market value of cash and cash equivalents, trade and other receivables, notes payable, accounts payable and amounts included in other current assets, other assets and accrued expenses meeting the definition of a financial instrument. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. Quotes from financial institutions are used to determine market values of the Company’s debt and derivative financial instruments. The carrying value and fair value of the Company’s long-term debt at December 31, 2002 was $763.0 million and $797.1 million, respectively. The carrying value and fair value of the Company’s long-term debt at December 31, 2001 was $806.7 million and $818.7 million, respectively.

Foreign Currency Translation

      Most non-U.S. assets and liabilities are translated into U.S. dollars using year-end exchange rates. Operating results are translated at exchange rates prevailing during the year. The resulting translation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments are accumulated as a separate component of stockholders’ equity. Gains and losses from remeasurements relating to foreign entities deemed to be operating in U.S. dollar functional currency or in highly inflationary economies are included in earnings.

Cash and Cash Equivalents

      Cash and cash equivalents include cash in banks, time deposits and investments having original maturities of three months or less.

Reserves for Doubtful Accounts

      The Company maintains reserves for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These reserves are determined by 1) analyzing specific customer accounts that have known or potential collection issues and 2) applying historical loss rates to the aging of the remaining accounts receivable balances.

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

Computer Software Costs

      The Company records the costs of internal use computer software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Development or Obtained for Internal Use” issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. Amortization of computer software costs begins for each module or component when the computer software is ready for its intended use.

Goodwill and Other Intangibles

      Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired. Prior to the adoption of SFAS 142 “Goodwill and Other Intangible Assets” (see “Recent Accounting Developments” below), goodwill was being amortized on a straight-line basis over approximately 40 years. Other intangibles consist primarily of patents, trademarks, developed technology and customer base arising from business combinations. Other intangibles that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets. Technology is amortized over 5 to 25 years, customer contracts over 25 years and other intangibles over 3 to 20 years.

Accounting for Long-Lived Assets

      Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recognition of Liabilities in Connection with Purchase Business Combinations

      The Company recognizes liabilities in connection with purchase business combinations in accordance with EITF 95-3 “Recognition of Liabilities in Connection with Purchase Business Combinations”. EITF 95-3 indicates that an accrual can be recorded as an element of an acquisition when management executes an exit plan that will cause the company to incur costs that have no future benefit. In the case that the ultimate amount of the cost expended is less than the aforementioned EITF 95-3 established accrual, the excess is reversed as an offset to goodwill.

Revenue Recognition

      For products, revenue is recognized when title and risk of loss transfers to the customer, except in an operating-type lease arrangement, whereby revenue is recognized over the life of the lease. Under sales-type lease arrangements, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. Service revenues are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those equipment sales which include other obligations, such as providing after market supplies or service, the Company allocates revenue based on the relative fair values of the individual components as determined by cash sales prices, unless the deliverable is incidental or perfunctory in which case the Company accrues an estimate of the related cost. Credit is extended based upon the evaluation of the customer’s financial condition and the Company generally does not require collateral.

Derivatives and Hedging Activities

      Effective January 1, 2001, the Company adopted SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other non-operating (income)/ expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., derivatives qualifying as hedges) and is subsequently recognized in other non-operating (income)/ expense upon the recognition of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in other non-operating (income)/ expense. If the derivative is designated as hedging the foreign currency exposure of a net investment in a foreign operation (“net investment hedge”), the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment). Prior to the date of adoption of SFAS 133, the Company’s existing foreign currency contracts were characterized as fair value hedges. The effect of the re-characterization to cash flow hedges on January 1, 2001 was not material. The adoption of SFAS 133 resulted in a cumulative after-tax reduction to income of $3.1 million ($4.9 million pretax) during 2001.

      Prior to the adoption of SFAS 133, market gains and losses and applicable premiums on foreign currency contracts used to hedge firm commitments denominated in foreign currencies were recognized in other non-operating (income)/ expense when the hedged transaction was recognized. Market value gains and losses on foreign currency contracts used to hedge the market risk of a subsidiary’s net asset position were recognized in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment) and were only recognized in other non-operating (income)/ expense upon liquidation of the subsidiary. Foreign currency swap contracts that hedged loans between subsidiaries and the underlying loans between subsidiaries were marked to market with the resulting gains and losses recognized in earnings. Interest rate derivative contracts were recognized at fair value only if the hedged relationship was terminated.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Warranty Obligation

      The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses.

Non-operating Income and Expenses

      The Company’s non-operating income and expenses are generally comprised of six items: (i) interest income, (ii) interest expense, (iii) foreign exchange gains (losses) (which amounted to a gain (loss) of $(3.8) million, $11.6 million and $11.8 million for the years ended December 31, 2002, 2001 and 2000, respectively), (iv) income (loss) from investments that are non-core or are accounted for as cost or equity method investments, (v) gains (losses) on disposals of land and or buildings and (vi) gains (losses) on sales of sales-type lease receivables. Interest income typically includes income from sales-type leases and interest on cash equivalents and other investments. Foreign exchange gains or losses are primarily the result of the Company’s hedging activities and are recorded net of any net premiums paid.

Recent Accounting Developments

Goodwill and Other Intangible Assets

      Pursuant to SFAS 141 “Business Combinations,” the Company was required to reclassify certain “other intangible assets” (“intangible assets” or “intangibles”) to goodwill on January 1, 2002 that do not meet the definition of an identifiable intangible asset under SFAS 141. Accordingly, $29.8 million of intangible assets were reclassified to goodwill. Additionally, a $9.9 million deferred tax liability associated with a portion of the reclassified intangible assets was reclassified to goodwill.

      On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or change in circumstances indicate that the asset might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The Company considers its SFAS 131 operating segments — Clinical Diagnostics, Life Science Research and Specialty Testing to be its reporting units for purposes of testing for impairment as the components within each operating segments have similar economic characteristics and thus do not represent separate reporting units.

      For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.

      To determine the fair value of the Company’s reporting units, the Company used a comparable industry revenue multiple approach for each of the three reportable units. Under this approach, the Company determined the average number of years’ sales for certain companies in its reporting unit’s industry that are required to equal that companies Enterprise Value, as defined (“comparable industry revenue multiple”). The Company then took the product of the revenues for each reporting unit and the comparable industry revenue multiple, which represented that reporting unit’s fair value. In all cases, the fair value of the reporting unit was in excess of the reporting units book value, which resulted in no goodwill impairment (and thus step two of the goodwill impairment test was not required to be performed).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As a result of adopting SFAS 142, net earnings for the years ended December 31, 2001 and 2000 each include $15.6 million ($18.8 million pretax) of amortization of goodwill and certain other intangible assets that were not recorded during the year ended December 31, 2002. The following provides the results for the years ended December 31, 2002, 2001 and 2000 on a comparative basis, net of tax:

	Years Ended December 31,

	2002	2001	2000

Reported net earnings	$135.5	$138.4	$125.5
Add back: Goodwill amortization	—	11.4	11.4
Tradename amortization	—	2.2	2.2
Core technology amortization	—	2.0	2.0

Adjusted net earnings	$135.5	$154.0	$141.1

Basic earnings per share:
Reported net earnings	$2.19	$2.29	$2.13
Goodwill amortization	—	0.19	0.19
Tradename amortization	—	0.04	0.04
Core technology amortization	—	0.03	0.03

Adjusted net earnings	$2.19	$2.55	$2.39

Diluted earnings per share:
Reported net earnings	$2.08	$2.16	$2.03
Goodwill amortization	—	0.18	0.18
Tradename amortization	—	0.03	0.04
Core technology amortization	—	0.03	0.03

Adjusted net earnings	$2.08	$2.40	$2.28

      The following provides information about the Company’s intangible assets:

	December 31, 2002			December 31, 2001

	Gross			Gross
	Carrying	Accumulated		Carrying	Accumulated
	Amount	Amortization	Net	Amount	Amortization	Net

Amortized intangible assets
Technology	$56.2	$(16.1)	$40.1	$56.0	$(13.3)	$42.7
Customer Contracts	167.1	(33.7)	133.4	167.1	(26.9)	140.2
Assembled Workforce	—	—	—	28.1	(4.7)	23.4
Other	45.5	(12.9)	32.6	45.2	(11.2)	34.0

	268.8	(62.7)	206.1	296.4	(56.1)	240.3
Unamortized intangible assets (in 2002)
Tradename	73.5	—	73.5	87.5	(14.1)	73.4
Core technology	66.6	—	66.6	81.5	(13.1)	68.4

	$408.9	$(62.7)	$346.2	$465.4	$(83.3)	$382.1

      Recorded goodwill and intangible asset amortization expense for the years ended December 31, 2002, 2001 and 2000 was $11.7 million, $29.6 million and $30.1 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2003, 2004,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2005, 2006 and 2007 is $12.1 million, $12.1 million, $12.0 million, $11.6 million and $11.2 million, respectively.

      The following presents activity for goodwill:

	Year Ended December 31, 2002

	Life
	Science	Clinical	Specialty
	Research	Diagnostics	Testing	Total

Goodwill, December 31, 2001	$7.2	$297.0	$31.4	$335.6
Intangible asset reclassification, offset by $9.9 million of deferred tax liabilities, see above	—	18.0	1.9	19.9
Purchase liability adjustment, offset by $0.4 million of deferred tax assets, see Note 3 below	—	(0.5)	—	(0.5)
Deferred tax valuation allowance purchase accounting adjustment	—	1.8	0.2	2.0
Currency translation adjustment	0.8	—	—	0.8

Goodwill, December 31, 2002	$8.0	$316.3	$33.5	$357.8

	Year Ended December 31, 2001

	Life
	Science	Clinical	Specialty
	Research	Diagnostics	Testing	Total

Goodwill, December 31, 2000	$—	$299.8	$31.9	$331.7
Acquisitions	7.2	2.0	—	9.2
Purchase liability adjustment, offset by $6.8 million of deferred tax assets, see Note 3 below	—	(9.0)	(1.0)	(10.0)
Purchase accounting adjustments, see Note 3 below	—	13.9	1.5	15.4
Amortization	—	(9.7)	(1.0)	(10.7)

Goodwill, December 31, 2001	$7.2	$297.0	$31.4	$335.6

     Guarantor’s Accounting and Disclosure Requirements

      In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 elaborates on the existing disclosure requirements for most guarantees. FIN 45 requires that at the time a company issues certain guarantees, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. FIN 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002 and are applicable to all guarantees issued by the guarantor subject to FIN 45’s scope, including guarantees issued prior to the issuance of FIN 45. The adoption of FIN 45 did not have any material impact on the Company’s consolidated financial position or results of operations.

Changes in Presentation

      Certain prior year amounts have been reclassified to conform to current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Composition of Certain Financial Statement Captions

      The following provides components of certain of the Company’s financial statement captions:

	2002	2001

Trade and other receivables, net
Trade receivables	$520.8	$524.6
Other receivables	19.5	27.4
Current portion of sales-type lease receivables	22.2	30.9
Less allowance for doubtful accounts	(18.1)	(18.3)

	$544.4	$564.6

Inventories
Raw materials, parts and assemblies	$94.6	$104.7
Work in process	19.1	22.6
Finished products	250.0	238.8

	$363.7	$366.1

Property, plant and equipment, net
Land	$7.5	$7.7
Buildings	122.6	114.4
Machinery and equipment	500.7	457.5
Instruments subject to lease(a)	294.6	239.1

	925.4	818.7

Less accumulated depreciation
Buildings, machinery and equipment	(343.1)	(319.4)
Instruments subject to lease(a)	(211.5)	(151.9)

	$370.8	$347.4

Accrued expenses
Purchase and assumed liabilities (see Note 3)	$4.1	$6.0
Unrealized service income	74.5	68.6
Accrued compensation	72.6	85.7
Accrued sales taxes	38.7	15.2
Other	104.2	85.1

	$294.1	$260.6

(a)	Includes instruments leased to customers generally under three- to five-year cancelable operating leases.

      Changes in the product warranty obligations for the years ended December 31, 2002 and 2001 are as follows:

	2002	2001

Balance as of December 31,	$11.2	$10.1
New warranties	51.3	45.1
Payments	(49.6)	(44.0)

Balance as of December 31,	$12.9	$11.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Acquisition of Coulter

      On October 31, 1997, the Company acquired all of the outstanding capital stock of Coulter for $850.2 million, net of Coulter’s cash on hand of $24.8 million at the date of acquisition. The acquisition was accounted for using the purchase method of accounting. This acquisition resulted in $342.0 million of goodwill (including post-acquisition adjustments), which reflected the excess of the purchase price over the fair value of tangible and intangible net assets acquired. Other acquired intangibles amounted to $404.0 million including $170.0 million attributable to the installed customer base and $116.0 million of developed technology.

      At the time of the acquisition of Coulter, the Company initiated a restructuring of Coulter to 1) eliminate certain duplicative offices and manufacturing facilities, 2) terminate certain employees and 3) terminate certain dealers. The estimated cost of the aforementioned activities amounted to $133.0 million and was included in the purchase price allocation as an accrual pursuant to EITF 95-3. Additionally, the Company assumed liabilities of 1) $103.0 million for contractual obligations of Coulter to its employees, 2) $36.0 million of change in control payments, 3) $16.6 million of tax exposures associated with potential tax audit adjustments resulting from Coulter activities that occurred before the acquisition and 4) $14.4 million of other assumed liabilities. The aforementioned EITF 95-3 accrual and assumed liabilities are collectively referred to as “Purchase and Assumed Liabilities”.

      The Company originally expected to pay for a majority of the Purchase and Assumed Liabilities through fiscal 1998. Although the majority of the restructuring activities (and related costs) did occur during fiscal 1998, many of the restructuring activities were deferred until fiscal 1999 and beyond. The deferral of these activities was due, in part, to the following:

•	The Company was involved in integrating four other acquisitions that occurred between January 1996 and April 1997 and was unable to complete the restructuring of Coulter in fiscal 1998. The acquisition of Coulter increased the Company’s revenues by nearly 50% (based on 1997 revenues) and was and still is the most significant business transaction in the Company’s history;

•	Termination of many of the Coulter dealers required more time and effort than originally anticipated (especially for dealers located outside the United States); and

•	The Company’s computer systems and software were incapable of operating from many diverse locations, so the decision was made to implement a single, globally integrated ERP infrastructure. Additionally, management was involved in forming a Specialty Testing business segment, which became effective on January 1, 2002. These activities diverted certain restructuring efforts away from the Coulter integration.

      On a periodic basis, the Company reviews the remaining balance of purchase and assumed liabilities to determine those reserves that will not be used for the original purpose they were established for. For the years ended December 31, 2002, 2001 and 2000, the Company determined that $0.9 million, $16.8 million and $8.5 million, respectively, of these liabilities were not needed and were reversed to goodwill. The $0.9 million and $8.5 million reversed during the years ended December 31, 2002 and 2000, respectively, was due to 1) the ultimate amount of the cost expended for certain restructuring activities being less than the established purchase and assumed liabilities or 2) due to the cancellation of certain restructuring activities that were originally contemplated (including the termination of certain dealers, certain employees and certain manufacturing locations). The $16.8 million reversed to goodwill during the year-ended December 31, 2001 includes $12.3 million of tax accruals that were no longer deemed necessary as the tax exposures were no longer considered probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table presents the details of the purchase and assumed liabilities recorded. The category “other” includes certain dealer termination costs, elimination of certain duplicative offices and manufacturing facilities, and certain assumed liabilities.

Balance at December 31, 1998	$110.0

1999 Activity:
Personnel	$(55.2)
Tax issues	(0.4)
Other	(1.9)

Total 1999 activity	$(57.5)

Balance at December 31, 1999:
Personnel	$15.2
Tax issues	16.2
Other	21.1

Balance at December 31, 1999	$52.5

2000 Activity:
Personnel	$(4.5)
Tax issues	(1.4)
Other	(5.5)
Reversal of excess purchase liabilities	(8.5)

Total 2000 activity	$(19.9)

Balance at December 31, 2000:
Personnel	$5.8
Tax issues	14.1
Other	12.7

Balance at December 31, 2000	$32.6

2001 Activity:
Personnel	$(3.9)
Tax issues	(0.8)
Other	(5.1)
Reversal of excess purchase liabilities	(16.8)

Total 2001 activity	$(26.6)

Balance at December 31, 2001:
Personnel	$1.9
Tax issues	1.0
Other	3.1

Balance at December 31, 2001	$6.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2002 Activity:
Personnel	$(0.2)
Tax issues	(0.6)
Other	(0.2)
Reversal of excess purchase liabilities	(0.9)

Total 2002 activity	$(1.9)

Balance at December 31, 2002:
Personnel	$1.0
Tax issues	0.4
Other	2.7

Balance at December 31, 2002	$4.1

      The reversal of excess purchase liabilities in 2002, 2001 and 2000 of $0.9 million, $16.8 million and $8.5 million, respectively, partially offset by a related reversal of $0.4 million, $6.8 million and $2.8 million, respectively, of deferred income tax assets were recorded as a reduction to goodwill. In addition to the aforementioned adjustments, the reversal of certain net deferred tax assets and other purchase accounting adjustments related to the acquisition of Coulter resulted in a $2.0 million and $15.4 million increase in goodwill during 2002 and 2001, respectively.

      Management estimates that the balance of purchase and assumed liabilities for “personnel” and “other” of $1.0 million and $2.7 million, respectively, will be utilized during 2003. Management estimates that “tax issues” totaling $0.4 million will be utilized as various tax audits of Coulter are completed.

4.	Provision for Restructuring Operations

      In the fourth quarter of 2001, the Company recorded a restructuring charge of $0.9 million related to certain reorganization activities. In the fourth quarters of 2001 and 2000, the Company reversed $1.4 million and $2.4 million, respectively, of excess restructure charges taken in prior years. These reversals resulted in net restructuring credits of $0.5 million and $2.4 million in 2001 and 2000, respectively, which are included in “Restructure credit” on the Consolidated Statements of Operations.

5.	Sale of Assets

      During 2002, the Company sold certain receivables (“Receivables”) as part of its plan to reduce debt. The net book value of financial assets sold was $122.8 million for which the Company received approximately $126.4 million in cash proceeds. In 2001 and 2000, the Company sold similar assets with a net book value of $75.2 million and $103.0 million, respectively, for cash proceeds of $79.4 million and $103.7 million, respectively. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Consolidated Balance Sheets. The agreements underlying the Receivable sales contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company provides reserves for the probable and reasonably estimable portion of these liabilities. Additionally, the Company typically services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the estimated life of the service period. At December 31, 2002 and 2001, there was $1.2 million and $1.1 million, respectively, of deferred service fees included in accrued liabilities on the Consolidated Balance Sheets. For the years ended December 31, 2002, 2001 and 2000, there was $0.2 million, $0.2 million and $0.1 million, respectively, of deferred service fees amortized to income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2002, 2001 and 2000, as a result of Coulter integration activities, the Company sold excess facilities outside the United States which resulted in gains (losses) included in non-operating income of $0.5 million, $(0.3) million and $3.2 million, respectively.

6.     Sale-leaseback of Real Estate

      On June 25, 1998, the Company sold its interest in four of its properties located in Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, the Company entered into long-term leases for each of these properties.

      The initial term of each of the leases is 20 years, with options to renew for up to an additional 30 years. As provided by the leases, the Company pays the rents in Japanese Yen. Annual rentals are approximately $18.4 million at 2002 year-end rates. At the closing of the sale-leaseback transaction, the Company became guarantor of a currency swap agreement between its landlord and its banks to convert the Yen payments to U.S. dollars. As long as this swap agreement is in place, the Company’s obligation is to pay the rents in Yen. If this agreement ceases to exist, the Company’s obligation reverts to U.S. dollar payments. The Company expects to pay the rents as they come due out of cash generated by its Japanese operation. Obligations under the operating lease agreements are included in Note 12 “Commitments and Contingencies”.

      The aggregate proceeds from the sale of the four properties totaled $242.8 million (received in cash at closing) before closing costs and transaction expenses. In accordance with the accounting rules for transactions in which a property is sold and immediately leased back from the buyer (sale-leaseback), the Company has deferred the gain from this transaction which is included in “Other liabilities”. This gain is being amortized over the initial lease term of 20 years. The remaining deferred gain was $109.0 million and $116.0 million at December 31, 2002 and 2001, respectively.

7.	Debt Financing

      Notes payable consists primarily of short-term bank borrowings by the Company’s subsidiaries outside the United States under local lines of credit. At December 31, 2002 approximately $136 million of unused uncommitted short-term lines of credit were available to the Company’s subsidiaries outside the United States at various interest rates. Within the United States, $25 million in unused uncommitted short-term lines of credit at prevailing market rates were available.

      Long-term debt consists of the following at December 31:

	Average Rate
	of Interest	2002	2001

Senior Notes, unsecured, due 2003	7.10%	$119.2	$160.0
Senior Notes, unsecured, due 2008	7.45%	240.0	240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	100.0	100.0
Other long-term debt	3.30%	38.9	69.1
Fair value adjustment (see Note 8)		29.1	10.5
Unamortized debt discounts and other		0.8	(7.9)

		763.0	806.7
Less current maturities		136.4	46.4

Long-term debt, less current maturities		$626.6	$760.3

      The aggregate maturities of long-term debt for the five years subsequent to December 31, 2002 are $136.4 million in 2003, $7.7 million in 2004, $13.6 million in 2005, $100.2 million in 2006, $0.1 million in 2007 and $505.0 million thereafter. As noted below, the $100.0 debentures due 2026 include a feature that may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

require repayment in 2006. The Company has included this $100.0 million within the $100.2 million amount included in 2006 above.

Revolving Credit Facilities

      In October 1997, the Company entered into a credit facility agreement (the “Credit Agreement”) with a group of financial institutions. The Credit Agreement originally provided for borrowings of up to $800.0 million through an unsecured revolving credit facility (the “Credit Facility”). In June 1998, the Credit Facility commitment was reduced from $800.0 million to $550.0 million, in connection with the proceeds received from the sale-leaseback of real estate, (see Note 6 “Sale-leaseback of Real Estate”). Funds borrowed under the Credit Facility generally bore interest at current market rates plus a margin based upon the Company’s senior unsecured debt rating or debt to equity ratio, whichever is more favorable. Additionally, the Company paid a quarterly facility fee on the average Credit Facility commitment (0.125% per annum at December 31, 2001). Approximately $6.8 million of fees paid to enter the Credit Agreement were being amortized to interest over the term of the Credit Agreement.

      In November 2001, the Company received proceeds from a Senior Notes offering (see “Senior Notes” below) which was used to pay down the Credit Facility. In conjunction with the pay down of the Credit Facility, the Credit Agreement commitment was reduced from $550.0 million to $317.0 million. Amounts were permitted to be drawn under the Credit Facility to meet future working capital and other business needs of the Company.

      In July 2002, the Company terminated its $317.0 million Credit Facility and entered into a new credit facility (the “$400 million Credit Facility”) with a group of financial institutions. The $400 million Credit Facility, which is unsecured, enables the Company to borrow up to $400 million (and can be increased up to $600 million upon the satisfaction of certain conditions), matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the $400 million Credit Facility generally bear interest at current market rates plus a margin based upon the Company’s senior unsecured debt rating. The Company must also pay a quarterly facility fee of 0.15% per annum on the undrawn $400 million Credit Facility commitment. In addition, approximately $1.1 million of loan origination fees will be amortized to interest expense over three years, the term of the $400 million Credit Facility.

      No amounts were owed on the $400.0 million Credit Facility or the terminated Credit Facility at December 31, 2002 and 2001.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 0.25% for Senior Notes due 2003, 0.375% for Senior Notes due 2008, and 0.35% for the Senior Notes due 2011.

      In 2002, the Company redeemed $40.8 million of the $160.0 million 7.10% Senior Notes.

Debentures

      In June 1996, the Company issued $100.0 million of debentures bearing an interest rate of 7.05% per annum due June 1, 2026. Interest is payable semi-annually in June and December. Discount and issuance costs of approximately $1.5 million are being amortized to interest expense over the term of the debentures. The debentures may be repaid, in whole or in part, on June 1, 2006 at the option of the holders of the debentures. In March 1998, the debenture agreement was amended to increase the June 1, 2006 redemption price to 103.9% of the principal amount, together with accrued interest to June 1, 2006. The debentures may be redeemed, in whole or in part, at the Company’s option at any time after June 1, 2006, at a redemption price equal to the greater of:

•	the principal amount of the debentures; or

•	the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury issue rate plus a margin of 0.1%.

Other Long-term Debt

      Other long-term debt at December 31, 2002 consists principally of $29.2 million of notes used to fund the operations of the Company’s international subsidiaries. Some of the notes issued by the Company’s international subsidiaries are secured by their assets. Notes used to fund international subsidiaries amounted to $59.3 million at December 31, 2001. Capitalized lease obligations of $9.7 million in 2002 and $9.8 million in 2001 are also included in other long-term debt.

Covenants

      Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2002, the Company was in compliance with all such covenants.

8.     Derivatives

      The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company’s objectives for holding derivatives are to minimize currency and interest rate risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no underlying exposures. The following discusses in more detail the Company’s foreign currency and interest rate exposures and related derivative instruments.

Foreign Currency

      The Company manufactures its products principally in the United States, but generated approximately 43% of its revenues in 2002 from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany sales to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

      The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

      Prior to the adoption of Derivatives Implementation Issue G20, “Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge”, during the quarter ended September 30, 2001, changes in time value were excluded from the assessment of hedge effectiveness for options designated as cash flow hedges. Hedge ineffectiveness associated with the Company’s cash flow hedges was zero and $1.7 million for the years ended December 31, 2002 and 2001, respectively. No hedge ineffectiveness was recognized on the Company’s fair value hedges during the years ended December 31, 2002 and 2001. No fair value or cash flow hedges were discontinued for the years ended December 31, 2002 and 2001.

      In July 2001 and July 2002, the Company entered into foreign currency swap contracts to hedge a net investment in a foreign operation. These foreign currency swap contracts were designated as net investment hedges. The July 2001 net investment hedge was terminated in June 2002 resulting in a minimal gain. At December 31, 2002, a $0.2 million loss associated with the July 2002 net investment hedge was included in accumulated other comprehensive income (i.e. accumulated foreign currency translation adjustment).

      Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)/ expense upon the recognition of the hedged transaction. The Company estimates that $11.5 million of the $11.6 million unrealized loss ($7.0 million after tax) included in other comprehensive income at December 31, 2002 will be reclassified to other non-operating (income)/ expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at December 31, 2002 which settle as late as April 2004.

     Interest Rate

      The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

      In March 1998, the Company entered into reverse interest rate swap contracts totaling $300.0 million associated with the issuance of the $400.0 million 1998 Senior Notes. In April 2002 and in October 2001, the Company terminated $240.0 million and $60.0 million, respectively, of these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million and $2.7 million, respectively, which is being amortized as a reduction to interest expense over the remaining original terms of the swap agreements (March 2008 and 2003, respectively). In April 2002, the Company entered into reverse interest rate swap contracts totaling $335.0 million: $100.0 million swap contract associated with the issuance of the $160.0 million Senior Notes due 2003 and $235.0 million of swap contracts associated with the issuance of the $235.0 million Senior Notes due 2011.

      Pursuant to the Company’s reverse interest rate swap agreements associated with the Senior Notes due 2003 and 2011, the Company receives an average fixed interest rate of 2.6% and 5.7%, respectively, and pays a floating interest rate based on the LIBOR (1.4% at December 31, 2002). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At December 31, 2002, the fair value of the reverse interest rate swap associated with the Senior Notes due 2003 was $0.2 million and is included in other current assets. An offsetting $0.2 million credit is included in current maturities of long-term debt as a fair value adjustment. At December 31, 2002, the fair value of the reverse interest rate swaps associated with the Senior Notes due 2011 was $29.1 million and is included in other long-term assets. An offsetting $29.1 million credit is included in long-term debt as a fair value adjustment. At December 31, 2001, the fair value of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reverse interest rate swaps associated with the 1998 Senior Notes was $10.5 million and was included in other assets. An offsetting $10.5 million credit was included in long-term debt as a fair value adjustment to the 1998 Senior Notes.

9.     Income Taxes

      The components of earnings before income taxes were:

	2002	2001	2000

U.S	$93.1	$128.9	$121.6
Non-U.S	85.8	76.1	60.3

	$178.9	$205.0	$181.9

      The provision for income taxes consisted of the following:

	2002	2001	2000

Current
U.S. federal	$12.2	$32.7	$21.1
Non-U.S	17.0	14.7	14.5
U.S. state	3.3	5.9	2.7

Total current	32.5	53.3	38.3

Deferred
U.S. federal	5.8	4.4	19.0
Non-U.S	5.1	5.8	(0.9)

Total deferred, net	10.9	10.2	18.1

Total	$43.4	$63.5	$56.4

      The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	2002	2001	2000

Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	1.2	1.9	1.1
Ireland income	(3.9)	(3.1)	(3.2)
Nondeductible goodwill	—	1.7	1.9
Non-U.S. taxes	(0.4)	0.2	(0.9)
Foreign income taxed in the U.S., net of credits	(2.3)	(0.6)	3.0
Income tax examination settlements and amendments	(2.1)	(3.4)	(1.1)
Other	(3.2)	(0.7)	(4.8)

Effective tax rate	24.3%	31.0%	31.0%

      Certain income of a subsidiary that conducted manufacturing operations in Puerto Rico was, and subsidiaries operating in Ireland and China are, taxed at substantially lower income tax rates than the U.S. federal statutory tax rate. The lower tax rate reduced expected taxes by approximately $7.0 million in 2002, $6.4 million in 2001 and $5.8 million in 2000. Although the lower Puerto Rico income tax rate was not scheduled to expire until July 2003, the closure of the Puerto Rico manufacturing operations in October 1999, as part of the Company’s restructuring plan, shortened the period of benefit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities consists of the following at December 31:

	2002	2001

Deferred tax assets
Accrued expenses	$29.9	$41.5
Compensation	18.8	7.5
International	27.5	19.9
Inventories	5.8	3.9
Postemployment/retirement benefits	54.9	53.9
Purchase and assumed liabilities	1.6	1.8
Restructuring costs	0.1	0.2
Tax credits (primarily research and development)	15.0	19.6
Minimum pension liability	32.8	—
Derivatives qualifying as hedges	4.6	—
Other	35.0	49.3

	226.0	197.6
Less: Valuation allowance	(53.1)	(51.1)

Total deferred tax assets	172.9	146.5

Deferred tax liabilities
Accelerated depreciation	(11.8)	(4.4)
Deferred service contracts	(10.6)	(8.6)
Intangibles	(111.1)	(117.8)
International	(12.9)	(11.3)
Sale-leaseback	(10.6)	(8.6)
Leases	(4.1)	(3.3)
Other	(44.1)	(57.9)

Total deferred tax liabilities	(205.2)	(211.9)

Net deferred tax liability	$(32.3)	$(65.4)

      The Company’s tax credits of $15.0 million at December 31, 2002 are scheduled to expire in the years 2014 to 2018.

      At December 31, 2002, the Company had a valuation allowance of $53.1 million associated with certain deferred tax assets due to uncertainties regarding their realizability. The Company believes that the remaining deferred income tax assets will be realized based upon its historical pre-tax earnings, adjusted for significant items such as non-recurring charges. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these deferred tax assets.

      During the year ended December 31, 2002, the Company increased its valuation allowance by $2.0 million. The offsetting charge was recorded as an increase to goodwill as it related to the establishing of a valuation allowance against certain deferred tax assets acquired from Coulter. Of the $53.1 million of valuation allowance at December 31, 2002, $9.1 million relates to additional valuation allowances established for certain deferred tax assets acquired from Coulter.

      Non-U.S. withholding taxes and U.S. taxes have not been provided on approximately $305.0 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

operations or will be offset by credits for foreign income taxes paid. Determination of the deferred tax liability related to unremitted earnings of foreign operations is not practicable.

10.     Employee Benefits

Incentive Compensation Plan

      In 1998, the Company adopted the 1998 Incentive Compensation Plan (the “1998 Plan”), which replaced a 1990 Plan. An initial 4.0 million shares were reserved under the 1998 Plan. Granted options typically vest over three or four year periods and expire ten years from the date of grant. Each year, commencing January 1, 1999, the number of shares available under the 1998 Plan will increase by 1.5% of the number for voting purposes of common stock issued and outstanding as of the prior December 31. As of January 1, 2003, 2.9 million shares remain available for grant under this plan.

      The following is a summary of the option activity, including weighted average option information (in thousands, except per option information):

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
		Price Per		Price Per		Price Per
	Options	Option	Options	Option	Options	Option

Outstanding at beginning of year	7,163	$25.22	7,390	$20.45	7,192	$18.30
Granted	1,383	$43.53	1,434	$38.63	1,475	$26.29
Exercised	(634)	$17.85	(1,615)	$15.23	(1,234)	$14.71
Canceled	(34)	$35.12	(46)	$27.96	(43)	$25.33

Outstanding at end of year	7,878	$28.98	7,163	$25.22	7,390	$20.45

		Weighted			Weighted
		Average			Average
	Options	Exercise	Weighted Average	Options	Exercise
	Outstanding at	Price Per	Remaining	Exercisable at	Price Per
	December 31,	Outstanding	Contractual Life	December 31,	Exercisable
Range of Exercise Prices	2002	Option	(Years)	2002(a)	Option

$0.00 to $17.00	732	$13.49	1.5	732	$13.49
$17.01 to $22.00	1,872	$20.51	3.5	1,872	$20.51
$22.01 to $27.00	2,292	$25.94	6.1	1,666	$26.10
$27.01 to $32.00	131	$30.11	6.4	124	$30.15
$32.01 to $37.00	81	$35.20	7.7	50	$35.71
$37.01 to $42.00	1,391	$38.59	7.7	380	$38.45
$42.01 to $47.00	1,291	$43.10	9.0	7	$43.53
$47.01 to $52.00	88	$50.70	8.8	50	$51.96

	7,878			4,881

(a)	Options exercisable at December 31, 2001 and 2000 (in thousands) were 4,372 and 4,806, respectively.

      The Company continues to follow the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Pursuant to APB 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized no compensation expense on its stock option plans. The Company also does not recognize compensation expense

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on stock issued to employees under its stock purchase plan (see below for discussion), where the discount from the market value is not material. The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS 123, “Accounting for Stock Based Compensation”:

	2002	2001	2000

Net earnings as reported	$135.5	$138.4	$125.5
Assumed stock compensation cost, net of tax	(10.1)	(8.9)	(8.0)

Pro forma net earnings	$125.4	$129.5	$117.5

Earnings per share:
Basic-as reported	$2.19	$2.29	$2.13
Basic-pro forma	$2.03	$2.14	$2.00
Diluted-as reported	$2.08	$2.16	$2.03
Diluted-pro forma	$1.93	$2.02	$1.90

      The Company uses the Black-Scholes valuation model for estimating the fair value of the options. The following represents the estimated fair value of options granted and the weighted average assumptions used for calculation:

	2002	2001	2000

Weighted average estimated fair value per option granted	$17.85	$14.55	$11.26
Average exercise price per option granted	$43.53	$38.63	$26.29
Stock volatility	31.3%	28.7%	30.9%
Risk-free interest rate	5.6%	5.1%	5.2%
Option term — years	7.7	7.8	9.6
Stock dividend yield	1.2%	1.3%	1.3%

Stock Purchase Plan

      The Company has a stock purchase plan that operates in accordance with section 423 of the Internal Revenue Code whereby all United States employees and employees of certain subsidiaries outside the United States can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. During 2002, 2001 and 2000, employees purchased 0.3 million shares, 0.3 million shares and 0.4 million shares, respectively, and 3.4 million shares remain available for use in the plan at December 31, 2002.

Stock Appreciation Rights

      The Company periodically awards stock appreciation rights to certain employees of its international subsidiaries. These rights vest over two, three or four years. Compensation expense for these rights is based on changes between the grant price and the fair market value of the rights. The compensation effect attributable to the stock appreciation rights was immaterial during 2002, 2001 and 2000.

Postemployment Benefits

      Pursuant to SFAS 112 “Employers Accounting for Postemployment Benefits,” the Company recognizes an obligation for certain benefits awarded to individuals after employment but before retirement. During 2002, 2001 and 2000, the Company recorded charges of $4.3 million, $3.8 million and $0.6 million, respectively, associated with its postemployment obligations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Grantor Trust for Beckman Coulter, Inc. Executive Plans

      In May 2002, the Company established an irrevocable grantor trust (the “Trust”) to provide a source of funds to assist the Company in meeting its obligations under various executive and director deferred compensation benefit plans. Periodically, the Company’s common stock obligations under the plans are estimated and the Trust is funded in the amount of those obligations.

      The Trust has been consolidated in the Company’s financial statements. The $14.1 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the accompanying balance sheet as components of Stockholders’ Equity at December 31, 2002. The common stock was acquired in the open market. The Trust will hold the common stock for the benefit of the participants and will distribute the stock to the participants in accordance with the provisions of the plans. The participants may elect to receive distributions over one to 15 years, upon termination of service.

11.	Retirement Benefits

Defined Benefit Pension Plans

      The Company provides pension benefits covering the majority of its employees. Pension benefits for Beckman Coulter’s domestic employees are based on age, years of service and compensation rates. The Company’s funding policy is to provide currently for accumulated benefits, subject to federal regulations. Assets of the plans consist principally of corporate stocks and bonds, real estate and government fixed income securities.

      Certain of the Company’s international subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans. Unfunded foreign pension obligations are recorded as a liability on the Company’s consolidated balance sheets.

      Consolidated pension expense was $17.2 million in 2002, $13.4 million in 2001 and $11.8 million in 2000. Pension expense for international plans was $4.3 million in 2002, $4.3 million in 2001 and $4.6 million in 2000. The annual pension expense is determined by our actuaries in accordance with the actuarial accounting requirements of SFAS 87 “Employers’ Accounting for Pensions.”

Postretirement Plan

      The Company’s Postretirement Plan provides certain healthcare and life insurance benefits for retired United States employees and their dependents. Eligibility under the Postretirement Plan and participant cost sharing is dependent upon the participant’s age at retirement, years of service and retirement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following represents required disclosures regarding benefit obligations and plan assets of the Pension and Postretirement Plans determined by outside actuarial valuations:

	Pension Plans		Postretirement Plan

	2002	2001	2002	2001

Change in benefit obligation:
Benefit obligation at beginning of year	$510.6	$476.0	$120.0	$91.7
Service cost	16.5	14.0	3.9	3.1
Interest cost	36.2	34.1	8.0	7.3
Actuarial (gain) loss	(1.2)	9.4	4.1	23.2
Benefits paid	(28.4)	(29.9)	(8.5)	(7.1)
Amendments	—	7.0	(28.2)	—
Plan participant contribution	—	—	2.7	1.8

Benefit obligation at end of year	$533.7	$510.6	$102.0	$120.0

Change in plan assets:
Fair value of plan assets at beginning of year	$407.3	$468.9	$—	$—
Employer contribution	24.8	1.4	5.9	5.3
Plan participant contribution	—	—	2.7	1.8
Actual return (loss)on plan assets	(61.1)	(33.1)	—	—
Benefits paid	(28.4)	(29.9)	(8.6)	(7.1)

Fair value of plan assets at end of year	$342.6	$407.3	$—	$—

Funded status	$(191.1)	$(103.3)	$(102.0)	$(120.0)
Unrecognized net actuarial loss	166.3	66.5	13.5	9.3
Unrecognized prior service cost	17.0	19.6	(24.0)	(0.8)

Accrued benefit cost	$(7.8)	$(17.2)	$(112.5)	$(111.5)

Amounts recognized in the balance sheets consist of:
Intangible asset	$18.4	$15.8	$—	$—
Accrued benefit liability	(108.1)	(33.0)	(112.5)	(111.5)
Accumulated other comprehensive income, including $32.8 million deferred tax asset	81.9	—	—	—

Net amount recognized	$(7.8)	$(17.2)	$(112.5)	$(111.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table lists the components of the net periodic benefit cost of the plans and the weighted average assumptions as of December 31 for the periods indicated:

	Pension Plans			Postretirement Plan

	2002	2001	2000	2002	2001	2000

Service cost	$16.5	$14.0	$13.1	$3.9	$3.2	$2.5
Interest cost	36.2	34.1	32.8	8.0	7.3	6.4
Expected return on plan assets	(42.7)	(41.2)	(40.8)	—	—	—
Amortization of transition obligation	—	—	0.4	—	—	—
Amortization of prior service costs	2.6	1.9	1.2	(0.8)	(0.1)	(0.1)
Amortization of actuarial gain (loss)	0.3	0.3	0.5	—	—	(0.6)

Net periodic benefit cost	12.9	9.1	7.2	11.1	10.4	8.2
Gain due to curtailment	—	—	—	(4.2)	—	—

Total benefit	$12.9	$9.1	$7.2	$6.9	$10.4	$8.2

Discount rate	7.0%	7.3%	7.5%	7.0%	7.3%	7.5%
Expected return on plan assets	9.0%	9.8%	9.8%	—	—	—
Rate of compensation increase	3.0%	4.3%	4.3%	—	—	—

      In November 2002, the Company recorded a gain of $4.2 million as a result of a curtailment of a postretirement plan, whereby employees who had not met certain age and service requirements as of December 31, 2002 are no longer eligible to receive medical coverage upon retirement. In December 2002, the Company recorded a charge of $81.9 million to other comprehensive income (less a tax benefit of $32.8 million) resulting in a minimum pension liability adjustment of $49.1 million to stockholders’ equity in accordance with SFAS 87, “Employers’ Accounting for Pensions.” The charge to other comprehensive income represented the excess of the Company’s accumulated benefit obligation over the fair value of the related plan assets as of December 31, 2002 and may or may not impact future pension funding requirements.

      The projected benefit obligation and the accumulated benefit obligation for the Company’s qualified pension plans with accumulated benefit obligations in excess of plan assets were $511.6 million and $430.6 million, respectively, as of December 31, 2002. These pension plans have plan assets of $342.6 million as of December 31, 2002.

      The projected benefit obligation and the accumulated benefit obligation for the Company’s non-qualified pension plans with accumulated benefit obligations in excess of plan assets were $22.2 million and $17.5 million, respectively, as of December 31, 2002 and $22.2 million and $17.9 million, respectively, as of December 31, 2001. These pension plans have no plan assets.

      The assumed healthcare trend rate used in measuring the postretirement cost for 2002 is 8.5%, gradually declining to 5.0% by the year 2006 and remaining at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1.0% increase in assumed healthcare cost trend rates would increase the totals of the service and interest cost components for 2002 and the postretirement benefit obligation as of December 31, 2002 by $2.1 million and $13.8 million, respectively. A 1.0% decrease in assumed healthcare cost trend rates would decrease the total of the service and interest cost components for 2001 and the postretirement benefit obligation as of December 31, 2002 by $1.7 million and $11.5 million, respectively.

Defined Contribution Plan

      The Company has a defined contribution plan available to its domestic employees. Under the plan, eligible employees may contribute a portion of their compensation. Employer contributions are primarily based on a percentage of employee contributions and vest immediately. However, certain former Coulter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employees are eligible for additional employer contributions based on age and salary levels, which become fully vested after five years of service. The Company contributed $16.0 million in 2002, $16.1 million in 2001 and $15.2 million in 2000 to the plan.

12.	Commitments and Contingencies

Environmental Matters

      The Company is subject to federal, state, local and foreign environmental laws and regulations. Although the Company continues to incur expenditures for environmental protection, it does not anticipate any expenditures to comply with such laws and regulations which would have a material impact on the Company’s operations or financial position. The Company believes that its operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

      To address contingent environmental costs, the Company establishes reserves when the costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the reserves established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on the Company’s operations, financial condition or liquidity, although no assurance can be given in this regard.

      In 1983, the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency (“EPA”) issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The EPA has agreed that the Company has completed remediation of a substantial portion of the site and has agreed that the Company can discontinue its pump and treat activities and implement monitored natural attenuation as the remedial action for the small portion of the site where remedial action is still needed. SmithKline Beckman, the Company’s former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company’s earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation

      The Company is involved in a number of lawsuits, which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on its results of operations, financial position or liquidity. However, the Company cannot give any assurances regarding the ultimate outcome of these lawsuits and their resolution could be material to the Company’s operating results for any particular period, depending upon the level of income for the period.

      In December 1999, Streck Laboratories, Inc. (“Streck”) sued Beckman Coulter, Inc. and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleged that certain hematology control products sold by Beckman Coulter, Inc. and/or Coulter Corporation infringed each of six patents owned by Streck, and sought injunctive relief, damages, attorney fees and costs. Beckman Coulter, Inc., on behalf of itself and Coulter Corporation, denied liability. Trial of the action commenced in late October, 2002. On November 12, 2002, while the trial was underway, the parties reached a settlement of the litigation. Under the terms of the settlement, a judgment was entered that the six Streck patents are valid and were infringed by Beckman Coulter. Beckman Coulter also agreed to pay Streck a confidential, fixed amount for past infringement and a royalty going forward for a non-exclusive license under the six patents for hematology controls. The settlement of the Streck litigation for past infringement plus related expenses amounted to a $39.3 million charge and is included in the accompanying consolidated statements of operations. The Company is in the process of pursuing a claim against an escrow account that was created as part of the Coulter acquisition to cover pre-acquisition contingencies, such as the aforementioned litigation matter. Any amounts received will be recorded to operations. A portion of the “related expenses” included in the $39.3 million are costs that the Company had previously capitalized as they were determined to be recoverable from the escrow account.

Lease Commitments

      The Company leases certain facilities, equipment and automobiles under operating lease arrangements. Certain of the leases provide for payment of taxes, insurance and other charges by the lessee. Rent expense was $88.8 million in 2002, $88.5 million in 2001 and $81.3 million in 2000.

      As of December 31, 2002, minimum annual rentals payable under non-cancelable operating leases aggregate $418.3 million, which is payable $55.0 million in 2003, $51.3 million in 2004, $42.7 million in 2005, $37.5 million in 2006, $36.5 million in 2007 and $195.3 million thereafter.

13.     Earnings Per Share, Outstanding Shares and Treasury Stock

Earnings Per Share

      Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items, to common stock using the treasury stock method based upon the weighted-average fair value of the Company’s common stock during the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Net		Per Share
	Earnings	Shares	Amount

Year Ended December 31, 2002
Basic EPS:
Net Earnings	$135.5	61.777	$2.19
Effect of dilutive stock options	—	3.283	(0.11)

Diluted EPS:
Net earnings	$135.5	65.060	$2.08

	Earnings
	Before
	Accounting		Per Share
	Change	Shares	Amount

Year Ended December 31, 2001
Basic EPS:
Earnings before accounting change	$141.5	60.515	$2.34
Effect of dilutive stock options	—	3.496	(0.13)

Diluted EPS:
Earnings before accounting change	$141.5	64.011	$2.21

	Net		Per Share
	Earnings	Shares	Amount

Year Ended December 31, 2000
Basic EPS:
Net earnings	$125.5	58.821	$2.13
Effect of dilutive stock options	—	2.946	(0.10)

Diluted EPS:
Net earnings	$125.5	61.767	$2.03

      In 2002 and 2000, 1.4 million and 0.1 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted EPS as their effect would have been anti-dilutive. In 2001, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS.

Outstanding Shares

      The following is a detail of the Company’s outstanding common stock shares:

	2002	2001	2000

Outstanding at beginning of year	61.2	59.7	57.9
Employee stock purchases	1.4	1.5	1.8
Treasury stock purchases (see below)	(1.3)	—	—
Common stock purchases held in grantor trust (see Note 10)	(0.3)	—	—

Outstanding at end of year	61.0	61.2	59.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock

      In October 2002, the Company’s Board of Directors authorized the repurchase of up to 5.0 million shares of the Company’s common stock to pre-fund its stock-based employee benefit programs. The stock repurchase program is authorized to continue through October 2005. Through December 31, 2002, the Company repurchased 1.3 million shares.

14.     Business Segment Information

      The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. In 2001 and 2000, the Company’s organization had two reportable segments: (1) clinical diagnostics and (2) life science research. In the first quarter of 2002, the Company formed a third reportable segment, specialty testing. The clinical diagnostics segment encompasses diagnostic applications, principally in hospital laboratories. The life science research segment includes life sciences and drug discovery applications in universities, medical schools, and pharmaceutical and biotechnology companies. The specialty testing segment focuses on customers in medical centers, reference laboratories and pharmaceutical research organizations who perform clinical trials, conduct disease related research and perform esoteric testing. All corporate activities including financing transactions are captured in a central services “Center”, which is reflected in the tables below. The Company evaluates performance based on profit or loss from operations. Reportable segments are managed separately, since each business requires different technologies or products. The Company did not restate segment operating income for 2001 and 2000 under the three reportable segment structure that took effect in 2002 as it was impracticable to do so due to systems limitations.

      In the first quarter of 2003, the Company announced the consolidation of the Life Science Research and Specialty Testing Divisions under a new Biomedical Research Division. Revised segment reporting will begin in the first quarter of 2003.

	For the Years Ended December 31,

	2002	2001	2000

Net sales
Routine Chemistry	$578.7	$547.7	$524.4
Immunodiagnostics	382.8	350.7	314.4

Total Chemistry	961.5	898.4	838.8

Hematology	457.0	433.0	442.6

Total Clinical Diagnostics	1,418.5	1,331.4	1,281.4

Robotic Automation/ Genetic Analysis	168.6	167.5	126.0
Centrifuge/ Analytical Systems	276.3	291.4	288.7

Total Life Science Research	444.9	458.9	414.7

Total Specialty Testing	196.0	193.7	190.8

Consolidated	$2,059.4	$1,984.0	$1,886.9

Operating income (loss)
Clinical diagnostics	$291.6	$259.6	$253.4
Life science research	73.4	94.6	75.1
Center	(141.5)	(114.6)	(95.9)

Consolidated	$223.5	$239.6	$232.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Years Ended December 31,

	2002	2001	2000

Operating income (loss)
Clinical diagnostics	$280.6
Life science research	73.4
Specialty testing	11.0
Center	(141.5)

Consolidated	$223.5

Interest income
Clinical diagnostics	$(6.7)	$(3.6)	$(1.4)
Life science research	—	—	—
Specialty testing	—	—	—
Center	(1.1)	(4.0)	(4.9)

Consolidated	$(7.8)	$(7.6)	$(6.3)

Interest expense
Clinical diagnostics	$—	$—	$—
Life science research	—	—	—
Specialty testing	—	—	—
Center	45.7	54.5	71.9

Consolidated	$45.7	$54.5	$71.9

Sales to external customers
Americas
United States	$1,173.7	$1,119.5	$1,039.8
Canada and Latin America	125.5	135.3	127.9

	1,299.2	1,254.8	1,167.7
Europe	514.1	484.7	481.7
Asia	246.1	244.5	237.5

Consolidated	$2,059.4	$1,984.0	$1,886.9

	December 31, 2002	December 31, 2001

Long-lived assets
Americas
United States	$1,035.2	$1,005.0
Canada and Latin America	32.1	26.5

	1,067.3	1,031.5
Europe	118.0	93.0
Asia	22.1	17.9

Consolidated	$1,207.4	$1,142.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002	December 31, 2001

Total assets
Clinical diagnostics	$1,488.8	$1,463.5
Life science research	305.1	313.5
Specialty testing	192.5	191.8
Center	277.2	209.2

Consolidated	$2,263.6	$2,178.0

Goodwill
Clinical diagnostics	$316.3	$297.0
Life science research	8.0	7.2
Specialty testing	33.5	31.4
Center	—	—

Consolidated	$357.8	$335.6

15.     Investments

      At December 31, 2002 and 2001, the Company had $1.9 million and $5.8 million, respectively, of investments in non-marketable equity securities that were being accounted for at cost, absent an “other than temporary” impairment. At December 31, 2001, the Company had a non-marketable equity investment of $1.0 million that was being accounted for as an equity method investment as it could exert significant influence over this entity. These investments are included in other assets on the accompanying Consolidated Balance Sheets. The Company monitors the aforementioned investments for events that may result in declines in value that are other than temporary. Factors considered in evaluating whether a decline in fair value is other than temporary are:

•	The Company’s ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;

•	The duration for and extent to which the fair value has been less than cost; and

•	The financial condition and near-term prospects of the issuer.

      During 2002 and 2001, the Company took impairment charges of $4.0 million and $4.7 million, respectively, related to investments in non-marketable equity securities that were being accounted for at cost as there were “other than temporary” declines in value. These impairment charges are included in other non-operating expense.

      The $4.0 million impairment charge during 2002 was primarily based on a recapitalization of the investee in August 2002, which reduced the Company’s effective ownership percentage (and thus its proportionate share of the fair value of the investee). The $4.7 million impairment charge during 2001 was primarily based on notification in March 2001 which indicated that the investee had been forced to seek bankruptcy protection.

16.     Subsequent Event (Unaudited)

      During the quarter ending March 31, 2003, the Company intends on recording a restructure charge of approximately $16 million associated with the elimination of about 300 positions worldwide, or approximately 3% of its workforce. About two-thirds of these eliminations will be in the United States and one-third in other locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Quarterly Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year

	2002	2001	2002	2001	2002	2001	2002	2001	2002	2001

Sales	$446.7	$432.7	$516.1	$496.4	$501.1	$476.6	$595.5	$578.3	$2,059.4	$1,984.0
Cost of sales	239.8	230.9	282.1	263.8	276.5	258.8	326.5	304.9	1,124.9	1,058.4

Gross profit	206.9	201.8	234.0	232.6	224.6	217.8	269.0	273.4	934.5	925.6

Selling, general and administrative(1)	116.0	110.3	118.4	120.9	122.0	121.2	131.4	144.5	487.8	496.9
Research and development	41.9	42.2	47.8	47.3	47.8	45.9	46.4	54.2	183.9	189.6
Restructure credit	—	—	—	—	—	—	—	(0.5)	—	(0.5)
Litigation settlement and related expenses	—	—	—	—	—	—	39.3	—	39.3	—

Operating income	49.0	49.3	67.8	64.4	54.8	50.7	51.9	75.2	223.5	239.6

Non-operating expense	9.0	15.4	8.0	11.1	14.9	2.9	12.7	5.2	44.6	34.6

Earnings before income taxes and accounting change	40.0	33.9	59.8	53.3	39.9	47.8	39.2	70.0	178.9	205.0
Income taxes	12.0	10.5	17.9	16.5	7.8	14.8	5.7	21.7	43.4	63.5

Earnings before accounting change, after taxes	28.0	23.4	41.9	36.8	32.1	33.0	33.5	48.3	135.5	141.5
Cumulative effect of accounting change, net of income taxes	—	3.1	—	—	—	—	—	—	—	3.1

Net earnings	$28.0	$20.3	$41.9	$36.8	$32.1	$33.0	$33.5	$48.3	$135.5	$138.4

Basic earnings per share before accounting change	$0.46	$0.39	$0.68	$0.61	$0.52	$0.54	$0.54	$0.79	$2.19	$2.34
Diluted earnings per share before accounting change	$0.43	$0.37	$0.64	$0.58	$0.49	$0.52	$0.53	$0.75	$2.08	$2.21
Diluted earnings per share	$0.43	$0.32	$0.64	$0.58	$0.49	$0.52	$0.53	$0.75	$2.08	$2.16
Dividends per share	$0.085	$0.085	$0.085	$0.085	$0.090	$0.085	$0.090	$0.085	$0.350	$0.340
Stock price —
High	$51.07	$41.81	$52.47	$41.47	$48.25	$47.01	$39.72	$45.25	$52.47	$47.01
Stock price —
Low	$42.18	$34.50	$43.57	$35.55	$36.98	$39.70	$25.78	$39.70	$25.78	$34.50

(1)	Each quarter of 2001 includes $4.7 million ($3.9 million net-of-tax) of amortization of goodwill and certain other intangible assets that was not recorded during 2002, pursuant to the Company’s adoption of SFAS 142, “Goodwill and Other Intangible Assets.”

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.	Directors and Officers of the Registrant

      Directors — the information with respect to directors required by this Item is incorporated herein by reference to those parts of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 3, 2003 entitled “ELECTION OF DIRECTORS” and “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS.”

      Executive Officers — The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11.     Executive Compensation

      The information with respect to executive compensation required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 3, 2003 entitled “EXECUTIVE COMPENSATION”, excluding those sections entitled “ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “PERFORMANCE GRAPH”.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information with respect to security ownership required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 3, 2003 entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.     Certain Relationships and Related Transactions

      The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 3, 2003 entitled “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS, Compensation Committee Interlocks and Insider Participation.”

Item 14.	Controls and Procedures

      The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

      There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1), (a)(2) Financial Statements and Financial Statement Schedules

(a)(3) Exhibits

        * Management contracts and compensatory plans or arrangements are identified by an asterisk.

2.1	Stock Purchase Agreement among Coulter Corporation, The Stockholders of Coulter Corporation and Beckman Coulter, dated as of August 29, 1997 (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Report on Form 8-K dated November 13, 1997, File No. 001-10109). (Note: Confidential treatment has been obtained for portions of this document).
3.1	Amended and Restated By-Laws of Beckman Coulter, as of June 7, 2001 (incorporated by reference to Exhibit 3.0 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
3.2	Fifth Restated Certificate of Incorporation dated April 24, 2000 (incorporated by reference to Exhibit 3.1 of the Company’s submission on Form S-3 filed with the Securities and Exchange Commission on May 5, 2000, File No. 333-02317).
4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).
4.2	Rights Agreement between Beckman Coulter and Morgan Shareholder Services Trust Company, as Rights Agent, dated as of March 28, 1989 (incorporated by reference to Exhibit 4 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1989, File No. 001-10109).
4.3	First amendment to the Rights Agreement dated as of March 28, 1989 between Beckman Coulter and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, dated as of June 24, 1992 (incorporated by reference to Exhibit 1 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1992, File No. 001-10109).
4.4	Senior Indenture between Beckman Coulter and The First National Bank of Chicago as Trustee, dated as of May 15, 1996, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
4.5	7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
4.6	Amendment 1998-1 to Beckman Coulter’s Employees’ Stock Purchase Plan dated December 9, 1998 (incorporated by reference to Exhibit 4.6 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-10109).
4.7	Stockholder Protection Rights Agreement dated as of February 4, 1999 (incorporated by reference to Exhibit 4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 8, 1999, File No. 995-23266).

4.8	Indenture dated as of March 4, 1998 by and between Beckman Coulter, The First National Bank of Chicago, as trustee, and Beckman Instruments (Naguabo) Inc., SmithKline Diagnostics, Inc., Hybritech Incorporated, Coulter Leasing Corporation and Coulter Corporation (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 17, 1998, File No. 333-50409).
4.9	Supplemental Indenture No. 1, dated as of March 6, 1998, between Beckman Instruments, Inc. and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.13 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).
4.10	Supplemental Indenture No. 2, dated as of March 6, 1998, among Beckman Instruments (Naguabo) Inc., Hybritech Incorporated, SmithKline Diagnostics, Inc., Coulter Corporation, Coulter Leasing Corporation, Beckman Instruments, Inc., and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.14 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).
4.11	Senior Indenture between Beckman Coulter, Inc. and Citibank N.A. as Trustee dated April 25, 2001 (incorporated by reference to Exhibit 4.1 to the submission on Form S-3/ A filed with the Securities and Exchange Commission on April 26, 2001, File No. 333-58968).
4.12	First Supplemental Indenture dated as of November 19, 2001 among Beckman Coulter as Issuer, Coulter Corporation and Hybritech Incorporated as Guarantors, and Citibank N.A. as Trustee (incorporated by reference to Exhibit 4.12 of the Company’s Form 10-K filed with the Securities and Exchange Commission on February 22, 2002, File No. 001-10109).
4.13	Beckman Coulter, Inc. Executive Deferred Compensation Plan (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).
4.14	Beckman Coulter, Inc. Executive Restoration Plan (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.2 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).
4.15	Beckman Coulter, Inc. Deferred Directors’ Fee Program (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).
4.16	Master Trust Agreement for Beckman Coulter, Inc.’s Executive Plans (incorporated by reference to Exhibit 4.4 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).
10.1	Credit Agreement dated as of October 31, 1997 among the Company as Borrower, the Initial Lenders and the Initial Issuing Banks named therein, and Citicorp USA, Inc. as Agent (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
10.2	Guaranty dated as of October 31, 1997 made by each Guarantor Subsidiary (as defined in the Credit Agreement, Exhibit 10.1 herein) of Beckman Coulter, in favor of the Lender Parties (as defined in the Credit Agreement) (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
10.3	Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998. (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1998, File No. 001-10109).
10.4	Benefit Equity Amended and Restated Trust Agreement between Beckman Coulter and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1997, File No. 001-10109).

*10.5	Beckman Coulter’s Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997 (incorporated by reference to Exhibit 10 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1997, File No. 001-10109).
*10.6	Amendment to Beckman Coulter’s Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed January 13, 1998, Registration No. 333-24851).
*10.7	Beckman Coulter’s Incentive Compensation Plan, as amended by the Beckman Coulter’s Board of Directors on October 26, 1988 and as amended and restated by Beckman Coulter’s Board of Directors on March 28, 1989 (incorporated by reference to Exhibit 10.16 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).
*10.8	Amendment to Beckman Coulter’s Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form S-8 Registration statement, filed January 13, 1998, Registration No. 33-31573).
10.9	Restricted Stock Agreement and Election (Cycle Three — Economic Value Added Incentive Plan), adopted by Beckman Coulter in 1996 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No. 001-10109).
10.10	Form of Restricted Stock Agreement, dated as of January 3, 1997, between Beckman Coulter and certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).
10.11	Beckman Coulter’s Supplemental Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1990, File No. 001-10109).
10.12	Amendment 1995-1 to Beckman Coulter’s Supplemental Pension Plan, adopted by Beckman Coulter in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).
10.13	Amendment 1996-1 to Beckman Coulter’s Supplemental Pension Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).
10.14	Stock Option Plan for Non-Employee Directors, amended and restated effective as of August 7, 1997, (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).
10.15	Agreement Regarding Retirement Benefits of Albert Ziegler, dated June 16, 1995, between Beckman Coulter and Albert Ziegler (incorporated by reference to exhibit 10.22 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-10109).
10.16	Agreement Regarding Retirement Benefits of Fidencio M. Mares, adopted and dated April 30, 1996, between Beckman Coulter and Fidencio M. Mares (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).
10.17	Amendment 1997-1 to Beckman Coulter’s Employees’ Stock Purchase Plan, adopted effective January 1, 1998 and dated October 20, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

10.18	Beckman Coulter’s Amended and Restated Deferred Directors’ Fee Program, amended as of June 5, 1997 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
10.19	Amendment 1997-2 to Beckman Coulter’s Supplemental Pension Plan, adopted as of October 31, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).
10.20	Form of Restricted Stock Award Agreement between Beckman Coulter and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).
10.21	Form of Stock Option Grant for non-employee Directors (incorporated by reference to Exhibit 4.3 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).
*10.22	Beckman Coulter’s Employees’ Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995, File No. 33-65155 (incorporated by reference to Exhibit 10.29 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).
*10.23	Beckman Coulter’s Option Gain Deferral Program, dated January 14, 1998 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-24851).
*10.24	Form of Coulter’s Special Incentive Plan and Sharing Bonus Plan, assumed by Beckman Coulter October 31, 1997 (incorporated by reference to Exhibit 10.38 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).
10.25	Distribution Agreement, dated as of April 11, 1989, among SmithKline Beckman Corporation Beckman Coulter, and Allergan, Inc. (incorporated by reference to Exhibit 3 of SmithKline Beckman Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).
10.26	Amendment to the Distribution Agreement effective as of June 1, 1989, among SmithKline Beckman Corporation, Beckman Coulter and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-28853).
10.27	Cross-Indemnification Agreement between Beckman Coulter and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).
10.28	Amendment No. 1, dated April 3, 1998, to the Credit Agreement by and among Beckman Coulter, as borrower, the Initial Lenders and the Issuing Banks named therein, and Citicorp USA, Inc. as Agent dated October 31, 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
*10.29	Amendment No. 1998-1, adopted and effective as of April 2, 1998, to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
10.30	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.5 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.31	Lease Agreement made as of June 25, 1998, between Beckman Coulter, Inc., and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.6 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.32	Lease Agreement made as of June 25, 1998, between Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.7 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.33	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.8 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.34	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.9 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.35	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc. and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.10 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.36	Lease Modification Agreement made as of June 25, 1998, among Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.11 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.37	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.12 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
10.38	Guaranty of Lease, executed as of June 25, 1998, by Beckman Coulter, Inc. for the benefit of Cardbeck Miami Trust (incorporated by reference to Exhibit 2.13 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).
*10.39	Beckman Coulter’s Amended and Restated Executive Deferred Compensation Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69249).
*10.40	Beckman Coulter’s Amended and Restated Executive Restoration Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69251).
*10.41	Beckman Coulter’s Amended and Restated Savings Plan dated December 24, 1998, effective as of September 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 10, 1999, Registration No. 333-72081).
*10.42	Amendment 1998-1, adopted and effective as of April 2, 1998 to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-10109).
*10.43	1999 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).

*10.44	Amendment 1999-1, adopted October 22, 1999 and effective as of September 1, 1998, to the Beckman Coulter, Inc. Executive Restoration Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).
*10.45	Amendment 1999-2, adopted November 23, 1999, to the Beckman Coulter, Inc. 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
*10.46	Amendment 1999-1, adopted December 20, 1999, to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.52 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
*10.47	Change of Control Agreement between Beckman Coulter, Inc. and John P. Wareham, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.53 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
*10.48	2000 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 2000, File No. 001-10109).
*10.49	Beckman Coulter, Inc. Savings Plan, Amendment 2000-1, dated June 5, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2000, File No. 001-10109).
*10.50	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.51	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-2, dated October 19, 2000 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.52	Beckman Coulter, Inc. Executive Restoration Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.53	Form of Change in Control Agreement, dated as of January 1, 2001, between Beckman Coulter, certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.55 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.54	Amendment 2000-2 adopted December 21, 2000 to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.56 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.55	Executive Retention Incentive Program Summary (February 2001) (incorporated by reference to Exhibit 10.57 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.56	Amendment Number 2001-1 to the Beckman Coulter, Inc. Supplemental Pension Plan, adopted June 29, 2001 and effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.57	2001 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.58	Amendment Number 2001-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 1, 2001 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.59	Amendment Number 2001-1 to the Beckman Coulter, Inc. Employees’ Stock Purchase Plan, adopted September 25, 2001 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.60	Addendum to the Agreement Regarding Retirement Benefits of Fidencio M. Mares, dated August 10, 2001 (incorporated by reference to Exhibit 10.5 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.61	Addendum to the Agreement Regarding Retirement Benefits of Albert Ziegler, dated August 20, 2001 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
10.62	2002 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-10109).
10.63	Credit Agreement dated as of July 10, 2002 among Beckman Coulter, Inc. as Borrower, the Initial Lenders named therein, Citicorp USA, Inc. as Sole Administrative Agent, Bank of America, N.A. as Sole Syndication Agent, and Salomon Smith Barney, Inc. and Banc of America Securities, LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-10109).
10.64	Amendment Number 2002-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 25, 2002.
10.65	Amendment Number 2002-2 to the Beckman Coulter, Inc. Savings Plan, adopted December 20, 2002.
11.	Statement regarding computation of per share earnings (incorporated by reference to the discussions of “Earnings Per Share” located in Note 13 of the Consolidated Financial Statements for the year ended December 31, 2001 included in Item 8 of this report).
21.	Significant Subsidiaries
23.	Consent of KPMG LLP
99.1	II. Valuation and Qualifying Accounts

(b)         Reports on Form 8-K During Fourth Quarter ended December 31, 2002.

      The following reports on Form 8-K were filed since September 30, 2002:

1) Other Events (Press Release “Beckman Coulter Reports Preliminary Third Quarter 2002 Results”), Filed October 15, 2002

2) Other Events (Press Release “Beckman Coulter Settles Patent Infringement Litigation with Streck Laboratories”), Filed December 5, 2002

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

Signature	Title	Date

/s/ JOHN P. WAREHAM John P. Wareham	Chairman of the Board, President and Chief Executive Officer	February 6, 2003

/s/ AMIN I. KHALIFA Amin I. Khalifa	Vice President, Finance and Chief Financial Officer (Principal Financial Officer)	February 6, 2003

/s/ JAMES T. GLOVER James T. Glover	Vice President and Controller (Principal Accounting Officer)	February 6, 2003

/s/ HUGH K. COBLE Hugh K. Coble	Director	February 6, 2003

Peter B. Dervan, Ph.D.	Director

/s/ RONALD W. DOLLENS Ronald W. Dollens	Director	February 6, 2003

Signature	Title	Date

/s/ CHARLES A. HAGGERTY Charles A. Haggerty	Director	February 6, 2003

/s/ VAN B. HONEYCUTT Van B. Honeycutt	Director	February 6, 2003

/s/ WILLIAM N. KELLEY, M.D. William N. Kelley, M.D.	Director	February 6, 2003

/s/ RISA J. LAVIZZO-MOUREY, M.D. Risa J. Lavizzo-Mourey, M.D.	Director	February 6, 2003

/s/ C. RODERICK O’NEIL C. Roderick O’Neil	Director	February 6, 2003

/s/ GLENN S. SCHAFER Glenn S. Schafer	Director	February 6, 2003

/s/ BETTY WOODS Betty Woods	Director	February 6, 2003

CERTIFICATIONS

CHIEF EXECUTIVE OFFICER CERTIFICATION

I, John P. Wareham, certify that:

      1.       I have reviewed this annual report on Form 10-K of Beckman Coulter, Inc.

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.      Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

/s/ JOHN P. WAREHAM

John P. Wareham
Chairman of the Board, President, and
Chief Executive Officer

CHIEF FINANCIAL OFFICER CERTIFICATION

I, Amin I. Khalifa, certify that:

      1.      I have reviewed this annual report on Form 10-K of Beckman Coulter, Inc.

      2.      Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.          The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.          The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003

/s/ AMIN I. KHALIFA

Amin I. Khalifa
Vice President, Finance and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Exhibit

10.64	Amendment Number 2002-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 25, 2002
10.65	Amendment Number 2002-2 to the Beckman Coulter, Inc. Savings Plan, adopted December 20, 2002
21.	Subsidiaries
23.	Consent of KPMG LLP
99.1	II. Valuation and Qualifying Accounts