Form 10-Q
period 2003-03-31
BECKMAN COULTER INC
filed 2003-05-06
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

The number of outstanding shares of the registrant’s common stock as of April 25, 2003 was 60,977,877 shares.

PART I

FINANCIAL INFORMATION

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except amounts per share)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$51.6	$91.4
Trade and other receivables, net	505.7	544.4
Inventories	385.6	363.7
Deferred income taxes	14.9	9.4
Other current assets	44.2	47.3
Total current assets	1,002.0	1,056.2

Property, plant and equipment, net	375.0	370.8
Goodwill	361.4	357.8
Other intangibles, net	343.1	346.2
Other assets	119.4	132.6
Total assets	$2,200.9	$2,263.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$45.4	$140.2
Accounts payable, accrued expenses and other liabilities	383.2	400.4
Income taxes payable	69.0	71.0
Total current liabilities	497.6	611.6

Long-term debt, less current maturities	679.5	626.6
Other liabilities	389.1	433.3
Total liabilities	1,566.2	1,671.5

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 62.9 and 62.6 at March 31, 2003 and December 31, 2002, respectively; shares outstanding 60.6 and 61.0 at March 31, 2003 and December 31, 2002, respectively	6.1	6.1
Additional paid-in capital	268.3	259.4
Treasury stock, at cost: 2.0 and 1.3 common shares at March 31, 2003 and December 31, 2002, respectively	(60.4)	(38.3)
Common stock held in grantor trust, at cost: 0.3 common shares at March 31, 2003 and December 31, 2002, respectively	(14.2)	(14.1)
Grantor trust liability	14.2	14.1
Retained earnings	496.3	457.4
Unearned compensation	(3.4)	—
Accumulated other comprehensive loss:
Cumulative foreign currency translation adjustment	(9.5)	(36.4)
Derivatives qualifying as hedges	(13.6)	(7.0)
Minimum pension adjustment	(49.1)	(49.1)
Total stockholders’ equity	634.7	592.1
Total liabilities and stockholders’ equity	$2,200.9	$2,263.6

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except amounts per share and share data)

(Unaudited)

	Three Months Ended
	March 31,
	2003	2002

Sales	$467.3	$446.7
Cost of sales	250.7	239.8
Gross profit	216.6	206.9

Operating costs and expenses:
Selling, general and administrative	119.5	116.0
Research and development	46.0	41.9
Restructure charge	18.5	—
Escrow litigation settlement and related expenses	(26.9)	—
Total operating costs and expenses	157.1	157.9

Operating income	59.5	49.0

Non-operating (income) and expense:
Interest income	(2.0)	(2.2)
Interest expense	11.4	11.8
Other, net	2.4	(0.6)
Total non-operating expense	11.8	9.0

Earnings before income taxes	47.7	40.0
Income taxes	3.1	12.0

Net earnings	$44.6	$28.0

Basic earnings per share	$0.73	$0.46

Diluted earnings per share	$0.70	$0.43

Weighted average number of shares outstanding (in thousands):
Basic	61,143	61,451
Diluted	63,515	65,425

Dividends declared per share	$0.090	$0.085

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

Unaudited

	Three Months Ended
	March 31,
	2003	2002

Net cash provided by operating activities	$51.4	$28.2

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(28.1)	(37.1)
Payments for acquisitions	(4.0)	(1.8)
Net cash used in investing activities	(32.1)	(38.9)

Cash Flows from Financing Activities:
Dividends to stockholders	(5.5)	(5.3)
Proceeds from issuance of stock	4.9	8.0
Proceeds from stock purchase plan	2.5	3.2
Repurchase of common stock as treasury stock	(22.1)	—
Purchase of common stock held in grantor trust	(0.1)	—
Notes payable borrowings, net	76.1	5.5
Long-term debt reductions	(119.2)	(1.0)
Net cash (used in) provided by financing activities	(63.4)	10.4

Effect of exchange rates on cash and cash equivalents	4.3	(1.2)

Decrease in cash and cash equivalents	(39.8)	(1.5)
Cash and cash equivalents – beginning of period	91.4	36.0
Cash and cash equivalents – end of period	$51.6	$34.5

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

1.        Report by Management

Beckman Coulter, Inc. and its wholly owned subsidiaries (the “Company”) prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States have been condensed or omitted.

The financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results.  To obtain a more detailed understanding of the Company’s results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Revenues, expenses, assets and liabilities can vary between the quarters of the year.  Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.        Recent Accounting Developments

Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned.  The Company considers its SFAS 131 operating segments - Clinical Diagnostics, Life Science Research and Specialty Testing in 2002 and Clinical Diagnostics and Biomedical Research in 2003 - to be its reporting units for purposes of testing for impairment as the components within each operating segments have similar economic characteristics and thus do not represent separate reporting units.

For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any.  The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.

To determine the fair value of the Company’s reporting units as of January 1, 2003, the Company used a comparable industry revenue multiple approach for each of the two reportable units.  Under this approach, the Company determined the average number of years’ sales for certain companies in its reporting unit’s industry that are required to equal that Company's Enterprise Value, as defined (“comparable industry revenue multiple”).  The Company then took the product of the revenues for each reporting unit and the comparable industry revenue multiple, which represented that reporting unit’s fair value.  In all cases, the fair value of the reporting unit was in excess of the reporting unit’s book value, which resulted in no goodwill impairment (and thus step two of the goodwill impairment test was not required to be performed).

The following provides information about the Company’s intangible assets (in millions):

	March 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets
Technology	$56.2	$(16.9)	$39.3	$56.2	$(16.1)	$40.1
Customer Contracts	167.1	(35.3)	131.8	167.1	(33.7)	133.4
Other	45.6	(13.7)	31.9	45.5	(12.9)	32.6
	268.9	(65.9)	203.0	268.8	(62.7)	206.1
Unamortized intangible assets (in 2002)
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6
	$409.0	$(65.9)	$343.1	$408.9	$(62.7)	$346.2

Recorded intangible asset amortization expense for the quarters ended March 31, 2003 and 2002 was $3.2 million and $2.9 million, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $12.1 million, $12.1 million, $12.0 million, $11.6 million and $11.2 million, respectively.

The following presents activity for goodwill (in millions):

	Clinical Diagnostics	Biomedical Research	Total

Goodwill, December 31, 2002	$316.3	$41.5	$357.8
Minority interest acquisition	2.9	—	2.9
Currency translation adjustment	—	0.7	0.7
Goodwill, March 31, 2003	$319.2	$42.2	$361.4

Revenue Recognition and Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service.  EITF 00-21 is effective prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  Certain of the Company’s sales arrangements include undelivered elements that the Company has historically considered incidental and perfunctory.  Consequently, the Company has not deferred revenue related to these elements and has instead recorded an accrual for the estimated cost of providing them.  The Company is currently analyzing the impact of the adoption of EITF 00-21 on its financial statements.

Exit or Disposal Activities

SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”  The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for exit costs as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company’s adoption of SFAS 146 in the first quarter of 2003 did not have a material impact on its financial position or results of operations.

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123.”  This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS 148 is effective for fiscal years ending after December 15, 2002.  Since the Company is continuing to account for stock-based compensation according to APB 25, the adoption of SFAS No. 148 in the first quarter of 2003 requires the Company to provide prominent disclosures about the effects of FAS 123 on reported income and required it to disclose these effects in the interim financial statements (see Note 11).

3.        Restructure

In January 2003, the Company announced a strategic reorganization of its business to combine its Life Science Research and Specialty Testing divisions into a single Biomedical Research Division. The objective of the restructure was to enable the Company to better leverage its technologies and products across the entire life sciences and clinical research customer base.  The reorganization plan also includes a refocus of the Company’s international operations to improve profitability.  The reorganization resulted in a 3% reduction in the Company’s workforce resulting in a pre-tax charge of $18.5 million primarily related to employee termination costs.  The charge taken against first quarter 2003 earnings represents the total amount expected to be incurred on the plan.  The reorganization plan is expected to be completed in the second quarter of 2003.  However, certain employee termination costs from the restructure will be paid through the end of 2003.

The following is a reconciliation of the restructure activity and accrual included in accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of March 31, 2003 (in millions):

	Accrual	Cash Payments	Balance

Employee termination	17.5	(2.6)	14.9
Other	1.0	(0.5)	0.5

Total	$18.5	$(3.1)	$15.4

4.        Derivatives

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

Foreign Currency

The Company manufactures its products principally in the United States, but generated approximately 43% of its revenues in 2002 from sales made outside the United States by its international subsidiaries.  Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations.  In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany sales to the Company’s international subsidiaries through their anticipated cash settlement date.  These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries.  These foreign currency swap contracts are designated as fair value hedges.

Hedge ineffectiveness associated with the Company’s cash flow and fair value hedges was zero for the quarters ended March 31, 2003 and 2002.  No fair value or cash flow hedges were discontinued for the quarters ended March 31, 2003 and 2002.

In July 2002, the Company entered into a foreign currency swap contract to hedge a net investment in a foreign operation.  This foreign currency swap contract was designated as a net investment hedge.  At March 31, 2003, a $0.1 million unrealized loss associated with the net investment hedge was included in accumulated other comprehensive income (i.e. accumulated foreign currency translation adjustment).

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)/expense upon the recognition of the hedged transaction.  The Company estimates that $21.2 million ($12.7 million after tax) of the $22.6 million ($13.6 million after taxes) unrealized loss included in other comprehensive income at March 31, 2003 will be reclassified to other non-operating (income)/expense within the next twelve months.  The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.  The Company has cash flow hedges at March 31, 2003, which settle as late as June 2004.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates.  Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

Pursuant to the Company’s reverse interest rate swap agreements associated with the Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7%, and pays a floating interest rate based on the LIBOR (1.3% at March 31, 2003).  These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective.  At March 31, 2003, the fair value of the reverse interest rate swaps associated with the Senior Notes due 2011 was $27.7 million and is included in other long-term assets.  An offsetting $27.7 million credit is included in long-term debt as a fair value adjustment.

5.        Comprehensive Income

The Company’s components of comprehensive income include net earnings, foreign currency translation adjustments and derivatives qualifying as hedges, as follows (in millions):

	Three Months Ended
	March 31,
	2003	2002

Net earnings	$44.6	$28.0
Foreign currency translation adjustment	26.9	(5.6)
Derivatives qualifying as hedges:
Net derivative (losses) gains, net of income taxes of $2.8 and zero for the three months ended March 31, 2003 and 2002, respectively	(4.2)	3.1
Reclassifications to non-operating income, net of income taxes of $1.6 and zero for the three months ended March 31, 2003 and 2002, respectively	(2.4)	(1.9)
	(6.6)	1.2
Comprehensive income	$64.9	$23.6

6.        Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended March 31,
	2003			2002
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$44.6	61.143	$0.73	$28.0	61.451	$0.46
Effect of dilutive stock options	—	2.372	(0.03)	—	3.974	(0.03)
Diluted EPS:
Net earnings	$44.6	63.515	$0.70	$28.0	65.425	$0.43

At March 31, 2003, there were 2.9 million shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been anti-dilutive.  At March 31, 2002, there were no shares relating to the possible exercise of outstanding stock options that were not included in the computation of diluted EPS.

7.        Sale of Assets

During the three months ended March 31, 2003, the Company sold certain receivables (“Receivables”) as part of its plan to reduce debt.  The net book value of financial assets sold was $22.1 million for which the Company received approximately $23.4 million in cash proceeds.  During the three months ended March 31, 2002, the Company sold similar assets with a net book value of $20.1 million for cash proceeds of $21.0 million. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.  The agreements underlying the Receivable sales contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables.  Accordingly, the Company accrues a reserve for the probable and reasonably estimable portion of these liabilities.  Additionally, the Company typically services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables.  The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the remaining life of the service period.  At March 31, 2003 and December 31, 2002, there was $1.2 million and $1.2 million, respectively, of deferred service fees included in accrued liabilities on the Condensed Consolidated Balance Sheets.  For the quarters ended March 31, 2003 and 2002, there was $0.1 million and $0.1 million, respectively, of deferred service fees amortized to income.

8.        Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	March 31, 2003	December 31, 2002

Finished products	$268.4	$250.0
Raw materials, parts and assemblies	94.8	94.6
Work in process	22.4	19.1
	$385.6	$363.7

Changes in the product warranty obligation for the three months ended March 31, 2003 are as follows (in millions):

Balance as of December 31, 2002	$12.9
New warranties	13.1
Payments	(14.0)
Balance as of March 31, 2003	$12.0

9.        Commitments and Contingencies

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

Escrow Settlement

In March 2003, the Company settled a dispute associated with an escrow account created as part of the 1997 acquisition of Coulter Corporation to cover pre-acquisition liabilities.  As a result of the settlement, the Company recorded a $28.9 million non-taxable credit to operating income. The Company also recorded a tax-deductible charge of approximately $2.0 million for legal fees related to its escrow claim and settlement.  The credit settles all of Beckman Coulter’s claims against the escrow account, including the patent litigation settlement charge taken in the fourth quarter of 2002.

10.      Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products.  In 2002 the Company’s organization had three reportable segments: (1) Clinical Diagnostics, (2) Life Science Research and (3) Specialty Testing.  In the first quarter of 2003, the Company consolidated the Life Science Research and Specialty Testing segments under a new Biomedical Research segment.  The Clinical Diagnostics segment encompasses diagnostic applications, principally in hospital laboratories.  The Biomedical Research segment includes life sciences and drug discovery applications in universities, medical schools, medical centers, reference laboratories and pharmaceutical and biotechnology companies.  It also focuses on customers in medical centers, reference laboratories and pharmaceutical research organizations who perform clinical trials, conduct disease related research and perform esoteric testing.  All corporate and centralized activities, including financing transactions, are captured in a central shared services “Center”, which is reflected in the tables below.  The Company evaluates performance based on profit or loss from operations.  Reportable segments are managed separately, since each business requires different technologies or products.

(in millions)	For the three months ended March 31,
	(unaudited)
	2003	2002
Net sales
Clinical Diagnostics	$334.1	$313.9
Biomedical Research	133.2	132.8
Center	—	—
Consolidated	$467.3	$446.7

Operating income
Clinical Diagnostics	$58.9	$60.1
Biomedical Research	11.0	11.3
Center	(10.4)	(22.4)
Consolidated	$59.5	$49.0

Interest income
Clinical Diagnostics	$(1.8)	$(1.9)
Biomedical Research	—	—
Center	(0.2)	(0.3)
Consolidated	$(2.0)	$(2.2)

Interest expense
Clinical Diagnostics	$—	$—
Biomedical Research	—	—
Center	11.4	11.8
Consolidated	$11.4	$11.8

Sales to external customers
Americas
United States	$274.7	$265.4
Canada and Latin America	26.7	30.1
	301.4	295.5
Europe	118.8	106.3
Asia	47.1	44.9
Consolidated	$467.3	$446.7

March 31, 2003

December 31, 2002

	(unaudited)

Long-lived assets
Americas
United States	$1,016.6	$1,035.2
Canada and Latin America	31.1	32.1
	1,047.7	1,067.3
Europe	126.6	118.0
Asia	24.6	22.1
Consolidated	$1,198.9	$1,207.4

Total assets
Clinical diagnostics	$1,441.6	$1,488.8
Biomedical research	499.7	497.6
Center	259.6	277.2
Consolidated	$2,200.9	$2,263.6

11. Stockholders’ Equity

Tax Benefit on Stock Options Exercised

During the three months ended March 31, 2003, the Company recorded a $0.5 million increase to additional paid-in capital with an offsetting decrease to income taxes payable as a result of the tax benefit received from employees exercising non-qualified stock options.

Stock Options

The Company continues to follow the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”).  Pursuant to APB 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date.  Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date.  Accordingly, the Company has recognized no compensation expense on its stock option plans.  The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS 123, “Accounting for Stock Based Compensation” (in millions, except amounts per share):

	Three months ended March 31,
	2003	2002
Net earnings as reported	$44.6	$28.0
Assumed stock compensation cost, net of tax	(2.9)	(2.3)
Pro forma net earnings	$41.7	$25.7

Earnings per share:
Basic-as reported	$0.73	$0.46
Basic-pro forma	$0.68	$0.42
Diluted-as reported	$0.70	$0.43
Diluted-pro forma	$0.66	$0.39

The Company uses the Black-Scholes valuation model for estimating the fair value of options granted.  The following represents the estimated fair value of options granted and the weighted-average assumptions used for calculation:

	Three months ended March 31,
	2003	2002
Weighted average estimated fair value per option granted	$13.22	$17.58
Average exercise price per option granted	$28.76	$43.11
Stock volatility	38.5%	31.3%
Risk-free interest rate	4.6%	5.6%
Expected option life in years	8.3	7.7
Expected stock dividend yield	1.1%	1.2%

Unearned Compensation on Restricted Stock

During the three months ended March 31, 2003, the Company issued 124,821 shares of restricted stock which vest based on the passage of time (3 to 4 years).  The Company has accounted for the issuance of the restricted stock by crediting the fair value of the restricted shares on the date of grant of $3.6 million to common stock for the par value and the remaining credit to additional paid in capital.  The offsetting debit was recorded to unearned compensation, and is included in stockholder’s equity.  Unearned compensation is being amortized to income over the respective 3 and 4 year vesting periods and amounted to $0.2 million in the three months ended March 31, 2003.

12. Income Taxes

Income taxes as a percentage of earnings before income taxes (“effective tax rate”) were 6.5% for the first quarter of 2003 versus 30% for the first quarter of 2002.  The decrease in the effective tax rate was primarily due to the impact of certain unusual separately reported items in the first quarter of 2003, including the non-taxable credit to earnings related to the escrow account settlement and the incremental tax rate benefit of the restructure charge.  In addition, there was a reduction in the annual expected effective tax rate on income from continuing operations before these items of 3% due to the mix of earnings between tax jurisdictions.

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

Our strategy is to grow the core business, leverage the biomedical testing continuum and invest in high potential areas.  To this end, we achieved the following significant milestones during the quarter ended March 31, 2003:

•                  Combined the life science research and specialty testing divisions to form the Biomedical Research Division to serve the academic research, biopharma, and clinical research markets.

•                  Signed a three-year chemistry contract with HealthTrust Purchasing Group.

•                  Introduced ProteomeLab™ initiative to expedite protein research processes through automation.

•                  Repurchased 700,000 shares of stock at an average cost of $31.73.

•                  Signed a distribution agreement with Cambridge Research & Instrumentation, Inc. (CRi) to be the exclusive, worldwide distributor of the Affinity* multi-mode plate reader.  (*Affinity is a trademark of CRi).

•                  Entered into a development and distribution agreement with Cell Signaling Technology, Inc. (CST) for flow cytometry reagents.

•                  Introduced the Allegra™ X-22 series benchtop centrifuges providing a space-saving solution for smaller laboratories.

•                  Completed controlled release of the SYNCHRON LX®i 725 clinical system, a combined routine chemistry and immunoassay workstation.

Results of Operations

Sales were $467.3 million during the first quarter of 2003, an increase of 4.6% compared to $446.7 million during the quarter ended March 31, 2002.  On a constant currency basis*, sales increased 1.2% in the first quarter of 2003.  The following provides key product and geographical sales information (dollar amounts in millions):

KEY PRODUCT SALES  (unaudited)

	March 31, 2003	March 31, 2002	Reported Growth%	Constant Currency Growth%*

Routine Chemistry	$134.9	$128.5	5.0	2.7
Immunodiagnostics	94.5	84.1	12.4	8.8
Total Chemistry	229.4	212.6	7.9	5.1

Hematology	104.7	101.3	3.4	0.5
Total Clinical Diagnostics	334.1	313.9	6.4	3.6

Robotic Auto./Genetic Analysis	30.9	30.1	2.7	(2.7)
Centrifuge/Analytical Systems	55.5	60.5	(8.3)	(12.1)
Specialty Testing	46.8	42.2	10.9	5.0
Total Biomedical Research	133.2	132.8	0.3	(4.5)

Total Beckman Coulter	$467.3	$446.7	4.6	1.2

GEOGRAPHICAL SALES (unaudited)

	March 31, 2003	March 31, 2002	Reported Growth%	Constant Currency Growth%*

Americas
United States	$274.7	$265.4	3.5	3.5
Canada and Latin America	26.7	30.1	(11.3)	(11.9)
	301.4	295.5	2.0	1.9

Europe	118.8	106.3	11.8	(0.5)
Asia	47.1	44.9	4.9	0.2

Total Beckman Coulter	$467.3	$446.7	4.6	1.2

*Constant currency growth is not a U.S. GAAP defined measure of revenue growth.  Constant currency growth as presented herein represents:

Current quarter constant currency sales (see below) less prior year reported sales

Prior year quarter reported sales

We define constant currency sales as current year sales in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate.  This measure provides information on sales growth assuming that foreign currency exchange rates have not changed between the prior year and the current year.  Constant currency sales and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies.  Additionally, constant currency sales are not an alternative measure of revenues on a U.S. GAAP basis.

Sales during the quarter ended March 31, 2003 were affected by the following:

•                  Strong growth in the United States Clinical Diagnostics business was offset by continued weakness in Latin America and the slow down in Biomedical Research in the Americas,

•                  Specialty Testing sales were up nearly 11%,

•                  Immunodiagnostics sales grew over 12% led by a 27% growth of Access® systems and test kits,

•                  Routine chemistry sales were up 5% driven by continued strength of SYNCHRON LX®20 Pro placements and the launch of the SYNCHRON LX®i 725, offset by

•                  Softness in the pharmaceutical and biotechnology markets,

•                  Weak government funding of research in Japan,

•                  Tightened capital spending in hospitals and

•                  Weakening U.S. dollar.

Gross profit as a percentage of sales (“gross margin”) in the first quarter of 2003 was 46.4%, compared to 46.3% in the same period in the prior year.  The increase in the reported gross margin is mainly due to the following:

•                  Foreign currency exchange rates favorably impacted the gross margin rate by 1.1 percentage points,

•                  Unfavorable product mix and competitive pricing in certain international markets decreased the gross margin rate by approximately 0.8 percentage points, and

•                  A net increase in other costs, including freight and royalties, resulted in a gross margin decrease of approximately 0.2 percentage points.

Selling, general and administrative (“SG&A”) expenses increased $3.5 million to $119.5 million or 25.6% of sales in the first quarter of 2003 from $116.0 million or 26.0% of sales in the first quarter of 2002.  The increase in expenses is due to an increase in business, offset by cutbacks in expenses particularly in the Biomedical Research Division, which reduced SG&A as a percent of sales.

Research and development (“R&D”) expenses increased $4.1 million to $46.0 million in the first quarter of 2003 from $41.9 million in the first quarter of 2002.  R&D as a percentage of sales was 9.8% during the quarter ended March 31, 2003 compared to 9.4% during the quarter ended March 31, 2002.  The increase in R&D is primarily due to an increase in the number of active projects in the first quarter of 2003 versus the first quarter in 2002.  The increase in the number of projects during the first quarter of 2003 is partially due to an overlap of new projects with other projects that are near completion.

The restructure charge of $18.5 million recorded in the first quarter of 2003 represents the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide.  Certain employee termination costs from the reduction will be paid through the end of 2003.

The escrow settlement credit recorded in the first quarter of 2003 represents a non-recurring credit of $26.9 million (net of certain related legal costs of $2.0 million) associated with the settlement of an escrow account created as part of the 1997 acquisition of Coulter Corporation to cover pre-acquisition liabilities.  The credit settles all of Beckman Coulter’s claims against the escrow account, including the charge taken in the fourth quarter of 2002.

Interest expense decreased $0.4 million to $11.4 million in the first quarter of 2003 from $11.8 million in the first quarter of 2002.  The decrease from the prior year quarter was due to lower interest rates on the variable rate portion of our borrowings.

Other non-operating (income)/expense was $2.4 million for the quarter ended March 31, 2003, which primarily consisted of a loss on foreign currency related activities of $2.0 million and a $1.4 million write down on a marketable security investment, partially offset by a gain on the sale of certain sales-type lease receivables of $(1.3) million (see Note 7 “Sale of Assets” of the Condensed Consolidated Financial Statements).  Other non-operating (income)/expense was $(0.6) million for the quarter ended March 31, 2002 and primarily consisted of a gain on the sale of certain sales-type lease receivables of $(0.9) million.

Income taxes as a percentage of earnings before income taxes (“effective tax rate”) were 6.5% for the first quarter of 2003 versus 30% for the first quarter of 2002.  The decrease in the effective tax rate was primarily due to the impact of certain unusual separately reported items in the first quarter of 2003, including the non-taxable credit to earnings related to the escrow account settlement and the incremental tax rate benefit of the restructure charge.  In addition, there was a reduction in the annual expected effective tax rate on income from continuing operations before these items of 3% due to the mix of earnings between tax jurisdictions.  The effective tax rate on income from continuing operations is currently expected to be approximately 27% for the remainder of 2003.

Earnings were $44.6 million for the first quarter of 2003 or $0.70 per diluted share compared to earnings of $28.0 million or $0.43 per diluted share in the first quarter of 2002.

Financial Condition

The debt-to-equity ratio has improved from 56.4% at December 31, 2002 to 53.3% at March 31, 2003, primarily from a net reduction in debt of $43.1 million.  Among other things, our debt level:

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

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and covenants.  At March 31, 2003, we were in compliance with such financial ratios and covenants.

Operating activities provided cash of $51.4 million in the first three months of 2003 compared to $28.2 million in the first three months of the prior year, an increase of $23.2 million. The primary contributors to the increase were:

•                                          increase in earnings to $44.6 million in 2003 versus $28.0 million in 2002, primarily due to the credit associated with the escrow account settlement; and

•                                          improvement in inventory turns from 2.7 in 2002 to 3.0 in 2003, which reduced cash use to $11.0 million in the first three months of 2003, versus $32.2 million in 2002.

These contributors were partially offset by the following:

•                                          other operating assets and liabilities used $26.9 million in 2003 versus $14.2 in 2002.  The usage in other operating assets and liabilities is primarily due to a $39.0 million contribution to our U.S. qualified pension plan in 2003 versus a contribution of $23.2 million in 2002.

Investing activities used cash of $32.1 million in 2003 versus $38.9 million in 2002.  The decrease is primarily due to a reduction in additions to property, plant and equipment to $28.1 million in 2003 as compared to $37.1 million in 2002 due to lower expenditures associated with the Oracle enterprise resource planning (“ERP”) system.

Net cash used by financing activities was $63.4 million in 2003 compared to $10.4 million provided in 2002.  Net borrowings on our notes payable increased to $76.1 million in 2003 as compared to an increase of $5.5 million in 2002.  The net increase in notes payable borrowings was primarily due to the repayment of $119.2 million in Senior Notes that matured in March 2003.  We repurchased treasury stock for $22.1 million in 2003 and had no treasury stock repurchases in the first quarter of 2002.  We paid $5.5 million and $5.3 million in dividends to our stockholders during the first quarters of 2003 and 2002, respectively.  Proceeds received from the issuance of stock were $4.9 million and $8.0 million in 2003 and 2002, respectively.

We have chosen to implement Oracle (“ERP”) system to achieve a single, globally integrated infrastructure.  This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes.  Through March 31, 2003, we have capitalized $100.5 million of costs associated with this ERP system (which includes $25.9 million of capitalized internal labor costs).  Based on our geographic rollout strategy, as of March 31, 2003, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations (except Japan).  Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations.  We expect that the majority of the work required to implement the remaining new systems will take place through 2004.  If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our credit facility which we entered into in July 2002 (see Note 7 “Debt Financing” of the December 31, 2002 Consolidated Financial Statements) and other sources of liquidity (including leases and any other available financing sources) will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs.  There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved.  Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

In March 1998, we issued $160.0 million of 7.10% unsecured Senior Notes due March 2003 (see further discussion in our 2002 annual report).  During the first quarter of 2003, we repaid the outstanding $119.2 million Senior Notes through our credit facility.

As of March 31, 2003, there was $54.0 million outstanding on the $400.0 million credit facility.  No amounts were drawn as of December 31, 2002.

In March 2003, we paid a quarterly cash dividend of $0.09 per share of common stock, for a total of $5.5 million.

Critical Accounting Policies

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

Revenue recognition, including customer leased equipment

For products, revenue is recognized when title and risk of loss transfers, when persuasive evidence of an arrangement exists, delivery has occurred, the price to the buyer is determinable and collectibility is reasonably assured, except when a customer enters into an operating-type lease agreement, in which case revenue is recognized over the life of the lease.  Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease.  Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those equipment sales which include other obligations, such as providing after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined by cash sales prices, unless the deliverable is incidental or perfunctory, in which case we accrue an estimate of the related cost. Credit is extended based upon the evaluation of the customer’s financial condition and we generally do not require collateral.

Reserves for doubtful accounts

We maintain reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These reserves are determined by 1) analyzing specific customer accounts that have known or potential collection issues and 2) applying historical loss rates to the aging of the remaining accounts receivable balances.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required.

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

On January 1, 2002, we adopted SFAS 142, “Goodwill and Other Intangible Assets.”  SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or change in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.  For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.  See Note 2 “Recent Accounting Developments” of the Condensed Consolidated Financial Statements for further discussion.

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

Legal obligations

We are involved in a number of legal proceedings that we consider to be normal for our type of business operations.  As a global company active in a wide range of life sciences activities, we may, in the normal course of our business, become involved in proceedings relating to matters such as:

•                  patent validity and infringement disputes related to intellectual property;

•                  contractual obligations; and

•                  employment matters.

We cannot predict with certainty the outcome of any proceedings in which we are or may become involved. An adverse decision in a lawsuit seeking damages from us could result in a monetary award to the plaintiff and, to the extent not covered by our insurance policies or third party indemnities, could significantly harm the results of our operations.  An adverse decision in a lawsuit seeking an injunction or other similar relief could significantly harm our business operations.  If we lose a case in which we seek to enforce our patent rights, we could sustain a loss of future revenue as other manufacturers begin to market products we developed. Litigation cases and claims raise difficult and complex legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, we may incur charges in excess of presently established provisions and related insurance or third party coverage. It is possible that our results of operations and cash flows could be materially affected by an ultimate unfavorable outcome of certain pending litigation.  Although we believe that our provisions are appropriate, and in accordance with SFAS 5, “Accounting for Contingencies”, changes in events or circumstances could have a material adverse effect on our financial position, profitability or liquidity.

Tax valuation allowances and obligations

We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes”, which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.  Uncertainties exist in respect to our future tax rates due to uncertainties as to the amount and timing of future taxable income and changes in enacted statutory tax rates. Differences between actual results and our assumptions, or changes in our assumptions in future periods, could result in adjustments to tax expense in future periods.

Pension Plans

Our funding policy provides that payments to our domestic pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. In accordance with SFAS 87, “Employers’ Accounting for Pensions”, the expected long-term rate of return on plan assets is an assumption as to the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  We view this assumption as a long-term return assumption.  This assumption is reviewed at least annually.  Our review of this long-term return assumption is done in conjunction with the review of our pension plan investment advisors and actuaries.  We also review the plan’s historical cumulative returns.  The rate of return is dependent upon an investment strategy and the asset allocation of plan assets.  We then review the selected prospective return rate against benchmark information that we gather on other pension plans adjusting for relative size, investment strategies and funding levels.  Since this is a long-term return assumption, it is likely to change when there are long protracted trends in equity, bond and real estate markets.  While our plan’s historical return performance is no absolute predictor of future performance, it is indicative of what our plan’s rate of return could be in the future.  We believe this historical performance is a fair approximation of what our pension plan’s rate of return can achieve over a variety of market conditions.  Over the long run, given our U.S. pension plan’s current funded condition, a 0.25% decrease in the annual rate of return assumption would generate approximately $1.0 million in additional annual pension expense.  This additional expense would be allocated to all operating line items based upon the relative salaries included in each line.  Similarly, a 0.25% increase in the rate of return assumption would decrease our annual pension expense by approximately $1.0 million with similar effects to the statement of operations.  There had been no changes to this assumption in the previous three years because our historical cumulative U.S. pension plan rate of return has exceeded our 9.75% return rate assumption through 2001.  However, in 2002, we lowered our prospective return rate assumption to 9.00% from 9.75%.  This action was taken after our annual review of our 1) cumulative pension plan returns and 2) consultation and discussions with our pension plan investment and actuary advisors.  We believe our new rate of return assumption is reasonable based on our long term investment strategy and allocation of our plan assets, which at December 31, 2002 had an allocation as follows: 74% equities, 18% corporate bonds and 8% real estate.  We will consider reducing or increasing the rate of return in the future if sustained U.S. pension plan returns change significantly and if the market and peer pension plan information indicate a different rate is more indicative of expected long-term returns.  Pension benefits for domestic employees are based on age, years of service and compensation rate.  Assets of the plan consist principally of corporate stocks and bonds, real estate and government fixed income securities.  Non-U.S. subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans.  Unfunded non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds.

We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies.  Actual results could differ from our estimates.

Business Climate

The clinical diagnostics and biomedical research markets are highly competitive with many manufacturers around the world and are subject to certain business risks. In addition, these markets are impacted by global economic and political conditions. In particular, government policies regarding (1) reimbursement for health care costs and (2) the approval of and reimbursement for new therapeutics have a significant impact on investment by pharmaceutical and biotechnology companies and hospitals.  Future profitability may also be adversely affected if the relative value of the U.S. dollar strengthens against certain currencies.

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

The continuing consolidation trend among United States healthcare providers has increased pressure on diagnostic equipment manufacturers to broaden their product offerings to encompass a wider range of testing capability, greater automation and higher volume capacity at a lower cost.  In the United States hospital market, the primary focus of Beckman Coulter’s diagnostic business, funding is better than it has been in several years but could be impacted by current economic conditions.  In addition, as labor shortages continue to be an issue in clinical laboratories, our automated systems are helping to fill the void.

With our leadership position in cellular analysis and our extensive capabilities in routine chemistry and immunodiagnostics, we are able to offer a broad range of automated systems that together can perform more than 75% of a hospital laboratory’s testing needs and more than 90% of the blood tests that are considered routine.  We believe we are able to provide significant value-added benefits, enhanced through our expertise in simplifying and automating laboratory processes, to our customers.

Biomedical Research

The biomedical research market has been growing in recent years as an increasing understanding of genomics, cytomics, and proteomics has begun to move from scientific research toward having a real impact on clinical therapy. However, spending in this market also continues to be affected by governmental constraints on research and development spending, especially outside the United States, and pharmaceutical/bioresearch capital investment.

While United States supported research has been positive in recent years, it is subject to yearly approval by Congress and continued increases in funding are not guaranteed. Spending also may be negatively impacted by a prolonged recession, attempts to contain government spending in order to balance the budget and reduce deficit spending, or the need to make funds available for other programs. Even when funds are available, they may be used for other purposes. For example, while the National Institutes of Health funding was increased by 15% in 2002, funding went into infrastructure at the expense of capital equipment purchases.

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

Longer term, we continue to see tight pharmaceutical and biotechnology discovery spending.  Recently, spending moved from drug discovery into drug development, as pharmaceutical companies focus on bringing new products to market, faster. However, we believe this move opens new opportunities for robotic automation systems and in clinical research and clinical trial applications.

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

In addition to the business climate factors discussed previously, certain other factors may influence our business:

•                                          currency fluctuations – as approximately 43% of our revenues in 2002 were generated outside the United States, and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other non-operating income and expense;

•                                          interest rates – as approximately 46% of our debt at March 31, 2003 is under variable interest rate terms.  This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on certain of our long-term debt by effectively converting a fixed rate to a variable rate; and

•                                          general economic conditions – as the weakened global economy has pressured our customers, vendors and partners, the carrying value of various assets could be negatively impacted in future periods.  This would include, but is not limited to, the various pension plan and post-employment benefit assets and liabilities.  Assumptions are used in determining the annual expense of these costs.  Items such as the market value of plan assets, discount rates and other assumptions are based on current economic conditions.  Certain other assumptions are based upon a longer-term economic view.  We review and discuss these assumptions annually as to their reasonableness with our independent actuary and investment consultants.  We believe that the assumptions we have used are reasonable.  However, these assumptions are subject to change with future economic conditions and as such our annual benefits expense may vary.

•                                          Social, health and political events – social, health and political events, such as the war in the Middle East and a Severe Acute Respiratory Syndrome (SARS) epidemic, could have the potential to disrupt our business. For example, a SARS epidemic, by impacting travel and the delivery of health care, could delay completing sales presentations and the installation of new systems.

Forward-Looking Statements

This periodic report contains forward-looking statements, including statements regarding, among other items:

•                                          the schedule for completion of our ERP program;

•                                          anticipated benefits from restructuring activities including the consolidation of our Life Science Research and Specialty Testing Divisions into a single, Biomedical Research Division;

•                                          anticipated tax rates, debt reduction, cash flow available to be applied to debt reduction and the availability of additional financing;

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

•                                          future effective tax rates;

•                                          future effects of current world pandemic health issues including, but not limited to SARS; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their periodic filings.  Several alternatives, all with some limitations, have been offered.  The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates.  This analysis is constrained by several factors, including the following:

•                                          it is based on a single point in time; and

•                                          it does not include the effects of other complex market reactions that would arise from the changes modeled.

Although the results of the analysis may be useful as a benchmark, they should not be viewed as forecasts.

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Mexican Peso and the Australian Dollar.  As of March 31, 2003 and December 31, 2002, the net fair value of all derivative foreign exchange contracts was a net liability of $(18.3) million and $(11.4) million, respectively.  We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2003.  The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $28.4 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $30.8 million in these instruments.  Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts.  These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at March 31, 2003 were not substantially different than those at December 31, 2002.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives.  A one percentage point increase or decrease in interest rates was estimated to decrease or increase the remainder of the year’s pre-tax earnings by $2.4 million based on the amount of variable rate debt outstanding at March 31, 2003.

Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 4 “Derivatives” of the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II

OTHER INFORMATION

Item 1.                                                             Legal Proceedings

The Company is involved in a number of lawsuits, which the Company considers ordinary and routine in view of its size, and the nature of its business. The Company does not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on its results of operations, financial position or liquidity. However, the Company cannot give any assurances regarding the ultimate outcome of these lawsuits and their resolution could be material to the Company’s operating results for any particular period, depending upon the level of income for the period.

Item 2.                                                             Changes In Securities

None.

Item 3.                                                             Defaults Upon Senior Securities

None.

Item 4.                                                             Submission of Matters to a Vote of Security-Holders

The annual meeting of the Stockholders of the Company (the “Annual Meeting”) was held on April 3, 2003.

Four members of the Board of Directors whose terms expired at the 2003 Annual Meeting were elected to new terms expiring at the 2006 Annual Meeting. The number of shares voting were as follows:

	Votes For	Votes Withheld

Peter B. Dervan, Ph.D.	51,765,855	598,756
Risa J. Lavizzo-Mourey, M.D.	51,799,873	564,738
Glenn S. Schafer	51,650,290	714,321

The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are:

Term Expiring in 2004:  Ronald W. Dollens, Charles A. Haggerty, and William N. Kelley, M.D.

Term Expiring in 2005:  Hugh K. Coble, Van B. Honeycutt, John P. Wareham, and Betty Woods

Item 5.                                                             Other Information

None.

Item 6.                                                             Exhibits and Reports on Form 8-K

a)                                      Exhibits

10.1.        2003 Annual Incentive Plan

11.                                 Statement re Computation of Per Share Earnings: This information is set forth in Note 5, Earnings Per Share of the Condensed Consolidated Financial Statements included in Part I herein.

15.                                 Independent Accountants’ Review Report, April 24, 2003.

b)                                     Reports on Form 8-K

The following reports on Form 8-K were filed during the period December 31, 2002 through April 1, 2003:

Press Release “Beckman Coulter Announces Preliminary Fourth Quarter 2002 Results and 2003 Restructuring Charge” filed January 21, 2003.

Press Release “Beckman Coulter Settles Claim Against 1997 Acquisition Escrow Account”, filed April 1, 2003

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: May 5, 2003	By	/s/ John P. Wareham
John P. Wareham
Chairman of the Board, President,
and Chief Executive Officer

Date: May 5, 2003	By	/s/ Amin I. Khalifa
Amin I. Khalifa
Vice President, Finance and
Chief Financial Officer

CERTIFICATIONS

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

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

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

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

  6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003

By	/s/ Amin I. Khalifa
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

FORM 10-Q, FIRST QUARTER, 2003

Exhibit Number	Description

10.1	2003 Annual Incentive Plan

11.	Statement re Computation of Per Share Earnings: This information is set forth in Note 6, Earnings Per Share, of the Condensed Consolidated Financial Statements included in Part I herein.

15.	Independent Accountants’ Review Report, April 24, 2003.