Form 10-Q
period 2003-06-30
BECKMAN COULTER INC
filed 2003-08-01
CIK 840467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐.

The number of outstanding shares of the registrant’s common stock as of July 30, 2003 was 60,959,444 shares.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except amounts per share)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$66.6	$91.4
Trade and other receivables, net	544.1	544.4
Inventories	396.2	363.7
Other current assets	74.2	56.7
Total current assets	1,081.1	1,056.2

Property, plant and equipment, net	379.1	370.8
Goodwill	363.4	357.8
Other intangibles, net	345.8	346.2
Other assets	134.1	132.6
Total assets	$2,303.5	$2,263.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$39.0	$140.2
Accounts payable, accrued expenses and other liabilities	416.6	400.4
Income taxes payable	80.6	71.0
Total current liabilities	536.2	611.6

Long-term debt, less current maturities	658.0	626.6
Other liabilities	394.4	433.3
Total liabilities	1,588.6	1,671.5

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 63.4 and 62.6 at June 30, 2003 and December 31, 2002, respectively; shares outstanding 60.7 and 61.0 at June 30, 2003 and December 31, 2002, respectively	6.1	6.1
Additional paid-in capital	281.3	259.4
Treasury stock, at cost: 2.4 and 1.3 common shares at June 30, 2003 and December 31, 2002, respectively	(76.5)	(38.3)
Common stock held in grantor trust, at cost: 0.3 common shares at June 30, 2003 and December 31, 2002	(14.2)	(14.1)
Grantor trust liability	14.2	14.1
Retained earnings	543.0	457.4
Unearned compensation	(3.2)	—
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	31.1	(36.4)
Derivatives qualifying as hedges	(17.8)	(7.0)
Minimum pension adjustment	(49.1)	(49.1)
Total stockholders’ equity	714.9	592.1
Total liabilities and stockholders’ equity	$2,303.5	$2,263.6

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except amounts per share and share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Sales	$551.8	$516.1	$1,019.1	$962.8
Cost of sales	287.9	282.1	538.6	521.9
Gross profit	263.9	234.0	480.5	440.9

Operating costs and expenses:
Selling, general and administrative	134.7	118.4	254.2	234.4
Research and development	48.0	47.8	94.0	89.7
Restructure charge	—	—	18.5	—
Litigation settlement and related expenses	—	—	(26.9)	—
Total operating costs and expenses	182.7	166.2	339.8	324.1

Operating income	81.2	67.8	140.7	116.8

Non-operating (income) and expenses:
Interest income	(2.3)	(2.0)	(4.3)	(4.2)
Interest expense	9.6	11.1	21.0	22.9
Other, net	2.4	(1.1)	4.8	(1.7)
Total non-operating expenses	9.7	8.0	21.5	17.0

Earnings before income taxes	71.5	59.8	119.2	99.8
Income taxes	19.3	17.9	22.4	29.9
Net earnings	$52.2	$41.9	$96.8	$69.9

Basic earnings per share	$0.86	$0.68	$1.59	$1.13

Diluted earnings per share	$0.82	$0.64	$1.52	$1.06

Weighted average number of shares outstanding (in thousands):
Basic	60,724	61,805	60,877	61,630
Diluted	63,919	65,848	63,704	65,643

Dividends declared per share	$0.090	$0.085	$0.180	$0.170

See accompanying notes to condensed consolidated financial statements.

 BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Six Months Ended June 30,
	2003	2002

Net cash provided by operating activities	$135.4	$110.7

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(57.1)	(77.9)
Proceeds from sale of property, plant and equipment	—	0.9
Payments for acquisitions	(8.0)	(1.8)
Net cash used in investing activities	(65.1)	(78.8)

Cash Flows from Financing Activities:
Dividends to stockholders	(11.1)	(10.7)
Proceeds from issuance of stock	20.0	22.2
Repurchase of common stock for treasury	(41.9)	—
Purchase of common stock held in grantor trust	(0.1)	(13.6)
Notes payable borrowings, net	48.6	5.5
Long-term debt reductions	(129.0)	(29.5)
Net cash used in financing activities	(113.5)	(26.1)

Effect of exchange rates on cash and cash equivalents	18.4	0.7

(Decrease) increase in cash and cash equivalents	(24.8)	6.5
Cash and cash equivalents – beginning of period	91.4	36.0
Cash and cash equivalents – end of period	$66.6	$42.5

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

1.                    Report by Management

Beckman Coulter, Inc. and its wholly-owned subsidiaries (the “Company”) prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting.  As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States have been condensed or omitted.

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

2.                    Recent Accounting Developments

Revenue Recognition and Multiple Deliverables

In November 2002, the Emerging Issues Task Force (“EITF”) finalized its consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. Under EITF 00-21, revenue must be allocated to all deliverables regardless of whether an individual element is incidental or perfunctory.  Certain of the Company’s sales arrangements include undelivered elements that the Company has historically considered incidental and perfunctory.  Consequently, the Company has not deferred revenue related to these elements and has instead recorded an accrual for the estimated cost of providing them.  EITF 00-21 is to be adopted prospectively for arrangements entered into in fiscal periods beginning after June 15, 2003.  Alternatively, the changes resulting from EITF 00-21 may be reported as a cumulative effect of an accounting change.  The Company is currently analyzing the impact of the adoption of EITF 00-21. If adopted prospectively, the change would have a minor unfavorable impact on sales, cost of sales and net income. If adopted and reported as a cumulative effect of an accounting change, the impact would result in a minor charge to net income.

Derivative Instruments and Hedging

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments including certain derivative instruments embedded in other contracts. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

Exit or Disposal Activities

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”  The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for exit costs as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002.  The Company’s adoption of SFAS No. 146 in the first quarter of 2003 did not have a material impact on its financial position or results of operations.

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123.”  This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  Since the Company is continuing to account for stock-based compensation according to Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” the adoption of SFAS No. 148 in the first quarter of 2003 required the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported income and required it to disclose these effects in the interim financial statements (see Note 12).

3.                    Restructure

In January 2003, the Company announced a strategic reorganization of its business to combine its Life Science Research and Specialty Testing divisions into a single Biomedical Research Division. The objective of the restructure was to enable the Company to better leverage its technologies and products across the entire life sciences and clinical research customer base.  The reorganization plan also included a refocus of the Company’s international operations to improve profitability.  The reorganization resulted in a 3% reduction in the Company’s workforce and a pre-tax charge of $18.5 million primarily related to employee termination costs.  The charge taken against first quarter 2003 earnings represents the total amount expected to be incurred under the plan.  The reorganization plan was substantially completed in the second quarter of 2003.  However, certain employee termination costs from the restructure will be paid through the first quarter of 2004.

The following is a reconciliation of the restructure activity and accrual included in accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2003 (in millions):

	Initial Accrual	Cash Payments	Balance

Employee termination	17.5	(7.2)	10.3
Other	1.0	(0.6)	0.4

Total	$18.5	$(7.8)	$10.7

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

Hedge ineffectiveness associated with the Company’s cash flow and fair value hedges was zero for the three and six months ended June 30, 2003 and 2002.  No fair value or cash flow hedges were discontinued for the three and six months ended June 30, 2003 and 2002.

In July 2002, the Company entered into a foreign currency swap contract to hedge a net investment in a foreign operation.  This foreign currency swap contract was designated as a net investment hedge.  At June 30, 2003, a $0.1 million unrealized loss associated with the net investment hedge was included in accumulated other comprehensive income (i.e. accumulated foreign currency translation adjustment).

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income) and expenses upon the recognition of the hedged transaction.  The Company estimates that substantially all of the unrealized loss included in other comprehensive income of $29.6 million ($17.8 million after taxes) at June 30, 2003 will be reclassified to other non-operating (income) and expenses within the next twelve months.  The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.  The Company has cash flow hedges at June 30, 2003 which settle as late as December 2004.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates.  Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

Pursuant to the Company’s reverse interest rate swap agreements associated with the Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7%, and pays a floating interest rate based on the LIBOR (1.3% at June 30, 2003).  These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective.  At June 30, 2003, the fair value of the reverse interest rate swaps associated with the Senior Notes due 2011 was $36.2 million and is included in other long-term assets.  An offsetting $36.2 million credit is included in long-term debt as a fair value adjustment.

5.                    Comprehensive Income

The Company’s components of comprehensive income include net earnings, foreign currency translation adjustments and derivatives qualifying as hedges, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net earnings	$52.2	$41.9	$96.8	$69.9
Foreign currency translation adjustment	40.6	12.9	67.5	7.3
Derivatives qualifying as hedges:
Net derivative (losses) gains, net of income taxes of $(0.2) and $2.6 for the three and six months ended June 30, 2003, respectively, and zero for 2002.	0.3	(24.3)	(3.9)	(21.2)
Reclassifications to non-operating income, net of income taxes of $3.0 and $4.6 for the three and six months ended June 30, 2003, respectively, and zero for 2002.	(4.5)	(0.8)	(6.9)	(2.7)
	(4.2)	(25.1)	(10.8)	(23.9)
Comprehensive income	$88.6	$29.7	$153.5	$53.3

6.                    Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended June 30,
	2003			2002
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$52.2	60.724	$0.86	$41.9	61.805	$0.68
Effect of dilutive stock options	—	3.195	(0.04)	—	4.043	(0.04)
Diluted EPS:
Net earnings	$52.2	63.919	$0.82	$41.9	65.848	$0.64

	Six Months Ended June 30,
	2003			2002
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$96.8	60.877	$1.59	$69.9	61.630	$1.13
Effect of dilutive stock options	—	2.827	(0.07)	—	4.013	(0.07)
Diluted EPS:
Net earnings	$96.8	63.704	$1.52	$69.9	65.643	$1.06

For the three and six months ended June 30, 2003, there were 2.9 million and 2.8 million shares, respectively, relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been anti-dilutive.  For the three and six months ended June 30, 2002, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS.

7.                    Sale of Assets

During the six months ended June 30, 2003, the Company sold certain receivables (“Receivables”) as part of its plan to reduce debt.  The net book value of financial assets sold was $53.0 million for which the Company received approximately $55.4 million in cash proceeds.  During the six months ended June 30, 2002, the Company sold similar assets with a net book value of $55.6 million for cash proceeds of $57.6 million. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.  The agreements underlying the Receivable sales (“Agreements”) contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables.  Accordingly, the Company accrues a reserve for the probable and reasonably estimable portion of these liabilities.  Additionally, the Company typically services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables.  The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the remaining life of the service period.  At June 30, 2003 and December 31, 2002, there was $1.2 million of deferred service fees included in accrued liabilities on the Condensed Consolidated Balance Sheets.  For the three months ended June 30, 2003 and

2002, there was $0.1 million of deferred service fees amortized to income.  For the six months ended June 30,2003 and 2002, there was $0.1 million of deferred service fees amortized to income.

8.                    Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	June 30, 2003	December 31, 2002

Finished products	$277.3	$250.0
Raw materials, parts and assemblies	97.6	94.6
Work in process	21.3	19.1
	$396.2	$363.7

Changes in the product warranty obligation for the six months ended June 30, 2003 are as follows (in millions):

Balance as of December 31, 2002	$12.9
New warranties	27.2
Payments and adjustments	(27.9)
Balance as of June 30, 2003	$12.2

9.                    Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  SFAS No. 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned.  The Company considers its SFAS No. 131 operating segments – Clinical Diagnostics, Life Science Research and Specialty Testing in 2002 and Clinical Diagnostics and Biomedical Research in 2003 - to be its reporting units for purposes of testing for impairment as the components within each operating segments have similar economic characteristics and thus do not represent separate reporting units.

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

To determine the fair value of the Company’s reporting units as of January 1, 2003, the Company used a comparable industry revenue multiple approach for each of the two reportable units.  Under this approach, the Company determined the average number of years’ sales for certain companies in its reporting unit’s industry that are required to equal that company’s Enterprise Value, as defined (“comparable industry revenue multiple”).  The Company then took the product of the revenues for each reporting unit and the comparable industry revenue multiple, which represented that reporting unit’s fair value.  In all cases, the fair value of the reporting unit was in excess of the reporting unit’s book value, which resulted in no goodwill impairment (and thus step two of the goodwill impairment test was not required to be performed).

The following presents activity for goodwill (in millions):

	Clinical Diagnostics	Biomedical Research	Total

Goodwill, December 31, 2002	$316.3	$41.5	$357.8
Minority interest acquisition	4.0	—	4.0
Currency translation adjustment	—	1.6	1.6
Goodwill, June 30, 2003	$320.3	$43.1	$363.4

The following provides information about the Company’s intangible assets (in millions):

	June 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Technology	$56.2	$(17.6)	$38.6	$56.2	$(16.1)	$40.1
Customer contracts	167.1	(37.1)	130.0	167.1	(33.7)	133.4
Other	46.4	(14.3)	32.1	45.5	(12.9)	32.6
	269.7	(69.0)	200.7	268.8	(62.7)	206.1
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	71.6	—	71.6	66.6	—	66.6
	$414.8	$(69.0)	$345.8	$408.9	$(62.7)	$346.2

Core technology at June 30, 2003 includes a preliminary purchase price allocation of approximately $5.0 million related to a business acquisition during the second quarter of 2003.  The Company will evaluate the net assets acquired and will finalize the purchase price allocation within the next several months at which time amounts may be allocated to tangible or other intangible assets, goodwill and/or in-process research and development.

Recorded intangible asset amortization expense for the three months ended June 30, 2003 and 2002 was $3.0 million and $2.9 million, respectively.  For the six months ended June 30, 2003 and 2002 recorded intangible amortization expense was $6.3 million and $5.8 million, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $12.1 million, $12.1 million, $12.0 million, $11.6 million and $11.2 million, respectively.

10.              Commitments and Contingencies

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

Litigation Settlement and Related Expenses

In March 2003, the Company settled a dispute associated with an escrow account created as part of the 1997 acquisition of Coulter Corporation to cover pre-acquisition liabilities.  As a result of the settlement, the Company recorded a $28.9 million non-taxable credit to operating income. The Company also recorded a tax deductible charge of approximately $2.0 million for legal fees related to its escrow claim and settlement.  The credit settles all of Beckman Coulter’s claims against the escrow account, including the patent litigation settlement charge taken in the fourth quarter of 2002.

11.              Business Segment Information

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

	Three Months Ended June 30,		Six Months Ended June 30,
	(unaudited)		(unaudited)
(in millions)	2003	2002	2003	2002
Net sales:
Clinical Diagnostics	$387.9	$356.2	$722.0	$670.1
Biomedical Research	163.9	159.9	297.1	292.7
Center	—	—	—	—
Consolidated	$551.8	$516.1	$1,019.1	$962.8

Operating income:
Clinical Diagnostics	$80.2	$69.6	$139.1	$128.4
Biomedical Research	28.0	21.3	39.0	31.1
Center	(27.0)	(23.1)	(37.4)	(42.7)
Consolidated	$81.2	$67.8	$140.7	$116.8

Interest income:
Clinical Diagnostics	$(1.4)	$(1.7)	$(3.2)	$(3.6)
Biomedical Research	—	—	—	—
Center	(0.9)	(0.3)	(1.1)	(0.6)
Consolidated	$(2.3)	$(2.0)	$(4.3)	$(4.2)

Interest expense:
Clinical Diagnostics	$—	$—	$—	$—
Biomedical Research	—	—	—	—
Center	9.6	11.1	21.0	22.9
Consolidated	$9.6	$11.1	$21.0	$22.9

Sales to external customers:
Americas
United States	$307.2	$296.5	$581.9	$561.9
Canada and Latin America	30.0	34.8	56.7	64.9
	337.2	331.3	638.6	626.8

Europe	145.1	123.2	263.9	229.5
Asia	69.5	61.6	116.6	106.5
Consolidated	$551.8	$516.1	$1,019.1	$962.8

	June 30, 2003	December 31, 2002
	(unaudited)

Long-lived assets:
Americas
United States	$1,035.6	$1,035.2
Canada and Latin America	28.2	32.1
	1,063.8	1,067.3

Europe	133.2	118.0
Asia	25.4	22.1
Consolidated	$1,222.4	$1,207.4

Total assets:
Clinical Diagnostics	$1,475.0	$1,488.8
Biomedical Research	519.8	497.6
Center	308.7	277.2
Consolidated	$2,303.5	$2,263.6

12.              Stockholders’ Equity

Tax Benefit on Stock Options Exercised

During the three and six months ended June 30, 2003, the Company recorded a $1.5 million and $2.0 million, respectively, increase to additional paid-in capital with an offsetting decrease to income taxes payable as a result of the tax benefit received from employees exercising non-qualified stock options.

Stock Options

The Company follows the guidance of APB No. 25, whereby compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date.  Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date.  Accordingly, the Company has recognized no compensation expense on its stock option plans.  The following represents pro forma information as if the Company recorded compensation cost using the fair value of the issued compensation instrument under SFAS No. 123, “Accounting for Stock Based Compensation” (in millions, except amounts per share):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net earnings as reported	$52.2	$41.9	$96.8	$69.9
Assumed stock compensation cost, net of tax	(3.1)	(3.0)	(6.0)	(5.3)
Pro forma net earnings	$49.1	$38.9	$90.8	$64.6

Earnings per share:
Basic-as reported	$0.86	$0.68	$1.59	$1.13
Basic-pro forma	$0.81	$0.63	$1.49	$1.05
Diluted-as reported	$0.82	$0.64	$1.52	$1.06
Diluted-pro forma	$0.77	$0.59	$1.43	$0.98

Unearned Compensation on Restricted Stock

During the six months ended June 30, 2003, the Company issued 124,866 shares of restricted stock which vest based on the passage of time (3 to 5 years).  The Company has accounted for the issuance of the restricted stock by crediting the fair value of the restricted shares on the date of grant of $3.6 million to treasury stock.  An offsetting amount was recorded to unearned compensation, and is included in stockholders’ equity.  Unearned compensation is being amortized to income over the respective 3 to 5 year vesting periods and amounted to $0.2 million and $0.4 million in the three and six months ended June 30, 2003, respectively.

13.              Income Taxes

Income taxes as a percentage of earnings before income taxes (“effective tax rate”) were 27% and 30% for the three months ended June 30, 2003 and 2002, respectively.  The effective tax rate was 19% and 30% for the six months ended June 30, 2003 and 2002, respectively.  The decrease in the effective tax rate for the six months ended June 30, 2003 was primarily due to the impact of certain unusual separately reported items in the first quarter of 2003, primarily the non-taxable credit to earnings related to the escrow account settlement and the incremental tax rate benefit of the restructure charge.  In addition, there was a reduction in the annual expected effective tax rate on income from continuing operations before these items of three percentage points due to a number of factors, including the utilization of various tax credits that impacted both the three and six month periods ended June 30, 2003.

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

Our product lines include over 90% of all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world, with approximately 62% of 2002 revenues coming from after-market customer purchases of operating supplies, chemistry kits and service.  We market our products in more than 130 countries, with approximately 43% of revenues in 2002 coming from sales outside the United States.

Our strategy is to grow the core business, leverage the biomedical testing continuum and invest in high potential areas.  To this end, we achieved the following significant milestones during the quarter ended June 30, 2003:

•                  Shipped the UniCel™ DxI 800 Access® immunoassay system, a state of the art, high throughput analyzer for large diagnostic laboratories.

•                  Shipped ProteomeLab™ PF 2D, an automated two-dimensional protein fractionation system to enhance protein analysis.

•                  Signed agreement with Biosite® Incorporated to manufacture a b-type natriuretic peptide (BNP) test for use on Beckman Coulter immunoassay systems.

•                  Launched Access® OV monitor, a laboratory test to aid in the management of ovarian cancer.

•                  Released ICON® microALB, a point-of-care test to aid in the early identification of kidney disease.

•                  Sold the assets of Laboratory Automation Operations ("LAO") to InnnaPhase Corporation.

Results of Operations

Sales were $551.8 million during the quarter ended June 30, 2003, an increase of 6.9% compared to $516.1 million during the same period in the prior year.  On a constant currency basis*, sales increased 2.4% in the second quarter of 2003.  Sales were $1,019.1 million during the six months ended June 30, 2003, an increase of 5.8% compared to $962.8 million in the same period in the prior year.  Sales on a constant currency basis* increased 1.8% during the six months ended June 30, 2003.  The following provides key product and geographical sales information (dollar amounts in millions):

KEY PRODUCT SALES (unaudited)

	Three months ended June 30,		Reported Growth %	Constant Currency Growth %*
	2003	2002

Routine Chemistry	$160.7	$142.8	12.5	9.0
Immunodiagnostics	104.6	94.9	10.2	5.4
Total Chemistry	265.3	237.7	11.6	7.6

Hematology	122.6	118.5	3.5	(0.6)
Total Clinical Diagnostics	387.9	356.2	8.9	4.9

Robotic Auto./Genetic Analysis	39.2	43.7	(10.3)	(15.1)
Centrifuge/Analytical Systems	69.7	68.4	1.9	(2.9)
Specialty Testing	55.0	47.8	15.1	7.7
Total Biomedical Research	163.9	159.9	2.5	(3.1)

Consolidated	$551.8	$516.1	6.9	2.4

	Six months ended June 30,		Reported Growth %	Constant Currency Growth %*
	2003	2002

Routine Chemistry	$295.6	$271.3	9.0	6.0
Immunodiagnostics	199.1	179.0	11.2	7.0
Total Chemistry	494.7	450.3	9.9	6.4

Hematology	227.3	219.8	3.4	(0.1)
Total Clinical Diagnostics	722.0	670.1	7.7	4.3

Robotic Auto./Genetic Analysis	70.1	73.8	(5.0)	(10.0)
Centrifuge/Analytical Systems	125.2	128.9	(2.9)	(7.2)
Specialty Testing	101.8	90.0	13.1	6.4
Total Biomedical Research	297.1	292.7	1.5	(3.7)

Consolidated	$1,019.1	$962.8	5.8	1.8

GEOGRAPHICAL SALES (unaudited)

	Three months ended June 30,		Reported Growth %	Constant Currency Growth %*
	2003	2002

Americas
United States	$307.2	$296.5	3.6	3.6
Canada and Latin America	30.0	34.8	(13.8)	(16.1)
	337.2	331.3	1.8	1.5

Europe	145.1	123.2	17.8	2.5
Asia	69.5	61.6	12.8	6.8

Total Beckman Coulter	$551.8	$516.1	6.9	2.4

	Six months ended June 30,		Reported Growth %	Constant Currency Growth %*
	2003	2002

Americas
United States	$581.9	$561.9	3.5	3.5
Canada and Latin America	56.7	64.9	(12.6)	(14.1)
	638.6	626.8	1.9	1.7

Europe	263.9	229.5	15.0	1.1
Asia	116.6	106.5	9.5	4.0

Total Beckman Coulter	$1,019.1	$962.8	5.8	1.8

* Constant currency growth is not a U.S. GAAP defined measure of revenue growth.  Constant currency growth as presented herein represents:

Current period constant currency sales (see below) less prior year period reported sales

Prior year period reported sales

We define constant currency sales as current period sales in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate.  This measure provides information on sales growth assuming that foreign currency exchange rates have not changed between the prior year period and the current period.  Constant currency sales and constant currency growth as defined or presented by the Company may not be comparable to similarly titled measures reported by other companies.  Additionally, constant currency sales is not an alternative measure of revenues on a U.S. GAAP basis.

Sales during the three and six months ended June 30, 2003 were affected by the following:

•                  Specialty Testing sales were up led by sales of the Cytomics FC 500 flow cytometer,

•                  Immunodiagnostics sales grew in double digits led by strong growth of the Access® product line partially offset by declines in sales of the Dedicated Protein and Primary Care Diagnostics product lines,

•                  Clinical chemistry sales were up driven by continued strength of SYNCHRON LX®20 Pro placements and the launch of the SYNCHRON LX®i 725,

•                  A strengthening of foreign currencies versus the U.S. dollar and

•                  Softness in the pharmaceutical and biotechnology capital equipment markets.

Gross profit as a percent of sales (“gross margin”) was 47.8% and 45.3% for the three months ended June 30, 2003 and 2002, respectively, a 2.5 percentage point increase.  The increase in reported gross margin was primarily due to the following:

•                  Foreign currency exchange rates favorably impacted the gross margin rate by 1.3 percentage points,

•                  Favorable product line mix improved the gross margin rate by 0.6 percentage points,

•                  Favorable manufacturing costs compared to plan improved the gross margin rate by 0.4 percentage points and

•                  A net improvement in miscellaneous other factors resulted in a 0.2 percentage point improvement in gross margin.

Gross profit as a percent of sales was 47.1% and 45.8% for the six months ending June 30, 2003 and 2002, respectively, a 1.3 percentage point increase.  The increase in reported gross margin was primarily due to the following:

•                  Foreign currency exchange rates favorably impacted the gross margin rate by 1.0 percentage points and

•                  A net improvement in miscellaneous other factors resulted in a 0.3 percentage point improvement in gross margin.

Selling, general and administrative (“SG&A”) expenses increased $16.3 million to $134.7 million or 24.4% of sales in the second quarter of 2003 from $118.4 million or 22.9% of sales in the second quarter of 2002.  The dollar increase was mainly due to the negative impact of foreign currency exchange rates and marketing expenses related to the launch of new products.

SG&A expenses increased $19.8 million to $254.2 million or 24.9% of sales in the six months ended June 30, 2003 from $234.4 million or 24.3% of sales in the six months ended June 30, 2002.  The dollar increase was due primarily to the negative impact of foreign currency exchange rates and marketing expenses related to the launch of new products, partially offset by cutbacks in expenses, primarily in the Biomedical Research Division.

Research and development (“R&D”) expenses increased $0.2 million to $48.0 million in the second quarter of 2003 from $47.8 million in the second quarter of 2002.  R&D increased $4.3 million to $94.0 million for the six months ended June 30, 2003 from $89.7 million in the six months ended June 30, 2002.  R&D as a percentage of sales was 8.7% and 9.3% for the three months ended June 30, 2003 and 2002, respectively, and was 9.2% and 9.3% for the six months ended June 30, 2003 and 2002, respectively.  The decrease in R&D as a percentage of sales was primarily due to currency.

The restructure charge of $18.5 million recorded in the first quarter of 2003 represents the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide.  Certain employee termination costs from the reduction will be paid through the first quarter of 2004.  See Note 3 “Restructure” of the Condensed Consolidated Financial Statements for more information.

The litigation settlement credit recorded in the first quarter of 2003 represents a non-recurring credit of $26.9 million (net of certain related legal costs of $2.0 million) associated with the settlement of an escrow account created as part of the 1997 acquisition of Coulter Corporation to cover pre-acquisition liabilities.  The credit settled all of Beckman Coulter’s claims against the escrow account, including the charge taken in the fourth quarter of 2002.

Interest expense decreased $1.5 million to $9.6 million in the second quarter of 2003 from $11.1 million in the second quarter of 2002.  Interest expense decreased $1.9 million to $21.0 for the six months ended June 30, 2003 from $22.9 million for the six months ended June 30, 2002.  The decreases from the prior year periods are primarily due to lower interest rates on the variable rate portion of our borrowings.

Other non-operating (income)/expense was $2.4 million for the quarter ended June 30, 2003, and primarily consisted of a loss on foreign currency related activities of $5.7 million, a write-down of an investment in an unconsolidated investee of $1.1 million partially offset by a gain of $(3.6) million on the sale of the assets of LAO and a gain on sales of certain receivables of $(1.1) million (see Note 7 “Sale of Assets” of the Condensed Consolidated Financial Statements).  Other non-operating (income)/expense was $(1.1) million for the quarter ended June 30, 2002 and primarily consisted of a gain on the sale of certain receivables of $(0.8) million and a $(0.5) million gain on the sale of a facility in Florida.

Other non-operating (income)/expense was $4.8 million for the six months ended June 30, 2003, and primarily consisted of a loss on foreign currency related activities of $7.8 million and write-downs of an investment in a marketable equity security and an unconsolidated investee of $2.8 million partially offset by the gain of $(3.6) million on the sale of the assets of LAO and a gain on sales of certain receivables of $(2.4) million (see Note 7 “Sale of Assets” of the Condensed Consolidated Financial Statements).  Other non-operating (income)/expense was $(1.7) million for the six months ended June 30, 2002 and primarily consisted of a gain on the sale of certain receivables of $(1.4) million and the $(0.5) million gain on the sale of the facility in Florida.

Income taxes as a percentage of earnings before income taxes (“effective tax rate”) were 27.0% and 30% for the three months ended June 30, 2003 and 2002, respectively.  The effective tax rate was 19% and 30% for the six months ended June 30, 2003 and 2002, respectively.  The decrease in the effective tax rate for the six months ended June 30, 2003 was primarily due to the impact of certain unusual separately reported items in the first quarter of 2003, including the non-taxable credit to earnings related to the escrow account settlement and the incremental tax rate benefit of the restructure charge.  In addition, there was a reduction in the annual expected effective tax rate on income from continuing operations before these items of three percentage points due to a number of factors, including the utilization of various tax credits that impacted both the three and six months periods ended June 30, 2003.  The effective tax rate on income from continuing operations is currently expected to be approximately 27% for the remainder of 2003.

Earnings were $52.2 million for the second quarter of 2003 or $0.82 per diluted share compared to earnings of $41.9 million or $0.64 per diluted share in the second quarter of 2002.  Earnings for the six months ended June 30, 2003 were $96.8 million or $1.52 per diluted share compared to $69.9 million or $1.06 per diluted share for the six months ended June 30, 2002.

Financial Condition

The debt-to-equity ratio has improved from 56.4% at December 31, 2002 to 49.4% at June 30, 2003.  Among other things, our debt level:

•                  increases our vulnerability to general adverse economic and industry conditions;

•                  could limit our ability to obtain additional financing on favorable terms; and

•                  requires the dedication of a substantial portion of our cash flow from operations to the payment of principal and interest on indebtedness.

In addition, our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and covenants.  At June 30, 2003, we were in compliance with such financial ratios and covenants.

Operating activities provided cash of $135.4 million in the first six months of 2003 compared to $110.7 million in the first six months of the prior year, an increase of $24.7 million. The primary contributor to the increase was an increase in earnings to $96.8 million in 2003 versus $69.9 million in 2002, from the credit associated with the escrow account settlement.

Investing activities used cash of $65.1 million in 2003 versus $78.8 million in 2002.  The decrease is primarily due to a reduction in additions to property, plant and equipment to $57.1 million in 2003 as compared to $77.9 million in 2002 due to lower expenditures associated with the implementation of an Oracle enterprise resource planning (“ERP”) system.

Net cash used by financing activities was $113.5 million in 2003 compared to $26.1 million in 2002.  The increase in cash used by financing activities was primarily due to long-term debt reductions of $129.0 million in 2003 as compared to $29.5 million in 2002 primarily due to the repayment of $119.2 million in Senior Notes that matured in March 2003.  The repayment of the Senior Notes was funded through increases in our notes payable borrowings on our credit facility.  Cash used by financing activities also increased due to the repurchase of stock for $41.9 million in 2003 and no stock repurchases in the first six months of 2002.  We paid $11.1 million and $10.7 million in dividends to our stockholders during the first six months of 2003 and 2002, respectively.  Proceeds received from the issuance of stock were $20.0 million and $22.2 million in the first six months of 2003 and 2002, respectively.

We have chosen to implement an ERP system to achieve a single, globally integrated infrastructure.  This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes.  Through June 30, 2003, we have capitalized $102.0 million of costs associated with this ERP system (which includes $28.3 million of capitalized internal labor costs).  Based on our geographic rollout strategy, as of June 30, 2003, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations (except Japan).  Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations.  We expect that the majority of the work required to implement the remaining new systems will take place through 2004.  If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

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

As of June 30, 2003, there was $20.0 million outstanding on the $400.0 million credit facility.  No amounts were drawn as of December 31, 2002.

In June 2003, we paid a quarterly cash dividend of $0.09 per share of common stock, for a total of $5.6 million.

In July 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.11 per share; this dividend represents a 22% increase from the amount paid in the second quarter of 2003 and is payable on September 4, 2003 to stockholders of record on August 15, 2003.  This dividend represents the 58th consecutive quarterly dividend payout and the 12th consecutive year of increases in annual dividends.

At June 30, 2003, there have been no material changes in the Company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.

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

Revenue recognition, including customer leased equipment

For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is determinable and collectibility is reasonably assured, except when a customer enters into an operating-type lease agreement, in which case revenue is recognized over the life of the lease.  Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease.  Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those equipment sales which include multiple deliverables, such as after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined by cash sales prices, unless the deliverable is incidental or perfunctory, in which case we accrue an estimate of the related cost.  See Note 2 “Recent Accounting Developments” of the Condensed Consolidated Financial Statements for a discussion of EITF 00-21 which provides guidance on the timing and method or revenue recognition for revenue arrangements that include multiple deliverables.  The Company will begin recording revenue in accordance with EITF 00-21 in the quarter ended September 30, 2003.  Credit is extended based upon the evaluation of the customer’s financial condition and we generally do not require collateral.

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

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or change in circumstances indicate that the asset might be impaired.  For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned.  For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any.  The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two.  Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.  See Note 9 “Goodwill and Other Intangible Assets” of the Condensed Consolidated Financial Statements for further discussion.

Environmental obligations

We establish provisions for exposure related to environmental matters.  Our compliance with federal, state and foreign environmental laws and regulations may require us to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where we do business or maintain properties.  We establish reserves when such costs are probable and can be reasonably estimated. Provision amounts are estimated based on currently available information, regulatory requirements, remediation strategies, our relative share of the total remediation costs and a relevant discount rate.  Changes in these assumptions could impact our future reported results.

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

•                  contractual obligations; and

•                  employment matters.

We cannot predict with certainty the outcome of any proceedings in which we are or may become involved. An adverse decision in a lawsuit seeking damages from us could result in a monetary award to the plaintiff and, to the extent not covered by our insurance policies or third party indemnities, could significantly harm the results of our operations.  An adverse decision in a lawsuit seeking an injunction or other similar relief could significantly harm our business operations.  If we lose a case in which we seek to enforce our patent rights, we could sustain a loss of future revenue as other manufacturers begin to market products we developed. Litigation cases and claims raise difficult and complex legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, we may incur charges in excess of presently established provisions and related insurance or third party coverage. It is possible that our results of operations and cash flows could be materially affected by an ultimate unfavorable outcome of certain pending litigation.  Although we believe that our provisions are appropriate, and in accordance with SFAS No. 5, “Accounting for Contingencies”, changes in events or circumstances could have a material adverse effect on our financial position, profitability or liquidity.

Tax valuation allowances and obligations

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.  Uncertainties exist in respect to our future tax rates due to uncertainties as to the amount and timing of future taxable income and changes in enacted statutory tax rates. Differences between actual results and our assumptions, or changes in our assumptions in future periods, could result in adjustments to tax expense in future periods.

Pension Plans

Our funding policy provides that payments to our domestic pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, the expected long-term rate of return on plan assets is an assumption as to the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation.  We view this assumption as a long-term return assumption.  This assumption is reviewed at least annually in conjunction with the review of our pension plan investment advisors and actuaries.  We also review the plan’s historical cumulative returns.  The rate of return is dependent upon an investment strategy and the asset allocation of plan assets.  We then review the selected prospective return rate against benchmark information that we gather on other pension plans adjusting for relative size, investment strategies and funding levels.  Since this is a long-term return assumption, it is likely to change when there are long protracted trends in equity, bond and real estate markets.  While our plan’s historical return performance is no absolute predictor of future performance, it is indicative of what our plan’s rate of return could be in the future.  We believe this historical performance is a fair approximation of what our pension plan’s rate of return can achieve over a variety of market conditions.  Over the long run, given our U.S. pension plan’s current funded condition, a 0.25% decrease in the annual rate of return assumption would generate approximately $1.0 million in additional annual pension expense.  This additional expense would be allocated to all operating line items based upon the relative salaries included in each line.  Similarly, a 0.25% increase in the rate of return assumption would decrease our annual pension expense by approximately $1.0 million with similar effects to the statement of operations.  Until 2002, there had been no changes to this assumption in the previous three years because our historical cumulative U.S. pension plan rate of return had exceeded our 9.75% return rate assumption through 2001.  However, in 2002, we lowered our prospective return rate assumption to 9.00% from 9.75%.  This action was taken after our annual review of our 1) cumulative pension plan returns and 2) consultation and discussions with our pension plan investment and actuary advisors.  We believe our new rate of return assumption is reasonable based on our long term investment strategy and allocation of our plan assets, which at December 31, 2002 had an allocation as follows: 74% equities, 18% corporate bonds and 8% real estate.  We will consider reducing or increasing the rate of return in the future if sustained U.S. pension plan returns change significantly and if the market and peer pension plan information indicate a different rate is more indicative of expected long-term returns.  Pension benefits for domestic employees are based on age, years of service and compensation rate.  Assets of the plan consist principally of corporate stocks and bonds, real estate and government fixed income securities.  Non-U.S. subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans.  Unfunded non-U.S. plans are accrued for, but generally not fully funded, and benefits are paid from operating funds.

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

Clinical Diagnostics

The clinical diagnostics market can be unfavorably impacted by economic weakness and government and healthcare cost containment initiatives in general.  The weakness in these markets as well as general economic conditions have affected the availability of funds for capital expenditures.  In the area of healthcare cost containment initiatives, the U.S. Congress is currently considering bills that contain proposed increases in the co-payments for diagnostic laboratory tests and other changes to the way these tests are reimbursed.

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

Biomedical Research

The biomedical research market has been growing in recent years as an increasing understanding of genomics, cytomics, and proteomics has begun to move from scientific research toward having a real impact on clinical therapy. However, spending in this market also continues to be affected by governmental constraints on research and development spending, especially outside the United States, and pharmaceutical/biotechnology capital investment.

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

Longer term, we continue to see tight pharmaceutical and biotechnology discovery spending.  In 2002, spending moved from drug discovery into drug development, as pharmaceutical companies focus on bringing new products to market, faster. However, we believe this move opens new opportunities for robotic automation systems and in clinical research and clinical trial applications.

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

•                  interest rates – as approximately 44% of our debt at June 30, 2003 is under variable interest rate terms.  This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on certain of our long-term debt by effectively converting a fixed rate to a variable rate;

•                  general economic conditions – as the weakened global economy has pressured our customers, vendors and partners, the carrying value of various assets could be negatively impacted in future periods.  This would include, but is not limited to, the various pension plan and post-employment benefit assets and liabilities.  Assumptions are used in determining the annual expense of these costs.  Items such as the market value of plan assets, discount rates and other assumptions are based on current economic conditions.  Certain other assumptions are based upon a longer term economic view.  We review and discuss these assumptions annually as to their reasonableness with our independent actuary and investment consultants.  We believe that the assumptions we have used are reasonable.  However, these assumptions are subject to change with future economic conditions and as such our annual benefits expense may vary; and

•                  social, health and political events – social, health and political events, such as major political unrest or worldwide health issues such as a Severe Acute Respiratory Syndrome (SARS) epidemic, could have the potential to disrupt our business. For example, a SARS epidemic, by impacting travel and the delivery of health care, could delay completing sales presentations and the installation of new systems.

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Mexican Peso and the Australian Dollar.  As of June 30, 2003 and December 31, 2002, the net fair value of all derivative foreign exchange contracts was a net liability of $(23.8) million and $(9.0) million, respectively.  We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2003.  The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $25.4 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $27.3 million in these instruments.  Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts.  These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at June 30, 2003 were not substantially different than those at December 31, 2002.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives.  A one percentage point increase or decrease in interest rates was estimated to decrease or increase the remainder of the year’s pre-tax earnings by $1.4 million based on the amount of variable rate debt outstanding at June 30, 2003.

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

As of June 30, 2003, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There has been no change in the Company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1.                                     Legal Proceedings

The Company is involved in a number of lawsuits which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on its results of operations, financial position or liquidity. However, the Company cannot give any assurances regarding the ultimate outcome of these lawsuits and their resolution could be material to the Company’s operating results for any particular period.

Item 2.                                     Changes In Securities

None.

Item 3.                                     Defaults Upon Senior Securities

None.

Item 4.                                     Submission of Matters to a Vote of Security-Holders

None

Item 5.                                     Other Information

None.

Item 6.                                     Exhibits and Reports on Form 8-K

a)  Exhibits

11.              Statement re Computation of Per Share Earnings: This information is set forth in Note 6, “Earnings Per Share” of the Condensed Consolidated Financial Statements included in Part I herein.

15.              Independent Accountants’ Review Report, July 30, 2003.

15.1   Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information.

31.              Rule 13a-14(a)/15d-14(a) Certifications

32.              Section 1350 Certifications

b)  Reports on Form 8-K

The following reports on Form 8-K were filed during the period April 1, 2003 through June 30, 2003:

Press Release “Beckman Coulter Settles Claim Against 1997 Acquisition Escrow Account”, filed April 1, 2003.

Press Release “Beckman Coulter Announces Record First Quarter 2003 Results”, filed April 25, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: July 31, 2003	By	/s/ John P. Wareham
John P. Wareham
Chairman of the Board, President, and Chief Executive Officer

Date: July 31, 2003	By	/s/ Amin I. Khalifa
Amin I. Khalifa
Vice President, Finance and Chief Financial Officer

EXHIBIT INDEX

FORM 10-Q, SECOND QUARTER, 2003

Exhibit Number	Description

11.	Statement re Computation of Per Share Earnings: This information is set forth in Note 6, “Earnings Per Share”, of the Condensed Consolidated Financial Statements included in Part I herein.

15.	Independent Accountants’ Review Report, July 30, 2003.

15.1	Letter of Acknowledgment of Use of Report on Unaudited Interim Financial Information.

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Section 1350 Certifications