Form 10-Q
period 2003-09-30
BECKMAN COULTER INC
filed 2003-10-31
CIK 840467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of outstanding shares of the registrant’s common stock as of October 24, 2003 was 61,665,008 shares.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in millions, except amounts per share)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$64.8	$91.4
Trade and other receivables, net	523.0	544.4
Inventories	403.6	363.7
Other current assets	77.8	56.7
Total current assets	1,069.2	1,056.2

Property, plant and equipment, net	387.8	370.8
Goodwill	365.6	357.8
Other intangibles, net	343.0	346.2
Other assets	134.8	132.6
Total assets	$2,300.4	$2,263.6

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$34.5	$140.2
Accounts payable, accrued expenses and other liabilities	434.8	400.4
Income taxes payable	83.9	71.0
Total current liabilities	553.2	611.6

Long-term debt, less current maturities	629.0	626.6
Other liabilities	379.7	433.3
Total liabilities	1,561.9	1,671.5

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 64.1 and 62.6 at September 30, 2003 and December 31, 2002, respectively; shares outstanding 61.5 and 61.0 at September 30, 2003 and December 31, 2002, respectively	6.2	6.1
Additional paid-in capital	302.5	259.4
Treasury stock, at cost: 2.3 and 1.3 common shares at September 30, 2003 and December 31, 2002, respectively	(76.2)	(38.3)
Common stock held in grantor trust, at cost: 0.3 common shares at September 30, 2003 and December 31, 2002	(13.9)	(14.1)
Grantor trust liability	13.9	14.1
Retained earnings	576.3	457.4
Unearned compensation	(3.4)	—
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(0.8)	(36.4)
Derivatives qualifying as hedges	(17.0)	(7.0)
Minimum pension adjustment	(49.1)	(49.1)
Total stockholders’ equity	738.5	592.1
Total liabilities and stockholders’ equity	$2,300.4	$2,263.6

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in millions, except amounts per share and share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Sales	$534.8	$501.1	$1,553.9	$1,463.9
Cost of sales	272.0	276.5	810.6	798.4
Gross profit	262.8	224.6	743.3	665.5

Operating costs and expenses:
Selling, general and administrative	141.6	122.0	395.8	356.4
Research and development	47.4	47.8	141.4	137.5
Restructure charge	—	—	18.5	—
Litigation settlement and related expenses	—	—	(26.9)	—
Total operating costs and expenses	189.0	169.8	528.8	493.9

Operating income	73.8	54.8	214.5	171.6

Non-operating (income) and expenses:
Interest income	(3.1)	(1.7)	(7.4)	(5.9)
Interest expense	10.6	11.3	31.6	34.2
Other, net	11.5	5.3	16.3	3.6
Total non-operating expenses	19.0	14.9	40.5	31.9

Earnings before income taxes	54.8	39.9	174.0	139.7
Income taxes	14.8	7.8	37.2	37.7
Net earnings	$40.0	$32.1	$136.8	$102.0

Basic earnings per share	$0.65	$0.52	$2.24	$1.65

Diluted earnings per share	$0.62	$0.49	$2.14	$1.56

Weighted average number of shares outstanding (in thousands):
Basic	61,218	62,149	60,992	61,805
Diluted	64,822	65,269	64,054	65,524

Dividends declared per share	$0.11	$0.09	$0.29	$0.26

See accompanying notes to condensed consolidated financial statements.

 BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in millions)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002

Net cash provided by operating activities	$197.5	$185.8

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(95.4)	(103.9)
Proceeds from sale of property, plant and equipment	—	2.4
Payments for acquisitions	(8.0)	(1.8)
Net cash used in investing activities	(103.4)	(103.3)

Cash Flows from Financing Activities:
Dividends to stockholders	(17.9)	(16.3)
Proceeds from issuance of stock	35.9	26.3
Proceeds from stock purchase plan	2.4	2.6
Repurchase of common stock for treasury	(41.9)	—
Proceeds from (repurchase of) common stock held in grantor trust	0.2	(14.0)
Notes payable borrowings, net	24.8	6.1
Long-term debt reductions	(130.4)	(59.7)
Net cash used in financing activities	(126.9)	(55.0)

Effect of exchange rates on cash and cash equivalents	6.2	3.5

(Decrease) increase in cash and cash equivalents	(26.6)	31.0
Cash and cash equivalents - beginning of period	91.4	36.0
Cash and cash equivalents - end of period	$64.8	$67.0

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

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

2.               Recent Accounting Developments

Revenue Recognition and Multiple Deliverables

Effective July 1, 2003, the Company prospectively adopted the provisions of Emerging Issues Task Force (“EITF”) 00-21, “Revenue Arrangements with Multiple Deliverables,” which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. Under EITF 00-21, revenue is allocated to all deliverables based on the relative fair values of the individual components regardless of whether an individual element is incidental or perfunctory.  This is consistent with the Company’s historical treatment, except for certain of the Company’s sales arrangements include undelivered elements that the Company had historically considered incidental and perfunctory, primarily installation and training.  Consequently, the Company had not previously deferred the revenue related to these elements, and had instead recorded an accrual for the estimated cost of providing them.  However, upon adoption of EITF 00-21, the Company is now allocating revenue to all components of its multiple-element arrangements, including installation and training.  The impact of deferring revenues for undelivered installation and training on multi-element contracts entered into during the quarter ended September 30, 2003 resulted in a $4.0 million reduction of reported revenues.  The estimated cost that would have been accrued to cost of sales for such undelivered elements in these specific contracts prior to the adoption of EITF 00-21 was approximately $3.0 million.  Therefore, the impact of adopting EITF 00-21 related to installation and training was a reduction to earnings before income taxes of approximately $1.0 million ($0.7 million after taxes) for the quarter ended September 30, 2003.

Though management does not have access to all of the data that would be necessary to estimate the pro forma impact of adopting EITF 00-21 on all prior periods presented, based upon the data available, management believes the impacts of adopting EITF 00-21 in prior periods would not have been material.  Accordingly, no pro forma presentation of the impact of adoption on prior periods has been presented.

Derivative Instruments and Hedging

In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments including certain derivative instruments embedded in other contracts. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company’s financial position or results of operations.

Exit or Disposal Activities

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring).”  The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity.  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability for exit costs as defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan.  The provisions of this Statement were effective for exit or disposal activities that are initiated after December 31, 2002.  The Company’s adoption of SFAS No. 146 in the first quarter of 2003 did not have a material impact on its financial position or results of operations.

Stock-based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS No. 123.”  This amendment provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirement of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years ending after December 15, 2002.  Since the Company is continuing to account for stock-based compensation according to Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” the adoption of SFAS No. 148 in the first quarter of 2003 required the Company to provide prominent disclosures about the effects of SFAS No. 123 on reported net income and required it to disclose these effects in the interim financial statements (see Note 12).

3.               Restructure

In January 2003, the Company announced a strategic reorganization of its business to combine its Life Science Research and Specialty Testing divisions into a single Biomedical Research Division. The objective of the restructure was to enable the Company to better leverage its technologies and products across the entire life sciences and clinical research customer base.  The reorganization plan also included a refocus of the Company’s international operations to improve profitability.  The reorganization resulted in a 3% reduction in the Company’s workforce and a pre-tax charge of $18.5 million primarily related to employee termination costs.  The charge taken against first quarter 2003 earnings represents the total amount expected to be incurred under the plan except for the potential impact of currency fluctuations relative to projected currency rates.  The reorganization plan was substantially completed in the second quarter of 2003.  However, certain employee termination costs from the restructure will be paid through the second quarter of 2004.

The following is a reconciliation of the restructure activity and accrual included in accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Balance Sheet as of September 30, 2003 (in millions):

	Initial Accrual	Cash Payments	Balance

Employee termination	17.5	(10.9)	6.6
Other	1.0	(0.6)	0.4

Total	$18.5	$(11.5)	$7.0

4.              Derivatives

The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures.  The Company’s objectives for holding derivatives are to minimize currency and interest rate risks using the most effective methods to eliminate or reduce the impacts of these exposures.  The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no planned underlying exposures.  The following paragraphs discuss in more detail the Company’s foreign currency and interest rate exposures and related derivative instruments.

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

Hedge ineffectiveness associated with the Company’s cash flow and fair value hedges was immaterial for the three and nine months ended September 30, 2003 and 2002.  No fair value or cash flow hedges were discontinued for the three and nine months ended September 30, 2003 and 2002.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)and expenses upon the recognition of the hedged transaction.  The Company estimates that substantially all of the unrealized loss included in accumulated other comprehensive income (loss) of $28.2 million ($16.9 million after taxes) at September 30, 2003 will be reclassified to other non-operating (income) and expenses within the next twelve months.  The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.  The Company has cash flow hedges at September 30, 2003 which settle as late as December 2004.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates.  Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

Pursuant to the Company’s reverse interest rate swap agreements associated with the Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7%, and pays a floating interest rate based on the LIBOR (1.2% at September 30, 2003).  These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective.  At September 30, 2003, the fair value of the reverse interest rate swaps associated with the Senior Notes due 2011 was $27.5 million and is included in other long-term assets.  An offsetting $27.5 million credit is included in long-term debt as a fair value adjustment.

5.               Comprehensive Income

The Company’s components of comprehensive income include net earnings, foreign currency translation adjustments and derivatives qualifying as hedges, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net earnings	$40.0	$32.1	$136.8	$102.0
Foreign currency translation adjustment	(31.9)	12.1	35.6	19.4
Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $(4.7) and $(2.1) for the three and nine months ended September 30, 2003, respectively, and zero for 2002.	7.2	6.8	3.3	(14.4)
Reclassifications to non-operating income, net of income taxes of $4.2 and $8.8 for the three and nine months ended September 30, 2003, respectively, and zero for 2002.	(6.4)	1.8	(13.3)	(0.9)
	0.8	8.6	(10.0)	(15.3)
Comprehensive income	$8.9	$52.8	$162.4	$106.1

6.               Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended September 30,
	2003			2002
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$40.0	61.218	$0.65	$32.1	62.149	$0.52
Effect of dilutive stock options	—	3.604	(0.03)	—	3.120	(0.03)
Diluted EPS:
Net earnings	$40.0	64.822	$0.62	$32.1	65.269	$0.49

	Nine Months Ended September 30,
	2003			2002
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$136.8	60.992	$2.24	$102.0	61.805	$1.65
Effect of dilutive stock options	—	3.062	(0.10)	—	3.719	(0.09)
Diluted EPS:
Net earnings	$136.8	64.054	$2.14	$102.0	65.524	$1.56

For the three and nine months ended September 30, 2003, there were 0.1 million and 2.6 million shares, respectively, relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been anti-dilutive.  For the three and nine months ended September 30, 2002, there were 1.4 million and 0.1 million shares, respectively, relating to the possible exercise of outstanding stock options that were not included in the computation of diluted EPS.

7.               Sale of Assets

During the nine months ended September 30, 2003, the Company sold certain receivables (“Receivables”) as part of its plan to reduce debt.  The net book value of financial assets sold was $90.7 million for which the Company received approximately $93.6 million in cash proceeds.  During the nine months ended September 30, 2002, the Company sold similar assets with a net book value of $102.3 million for cash proceeds of $105.0 million. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.  The agreements underlying the Receivable sales (“Agreements”) contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables.  Accordingly, the Company accrues a reserve for the probable and reasonably estimable portion of these liabilities.  Additionally, the Company typically services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables.  The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the remaining life of the service period.  At September 30, 2003 and December 31, 2002, there was $1.1 million and $1.2 million, respectively of deferred service fees included in accrued liabilities on the Condensed Consolidated Balance Sheets.  For the three months ended September 30, 2003 and 2002, there was $0.1 million of deferred service fees amortized to income.  For the nine months ended September 30, 2003 and 2002, there was $0.2 million of deferred service fees amortized to income.

8.               Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	September 30, 2003	December 31, 2002

Finished products	$279.1	$250.0
Raw materials, parts and assemblies	103.2	94.6
Work in process	21.3	19.1
	$403.6	$363.7

Changes in the product warranty obligation for the nine months ended September 30, 2003 are as follows (in millions):

Balance as of December 31, 2002	$12.9
New warranties	51.5
Payments and adjustments	(50.9)
Balance as of September 30, 2003	$13.5

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

The following presents activity for goodwill (in millions):

	Clinical Diagnostics	Biomedical Research	Total

Goodwill, December 31, 2002	$316.3	$41.5	$357.8
Minority interest acquisition	2.8	—	2.8
Settlements of pre-acquisition tax contingencies	4.2	—	4.2
Currency translation adjustment	—	0.8	0.8
Goodwill, September 30, 2003	$323.3	$42.3	$365.6

The following provides information about the Company’s intangible assets (in millions):

	September 30, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

Amortized intangible assets:
Technology	$56.2	$(18.4)	$37.8	$56.2	$(16.1)	$40.1
Customer contracts	167.1	(38.8)	128.3	167.1	(33.7)	133.4
Other	46.0	(14.2)	31.8	45.5	(12.9)	32.6
	269.3	(71.4)	197.9	268.8	(62.7)	206.1
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	71.6	—	71.6	66.6	—	66.6
	$414.4	$(71.4)	$343.0	$408.9	$(62.7)	$346.2

Core technology at September 30, 2003 includes a preliminary purchase price allocation of approximately $5.0 million related to a business acquisition during the second quarter of 2003.  The Company will evaluate the net assets acquired and will finalize the purchase price allocation within the next quarter at which time amounts may be allocated to tangible or other intangible assets, goodwill and/or in-process research and development.

Recorded intangible asset amortization expense for the three months ended September 30, 2003 and 2002 was $3.0 million and $2.9 million, respectively.  For the nine months ended September 30, 2003 and 2002 recorded intangible amortization expense was $9.4 million and $8.7 million, respectively.  Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2003, 2004, 2005, 2006 and 2007 is $12.4 million, $12.1 million, $12.0 million, $11.6 million and $11.2 million, respectively.

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

In September 2003, an Orange County, California Superior Court jury awarded the Company approximately $934 million in compensatory and punitive damages as the result of a lawsuit filed against Flextronics International, Ltd. and its U.S. subsidiary Flextronics USA, Inc., formerly known as Dovatron.  The lawsuit was filed in the second quarter of 2001 seeking damages for breach of contract and other claims.  Since the amount of damages which the Company may ultimately receive cannot be quantified until the legal review process is complete, no gain has been recorded in the financial statements for this award.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
(in millions)	2003	2002	2003	2002
Net sales:
Clinical Diagnostics	$381.1	$349.1	$1,103.1	$1,019.1
Biomedical Research	153.7	152.0	450.8	444.8
Center	—	—	—	—
Consolidated	$534.8	$501.1	$1,553.9	$1,463.9

Operating income:
Clinical Diagnostics	$82.5	$65.7	$221.6	$194.1
Biomedical Research	22.3	15.5	61.3	46.6
Center	(31.0)	(26.4)	(68.4)	(69.1)
Consolidated	$73.8	$54.8	$214.5	$171.6

Interest income:
Clinical Diagnostics	$(1.5)	$(1.4)	$(4.7)	$(5.0)
Biomedical Research	—	—	—	—
Center	(1.6)	(0.3)	(2.7)	(0.9)
Consolidated	$(3.1)	$(1.7)	$(7.4)	$(5.9)

Interest expense:
Clinical Diagnostics	$—	$—	$—	$—
Biomedical Research	—	—	—	—
Center	10.6	11.3	31.6	34.2
Consolidated	$10.6	$11.3	$31.6	$34.2

Sales to external customers:
Americas United States	$307.7	$292.2	$889.6	$854.1
Canada and Latin America	29.9	28.3	86.6	93.2
	337.6	320.5	976.2	947.3

Europe	131.0	122.5	394.9	352.0
Asia	66.2	58.1	182.8	164.6
Consolidated	$534.8	$501.1	$1,553.9	$1,463.9

	September 30, 2003	December 31, 2002
	(unaudited)

Long-lived assets:
Americas United States	$1,047.7	$1,035.2
Canada and Latin America	28.1	32.1
	1,075.8	1,067.3

Europe	128.7	118.0
Asia	26.7	22.1
Consolidated	$1,231.2	$1,207.4

Total assets:
Clinical Diagnostics	$1,468.3	$1,488.8
Biomedical Research	507.7	497.6
Center	324.4	277.2
Consolidated	$2,300.4	$2,263.6

12.         Stockholders’ Equity

Tax Benefit on Stock Options Exercised

During the three and nine months ended September 30, 2003, the Company recorded a $5.4 million and $7.4 million, respectively, increase to additional paid-in capital with an offsetting decrease to income taxes payable as a result of the tax benefit received from employees exercising non-qualified stock options.

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net earnings as reported	$40.0	$32.1	$136.8	$102.0
Assumed stock compensation cost, net of tax	(2.9)	(2.9)	(8.9)	(8.2)
Pro forma net earnings	$37.1	$29.2	$127.9	$93.8

Earnings per share:
Basic-as reported	$0.65	$0.52	$2.24	$1.65
Basic-pro forma	$0.61	$0.47	$2.10	$1.52
Diluted-as reported	$0.62	$0.49	$2.14	$1.56
Diluted-pro forma	$0.57	$0.45	$2.00	$1.43

Unearned Compensation on Restricted Stock

During the nine months ended September 30, 2003, the Company issued 133,866 shares of restricted stock which vest based on the passage of time (3 to 5 years).  The Company has accounted for the issuance of the restricted stock by crediting the fair value of the restricted shares on the date of grant of $4.0 million to treasury stock.  An offsetting amount was recorded to unearned compensation, and is included in stockholders’ equity.  Unearned compensation is being amortized to income over the respective 3 to 5 year vesting periods and amounted to $0.3 million and $0.6 million in the three and nine months ended September 30, 2003, respectively.

13.         Income Taxes

Income taxes as a percentage of earnings before income taxes (“effective tax rate”) were 27.0% and 19.5% for the three months ended September 30, 2003 and 2002, respectively.  The lower effective tax rate in the third quarter of 2002 was primarily due to the impact of a cumulative tax credit resulting from a reduction in the 2002 expected annual effective tax rate on income from continuing operations of three percentage points due to a number of factors, including the utilization of various tax deductions related to export sales and R&D tax credits.  The effective tax rate was 21.4% and 27% for the nine months ended September 30, 2003 and 2002, respectively.  The decrease in the effective tax rate for the nine months ended September 30, 2003 was due to the impact of certain unusual separately reported items in the first quarter of 2003, including the non-taxable credit to earnings related to the escrow account settlement and the incremental tax rate benefit of the restructure charge.

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

Our strategy is to grow the core business, leverage the biomedical testing continuum and invest in high potential areas.  To this end, we achieved the following significant milestones during the quarter ended September 30, 2003:

•                  Acquired the technologies and assets of Peoples Genetics, Inc. for comprehensive genetic analysis of large pooled populations of DNA for disease association research.

•                  Signed a development and supply agreement with Hycor Biomedical Inc. for autoimmune disease tests used on the entire immunoassay family of products including the new UniCel DxI™ and SYNCHRON LXâi systems.

•                  Awarded $934 million in compensatory and punitive damages as a result of a lawsuit against Flextronics International, Ltd.  The award is pending further judicial review. Since the amount of the award that the Company may ultimately receive cannot be quantified until the legal review process is complete, no gain has been recorded in the financial statements.  The Company may incur additional costs defending this award in the future which are not quantifiable at this time.

•                  Signed a three-year renewal agreement with AmeriNet, Inc. to provide a line of immunoassay systems, test kits, supplies and service.

•                  Paid a quarterly dividend of eleven cents ($0.11) per share on September 4, 2003 to all stockholders of record on August 15, 2003, the company’s 58th consecutive quarterly cash dividend and a 22% increase over prior year quarter.

•                  Shipped the CEQ™ 8800 genetic analysis system, doubling the throughput and adding sample tracking capabilities to the product line.

•                  Launched LH1500 series hematology automation system designed to boost lab productivity, maximize labor efficiency, reduce errors, improve operator safety and lower overall costs.

Results of Operations

Sales were $534.8 million during the quarter ended September 30, 2003, an increase of 6.7% compared to $501.1 million during the same period in the prior year.  On a constant currency basis*, sales increased 3.4% in the third quarter of 2003.  Sales were $1,553.9 million during the nine months ended September 30, 2003, an increase of 6.1% compared to $1,463.9 million in the same period in the prior year.  Sales on a constant currency basis* increased 2.4% during the nine months ended September 30, 2003.  The following provides key product and geographical sales information (dollar amounts in millions):

KEY PRODUCT SALES (unaudited)

	Three months ended September 30,		Reported	Constant Currency
	2003	2002	Growth %	Growth % *

Routine Chemistry	$150.3	$143.0	5.1	2.5
Immunodiagnostics	104.5	94.0	11.2	7.3
Total Chemistry	254.8	237.0	7.5	4.4

Hematology	126.3	112.1	12.7	9.6
Total Clinical Diagnostics	381.1	349.1	9.2	6.1

Robotic Auto./Genetic Analysis	35.5	41.2	(13.8)	(17.0)
Centrifuge/Analytical Systems	65.4	65.7	(0.5)	(4.3)
Specialty Testing	52.8	45.1	17.1	11.8
Total Biomedical Research	153.7	152.0	1.1	(3.0)

Consolidated	$534.8	$501.1	6.7	3.4

	Nine months ended September 30,		Reported	Constant Currency
	2003	2002	Growth %	Growth % *

Routine Chemistry	$445.9	$414.3	7.6	4.8
Immunodiagnostics	303.6	273.0	11.2	7.1
Total Chemistry	749.5	687.3	9.0	5.7

Hematology	353.6	331.8	6.6	3.2
Total Clinical Diagnostics	1,103.1	1,019.1	8.2	4.9

Robotic Auto./Genetic Analysis	105.6	115.0	(8.2)	(12.5)
Centrifuge/Analytical Systems	190.6	194.7	(2.1)	(6.3)
Specialty Testing	154.6	135.1	14.4	8.2
Total Biomedical Research	450.8	444.8	1.3	(3.5)

Consolidated	$1,553.9	$1,463.9	6.1	2.4

GEOGRAPHICAL SALES (unaudited)

	Three months ended September 30,		Reported	Constant Currency
	2003	2002	Growth %	Growth % *

Americas
United States	$307.7	$292.2	5.3	5.3
Canada and Latin America	29.9	28.3	5.7	(1.1)
	337.6	320.5	5.3	4.7

Europe	131.0	122.5	6.9	(4.2)
Asia	66.2	58.1	13.9	11.7

Total Beckman Coulter	$534.8	$501.1	6.7	3.4

	Nine months ended September 30,		Reported	Constant Currency
	2003	2002	Growth %	Growth % *

Americas
United States	$889.6	$854.1	4.2	4.2
Canada and Latin America	86.6	93.2	(7.1)	(10.2)
	976.2	947.3	3.1	2.7

Europe	394.9	352.0	12.2	(0.7)
Asia	182.8	164.6	11.1	6.7

Total Beckman Coulter	$1,553.9	$1,463.9	6.1	2.4

*Constant currency growth is not a U.S. GAAP defined measure of revenue growth.  Constant currency growth as presented herein represents:

Current period constant currency sales (see below) less prior year reported sales
Prior year reported sales

We define constant currency sales as current period sales in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate.  This measure provides information on sales growth assuming that foreign currency exchange rates have not changed between the prior year and the current period.  Constant currency sales and constant currency growth as defined or presented by the Company may not be comparable to similarly titled measures reported by other companies.  Additionally, constant currency sales is not an alternative measure of revenues on a U.S. GAAP basis.

Sales during the three and nine months ended September 30, 2003 were affected by the following:

•                  In the Clinical Diagnostics Division, immunodiagnostics sales grew in double digits, bolstered by placements of the new SYNCHRON LXâi combination routine chemistry and immunoassay system and UniCel DxI™ immunoassay system,

•                  Hematology product sales were up 12.7% and 6.6% for the quarter and year to date, respectively, due to a renewed contract with a large commercial laboratory network in the U.S. and growth in product placements in Asia,

•                  In the Biomedical Research Division, the specialty testing product area continues to grow, up more than 17.1% and 14.4% for the quarter and year to date, respectively.  These increases were led by sales of Cytomics FC 500 Series flow cytometers,

•                  A strengthening of foreign currencies versus the US dollar, which is reflected in the percentages noted above,

•                  Continued softness in the pharmaceutical and biotechnology capital equipment markets which negatively impacted the Biomedical Research Division,

•                  A decline in sales in Europe, excluding the benefits of currency, that was due primarily to the timing and mix of instrument sales and the discontinuation of a product line in the current year and

•                  The negative $4.0 million impact of the prospective adoption of EITF 00-21 in the third quarter of 2003.  See Note 2 to the Condensed Consolidated Financial Statements for more information.

Gross profit as a percent of sales (“gross margin”) was 49.1% and 44.8% for the three months ended September 30, 2003 and 2002, respectively, a 4.3 percentage point increase.  The increase in reported gross margin was primarily due to the following:

•                  Favorable mix positively impacted the gross margin rate by 1.4 percentage points,

•                  Non-recurring items favorably impacted gross margin by 1.0 percentage points, including the impact of a charge in the third quarter of 2002 attributable to certain inventory adjustments during a system conversion and the impact of adopting EITF 00-21 prospectively in the third quarter of 2003,

•                  Foreign currency exchange rates favorably impacted the gross margin rate by 0.8 percentage points and

•                  Improved efficiencies in manufacturing and service organizations impacted the gross margin rate by 0.8 percentage points.

Gross profit as a percent of sales was 47.8% and 45.5% for the nine months ending September 30, 2003 and 2002, respectively, a 2.3 percentage point increase.  The increase in reported gross margin was primarily due to the following:

•                  Foreign currency exchange rates favorably impacted the gross margin rate by 0.9 percentage points,

•                  Favorable mix positively impacted the gross margin rate by 0.4 percentage points,

•                  Non-recurring items favorably impacted gross margin by 0.4 percentage points, including the impact of a charge in the third quarter of 2002 attributable to certain inventory adjustments during a system conversion and the impact of adopting EITF 00-21 prospectively in the third quarter of 2003 and

•                  Improved efficiencies in manufacturing and service organizations impacted the gross margin rate by 0.3 percentage points.

Selling, general and administrative (“SG&A”) expenses increased $19.6 million to $141.6 million or 26.5% of sales in the third quarter of 2003 from $122.0 million or 24.3% of sales in the third quarter of 2002.  The dollar increase was primarily due to currency, investments in marketing activities for new products and increased accruals under certain stock based incentive compensation programs.

SG&A expenses increased $39.4 million to $395.8 million or 25.5% of sales in the nine months ended September 30, 2003 from $356.4 million or 24.3% of sales in the nine months ended September 30, 2002.  The dollar increase was primarily due to currency and marketing related expenses associated with new products.

Research and development (“R&D”) expenses decreased $0.4 million to $47.4 million in the third quarter of 2003 from $47.8 million in the third quarter of 2002.  R&D increased $3.9 million to $141.4 million for the nine months ended September 30, 2003 from $137.5 million in the nine months ended September 30, 2002.  R&D as a percentage of sales was 8.9% and 9.5% for the three months ended September 30, 2003 and 2002, respectively, and was 9.1% and 9.4% for the nine months ended September 30, 2003 and 2002, respectively.  The strengthening of certain foreign currencies did not impact R&D, as substantially all R&D efforts are in the U.S., resulting in a decrease in R&D as a percentage of sales.

The restructure charge of $18.5 million recorded in the first quarter of 2003 represents the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide.  Certain employee termination costs from the reduction will be paid through the second quarter of 2004.  See Note 3 “Restructure” of the Condensed Consolidated Financial Statements for more information.

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

Interest expense decreased $0.7 million to $10.6 million in the third quarter of 2003 from $11.3 million in the third quarter of 2002.  Interest expense decreased $2.6 million to $31.6 for the nine months ended September 30, 2003 from $34.2 million for the nine months ended September 30, 2002.  The decreases from the prior year periods are primarily due to lower interest rates on the variable rate portion of our borrowings and lower debt balances.

Other non-operating (income)/expense was $11.5 million for the quarter ended September 30, 2003, and primarily consisted of a loss on foreign currency related activities of $11.6 million, partially offset by a gain on sales of certain receivables of $(0.5) million (see Note 7 “Sale of Assets” of the Condensed Consolidated Financial Statements).  Other non-operating (income)/expense was $5.3 million for the quarter ended September 30, 2002 and primarily consisted of a gain on the sales of certain receivables of $(1.3) million, a gain of $(1.0) million on the sale of certain intellectual property rights, a write-down of $4.0 million from a reduction in the fair value of a biotechnology equity investment and a loss on foreign currency related activities of $3.0 million.

Other non-operating (income)/expense was $16.3 million for the nine months ended September 30, 2003, and primarily consisted of a loss on foreign currency related activities of $19.4 million and write-downs of an investment in a marketable equity security and an unconsolidated investee of $2.8 million, partially offset by the gain of $(3.6) million on the sale of the assets of Laboratory Automation Operations (“LAO”) and a gain on sales of certain sales-type lease receivables of $(2.9) million (see Note 7 “Sale of Assets” of the Condensed Consolidated Financial Statements).  Other non-operating (income)/expense was $3.6 million for the nine months ended September 30, 2002 and primarily consisted of a write-down of $4.0 million from a reduction in the fair value of a biotechnology equity investment and a loss on foreign currency related activities of $2.6 million, offset by a gain on the sale of certain receivables of $(2.7) million and a gain of $(1.0) million on the sale of certain intellectual property rights.

Income taxes as a percentage of earnings before income taxes (“effective tax rate”) were 27.0% and 19.5% for the three months ended September 30, 2003 and 2002, respectively.  The lower effective tax rate in the third quarter of 2002 was primarily due to the impact of a cumulative tax credit resulting from a reduction in the 2002 expected annual effective tax rate on income from continuing operations of three percentage points due to a number of factors, including the utilization of various tax deductions related to export sales and R&D tax credits.  The effective tax rate was 21.4% and 27% for the nine months ended September 30, 2003 and 2002, respectively.  The decrease in the effective tax rate for the nine months ended September 30, 2003 was due to the impact of certain unusual separately reported items in the first quarter of 2003, including the non-taxable credit to earnings related to the escrow account settlement and the incremental tax rate benefit of the restructure charge.  The effective tax rate on income from continuing operations is currently expected to be approximately 27% for the remainder of 2003.

Earnings were $40.0 million for the third quarter of 2003 or $0.62 per diluted share compared to earnings of $32.1 million or $0.49 per diluted share in the third quarter of 2002.  Earnings for the nine months ended September 30, 2003 were $136.8 million or $2.14 per diluted share compared to $102.0 million or $1.56 per diluted share for the nine months ended September 30, 2002.

Financial Condition

The debt-to-equity ratio has improved from 56.4% at December 31, 2002 to 47.3% at September 30, 2003.  Among other things, our debt level:

•                  increases our vulnerability to general adverse economic and industry conditions;

•                  could limit our ability to obtain additional financing on favorable terms; and

•                  requires the dedication of a portion of our cash flow from operations to interest on indebtedness and the future payments of principal.

Our agreements with our lenders contain a number of covenants, which, among other things, require us to comply with specified financial ratios and covenants.  At September 30, 2003, we were in compliance with all such financial ratios and covenants.

Cash provided by operating activities was $197.5 million in the first nine months of 2003 compared to $185.8 million in the first nine months of the prior year, an increase of $11.7 million.  The increase was primarily due to a $34.8 million increase in earnings to $136.8 million in 2003 from $102.0 million in 2002, due in part from the credit associated with the litigation settlement in the first quarter of 2003.  Also contributing to the increase in cash provided by operating activities were net changes to working capital accounts of $36.0 million for the nine months ended September 30, 2003 as compared to the same period in 2002.  Partially offsetting these increases were $62.0 million in contributions to the U.S. qualified pension plan during the first nine months of 2003, as compared to $10.0 million in contributions made during the same period in 2002, and a $6.7 million net decrease attributable to the Company’s deferred tax assets in 2003 as compared to 2002.

Investing activities used cash of $103.4 million in 2003 comparable to the prior year amount of $103.3 million.

Net cash used by financing activities was $126.9 million in 2003 compared to $55.0 million in 2002.  The increase in cash used by financing activities was primarily due to long-term debt reductions of $130.4 million in 2003 as compared to $59.7 million in 2002 primarily due to the repayment of $119.2 million in Senior Notes that matured in March 2003.  Cash used by financing activities also increased due to the repurchase of stock for $41.9 million in 2003 with no stock repurchases in the first nine months of 2002.  We paid $17.9 million and $16.3 million in dividends to our stockholders during the first nine months of 2003 and 2002, respectively.  Proceeds received from the issuance of stock were $35.9 million and $26.3 million in the first nine months of 2003 and 2002, respectively.

In addition to the $62.0 million of year to date contributions to the Company’s U.S. pension plan noted above, the Company intends to make an additional contribution of approximately $38.0 million during the quarter ended December 31, 2003.

We have chosen to implement an ERP system to achieve a single, globally integrated infrastructure.  This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes.  Through September 30, 2003, we have capitalized $105.3 million of costs associated with this ERP system (which includes $30.9 million of capitalized internal labor costs).  Based on our geographic rollout strategy, as of September 30, 2003, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations.  Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations.  We expect that the majority of the work required to implement the remaining new systems will take place through 2004.  If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

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

As of September 30, 2003 and December 31, 2002, there were no amounts outstanding on the $400.0 million credit facility.

In September 2003, we paid a quarterly cash dividend of $0.11 per share of common stock, for a total of $6.8 million.

In October 2003, the Company’s Board of Directors declared a quarterly cash dividend of $0.11 per share. This dividend is payable on November 6, 2003 to stockholders of record on October 16, 2003.  This dividend represents the 59th consecutive quarterly dividend payout.

At September 30, 2003, there have been no material changes in the Company’s significant contractual obligations and commercial commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2002.

Incentive Compensation Plans

In the fourth quarter of 2003, the Company plans to issue options and/or restricted stock to certain officers and employees under the 1998 Incentive Compensation Plan (the “1998 Plan”).  We are anticipating that these incentive awards will utilize the majority of the remaining shares available for issuance under the 1998 Plan (approximately 1.4 million shares).  Accordingly, in early 2004, the Company intends to request shareholder approval to reserve up to an additional 8.0 million shares for issuance under a new incentive compensation plan.  The Company then intends to begin issuing awards under this new plan in late 2004 or early 2005.

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

Revenue recognition, including customer leased equipment

For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is determinable and collectibility is reasonably assured, except when a customer enters into an operating-type lease agreement, in which case revenue is recognized over the life of the lease.  Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease.  Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those equipment sales that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined in accordance with EITF 00-21.  See Note 2 “Recent Accounting Developments” of the Condensed Consolidated Financial Statements for a discussion of the adoption impact of EITF 00-21.  Credit is extended based upon the evaluation of the customer’s financial condition and we generally do not require collateral.

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

Tax valuation allowances and obligations

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”, which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in tax expenses in the period that includes the enactment date. We establish a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not.  Uncertainties exist in respect to our future tax rates due to uncertainties as to the amount and timing of future taxable income and changes in enacted statutory tax rates. Differences between actual results and our assumptions, or changes in our assumptions in future periods, could result in adjustments to tax expense in future periods.

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

Spending on research by biotechnology and pharmaceutical companies is also dependent on global economic health.  An ongoing recession can affect the number of biotechnology start-ups building laboratories and conducting research as well as the rate of research investment by biopharmaceutical companies. Pharmaceutical company research investment may also be negatively impacted by governmental intervention and regulations, including prescription drug costs, new drug approvals, switching of prescription drugs to generics, as well as industry consolidation.  We believe that a recovery in capital spending in these markets may not occur until the end of 2003 or early 2004, with the pharmaceutical market recovering before the biotechnology market.

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

In addition to the business climate factors discussed previously, certain other factors may influence our business:

•                  currency fluctuations -  as approximately 43% of our revenues in 2002 were generated outside the United States, and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other non-operating income and expense;

•                  interest rates - as approximately 42% of our debt at September 30, 2003 is under variable interest rate terms.  This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on certain of our long-term debt by effectively converting a fixed rate to a variable rate;

•                  general economic conditions - as the weakened global economy has pressured our customers, vendors and partners, the carrying value of various assets could be negatively impacted in future periods.  This would include, but is not limited to, the various pension plan and post-employment benefit assets and liabilities.  Assumptions are used in determining the annual expense of these costs.  Items such as the market value of plan assets, discount rates and other assumptions are based on current economic conditions.  Certain other assumptions are based upon a longer term economic view.  We review and discuss these assumptions annually as to their reasonableness with our independent actuary and investment consultants.  We believe that the assumptions we have used are reasonable.  However, these assumptions are subject to change with future economic conditions and as such our annual benefits expense may vary; and

•                  social, health and political events - social, health and political events, such as major political unrest or worldwide health issues such as a Severe Acute Respiratory Syndrome (SARS) epidemic, could have the potential to disrupt our business. For example, a SARS epidemic, by impacting travel and the delivery of health care, could delay completing sales presentations and the sale and installation of new systems.

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

•                  anticipated effective tax rates, debt reduction, cash flow available to be applied to debt reduction and the availability of additional financing;

•                  our business strategy and anticipated developments in our markets;

•                  our liquidity requirements and capital resources, adequacy of our reserves and the effects of litigation;

•                  anticipated proceeds from sales of assets;

•                  the effects of inflation and other economic conditions on our operations;

•                  earnings and sales growth; and

•                  our plans related to our incentive compensation plans.

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling, Canadian Dollar, Mexican Peso and the Australian Dollar.  As of September 30, 2003 and December 31, 2002, the net fair value of all derivative foreign exchange contracts was a net liability of $(26.0) million and $(9.0) million, respectively.  We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2003.  The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $36.7 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $38.6 million in these instruments.  Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts.  These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at September 30, 2003 were not substantially different than those at December 31, 2002.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives.  A one percentage point increase or decrease in interest rates was estimated to decrease or increase the remainder of the year’s pre-tax earnings by $0.7 million based on the amount of variable rate debt outstanding at September 30, 2003.

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

As of September 30, 2003, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

In September 2003, an Orange County, California Superior Court jury awarded the Company approximately $934 million in compensatory and punitive damages as the result of a lawsuit filed against Flextronics International, Ltd. and its U.S. subsidiary Flextronics USA, Inc., formerly known as Dovatron.  The lawsuit was filed in the second quarter of 2001 seeking damages for breach of contract and other claims.  Since the amount of damages which the Company may ultimately receive cannot be quantified until the legal review process is complete, no gain has been recorded in the financial statements for this award.

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

None

Item 5.                                   Other Information

None.

Item 6.                                   Exhibits and Reports on Form 8-K

a)                   Exhibits

3.                                       Amended and Restated Bylaws Dated July 10, 2003.

11.                                 Statement re Computation of Per Share Earnings: This information is set forth in Note 6, “Earnings Per Share” of the Condensed Consolidated Financial Statements included in Part I herein.

15.                                 Independent Accountants’ Review Report, October 30, 2003.

15.1                           Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information

31.                                 Rule 13a-14(a)/15d-14(a) Certifications

32.                                 Section 1350 Certifications

b)                  Reports on Form 8-K

The following reports on Form 8-K were filed during the period July 1, 2003 through September 30, 2003:

Press Release “Beckman Coulter Announces Record Second Quarter 2003 Results, 22% Dividend Increase”, filed July 31, 2003.

Press Release “Beckman Coulter Announces Management Change”, filed August 6, 2003.

Press Release “Beckman Coulter Wins Jury Verdict in Breach of Contract Lawsuit”, filed September 24, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.

(Registrant)

Date: October 30, 2003	By	/s/ John P. Wareham
John P. Wareham
Chairman of the Board, President, and Chief Executive Officer

Date: October 30, 2003	By	/s/ James T. Glover
James T. Glover
Vice President, Controller and Interim Chief Financial Officer

EXHIBIT INDEX

FORM 10-Q, THIRD QUARTER, 2003

Exhibit Number	Description

3.	Amended and Restated Bylaws Dated July 10, 2003.

11.	Statement re Computation of Per Share Earnings: This information is set forth in Note 6, “Earnings Per Share”, of the Condensed Consolidated Financial Statements included in Part I herein.

15.	Independent Accountants’ Review Report, October 30, 2003.

15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Section 1350 Certifications