Form 10-K
period 2003-12-31
BECKMAN COULTER INC
filed 2004-02-13
CIK 840467

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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
 None

        Indicate by X mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by X mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

        Indicate by a check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒    No ☐

        Aggregate market value of voting stock held by non-affiliates of the registrant as of January 30, 2004: $3,396,385,695

        Common Stock, $0.10 par value, outstanding as of January 30, 2004: 62,307,571 shares.

        Documents incorporated by reference in this report:

Documents incorporated	Form 10-K Part Number
Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on April 1, 2004	Part II and III

PART I

Item 1. Business

Overview

        Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The Company designs, manufactures, and markets systems which consist of instruments, chemistries, software, and supplies that meet a variety of biomedical laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians' offices to aid in patient care. Beckman Coulter competes in market segments that it estimates totaled approximately $35 billion in annual sales worldwide in 2003. The Company currently has products which address approximately half of that market.

        Beckman Coulter's product lines include virtually all of the blood tests routinely performed in hospital laboratories and a range of systems for biomedical and pharmaceutical research. The Company has more than 200,000 systems operating in laboratories around the world, with a substantial portion of its annual revenues coming from after-market customer purchases of operating supplies, chemistry kits, and service. Beckman Coulter markets its products in approximately 130 countries, with approximately 44% of revenues in 2003 coming from outside the United States.

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

        Beckman Instruments, Inc. was founded by Dr. Arnold O. Beckman in 1935, and entered the laboratory market with the world's first pH meter. Beckman Instruments, Inc. became a publicly-traded corporation in 1952. In 1968, Beckman Instruments, Inc. expanded its laboratory instrument focus to include healthcare applications in clinical diagnostics. Beckman Instruments, Inc. was acquired by SmithKline Corporation to form SmithKline Beckman Corporation in 1982. It was operated as a subsidiary of SmithKline Beckman until 1989 when it became a standalone public company. Since that time, Beckman Instruments, Inc., now Beckman Coulter, Inc., has operated as a fully independent, publicly-owned company.

        Coulter Corporation was founded by Wallace and Joseph Coulter in 1958. Coulter was formed to market the "Coulter® Counter", an instrument used to determine the distribution of red and white cells in blood. This instrument was based on the "Coulter Principle", which was developed by Wallace Coulter in 1948. The Coulter Principle provided an electronic, automatic way of counting and measuring the size of microscopic particles that proved to be the beginning of automated hematology. Coulter Corporation was a private company and remained under the control of the Coulter family until it was acquired by Beckman Instruments, Inc. in 1997.

Customers and Markets—The Biomedical Testing Continuum

        From complex DNA sequencing to simple single-use diagnostic screening kits, Beckman Coulter is one of the largest companies devoted solely to biomedical testing. Beckman Coulter's customers are continuously searching for processes and systems that help them perform tests faster, more efficiently, and at lower cost. To meet these needs, the Company leverages its investment in research and development and uses its core competencies in technology, applications, distribution, and service to create a range of systems that integrate instruments, software, and chemistries for use across the spectrum of biomedical testing.

Patient Care Testing

        Once diagnostic technologies and tests are generally accepted and receive any necessary regulatory marketing clearances, they become part of routine patient care. Physicians order tests such as cholesterol, glucose, and complete blood cell counts on a daily basis. These tests are used to provide information for diagnosis and to help monitor the efficacy of therapy. Beckman Coulter has one of the broadest product lines available to the diagnostic laboratory. This product breadth allows the Company to provide a systems approach to improving total laboratory productivity. The Company's systems can perform virtually all of the blood tests routinely performed on patient samples in the hospital laboratory. Beckman Coulter has estimated that the patient care testing market was $22 billion in 2003, based on annual worldwide sales.

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

Biomedical Research Testing

        Biomedical research and clinical research are evolving markets, thanks to advances in genomics, proteomics, and the new emerging field of cellular based testing. With the rough map of the human genome complete, the work that will more directly affect patient care begins as researchers incorporate this information into specific studies to improve therapeutic efficacy. All of Beckman Coulter's biomedical research products play a role in helping researchers to understand disease by simplifying and automating key testing processes.

        Universities and medical research laboratories represented about 46% of the market for biomedical research in 2003. These groups perform basic medical research to further understand the molecular basis of disease and clinical research, where human samples are used to characterize disease states. In addition, as new diagnostic technologies and tests move from research applications into more general patient use, they are often performed in private laboratories or university hospitals. Genetic testing, cancer monitoring and special immune system testing fall into this category.

        Biotechnology firms and pharmaceutical companies represent the other 54% of the biomedical research market. They rely on Beckman Coulter's instrument systems to speed the long and detailed drug discovery process. Also, once new therapeutics and vaccines emerge from the research phase, they move into clinical trials to evaluate their effectiveness. In this stage, standard blood chemistry tests are run on patients regularly.

        More than 125,000 Beckman Coulter systems operate in biomedical research laboratories today. The Company is a technological leader in robotic automation/liquid handling, centrifugation and capillary electrophoresis. Beckman Coulter has estimated that the market for biomedical research testing in 2003 was approximately $13 billion, based on annual worldwide sales.

Market Dynamics

        The size and growth of Beckman Coulter's markets are influenced by a number of factors, such as technological innovation in bioanalytical practice, government funding for basic and disease-related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, healthcare spending, and physician practice patterns. As a result of cost containment pressures and the factors described above, Beckman Coulter expects its markets to grow in single digits over the short term. In the long term, Beckman Coulter expects worldwide healthcare expenditures for diagnostic testing to increase, primarily as a result of growing demand for services generated by the aging of the world population, increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer), and greater acceptance of Western medicine and expanding demand for improved healthcare services in developing countries.

        In the clinical diagnostics market, consolidation is also a key factor. Attempts to lower costs and increase efficiencies have led to consolidation among healthcare providers in the United States. One result of this consolidation is the formation of powerful provider groups and integrated health care networks that leverage their purchasing power with suppliers to contain costs. In international markets, multiple hospital tenders have become a standard purchasing tool. Preferred supplier arrangements and combined purchases are becoming more commonplace. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive.

        In the biomedical research market, funding for government and academic research is expected to be relatively healthy through the end of 2004. Pharmaceutical research and development spending, which was soft in 2002 and 2003, should begin to rebound in 2004. A shift in spending from drug discovery to later clinical stage trials is expected to continue for the short term as companies attempt to empty the bottleneck in clinical trials of new drugs emerging from the large number of targets discovered in the past few years. Biotechnology spending has been unstable due to lack of investment funds and will not likely rebound until 2005, at the earliest. The competitive environment in drug discovery and development drives growth in biopharma, as pharmaceutical companies seek tools that speed the process of bringing new drugs to market. Industrial genomics, the application of genomic sequencing, is increasing as an out growth of the human genome initiative. Proteomics, the analysis of protein mass, structure and function is emerging. The study of cellomics, cell function and activity is in its infancy. These three key focus areas, genomics, proteomics and cellomics require specific tools and applications to solve testing needs that may be specific to one therapeutic or apply to a broader range of processes used in the research, development and testing of new drugs.

Business Segments

        During 2001, the Company was organized into two business segments—Clinical Diagnostics and Life Science Research. In 2002, a third segment, Specialty Testing was added. In 2003, the Company returned to the two segment structure, combining Life Science Research and Specialty Testing to form a new Biomedical Research segment. The following table shows the breakdown of sales between the two market segments:

Product Sales as a Percent of Total Product Sales

	2003	2002	2001
Clinical Diagnostics	70%	69%	67%
Biomedical Research	30%	31%	33%

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

        IVD systems are composed of instruments, reagents, consumables, service and data management systems. They automate repetitive manual tasks, improve test accuracy, and speed the reporting of results. Instruments typically have an approximately five year life. Reagents are substances that react with the patient sample to produce measurable, objective results. The consumables vary across application segments but are generally items such as sample containers, adapters, and pipette tips used during test procedures. Reagents, accessories, consumables, and services generate significant ongoing revenues for suppliers. Sample handling and preparation devices as well as data management systems are becoming increasingly important components of IVD systems. These system enhancements improve testing quality, enhance lab safety, and reduce customer costs through improved productivity.

        Beckman Coulter believes that the most important criteria customers use to evaluate IVD systems are operating costs, reliability, service, and quality of results. It also believes that by providing a fully integrated system that is cost effective, reliable and easy to use, it builds loyalty among customers who value consistency and accuracy in test results.

        The major diagnostic fields that comprise the IVD industry are clinical chemistry, immunochemistry, microbiology, hematology and blood banking. The IVD industry market was estimated to be approximately $22 billion in 2003, based on annual sales worldwide. Beckman Coulter primarily serves the hospital and reference laboratory customers of the IVD market, who tend to use more precise, higher volume, and more automated IVD systems. In 2003, hospital and reference laboratory customers constituted approximately $16 billion of the IVD market. Beckman Coulter divides this market into three major subcategories—routine chemistry, immunodiagnostics and hematology. Routine chemistry includes chemistry, clinical laboratory automation and workstation consolidation and primary care diagnostics. Hematology includes both hematology and hemostasis systems.

Routine Chemistry Systems

        Clinical chemistry systems use electrochemical detection or chemical reactions with patient samples to detect and quantify substances of diagnostic interest (referred to as "analytes") in blood, urine, and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins, and enzymes. Beckman Coulter offers a range of automated clinical chemistry systems to meet the testing requirements of varying size laboratories, together with software that allows these systems to communicate with central hospital computers. To save time and reduce the opportunity for errors, systems identify patient samples through barcodes. Automated clinical chemistry systems are designed to be available for testing on short notice, twenty-four hours a day. Beckman Coulter has generally configured its systems for the work flow in medium and large hospitals, but the systems also have application in regional reference laboratories. Over 100 tests for individual analytes are offered for use with Beckman Coulter's clinical chemistry systems. These systems range in price from $45,000 to over $500,000.

        Beckman Coulter's line of SYNCHRON® clinical systems is a family of products which include modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON systems were developed in response to changes in reimbursement policies for hospital and clinical laboratories that required them to be more efficient. The SYNCHRON systems have been designed as compatible modules which may be used independently or in various combinations with each other to meet the specific needs of individual customers. The smallest of these modules is the SYNCHRON CX®3Δ analyzer. It is designed to perform a number of the tests routinely ordered by physicians and has up to nine on-board chemistries. The SYNCHRON CX®4 PRO, CX®5 PRO, CX®7 Super, CX®9 PRO, and LX®20 PRO analyzers are random-access systems designed to perform routine chemistry profiles as well as some special chemistry profiles. These systems can perform over 85% of the laboratory's general chemistry testing requirements.

Clinical Laboratory Automation and Workstation Consolidation

        Beckman Coulter has addressed the increasing focus on efficiency and cost savings in the clinical laboratory though its Power Processor System, which allows the laboratory to automate a number of pre-analytical steps, including sample log-in and sorting through bar code technology, centrifugation, and cap removal. The Power Processor System also sorts the prepared samples into discrete racks for further processing on the SYNCHRON LX and CX Systems, the Access® immunoassay system and other instruments. In late 2002, Beckman Coulter took laboratory automation a step further, from preanalytical automation to workstation consolidation when it introduced its SYNCHRON LX®i 725 System. The SYNCHRON LXi 725 System integrates Beckman Coulter's Access® immunoassay and SYNCHRON clinical chemistry technologies into a single system, consolidating the majority of chemistry and immunoassay testing onto one system and providing consolidated sample handling and data management.

Primary Care Diagnostics

        Primary care diagnostic products are used in physicians' office laboratories, clinics, hospital and other medical settings. These products include a range of rapid diagnostic test kits and hematology instruments that give physicians immediate information to help them manage patient treatment. The Hemoccult® and Hemoccult® SENSA® tests are the accepted standard in fecal occult blood testing and are used as aids in screening for gastrointestinal disease and colorectal cancer. The Gastrocult® test is the only rapid test designed specifically for gastric occult blood and pH testing. The FlexSure® HP test is used to aid in the diagnosis of H. pylori infection, which is associated with peptic ulcers. The ICON® Fx Strep A test detects Strep A antigen from throat swabs, giving results in two to five minutes, so appropriate treatment can begin immediately. The ICON® II hCG is the "gold standard" in pregnancy testing, detecting the lowest levels of hCG.

Immunodiagnostic Systems

        Immunodiagnostic systems, like clinical chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. The key difference is that immunodiagnostic systems use antibodies and antigens as the central component in analytical reactions. Antibodies are created by an organism's immune system and, when incorporated in test kits, provide the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, and screen and monitor for cancer and cardiac risk. Immunodiagnostic systems have been designed to meet the special requirements of these reactions and to simplify lab processes. They are able to automatically identify individual patient sample tubes and communicate with the laboratory's central computer. Beckman Coulter offers over 90 immunodiagnostic test kits for individual analytes. These automated systems range in price from $60,000 to $350,000.

        Beckman Coulter's three primary immunodiagnostic systems are the IMMAGE® immunochemistry system, the Access® immunoassay system, and the new UniCel DxI™ 800 Access® immunoassay system. The IMMAGE system is a high-throughput immunochemistry analyzer for specific proteins, various immunologic markers, and therapeutic drugs. This system provides automated random-access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches. The Access and UniCel systems serve as a disease state management platform used to help medical professionals monitor critical parameters for thyroid function, anemia, blood viruses, infectious disease, cancer, allergy, fertility, therapeutic drugs, diabetes, and cardiovascular and skeletal diseases.

        During 2003, Beckman Coulter introduced the UniCel DXi™ 800 Access® immunoassay system for the large hospital and reference laboratory market. This system provides enhanced test throughput, roughly four times the capacity of previously introduced models, and increased Beckman Coulter's servable market by approximately thirty percent. As was the case with the Access® 2 system launched in 2001, the new system utilizes all current Access system assays. Over the last two years Beckman Coulter has introduced seven new assays for use on the Access systems.

        Beckman Coulter also offers a number of electrophoresis systems. These systems provide analytical information by using an electrical charge to separate a sample into its various components. The presence or absence of various components as well as the relative concentrations of each provide diagnostic information. The relative concentration of each component is determined by scanning the test result using a densitometer. Beckman Coulter sells a variety of manual and automated electrophoresis products under the name Paragon® systems. The manual Paragon® electrophoresis systems allow Beckman Coulter to offer a full range of electrophoresis products that provide specialized protein analysis for clinical laboratories. Paragon reagent kits are used in the diagnosis of diabetes, as well as cardiac, liver, and other diseases. The APPRAISE® densitometer is used in conjunction with Paragon reagent kits. The Paragon CZE® 2000 system was the first automated capillary electrophoresis system specifically designed for the clinical laboratory. This system is designed to fully automate the manual and labor- intensive conventional electrophoresis analysis of serum protein electrophoresis (SPE) and immunofixation electrophoresis (IFE). Positioned to complement the Paragon gels and the APPRAISE densitometer, the Paragon CZE 2000 clinical system is targeted at high-volume electrophoresis labs worldwide.

Hematology Systems

        Beckman Coulter's blood cell systems use the principles of physics, optics, electronics, and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems allow clinicians to study formed elements in blood such as red and white blood cells and platelets. The most common diagnostic result is a "CBC" or complete blood count, which provides eight to twenty-three blood cell parameters. The results from hematology systems are used to aid diagnosis and to monitor disease progression and treatment. Beckman Coulter's hematology product line is structured to address the differing requirements of the high, medium, and low volume portions of this market. The systems in the higher volume segment utilize volume, conductivity, and light scatter (VCS) technology in addition to conventional, electrical aperture-impedance (Coulter Principle) technology. Unlike other technologies, the Coulter VCS method counts and characterizes white blood cells while maintaining their near native integrity throughout the analysis. The systems in the lower volume segment rely exclusively upon electrical aperture-impedance technology. These products range in price from $10,000 to $120,000.

        Systems designed for the high-volume segment include the COULTER® LH 700 and 1500 series of hematology systems, the COULTER® GEN •S™ hematology systems, and the COULTER® STKS™

hematology systems. These systems offer features such as five-part white blood cell differential analysis, enumeration of nucleated red blood cells, random-access capability, and automated slide making and staining from a single aspiration of blood. During 2003, Beckman Coulter introduced the LH 1500 series of hematology automation systems. These systems are designed to link multiple analyzers, automate the pre-analytical process and eliminate a number of post-analytical steps. Moderate volume hematology systems include the COULTER® HmX, COULTER® MAXM™ and the new Coulter® LH 500 hematology systems. These systems offer the technology features of larger systems in a compact bench top system designed for the moderate volume market segment. Low-volume hematology systems include the COULTER® Ac•T™ family of hematology systems. All of the Ac•T series hematology analyzers are designed to use a very small sample volume, making them ideal for analysis of pediatric samples.

Hemostasis Systems

        Hemostatsis systems rely on clotting, chromogenic and immunologic technologies to provide the detailed information that the clinician requires to diagnose bleeding and clotting disorders and to monitor anticoagulant therapy. Beckman Coulter offers a complete line of hemostasis systems and reagents as the North American distributor of the Instrumentation Laboratory ("IL") line of hemostasis products.

        Beckman Coulter's hemostasis product line has suitable systems to meet the needs of a wide range of customers. These products include Instrumentation Laboratory's ACL™ Advance, ACL™ 9000 and ACL™ 7000, which provide a diverse menu of esoteric tests. Instrumentation Laboratory's ACL™ Advance and ELECTRA™ 1800C Systems meet the challenges of the large reference laboratories with requirements for very high-volume analyzers. Instrumentation Laboratory's ACL™7000, ACL™ 1000 and ELECTRA™ 1400C accommodate the needs of the medium-to-small laboratory. To complement these analyzers, Beckman Coulter also offers Instrumentation Laboratory's IL and Hemoliance brands of reagents. Utilizing these products, a laboratory may perform standard screening tests such as the activated partial thromboplastin time and prothrombin time in addition to a wide range of specialty tests.

Biomedical Research Products

Overview

        Biomedical research is the study of the characteristics, behavior, and structure of living organisms and their component systems. Biomedical researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes. Beckman Coulter focuses on customers doing research in university and medical school laboratories, research institutes, government laboratories, and biotechnology and pharmaceutical companies. The products which Beckman Coulter provides to serve these customers include centrifuges, liquid handling robotic workstations, instruments for particle and cell analysis and characterization, capillary electrophoresis systems, DNA sequencers, genotyping systems, spectrophotometers, high pressure liquid chromatography (HPLC) systems, DNA protein and microarray systems, flow cytometers and cellular imaging systems, pH meters, and liquid scintillation counters. Trends in the biomedical research market include growth in funding for proteomic, genomic, and functional analysis of cells for purposes of basic biomedical research and for genetic analysis and drug discovery research. Drug discovery research has further facilitated an increased demand for automation and efficiency in high-throughput processes.

        Beckman Coulter's Biomedical Research Division covers the continuum from disease research performed in academic centers to therapeutic research performed by biopharmaceutical companies to patient diagnosis focused on testing performed in university medical centers and specialty laboratories. Beckman Coulter divides the biomedical research area into two major markets—systems biology and translational solutions. Systems biology includes the tools and solutions that allow characterization of the behavior and structure of living organisms and their component systems. Product lines in the systems biology area include robotic automation and genetic analysis products, centrifugation and analytical systems, cellular analysis products, and particle characterization products. Beckman Coulter estimates that the market for systems biology instruments and related biochemicals and supplies was approximately $11.0 billion in 2003 based on annual sales worldwide. Translational solutions include the tools and solutions that are used to diagnose and monitor diseases. Translational solutions also includes specialty testing, which focuses on customers in medical centers, reference laboratories, and pharmaceutical research organizations who perform clinical trials, conduct immunodisease testing, conduct disease related research, and perform esoteric testing. Translational solution products cover the fields of immunomics, cytomics, and molecular diagnostics. Beckman Coulter estimates that the market for translational solutions products was $3 billion in 2003 based on annual sales worldwide.

Robotic Automation and Genetic Analysis Products

        Beckman Coulter's products are used in many parts of the drug discovery process. An important application for the robotic automation products is in primary screening. The primary screen is performed to test libraries of compounds for possible interaction with a target protein associated with a disease state. High-throughput screening is a term that is often used to describe a testing process that involves the screening of 100,000 or more compounds. Other important drug discovery applications which can also require samples to be processed in an automated or high-throughput mode include target identification, secondary screening, and pre-clinical testing. The Human Genome Project, the SNP Consortium, and a host of "gene hunter" companies are currently providing valuable genetic information to pharmaceutical companies that allow the pharmaceutical companies to select relevant target proteins. The analysis of massive amounts of genetic information requires the automation of sample processing in order to meet the aggressive timetables which have been established for some of these projects.

        DNA sequencers allow researchers to determine a nucleic acid sequence and its single nucleotide polymorphism variations (SNPs) between different study cohorts through an electrophoretic separation. These techniques are central to molecular biology and the understanding of the genetic component of life processes. Beckman Coulter's primary entry in the DNA sequencing field is its CEQ™ series of genetic analysis systems. Beckman Coulter's initial entry into this field was the CEQ 2000XL, introduced in 2000. An updated, automated genetic analyzer, the CEQ™ 8000 DNA analysis system was introduced in 2002. This system offered expanded genetic analysis procedural capabilities, including the ability to perform SNP analysis. In 2003, Beckman Coulter added the CEQ 8800 to this line of products. The CEQ 8800 provides increased sample handling capacity for high volume users. This system is capable of processing two 96-well plates, allows unattended overnight analysis, and tracks the samples through the analysis process. These systems use capillary electrophoresis technology, along with Beckman Coulter's proprietary linear polyacrylamide gel to obtain large reads of genetic code in less time. In 2003, Beckman Coulter also acquired the assets of People's Genetics, Inc. This acquisition gave Beckman Coulter access to proprietary procedures for both sample preparation and constant denaturant capillary electrophoresis (CDCE). In addition to its DNA sequencing products, Beckman Coulter also sells a number of specialized chemicals used in DNA synthesis applications. These chemicals are used as building blocks to create primers and probes, which are required for many molecular biology applications. DNA analysis systems sell in the range of $80,000 to $120,000.

        SNPs are variations in genetic code that can predispose people to certain illnesses and cause unique responses to treatment. Scientists hope to understand how and when these genetic variations are manifested differently in chronic conditions like asthma, diabetes, heart disease, and cancer. Association of sequence variation in individuals with specific illnesses or drug responses using SNP genotyping analysis is generally considered to be more amenable to automation, simpler, more rapid, and less expensive than using DNA sequencing. DNA microarrays, in combination with a sequencing chemistry termed "single-base primer extension" (SBE), facilitate these SNP genotyping analyses through separation of many individual SNP analyses in parallel on microarrays using specific detection "tag" molecules. In late 2002, Beckman Coulter signed several agreements with Orchid BioSciences, Inc. to obtain rights to use their SNP-IT™ SNP analysis technology on various platforms and to acquire their SNP genotyping system, SNPstream® version 1. In 2003, Beckman Coulter introduced the Genome Lab™ SNPstream version 2, a second-generation genotyping system capable of performing over 800,000-genotype analyses per day. This automated scaleable multiplexing system integrates hardware, software and reagents into a compact design. SNPstream includes Autoprimer.com, a unique web-based tool that automatically designs genotype experiments and associated reagents using proprietary algorithms. Beckman Coulter has further collaborated with companies such as Third Wave Technologies, Sequenom and Promega Corporation to automate front-end sample processing for DNA sequence SNP analysis, using products such as Beckman Coulter's Biomek® automated laboratory workstations and SAGIAN™ Core systems to streamline the task. These products provide customers with the means to perform low-cost, automated assay development as well as accurate analysis of tens of thousands of human genetic variations. In 2003, Beckman Coulter released the SNP-Stream II, genotyping system, combining the next generation SNP-Stream II with Beckman Coulter automated sample preparation.

        Liquid handling robotic workstations and integrated systems automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations performed by these workstations include the dispensing, measuring, dilution, and mixing of samples and analysis of reactions as well as robotic manipulation of samples. Key products in this area are Beckman Coulter's SAGIAN™ Core systems and its Biomek® FX automated laboratory workstation. These products use sophisticated scheduling and data handling software to help biotechnology and pharmaceutical firms substantially reduce the time to market for new drugs by allowing them to process assays 24 hours a day. In 2002, an upgraded Biomek FX workstation was introduced. This system was capable of completely automating ELISA and homogeneous biological assays. In 2003, Beckman Coulter released several enhancements for the Biomek FX, including software enhancements and an expanded menu of third party integrations. As part of its menu expansion activities, Beckman Coulter continues to automate third-party chemistry kits used in biodefense, biopharma, and molecular diagnostic applications. Prices for these systems range from $50,000 to $500,000.

        In 2001, Beckman Coulter acquired Anthos Labtec Instruments GmbH, obtaining microplate reader detection capability. Microplate readers allow highly parallel analysis of biomolecules and are standard tools used in Systems Biology and drug discovery operations. In 2003 Beckman introduced two new readers from Anthos, the AD-340 designed for integration with existing automation, and the AD-200, with applicability for automation and stand-alone operation. Current generation readers sell in the range from $5,000 to $15,000.

Centrifugation and Analytical Systems

        Beckman Coulter offers a wide range of biomedical research systems that are used to advance basic understanding of life processes. Much of this basic research is performed in university and medical school labs, research institutes and government labs. The same research systems are also used for applied research in pharmaceutical and biotechnology companies. Product categories include centrifuges, high performance liquid chromatography ("HPLC"), capillary electrophoresis, protein microarray systems, microplate readers and washers, spectrophotometers, pH meters, and liquid scintillation counters.

        Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA, viruses, and other cellular components to retain their biological activity. Beckman Coulter's centrifuges also are finding uses in genomic and proteomic research, where the instruments increase productivity in sample preparation. Centrifuge models range from small tabletop units, such as the Microfuge® and Allegra® lines of products to larger, free-standing units, such as the Avanti® J series, to ultracentrifuges capable of spinning samples at extremely high speeds, such as the Optima™ series. In 2003, the company added the Allegra™ X-12 and X-22 centrifuges to its line of benchtop centrifuges. Centrifuges are priced from $2,000 to $250,000.

        Both high performance liquid chromatography (HPLC) and capillary electrophoresis are separation technologies that Beckman Coulter has implemented in analytical- and application-focused platforms. HPLC uses pressurized solvents to mobilize sample mixtures through columns packed with solid or gel phase separating agents. This technique is capable of separating very complex mixtures of both organic and inorganic molecules. Beckman Coulter focuses on biologically related applications and sells a variety of products under the System Gold® and ProteomeLab™ name. For example, Beckman Coulter introduced the ProteomeLab™ PF 2D in 2003. The PF 2D is a novel and innovative multi-dimensional liquid chromatography system used for analysis and profiling of proteins expressed in response to normal development, disease and drug administration. It has major advantages in that profiled proteins are captured as liquid phase fractions and are readily available for further biochemical analysis including identification by immunoassay, mass spectroscopy fingerprinting and amino acid analysis. These systems range in price from $35,000 to $110,000.

        Capillary electrophoresis uses the electrical charge found on biological molecules to separate mixtures into their component parts. Its chief advantages are its ability to process very small sample volumes, separation speed, and high resolution. The technique is considered a complement to HPLC and is highly effective in rapid separation and analysis of a variety of molecules in numerous applications. These applications are utilized in basic research, pharmaceutical methods development and quality control and include genetic analysis, ion analysis, chiral drug analysis, protein and peptide analysis and carbohydrate analysis. Beckman Coulter has three major research platforms utilizing capillary electrophoresis technology, which include the P/ACE™ MDQ series capillary electrophoresis systems, the ProteomeLab™ PA 800 series protein characterization systems and the CEQ™ 8000 series genetic analysis systems. The ProteomeLab™ PA 800 and CEQ™ 8800 were introduced in 2003 as advanced protein analysis systems to allow researchers to resolve and quantify proteins by their isoelectric point and molecular weight. The system also, generates high-resolution peptide maps and carbohydrate profiles and provides front-end separation to mass spectrometry. Capillary electrophoresis systems sell in the range of $30,000 to $90,000.

        Spectrophotometry is the optical measurement of compounds in liquid mixtures. Monitoring biological reactions is a typical application for this technology. Beckman Coulter's DU® series of spectrophotometers are characterized by adaptive software that allows users to control the time, temperature and wavelength of light used for measurement, while computing and recording experimental results. Spectrophotometers sell in the $2,000 to $30,000 range.

        Researchers often insert radioactive atoms into compounds that are then introduced into biological systems. The compounds can be traced to a specific tissue or waste product by measuring the amount and type of radioactive label that is present with a liquid scintillation counter. Beckman Coulter's LS™ series liquid scintillation systems sell in the $16,000 to $30,000 range.

Cellular Analysis Products

        Cellular analysis products utilize flow cytometry for numerous applications in basic research, clinical research and drug discovery. Flow cytometers rapidly count and categorize multiple types of cells in suspension. They extend analysis further by identifying a specific cell's characteristics, thereby allowing researchers to analyze specific cell populations. This analysis can be performed beyond blood to include bone marrow, tumors, and other cells. Beckman Coulter's line of flow cytometry systems includes the COULTER® EPICS® ALTRA™ HyPerSort Cell Sorting System, the COULTER® EPICS® XL™ Flow Cytometer, and the Cytomics FC 500 Series flow cytometry systems. The EPICS ALTRA system is used for advanced diagnostics and research. It is designed to perform sophisticated cell analysis and sorting applications using Beckman Coulter's extensive portfolio of reagents. The EPICS ALTRA performs complex multi-parameter applications such as DNA analysis, physiologic measurements, chromosome enumeration, and the study of the hematopoetic process. The cell sorting capability of the system allows for the rapid separation of very large numbers of specific cell populations from a heterogeneous mixture. In 2002, Beckman Coulter introduced the first in its Cytomics FC 500 Series of flow cytometer systems. This dual-laser, five-color cytometer is aimed at the clinical research and research markets. In early 2003 the FC500 MPL was introduced, expanding the customer base into the biopharmaceutical drug discovery and development processes. This system automates cellular based assays in the standard microtiter plate format and is complemented by Beckman Coulters extensive line of automated liquid handling systems. These products sell in the $150,000 to $400,000 range.

        In 2000, Beckman Coulter signed distribution agreements with Cellomics, Inc. to sell their specialized products in concert with its automation systems. Cellomics' array scan products are used in drug discovery applications to measure multiple cellular responses to experimental drugs in an automated, high-throughput fashion. This distribution agreement reverted to co-exclusivity with Zeiss Corporation during 2003. Consequently, Beckman Coulter acquired the assets of Q3DM Inc. Q3DM has developed an advanced high-throughput microscopy system to perform high-content multiplexed analysis of cells in drug discovery, candidate screening and drug target validation. One important application of this new system is in "candidate drug" screening in which cell signaling events or morphological changes are measured in cells upon challenge by the drug for the determination of drug efficacy or toxicity. Another important application is the validation of "candidate drug targets." In this application, cells are transfected with siRNAs, special biomolecules designed to down-regulate specific individual genes within the cell, and phenotypic changes resulting from the lack of gene are measured to aid in determining the genes function. This system, the EIDAQ 100/HTM is currently being utilized by several major biopharmaceutical companies in drug discovery and the screening of candidate drugs.

Particle Characterization

        Focused on the basic characterization of cells and raw materials, Beckman Coulter offers a spectrum of products that count, size and perform other analyses. Based on three basic platforms, Beckman Coulter offers solutions founded on light scattering for raw industrial materials and on the Electrical Sensing Zone (Coulter Principle) for count and size of particles and cells. These "Coulter Counter"-based instruments are commonly used in areas such as platelet cell counting and research for body fluids. They also have uses in a number of industrial processes. In 2002, Beckman Coulter introduced the Vi-CELL™ cell viability analyzer. This small analyzer automates what is currently a labor intensive, manual process widely used in tissue culture studies and cell yields from fermentation processes. In 2003, a higher resolution unit was introduced that permits analysis of smaller cells. The Vi-CELL is currently offered in two configurations, with prices ranging from $35,000 to $50,000.

Immunomics

        This line of products—called iTAg™ MHC Tetramers—include standard research products and custom products designed to meet the needs of researchers measuring the response to specific peptides. Performed on flow cytometers, these cellular immune response tests can be used in a variety of clinical research activities, such as in clinical trials to quickly determine if new vaccines or therapies are creating the appropriate response in the body. Ultimately, Beckman Coulter anticipates that complementary IVD tests will be developed using the same technology. During 2001, Beckman Coulter introduced three additional ready-to-use MHC Tetramer research reagents for Cytomegalovirus (CMV), Epstein-Barr Virus (EBV), and Influenza. During 2002, the product portfolio was significantly expanded to cover over eight HLA specificities and numerous disease targets, based on customer needs. In 2002, the Company also announced a breakthrough in autoimmune testing. These products, called Class II MHC Tetramers, can be used to detect and quantitate T-Cells involved in autoimmune diseases such as Type I diabetes, rheumatoid arthritis, and multiple sclerosis. In 2003, the company introduced its iTopia™ Epitope Discovery System, a novel and proprietary new technology for the discovery of immunogenic epitopes, which is expected to aide biopharmaceutical companies in the design and development of novel vaccines to help fight disease.

Molecular Diagnostics

        Molecular diagnostics is an emerging and promising field that includes genotyping, genetic disease testing, and infectious disease testing. As knowledge of the genome and its functioning continues to expand, new applications are being developed. In some cases these applications are being used today as diagnostic tools as well as in genetic disease susceptibility testing. Beckman Coulter is now focusing on this market with the development of applications for molecular pathology that leverage Beckman Coulter's CEQ 8000 technology and liquid handling expertise.

Competition

        All of Beckman Coulter's markets have significant barriers to entry. One major barrier is the research and development investment and technical infrastructure needed to develop complex systems which require the integration of engineering, life science (biological and chemical), and computer science disciplines. In addition, it is necessary to have an extensive worldwide distribution infrastructure with highly qualified personnel to provide sales, service, customer training, and technical product support. Also, in some cases, authorization to market clinical diagnostics products must be obtained from regulatory authorities in the United States and other countries.

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

        Competitors in the clinical diagnostics market include Abbott Laboratories (Diagnostics Division), Bayer AG (Diagnostics Business Group), Dade Behring, Johnson & Johnson (Ortho-Clinical Diagnostics, Inc.), Roche Group (Diagnostics Division), Diagnostic Products Corporation, Diagnostica Stago, and Sysmex Corporation. Competitors focused more directly in the life science research market include Agilent Technologies (Chemical Analysis Group), Amersham Biosciences (recently acquired by GE), Bio-Rad Laboratories, Inc., Hitachi High-Technologies Corporation (Life Sciences), PerkinElmer, Inc., Applera Corporation (Applied Biosystems), Shimadzu Corporation, Tecan Group, Ltd., Waters Corporation, SPX Corporation (Kendo Laboratory Products), Jouan Group, and Thermo Electron Corporation (Life Sciences). In Specialty Testing, the primary competitor is Becton Dickinson and Company (BD Bioscience Immunocytometry Systems).

Research and Development

        Beckman Coulter's new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers' laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, and automated sample processing and information technologies. Beckman Coulter's research and development teams are skilled in a variety of scientific, engineering, and computer science disciplines, in addition to a broad range of biological and chemical sciences. Beckman Coulter's research and development expenditures were $194.3 million in 2003, $181.4 million in 2002, and $187.9 million in 2001.

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

Patents and Trademarks

        Beckman Coulter's primary trademark and trade name is "Beckman Coulter" alone or in association with its logo. The company vigorously protects its primary trademark, which is used on or in association with Beckman Coulter's worldwide products offerings. The Company believes that the name "Beckman Coulter" is recognized throughout the worldwide scientific and diagnostic community as a premier source of biomedical instrumentation and products. Beckman Coulter also owns and uses secondary trademarks on or in association with various products for product differentiation purposes. "Coulter" is used as a secondary mark and source identifier with some products of the company.

        Beckman Coulter actively seeks and maintains exclusive patent rights in areas of technology important to its business. Beckman Coulter currently maintains a worldwide portfolio of approximately 2,500 active patents and pending applications for patents. In addition, whenever appropriate, Beckman Coulter obtains licenses under patents held by third parties. Beckman Coulter's portfolio of patents include approximately 600 active U.S. patents and approximately 200 filed applications for U.S. patents, with the balance being patents and pending applications on selected products or technologies in markets outside the U.S. The entire portfolio of patents and applications is distributed approximately equally between the biomedical research segment and the clinical diagnostics segment. Some patents are applicable to both segments with respect to instruments and products that have utility in either segment. The Beckman Coulter patent portfolio provides the company a level of exclusivity with respect to its products, and serves as the basis for negotiating licenses with others having exclusive rights.

Government Regulations

        Beckman Coulter's products and operations are subject to a number of federal, state, local and foreign laws and regulations. It believes that its products and operations comply in all material respects with these laws and regulations. Although Beckman Coulter continues to make expenditures to comply with these requirements, it does not anticipate any expenditures which would have a material impact on the Company's operations or financial position.

        Virtually all of the Company's clinical diagnostics products and some of its biomedical research products are classified as "medical devices" under the United States Food, Drug and Cosmetic Act. The Food, Drug and Cosmetic Act requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with regulations administered by the United States Food & Drug Administration ("FDA"). These regulatory requirements include the following:

  •
  Establishment Registration—The Company must register with the FDA each facility where regulated products are developed or manufactured. These facilities are periodically inspected by the FDA.

  •
  Marketing Authorization—The Company must obtain FDA authorization to begin marketing a regulated product in the United States. For most of the Company's products, this authorization is obtained by submitting a pre-market notification which simply provides data on the performance of the product. This data is reviewed by FDA's staff and, in most cases, authorization to begin marketing is received within ninety days from submission of the notification. A small number of products must go through a formal pre-market approval process which includes the performance of clinical studies and review of the product by a formal scientific review panel.

  •
  Quality Systems—The Company is required to establish a quality system which includes procedures for ensuring that regulated products are developed, manufactured, and distributed in accordance with specified standards. The Company also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products.

  •
  Labeling—The labeling for the products must contain specified information and, in some cases, the FDA must review and approve any quality assurance protocols specified in the labeling.

  •
  Imports and Exports—The Food, Drug and Cosmetic Act establishes requirements for importing products into the United States and exporting them from the United States. In general, any limitations on importing and exporting products apply only to products that have not received marketing authorization. These requirements have minimal impact on the Company since it routinely obtains marketing authorization for its products.

  •
  Post-market Reporting—After regulated products have been distributed to customers, the Company must investigate and report to the FDA certain events involving the products and also must notify the FDA when it conducts recalls or certain types of field corrective actions involving the products.

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

        In 1993 the member states of the European Union ("EU") began implementation of their plan for a new unified EU market with reduced trade barriers and harmonized regulations. The EU adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards ("ISO 9000"). Beckman Coulter's major manufacturing operations and development centers have been certified as complying with the requirements of the appropriate ISO 9000 standard. Many of Beckman Coulter's international sales and service subsidiaries also have been certified as complying.

        The EU also has adopted a number of "directives" that specify requirements for medical devices and other products. Beckman Coulter's products that are covered by these directives must comply with their requirements in order to be sold in the EU. The key directives that have been applicable to Beckman Coulter's products include those establishing requirements for electromechanical safety, electromagnetic compatibility, packaging and packaging waste, and non-implantable medical devices. In order to comply with these requirements, the company has taken steps such as modifying certain of its designs, obtaining specialized test equipment, generating information about its packaging materials, and modifying its product labeling. In 1999, the EU adopted a new directive establishing requirements for in vitro diagnostic products. Compliance with this directive became mandatory in December 2003. The Company has taken action to address the requirements of the directive and believes that it is in substantial compliance with these requirements

        The design of Beckman Coulter's products and the potential market for their use may be directly or indirectly affected by U.S. and foreign regulations governing reimbursement for clinical testing services. Health care reform efforts in the United States and in some foreign countries also may further alter the methods and financial aspects of doing business in the health care field. Beckman Coulter closely follows these developments so that it may position itself to respond to them. However, Beckman Coulter cannot predict the effect on its business of these reforms should they occur nor of any other future government regulation.

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

        To address contingent environmental costs, the Company establishes reserves when the costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the reserves established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on the Company's operations, financial condition or liquidity, although no assurance can be given in this regard.

        In 1983, the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency ("EPA") issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The EPA has agreed that the Company has completed remediation of a substantial portion of the site and has agreed that the Company can discontinue its pump and treat activities and implement monitored natural attenuation as the remedial action for the small portion of the site where remedial action is still needed. SmithKline Beckman, the Company's former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company's earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

        In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by the Company. In 1988, The Prudential Insurance Company of America ("Prudential"), which had purchased the property from the Company, filed suit against the Company in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for the upper water bearing unit. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable. The Company believes that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations, will not have a material adverse effect on the Company's operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

Employee Relations

        As of December 31, 2003, Beckman Coulter had approximately 7,400 employees located in the United States and approximately 2,500 employees in international operations. Beckman Coulter believes its relations with its employees are good.

Geographic Area Information

        Information with respect to the above-captioned item is incorporated by reference to Note 15, "Business Segment Information" of the Consolidated Financial Statements included in Item 8 of this report.

Risk Factors and Forward Looking Statements

        This report on Form 10-K, the Company's quarterly reports on Form 10-Q, its other SEC filings, its press releases, and its other written and oral statements throughout the year may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be recognized by the use of terms such as "will", "should", "may", "outlook", "anticipates", "expects", and "foresees". All forward-looking statements are based on information available and the Company's expectations at the time they are made, and are subject to a number of risks and uncertainties, some of which are beyond the Company's control.

Sales

        The Company's ability to achieve its anticipated level of sales is affected by factors such as capital spending policies, capital markets, and the availability of government funding. In particular, many biomedical research customers are reliant on government funding and a number of clinical diagnostics customers rely on prompt and full reimbursement by Medicare and equivalent programs in other countries. Biomedical research sales also are affected by pharmaceutical company spending policies and access to capital by biotechnology start ups. Clinical diagnostics sales are affected by the Company's ability to enter into contracts with group purchasing organizations and integrated health networks.

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

Earnings and Financial Results of Operations

        Actual earnings may differ from those estimated due to a variety of factors. Since the Company does a substantial part of its business outside of the United States, earnings can be significantly impacted by changes in foreign currency exchange rates and related hedging costs. Earnings also may be impacted by unanticipated increases in interest rates on the portion of the Company's debt that is not fixed, thereby increasing the Company's interest expense. Earnings per share (EPS) may be affected by the number of shares outstanding and, with respect to diluted EPS, the number and value of options outstanding. The effect of taxes and changes in tax policy, unanticipated increases in labor and other costs and one time events also may have an effect. In recent years, consolidation among health care providers and the formation of buying groups has put pressure on pricing. Similarly, increases in the number of instrument systems leased rather than purchased and changes in allocation between the hardware and consumables portion of contracts could change the timing of earnings. These pressures challenge the Company's ability to maintain historical profit margins, unless it can also obtain equivalent decreases in operating costs.

Products

        Expected introductions of new products may be impacted by complexity and uncertainty regarding development of new high-technology products. In addition, the Company's ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property and by the viability of supply partners for those products where Beckman Coulter is a distributor. Introduction of new products may be affected by delays in obtaining any government marketing authorizations necessary to market the products, particularly in clinical diagnostics. Introduction of new products also may be delayed due to shortages in qualified engineers, programmers, and other key labor categories. The ability to obtain raw materials and components, especially in the rapidly evolving electronic components market, usually does not affect the introduction of new products, but may affect the Company's ability to achieve anticipated production levels.

Available Information

        Beckman Coulter routinely files reports and other information with the SEC, including Forms 8-K, 10-K, 10-Q, and 11-K, Form S-8, and Form DEF 14A. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is "http://www.sec.gov".

        The Company maintains an Internet website which includes a link to a site where copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These materials may be accessed by accessing the website at "http://www.beckmancoulter.com" and selecting "Investor Relations". Paper copies of these documents also may be obtained free of charge by writing to the Company at "Beckman Coulter, Inc., Office of Investor Relations (M/S A-38-C), 4300 N. Harbor Blvd., P. O. Box 3100, Fullerton, CA 92834-3100".

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

        Beckman Coulter's facility for the production of Hemoccult test kits and related products is located in Sharon Hill, Pennsylvania, and its facility for production of microplate readers is in Salzburg, Austria. A portion of Beckman Coulter's laboratory robotics operations are conducted in facilities located in Indianapolis, Indiana. Beckman Coulter's European administration center is located in Nyon, Switzerland.

        In early 2002, the Company entered into agreements with a third party to provide distribution services in the United States. As a result, Beckman Coulter's products are now distributed from that company's warehouses located in Ontario and Hayward, California; Memphis, Tennessee; and Jersey City, New Jersey. The third party provider also has taken over operation of Beckman Coulter's former distribution center in Somerset, New Jersey. Beckman Coulter continues to operate distribution locations in Brea and Fullerton, California; Chaska, Minnesota; Opa Locka and Miami Lakes, Florida; Dusseldorf, Germany; and Paris, France.

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

Item 3. Legal Proceedings

        The Company is involved in a number of lawsuits, which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on its results of operations, financial position or liquidity. However, the Company cannot give any assurances regarding the ultimate outcome of these lawsuits and their resolution could be material to the Company's operating results for any particular period, depending upon the level of income for the period.

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

        During the first quarter of 2003, the Company settled its claims against an escrow account created as part of the Beckman Instruments, Inc. 1997 acquisition of Coulter Corporation to cover contingent pre-acquisition liabilities. The Company recorded a non-taxable credit of $28.9 million and related pretax expenses of $2.0 million ($1.2 million after taxes), resulting in a net credit of $27.7 million after taxes.

        In September, 2003, an Orange County, California Superior Court jury awarded Beckman Coulter, Inc. approximately $934 million in compensatory and punitive damages as the result of a lawsuit the company filed against Flextronics International Ltd. and its U.S. subsidiary Flextronics USA, Inc., formerly known as Dovatron. Beckman Coulter filed the lawsuit in the second quarter of 2001 seeking unspecified damages for breach of contract and other claims. In November, 2003, the Company reached a settlement agreement with Flextronics, in the amount of $23 million. The taxable settlement was received in the fourth quarter of 2003, and resolved Beckman Coulter's claim for compensatory and punitive damages and includes reimbursement for legal and other related expenses. Beckman Coulter decided to enter into the settlement due to the extensive additional judicial review required to continue litigation, the uncertainty of the final outcome, and Flextronics' willingness to enter into serious negotiations.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of stockholders during the fourth quarter of 2003.

Executive Officers of Beckman Coulter

        The following is a list of the executive officers of Beckman Coulter as of February 6, 2004, showing their ages, present positions and offices with Beckman Coulter and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

Executive Officer Succession Planning

        The Board oversees succession planning at the executive officer level. As part of the succession planning process, Mr. Wareham has informed the Board of his intention to retire and step down from his current position by the 2005 Shareholder's Meeting. The Board has formed a separate transition committee to organize the succession selection and transition process.

John P. Wareham, 62, Chairman of the Board and Chief Executive Officer

        Mr. Wareham was Chairman, President and Chief Executive Office until December 2003. He became Chairman in February 1999, Chief Executive Officer in September 1998 and President in October 1993. He also served as the Company's Chief Operating Officer from October 1993 to September 1998 and as Vice President, Diagnostic Systems Group from 1984 to 1993. Prior to 1984, he had served as President of Norden Laboratories, Inc., a wholly owned subsidiary of SmithKline Beckman Corporation engaged in developing, manufacturing and marketing veterinary pharmaceuticals and vaccines, having first joined SmithKline Corporation, a predecessor of SmithKline Beckman Corporation, in 1968. He is a director and past Chairman of AdvaMed, the Advanced Medical Technology Association (formerly the Health Industry Manufacturers Association), a member of the Board of Trustees of the Manufacturers Alliance/MAPI, the National Association of Manufacturers (NAM), and the California Healthcare Institute (CHI). He is also on the advisory board for The John Henry Foundation, a member of the Center for Corporate Innovation, a member of the Chief Executive Roundtable of the University of California—Irvine, a member of the Advisory Council of the Keck Graduate Institute of Applied Life Sciences, and a director of Steris Corporation. He has been a director of Beckman Coulter since 1993.

Scott Garrett, 54, President and Chief Operating Officer, Beckman Coulter, Inc.

        Mr. Garrett was named President, Chief Operating Officer, Beckman Coulter, Inc. in December, 2003. He was previously President, Clinical Diagnostics since June 2002. Prior to joining Beckman Coulter, Inc., he served as chief executive officer of Garrett Capital Advisors and as chief executive officer for Kendro Laboratory Products, L.P. Mr. Garrett's other experience includes almost 20 years with Baxter International/American Hospital Supply Corporation. He began his career with Baxter in product development. Through a series of promotions over the course of his tenure, Mr. Garrett became Group Vice President of Baxter and President of the Diagnostics subsidiary. Baxter's Diagnostics subsidiary subsequently became Dade International and then Dade Behring, Inc., where Mr. Garrett served as Chairman and Chief Executive Officer.

Elias Caro, 52, President, Biomedical Research Division

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

James T. Glover, 54, Vice President, Controller, Chief Accounting Officer, and Interim Chief Financial Officer

        Mr. Glover was named Vice President and Controller and Chief Accounting Officer in February, 2003 and Interim Chief Financial Officer in August 2003. He had been Vice President and Treasurer since 1999. Previously, he had been Vice President and Controller of Beckman Coulter since 1993, and Vice President, Controller—Diagnostic Systems Group from 1989. Mr. Glover joined Beckman Coulter in 1983, serving in several management positions, including a two-year term at Allergan, Inc., then a Company affiliate. Prior to 1983, he held management positions with KPMG LLP and another Fortune 500 Company.

Paul Glyer, 47, Vice President—Director and Treasurer

        Mr. Glyer was named Vice President-Director and Treasurer in February, 2003. He had been Vice President-Director, Financial Planning since November, 1999 and Vice President-Director, Finance for Diagnostics Development and Corporate Manufacturing since February 1999 and Assistant Treasurer and then Treasurer from 1989 to 1999. Mr. Glyer joined the Company in 1989.

Fidencio M. Mares, 57, Vice President, Human Resources and Corporate Communications

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

William H. May, 61, Vice President, General Counsel and Secretary

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

Holders and Dividends

        As of January 30, 2004, there were approximately 5,725 holders of record of Beckman Coulter's common stock. During 2000, Beckman Coulter conducted a stock split in the form of a two-for-one stock dividend distributed on December 7, 2000 to stockholders of record on November 15, 2000. All share and per share amounts included in this Form 10-K have been retroactively restated to reflect this two-for-one split. During 2003, Beckman Coulter paid two quarterly dividends of nine cents per share and two quarterly dividends of eleven cents per share, for a total of 40 cents per share of common stock for the year. During 2002, Beckman Coulter paid two quarterly dividends of eight and one-half cents per share and two quarterly dividends of nine cents per share, for a total of thirty-five cents per share of common stock for the year. During 2001, Beckman Coulter paid four quarterly dividends of eight and one-half cents per share, for a total of thirty-four cents per share of common stock for the year.

Securities Authorized for Issuance Under Equity Compensation Plans

        The information with respect to securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 1, 2004 entitled "SPECIFIC BENEFITS—EQUITY COMPENSATION PLANS,"

Item 6. Selected Financial Data—Dollars in millions, except amounts per share

Years Ended December 31,	2003	2002	2001	2000	1999
Sales	$2,192.5	$2,059.4	$1,984.0	$1,886.9	$1,808.7
Net earnings(1)(2)(3)(4)	$207.2	$135.5	$138.4	$125.5	$106.0
Basic earnings per share(1)(2)(3)(4)	$3.38	$2.19	$2.29	$2.13	$1.85
Diluted earnings per share(1)(2)(3)(4)	$3.21	$2.08	$2.16	$2.03	$1.79
Dividends paid per share of common stock	$0.400	$0.350	$0.340	$0.325	$0.320
Shares outstanding (millions)	62.0	61.0	61.2	59.7	57.9
Weighted average common shares and dilutive common share equivalents (millions)	64.5	65.1	64.0	61.8	59.3
Total assets	$2,558.2	$2,263.6	$2,178.0	$2,006.1	$2,095.9
Long-term debt, less current maturities	$625.6	$626.6	$760.3	$851.8	$967.1
Working capital	$583.0	$444.6	$525.7	$427.8	$391.8
Capital expenditures	$132.9	$146.1	$175.0	$141.3	$134.9
Other information: Number of employees at December 31,	9,882	10,013	10,094	9,695	9,520

(1)
2001 includes a one-time cumulative effect charge associated with a change in accounting principle of $3.1 million ($4.9 million pretax) related to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The 2001 impact on diluted earnings per share was $0.05.

(2)
2001, 2000 and 1999 include $15.6 million ($18.8 million pretax) of amortization of goodwill and certain other intangible assets that was not recorded during 2003 and 2002, pursuant to the Company's adoption of SFAS No. 142, "Goodwill and Other Intangible Assets". The 2001, 2000 and 1999 impact on diluted earnings per share was $0.24, $0.25 and $0.26, respectively.

(3)
2002 includes a $23.8 million ($39.3 million pretax) charge associated with a patent infringement settlement and related expenses. The 2002 impact on diluted earnings per share was $0.37.

(4)
2003 includes a) restructure charge of $11.8 million ($18.5 million pretax) or a diluted earnings per share impact of $0.18; b) a non-taxable credit of $28.9 million that when combined with the related pretax expenses of $2.0 million ($1.2 million after taxes) resulted in a net credit of $27.7 million after taxes or a diluted earnings per share credit of $0.43. This amount was related to the settlement of a dispute associated with an escrow account created as part of the 1997 acquisition of Coulter Corporation and c) a $13.9 million litigation settlement ($23.0 million pretax) received from Flextronics, or a diluted earnings per share credit of $0.21.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and related notes included within Item 8 of this Form 10-K. Historical results and percentage relationships are not necessarily indicative of operating results for any future periods.

Overview

        Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems that consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from instruments used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians' offices to aid in patient care. We compete in market segments that we estimate totaled approximately $35 billion in annual sales worldwide in 2003. We currently have products that address approximately half of that market.

        Our products compete in the Clinical Diagnostics and Biomedical Research markets. The Clinical Diagnostics market has enjoyed modest growth during 2003. Diagnostic test volumes continue to grow as a result of factors such as an aging population and greater acceptance of Western medicine in emerging countries. The Biomedical Research market is dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets. These Biomedical Research markets have struggled in recent years. However, we expect to see an increase in academic research funding within the U.S. in the coming year and a growing need to simplify and automate testing in the clinical research market that could be sufficient to provide modest sales growth in the Biomedical Research market.

        See PART I, Item 1. Business for a more complete discussion of the economic and industry-wide factors relevant to the Company, the Company's lines of business and principal products and services, and the opportunities, challenges and risks on which the Company is focused.

        Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our instruments are typically leased to customers under either operating-type leases or sales-type leases. Approximately 64% of our 2003 revenues come from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in more than 130 countries, with approximately 44% of revenues in 2003 coming from sales outside the United States.

        Our strategy is to expand our position as a leading provider of laboratory systems. To this end, we achieved the following significant milestones in 2003:

  •
  Combined the life science research and specialty testing divisions to form the Biomedical Research Division to serve the academic research, biopharma, and clinical research markets;

  •
  Introduced ProteomeLab™ initiative to expedite protein research processes through automation;

  •
  Signed a distribution agreement with Cambridge Research & Instrumentation, Inc. (CRi) to be the exclusive, worldwide distributor of the Affinity multi-mode plate reader. (Affinity is a trademark of CRi);

  •
  Entered into a development and distribution agreement with Cell Signaling Technology, Inc. for flow cytometry reagents;

  •
  Introduced the Allegra™ X-22 series benchtop centrifuges providing a space-saving solution for smaller laboratories;

  •
  Introduced the SYNCHRON LX®i 725 clinical system, a combined routine chemistry and immunoassay workstation;

  •
  Introduced the UniCel DxI™ 800 Access® immunoassay system, a state of the art, high throughput analyzer for large diagnostic laboratories;

  •
  Introduced ProteomeLab™ PF 2D, an automated two-dimensional protein fractionation system to enhance protein analysis;

  •
  Signed an agreement with Biosite® Incorporated to manufacture a b-type natriuretic peptide (BNP) test sold by Biosite for use on Beckman Coulter immunoassay systems;

  •
  Launched Access® OV monitor, a laboratory test to aid in the management of ovarian cancer;

  •
  Released ICON® microALB, a point-of-care test to aid in the early identification of kidney disease;

  •
  Acquired the technologies and assets of Peoples Genetics, Inc. for comprehensive genetic analysis of large pooled populations of DNA for disease association research;

  •
  Signed a development and supply agreement with Hycor Biomedical Inc. for autoimmune disease tests used on the entire immunoassay family of products including the new UniCel DxI™ Access® and SYNCHRON LX®i systems;

  •
  Introduced the CEQ™ 8800 genetic analysis system, doubling the throughput and adding sample tracking capabilities to the product line;

  •
  Introduced two new versions of the Cytomics FC 500 Flow Cytometer;

  •
  Introduced the Coulter® LH 1500 series hematology automation system designed to boost lab productivity, maximize labor efficiency, reduce errors, improve operator safety and lower overall costs;

  •
  Introduced the COULTER® LH 500, a mid-volume analyzer with many of the features of the Coulter® LH 750; and

  •
  Acquired the technologies and assets of Q3DM Inc., which complement the Beckman Coulter flow cytometry business and further strengthens our position in the cellular analysis research market.

        In 2003, we realigned the company into two divisions—Clinical Diagnostics and Biomedical Research. Accordingly, certain prior period segment information has been reclassified to conform to this new structure.

1.     Results of Operations

2003 Compared with 2002:

        Sales were $2,192.5 million in 2003, an increase of 6.5% compared to $2,059.4 million in 2002. On a constant currency basis sales increased 2.5% in 2003. The following provides key product and geographical sales information for 2003 (dollar amounts in millions):

KEY PRODUCT SALES

	2003 Sales	2002 Sales	Reported Growth %	Constant Currency Growth %*
Routine Chemistry	$619.7	$579.0	7.0	4.0
Immunodiagnostics	423.7	382.9	10.7	6.6

Total Chemistry	1,043.4	961.9	8.5	5.0

Hematology	497.9	456.6	9.0	5.5

Total Clinical Diagnostics	1,541.3	1,418.5	8.7	5.2

Robotic Automation/Genetic Analysis	153.9	168.5	(8.7)	(13.2)
Centrifuge/Analytical Systems	275.3	276.4	(0.4)	(4.8)
Total Specialty Testing	222.0	196.0	13.3	7.0

Total Biomedical Research	651.2	640.9	1.6	(3.4)

Total	$2,192.5	$2,059.4	6.5	2.5

GEOGRAPHICAL SALES

	Sales 2003	Sales 2002	Reported Growth %	Constant Currency Growth %*
Americas
United States	1,229.0	$1,173.7	4.7	4.7
Canada and Latin America	124.3	125.0	(0.6)	(5.2)

	1,353.3	1,298.7	4.2	3.8
Europe	572.6	514.6	11.3	(1.1)
Asia	266.6	246.1	8.3	3.5

Total	$2,192.5	$2,059.4	6.5	2.5

*
Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency sales (see below) less prior year reported sales

Prior year reported sales

We define constant currency sales as current period sales in local currency translated to U.S. dollars at the prior year's foreign currency exchange rate. This measure provides information on sales growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. Constant currency sales and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies.

  Additionally, constant currency sales is not an alternative measure of revenues on a U.S. GAAP basis.

        Sales growth during 2003 was affected by the following:

  •
  In the Clinical Diagnostics Division, routine chemistry sales grew 7.0% and immunodiagnostics sales grew in double digits, bolstered in part by placements of the new SYNCHRON LX®i combination routine chemistry and immunoassay system and UniCel™ DxI Access® immunoassay system;

  •
  Hematology product sales were up 9.0% due to a renewed contract with a large commercial laboratory network in the U.S. and growth in product placements in Asia;

  •
  In the Biomedical Research Division, the specialty testing product area continues to grow, up more than 13%. These increases were led by sales of the Cytomics FC 500 Series flow cytometer;

  •
  A strengthening of foreign currencies versus the U.S. dollar;

  •
  Continued softness in the pharmaceutical and biotechnology capital equipment markets which negatively impacted the Biomedical Research Division;

  •
  Increased sales in Americas and Asia due primarily to stronger sales of Clinical Diagnostic products.

  •
  A decline in biomedical research sales in Europe, excluding the benefits of currency, that was due primarily to decreased spending in the pharmaceutical and biotechnology capital equipment markets and the discontinuation of a product line in the current year;

  •
  The negative $4.0 million impact of the prospective adoption of Emerging Issues Task Force ("EITF") 00-21 in the third quarter of 2003. See Note 1 of the Consolidated Financial Statements for more information; and

  •
  The sale of the assets of the Laboratory Automation Operations ("LAO") product line in the second quarter of 2003.

        Gross profit as a percentage of sales ("gross margin") in 2003 was 47.8%, 2.4 percentage points higher than in 2002. On a constant currency basis, gross margin was 46.8%, 1.4 percentage points higher than the prior year. The increase in margin is mainly due to the following:

  •
  Foreign currency exchange rates favorably impacted the gross margin rate by 1.0 percentage point;

  •
  A favorable product mix in both Diagnostics and Biomedical Research, whereby more of our higher margin generating products were sold during the year. This resulted in a 0.5 percentage point favorable impact;

  •
  Improved inventory management resulting in less scrap, positively impacting gross margin by 0.3 percentage points; and

  •
  Manufacturing efficiencies supported by rising volumes resulted in a 0.2 percentage point favorable impact.

        Selling, general and administrative ("SG&A") expenses increased $65.0 million to $555.3 million or 25.3% of sales in 2003 from $490.3 million or 23.8% of sales in the prior year. The following factors impacted SG&A expenses during the year ended December 31, 2003:

  •
  Strengthening of foreign currencies versus the U.S. dollar;

  •
  Investments in marketing activities for new products; and

  •
  Increased accruals under certain employee incentive compensation plans.

        Research and development ("R&D") expenses increased $12.9 million to $194.3 million in 2003 from $181.4 million in 2002. R&D as a percentage of sales was consistent from year to year at 8.9% and 8.8% in 2003 and 2002, respectively. The dollar increase was due primarily to increased accruals under employee incentive compensation plans, the development of new tests for the Company's immunodiagnostic systems and instrument development in the hematology and routine chemistry product lines.

        In the first quarter of 2003, the Company recorded a restructure charge of $18.5 million which represents the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide. Certain employee termination costs from the reduction will be paid through the first quarter of 2004. See Note 3 "Provision for Restructuring Operations" of the Consolidated Financial Statements for more information.

        During the first quarter of 2003, the Company settled its claims against an escrow account created as part of the Beckman Instruments, Inc. 1997 acquisition of Coulter Corporation to cover contingent pre-acquisition liabilities. The Company recorded a non-taxable credit of $28.9 million and related pretax expenses of $2.0 million ($1.2 million after taxes), resulting in a net credit of $27.7 million after taxes.

        In September 2003, an Orange County, California Superior Court jury awarded the Company approximately $934.0 million in compensatory and punitive damages as the result of a lawsuit filed against Flextronics International, Ltd. ("Flextronics") and its U.S. subsidiary Flextronics USA, Inc., formerly known as Dovatron. The lawsuit was filed in the second quarter of 2001 seeking damages for breach of contract and other claims. In November 2003, the Company reached a settlement agreement with Flextronics in the amount of $23.0 million. This taxable settlement resolves the Company's claim for compensatory and punitive damages, includes reimbursement for legal and other related expenses and is recorded in operating income.

        Interest expense declined $5.5 million to $40.2 million in 2003 compared to $45.7 million in 2002 primarily due to lower average debt balances and lower interest rates on the variable portion of our borrowings.

        Other non-operating (income)/expense was $26.4 million in 2003 and primarily consisted of foreign currency related activities of $29.8, a $1.4 million write down on a marketable security investment, a write-down of an investment in an unconsolidated investee of $1.4 million, partially offset by a gain on the sale of certain sales-type lease receivables of $3.4 million and a gain of $3.6 million on the sale of the assets of the LAO product line. Other non-operating (income)/expense was $6.7 million in 2002 and primarily consisted of foreign currency related activities of $3.8 million, a write-down of $4.0 million resulting from a reduction in the fair value of a biotechnology equity investment and gains on the sales of sales type lease receivables of $(3.1) million. The increase in foreign currency related activity costs is due primarily to increased hedging expense resulting from the strengthening of foreign currencies against the U.S. Dollar. See Note 8 "Derivatives" of the Consolidated Financial Statements for more information.

        Interest income includes income from sales type lease receivables. Interest income increased $2.1 million to $9.9 million in 2003 from $7.8 million in 2002, due primarily to an increased number of sales type lease agreements entered into in 2003.

        Income tax expense increased $22.2 million to $65.6 million for the year ended December 31, 2003 from $43.4 million for the year ended December 31, 2002. Income tax as a percentage of pretax income was 24.1% for the year 2003 compared to 24.3% for the year 2002, a decrease of 0.2 percentage points.

Income taxes as a percentage of pretax income in 2003 and 2002 was impacted by several items as follows:

  •
  The $28.9 million non-taxable credit received in 2003 in settlement of the escrow account dispute;

  •
  The $18.5 million restructure charge recorded in 2003;

  •
  The $23.0 million litigation settlement received from Flextronics in 2003; and

  •
  The $39.3 million litigation charge taken in 2002.

        Excluding the impact of these items, income taxes as a percentage of pretax income was comparable at 27% for 2003 and 2002.

        Net earnings were $207.2 million in 2003 or $3.21 per diluted share compared to $135.5 million or $2.08 per diluted share for 2002.

        As indicated in Note 15 "Business Segment Information", of the Consolidated Financial Statements, we had two reportable segments during 2003 and three reportable segments during 2002. All corporate activities are captured in a central service "Center", including costs incurred at the corporate level which significantly benefit the operations of each segment. Because these segment related costs remain in the "Center", a discussion of our operating profit by segment is not meaningful.

2002 Compared with 2001:

        Sales were $2,059.4 million in 2002, an increase of 3.8% compared to $1,984.0 million in 2001. On a constant currency basis sales increased 3.5% in 2002. The following provides key product and geographical sales information for 2002 (dollar amounts in millions):

KEY PRODUCT SALES

	2002 Sales	2001 Sales	Reported Growth %	Constant Currency Growth %*
Routine Chemistry	$579.0	$547.7	5.7	5.5
Immunodiagnostics	382.9	350.7	9.2	8.4

Total Chemistry	961.9	898.4	7.1	6.6

Hematology	456.6	433.0	5.5	5.5

Total Clinical Diagnostics	1,418.5	1,331.4	6.5	6.3

Robotic Automation/Genetic Analysis	168.5	167.5	0.6	0.0
Centrifuge/Analytical Systems	276.4	291.4	(5.1)	(5.3)
Total Specialty Testing	196.0	193.7	1.2	0.5

Total Biomedical Research	640.9	652.6	(1.8)	(2.2)

Total	$2,059.4	$1,984.0	3.8	3.5

GEOGRAPHICAL SALES

	Sales 2002	Sales 2001	Reported Growth %	Constant Currency Growth %*
Americas
United States	1,173.7	$1,119.5	4.8	4.8
Canada and Latin America	125.0	135.3	(7.6)	(6.2)

	1,298.7	1,254.8	3.5	3.6
Europe	514.6	484.7	6.2	3.4
Asia	246.1	244.5	0.7	2.6

Total	$2,059.4	$1,984.0	3.8	3.5

*
Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency sales (see below) less prior year reported sales

Prior year reported sales

We define constant currency sales as current period sales in local currency translated to U.S. dollars at the prior year's foreign currency exchange rate. This measure provides information on sales growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. Constant currency sales and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency sales is not an alternative measure of revenues on a U.S. GAAP basis.

        Sales growth during 2002 was affected by the following:

  •
  Clinical diagnostics sales increases during 2002 were led by immunodiagnostics sales growth in Access® immunoassay products, including such tests as the new AccuTnI™ cardiac assay. Routine chemistry sales improved primarily due to higher SYNCHRON® clinical system placements. Hematology sales improved due to sales of the COULTER® LH 750 hematology instrument;

  •
  Biomedical research sales were negatively impacted by a slow-down in pharmaceutical and biotechnology investment and modest academic research spending. However, the CEQ™ series of genetic analysis systems for DNA sequencing continued to enjoy market acceptance, particularly in the mid-market segment; and

  •
  the Cytomics FC 500 flow cytometer for the cell-based research market released in 2002 was well received.

        Gross profit as a percentage of sales ("gross margin") in 2002 was 45.4%, 1.3 percentage points lower than in 2001. On a constant currency basis, gross margin was 45.3%, 1.4 percentage points lower than the prior year. The decrease in margin is mainly due to the following:

  •
  An unfavorable product mix, whereby more of our lower margin generating products were sold during the year, especially in the Life Science Research division. This resulted in about a 0.4 percentage point impact;

  •
  Competitive pricing in certain European markets resulted in about a 0.3 percentage point impact;

  •
  Certain inventory adjustments made during a system conversion which impacted gross margin by about 0.3 percentage points; and

  •
  Negative economic conditions in Latin America, which impacted gross margin by about 0.2 percentage points.

        Selling, general and administrative (SG&A) expenses decreased $8.3 million to $490.3 million or 23.8% of sales in 2002 from $498.6 million or 25.1% of sales in the prior year. The following factors impacted SG&A during the year ended December 31, 2001:

  •
  A reversal of a $3.8 million accrual associated with a cross licensing; and

  •
  $18.8 million of amortization of goodwill and certain other intangible assets that was not recorded during the year ended December 31, 2002, pursuant to the adoption of SFAS No. 142.

        Excluding the above items, SG&A in 2001 would have been $483.6 million, or 24.4% of sales, 0.6 percentage points higher than in 2002. The improvement in SG&A as a percentage of sales between 2002 and 2001 is due to cost reduction initiatives and only partial employee bonus targets being achieved relative to 2001.

        Research and development ("R&D") expenses decreased $6.5 million to $181.4 million in 2002 from $187.9 million in 2001. R&D as a percentage of sales was 8.8% in 2002, compared to 9.5% in 2001, a 0.7 percentage point decrease. The decrease is due to several development projects moving into the commercialization phase and, similar to above, only partial employee bonus targets being achieved relative to 2001.

        During the fourth quarter of 2002, we recorded a gain of $4.2 million as a result of a curtailment of a postretirement plan, whereby employees who had not met certain age and service requirements as of December 31, 2002 are no longer eligible to receive medical coverage upon retirement. Also during 2002, there was a $3.8 million increase in our 2002 pension expense which is due, in part, to a lower discount rate and a lower market value on Plan assets (see Note 12 "Retirement Benefits" of the Consolidated Financial Statements). These items impact cost of sales, SG&A and R&D.

        During 2002, we recorded a $39.3 million litigation charge for a patent infringement settlement with Streck Laboratories, Inc. and related expenses. See Note 13 "Commitments and Contingencies" of the Consolidated Financial Statements for further discussion.

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

        Income tax expense decreased $20.1 million to $43.4 million for the year ended December 31, 2002 from $63.5 million for the year ended December 31, 2001. Income tax as a percentage of pretax income was 24.3% for the year 2002 compared to 31.0% for the year 2001, a decrease of 6.7 percentage points. The decrease was primarily due to deductions related to export sales and R&D tax credits and the tax effects resulting from the Streck Laboratories, Inc. litigation settlement. See Note 13 "Commitments and Contingencies" of the Consolidated Financial Statements.

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

        Currently, our liquidity needs arise primarily from:

  •
  debt service on indebtedness;

  •
  working capital requirements;

  •
  pension contributions; and

  •
  capital expenditures.

        Cash flows provided by operating activities was $225.4 million, $316.6 million and $276.6 million in 2003, 2002 and 2001, respectively.

        Cash flows provided by operating activities decreased by $91.2 million between 2003 and 2002 primarily due to:

  •
  Increases in contributions to the U.S. pension plans, from $24.8 million in 2002 to $149.5 million in 2003;

  •
  Increased long-term receivables related to sales types leases;

  •
  Decreased inventory turns from 3.1 times in 2002 to 2.9 times in 2003 due to a larger increase in ending inventory balances relative to the increase in cost of sales from 2002 to 2003. The introduction of various new products contributed to the increase in ending inventory at December 31, 2003, partially offset by;

  •
  Increased net earnings which includes $49.9 million of litigation settlements in 2003; and

  •
  Increased accounts payable and accrued liabilities due primarily to increases in the accruals for incentive compensation plans, payroll and related taxes.

        Cash flows provided by operating activities increased by $40.0 million between 2002 and 2001 primarily due to changes in working capital of $81.8 million, which includes trade and other receivables, inventories and accounts payable and accrued expenses. The improvement is primarily due to:

  •
  lower days sales outstanding of approximately 82 days during 2002 versus 84 days during 2001 as a result of improved focus and efforts to collect outstanding accounts. Days sales outstanding is calculated using average accounts receivables for the quarter and the quarterly sales amount times four; and

  •
  an improvement in inventory turns to 3.1 times in 2002 versus 2.9 times in 2001 due to management's efforts to control inventory levels. Inventory turns is calculated using net ending inventory and a rolling four quarter cost of sales.

        Investing activities used cash of $140.4 million, $146.6 million and $178.0 million in 2003, 2002 and 2001, respectively. Capital expenditures decreased by $13.2 million from $146.1 million in 2002 to

$132.9 million in 2003 due primarily to lower expenditures associated with the implementation of an Oracle enterprise resource planning ("ERP") system (see below for discussion). Payments for acquisitions increased $10.4 million during 2003.

        Financing activities used $116.3 million, $118.9 million and $91.5 million of cash flows in 2003, 2002 and 2001, respectively. Net cash paid to reduce our bank and other debt amounted to $102.3 million, $80.0 million and $107.9 million in 2003, 2002 and 2001, respectively. Additionally, we paid $24.7 million, $22.1 million and $20.7 million in dividends to our stockholders in 2003, 2002 and 2001, respectively. These amounts were partially offset by proceeds received from the issuance of stock under certain employee benefit plans of $52.7 million, $36.7 million and $39.0 million in 2003, 2002 and 2001, respectively. In 2002 we used $14.1 million to purchase shares of the Company's stock to be held in the grantor trust to support our executive deferred compensation plans. In 2003 and 2002 we used $41.9 million and $38.2 million, respectively to purchase shares of the Company's common stock to be held in treasury.

        We have chosen to implement an ERP system to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through December 31, 2003, we have capitalized $110.7 million of costs associated with this ERP system (which includes $34.0 million of capitalized internal labor costs). Based on our geographic rollout strategy, as of December 31, 2003, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe and the deployment of systems for Sales, Service and Order Management are currently underway in Europe. While we have revised the originally scheduled deployment dates of certain systems since the inception of this project, we expect that the majority of the work required to complete global implementation of the new systems will take place through the middle of 2005, at approximately the same overall cost as previously anticipated. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

        Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our credit facility (see Note 7 "Debt Financing" of the Consolidated Financial Statements) and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

        The Company maintains a $400 million Credit Facility, which is unsecured, enables us to borrow up to $400 million (and can be increased up to $600 million upon the satisfaction of certain conditions), matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the $400 million Credit Facility generally bear interest at LIBOR plus a margin (0.45% to 1.50%) based upon our senior unsecured debt rating. We must also pay a quarterly facility fee of 0.15% per annum on the $400 million Credit Facility commitment. No amounts were drawn on the $400 million Credit Facility at December 31, 2003 and 2002.

        Our long-term debt consisted of the following at December 31, 2003 and 2002 (dollar amounts in millions):

	Average Rate of Interest	2003	2002
Senior Notes, unsecured, due 2003	7.10%	$—	$119.2
Senior Notes, unsecured, due 2008	7.45%	240.0	240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	100.0	100.0
Other long-term debt	2.79%	37.4	38.9

        In October 2002, our Company's Board of Directors authorized the repurchase of up to 5.0 million shares of our common stock to pre-fund our stock-based employee benefit programs. The stock repurchase program is authorized to continue for the next two years. During the year ended December 31, 2003 and 2002, we repurchased 1.2 and 1.3 million shares, respectively.

        In October 2002, we filed a "universal shelf" registration statement with the U.S. Securities and Exchange Commission. This registration, which became effective in early 2003 gives us the ability to offer and sell up to $500.0 million of securities, which may include debt securities, preferred stock, common stock and warrants to purchase debt securities, common stock, preferred stock or depository shares. The issuance of any such securities could represent new financing or could be used to pay down existing debt. We have no immediate plans to offer or sell any securities.

        The following represents a summary of our contractual obligations and commitments (in millions):

	Payments Due by Period
	Total	2004	2005	2006		2007	2008	Thereafter
Long-term debt	$634.9	$9.3	$16.7	$101.2	(a)	$0.6	$252.6	$254.5
Operating leases	443.9	65.8	53.3	46.5		41.9	39.6	196.8
Other(b)	197.0	143.2	20.5	9.6		5.3	5.3	13.1

Total contractual cash obligations	$1,275.8	$218.3	$90.5	$157.3		$47.8	$297.5	$464.4

(a)
The $100.0 million debentures due 2026 include a feature that could require repayment in 2006 (see Note 7 "Debt Financing" of the Consolidated Financial Statements). Accordingly, the $100.0 million has been included within the $101.2 million amount above.

(b)
Other consists primarily of inventory purchase commitments.

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

Revenue recognition, including customer leased equipment

        For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectibility is reasonably assured, except when a customer enters into an operating-type lease agreement, in which case revenue is recognized over the life of the lease. Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those equipment sales that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined in accordance with EITF 00-21. See Note 1 of the Consolidated Financial Statements for a discussion of the adoption impact of EITF 00-21. Credit is extended based upon the evaluation of the customer's financial condition and we generally do not require collateral.

Reserves for doubtful accounts

        We maintain reserves for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These reserves are determined by 1) analyzing specific customer accounts that have known or potential collection issues and 2) applying historical loss rates to the aging of the remaining accounts receivable balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Determination of useful lives and assessments of impairment for identifiable intangibles, including goodwill

        Intangible assets with definite lives are amortized over their estimated useful lives. Useful lives are based on the expected number of years the asset will generate revenue. This estimate of useful lives is reviewed periodically by management.

        We account for goodwill and other intangible assets in accordance with SFAS No. 142, which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to the fair value of the reporting unit to which they are assigned and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. See Note 17 "Goodwill and Other Intangible Assets" of the Consolidated Financial Statements for further discussion.

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

Legal obligations

        We are involved in a number of legal proceedings which we consider to be normal for our type of business operations. As a global company active in a wide range of life sciences, we may, in the normal course of our business become involved in proceedings relating to matters such as:

  •
  patent validity and infringement disputes related to intellectual property;

  •
  contractual obligations; and

  •
  employment matters.

        We cannot predict with certainty the outcome of any proceedings in which we are or may become involved. An adverse decision in a lawsuit seeking damages from us could result in a monetary award to the plaintiff and, to the extent not covered by our insurance policies or third party indemnities, could significantly harm the results of our operations. An adverse decision in a lawsuit seeking an injunction or other similar relief could significantly harm our business operations. If we lose a case in which we seek to enforce our patent rights, we could sustain a loss of future revenue as other manufacturers begin to market products we developed. Litigation cases and claims raise difficult and complex legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, we may incur charges in excess of presently established provisions and related insurance or third party coverage. It is possible that our results of operations and cash flows could be materially affected by an ultimate unfavorable outcome of certain pending litigation. Although we believe that our provisions are appropriate, and in accordance with SFAS No. 5, Accounting for Contingencies, changes in events or circumstances could have a material adverse effect on our financial position, profitability or liquidity.

Tax valuation allowances and obligations

        We account for income taxes using an asset and liability approach. Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. Uncertainties exist in respect to our future tax rates due to uncertainties as to the amount and timing of future taxable income and changes in enacted statutory tax rates. Differences between actual results and our assumptions, or changes in our assumptions in future periods, could result in adjustments to tax expense in future periods.

Pension Plans

        Our funding policy provides that payments to our domestic pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. In accordance with SFAS No. 87, Employers' Accounting for Pensions, the expected long-term rate of return on plan assets is an assumption as to the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. We view this assumption as a long-term return assumption. This assumption is reviewed at least annually. Our review of this long-term return assumption is done in conjunction with our pension plan investment advisors and our actuaries. We also review the plan's historical cumulative returns. The rate of return is dependent upon an investment strategy and the asset allocation of plan assets. We then review the selected prospective return rate against benchmark information that we gather on other pension plans adjusting for relative size, investment strategies and funding levels. Since this is a long-term return assumption, it is likely to change only when there are protracted changes in equity, bond and real estate markets. While our plan's historical return performance over the last 14 years has been over 9%, there is no absolute predictor of future performance, it is indicative of what our plan's rate of return could be in the future. We believe this historical performance is a fair approximation of what our pension plan's rate of return can achieve over a variety of market conditions. See Note 12 "Retirement Benefits" of the Consolidated Financial Statements for further discussion. Over the long run, given our U.S. pension plan's current funded condition, a 0.25% decrease in the annual rate of return assumption would generate approximately $1.4 million in additional annual pension expense. This additional expense would be allocated to all operating line items based upon the relative salaries included in each line. Similarly, a 0.25% increase in the rate of return assumption would decrease our annual pension expense by approximately $1.4 million with similar effects to the statement of operations. In December 2002, we lowered our prospective return rate assumption to its current rate of 9.00% from 9.75%. This action was taken after our annual review of our 1) cumulative pension plan returns and 2) consultation and discussions with our pension plan investment advisors and actuaries. We believe our rate of return assumption is reasonable based on our long term investment strategy and allocation of our plan assets, which at December 31, 2003 had an allocation as follows: 75% equities, 21% corporate bonds, 3% real estate and 1% other. We will consider changing the rate of return in the future if sustained U.S. pension plan returns change significantly and if the market and peer pension plan information indicate a different rate is more indicative of expected long-term returns. Pension benefits for domestic employees are based on age, years of service and compensation rate. Assets of the plans consist principally of corporate stocks and bonds, real estate and government fixed income securities. Non-U.S. subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans. Unfunded non-U.S. plans are accrued for and benefits are paid from operating funds.

        We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

Financial Risk Management:

        Our risk management program, developed by senior management and approved by the board of directors, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposures to fluctuations in the financial markets are to changes in foreign exchange rates and interest rates.

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

        We seek to minimize our exposure to changes in exchange rates by denominating costs and expenses in foreign currencies. When these opportunities are exhausted, we use derivative financial instruments to function as "hedges". We use forward contracts, purchased option contracts and complex option contracts (consisting of purchased and sold options), to hedge certain foreign currency denominated transactions. We do not use these instruments for speculative trading purposes.

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

Recent Accounting Developments:

        See Note 1 of the Consolidated Financial Statements for information regarding recent accounting developments.

3.     Business Climate

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

        In 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act (the "Act"). In the bill, Medicare testing reimbursement for many tests was frozen for 5 years. While on the surface this Act appears to be negative for our business, we believe that it will encourage hospital labs to continue to improve efficiencies and lower operating costs. With our unique process approach to lowering total cost per test, this direction plays to our strength as a supplier.

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

Biomedical Research

        The biomedical research market has been growing as an increased understanding of genomics, proteomics and cell biology has begun to move from scientific research toward having a real impact on clinical therapy. However, spending in this market also continues to be affected by governmental constraints on research and development spending, especially outside the United States, and pharmaceutical/bioresearch capital investment.

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

        Spending on research by biotechnology and pharmaceutical companies is also dependent on global economic health. An ongoing recession can affect the number of biotechnology start-ups building laboratories and conducting research as well as the rate of research investment by biopharmaceutical companies. Pharmaceutical company research investment may also be negatively impacted by governmental intervention and regulations, including prescription drug costs, new drug approvals, switching of prescription drugs to generics, as well as industry consolidation. We believe that a recovery in capital spending in these markets may not occur until later this year, with the pharmaceutical market recovering before the biotechnology market.

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

  •
  devices or techniques that are generated in customers' laboratories; and

  •
  business and technology acquisitions.

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

  •
  increasing expenditures on diseases requiring costly or extended treatment (for example, AIDS and cancer); and

  •
  expanding demand for improved healthcare services and the increasing acceptance of Western medicine in developing countries.

        In addition to the business climate factors discussed previously, certain economic factors may influence our business:

  •
  currency fluctuations—as approximately 44% of our revenues in 2003 were generated outside the United States, and given the recent fluctuations in foreign currencies, we may experience volatility in sales, operating income and other non-operating income and expense;

  •
  interest rates—as approximately 42% of our debt at December 31, 2003 is under variable interest rate terms. This percentage includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on certain of our long-term debt by effectively converting a fixed rate to a variable rate; and

  •
  general economic conditions—as the weakened global economy has pressured our customers, vendors and partners, the carrying value of various assets could be negatively impacted in future periods. This would include, but is not limited to, the various pension plan and post-employment benefit assets and liabilities. Assumptions are used in determining the annual expense of these costs. Items such as the market value of plan assets, discount rates and other assumptions are based on current economic conditions. Certain other assumptions are based upon a longer term economic view. We review and discuss these assumptions annually as to their reasonableness with our independent actuary and investment consultants. We believe that the assumptions we have used are reasonable. However, these assumptions are subject to change with future economic conditions and as such our annual benefits expense may vary.

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

  •
  loss of market share through aggressive competition in the clinical diagnostics and biomedical research markets;

  •
  our dependence on capital spending policies and government funding;

  •
  the effects of potential healthcare reforms;

  •
  fluctuations in foreign exchange rates and interest rates;

  •
  reliance on patents and other intellectual property;

  •
  global economic and political conditions;

  •
  unanticipated reductions in cash flows and difficulty in sales of assets;

  •
  future effective tax rates and the outcome of tax examinations;

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

        Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of December 31, 2003 and 2002, the net fair value of all derivative foreign exchange contracts was a net liability of $36.4 million and $8.9 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at December 31, 2003. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $28.8 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $30.3 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at December 31, 2003 were not materially different than those at December 31, 2002.

        Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase next year's pre-tax earnings by $2.7 million based on the amount of variable rate debt outstanding at December 31, 2003. This analysis includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

        Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 8 "Derivatives" of the Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Beckman Coulter, Inc.:

        We have audited the accompanying consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beckman Coulter, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 17 to the consolidated financial statements, the Company changed its method of accounting for goodwill and intangible assets in 2002.

/s/  KPMG LLP

Orange County, California
January 29, 2004

Consolidated Balance Sheets

(in millions)

	December 31,
	2003	2002
Assets
Current assets
Cash and cash equivalents	$74.6	$91.4
Trade and other receivables, net	580.0	544.4
Inventories	389.0	363.7
Deferred income taxes	52.6	9.4
Other current assets	65.0	47.3

Total current assets	1,161.2	1,056.2
Property, plant and equipment, net	398.9	370.8
Goodwill	388.8	357.8
Other intangibles, less accumulated amortization of $74.9 and $62.7 at 2003 and 2002, respectively	323.4	346.2
Other assets	285.9	132.6

Total assets	$2,558.2	$2,263.6

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$114.5	$106.3
Notes payable	30.0	3.8
Current maturities of long-term debt	9.3	136.4
Accrued expenses	370.3	294.1
Income taxes payable	54.1	71.0

Total current liabilities	578.2	611.6
Long-term debt, less current maturities	625.6	626.6
Deferred income taxes	151.9	41.7
Other liabilities	304.8	391.6

Total liabilities	1,660.5	1,671.5

Commitments and contingencies (see Note 13)
Stockholders' equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 64.7 and 62.6 at 2003 and 2002, respectively; shares outstanding 62.0 and 61.0 at 2003 and 2002, respectively	6.2	6.1
Additional paid-in capital	323.8	259.4
Retained earnings	639.9	457.4
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	34.6	(36.4)
Derivatives qualifying as hedges	(25.0)	(7.0)
Minimum pension adjustment	(2.5)	(49.1)
Treasury stock, at cost: 2.4 and 1.3 common shares at 2003 and 2002, respectively	(76.2)	(38.3)
Unearned compensation	(3.1)	—
Common stock held in grantor trust, at cost: 0.3 common shares at 2003 and 2002	(14.1)	(14.1)
Grantor trust liability	14.1	14.1

Total stockholders' equity	897.7	592.1

Total liabilities and stockholders' equity	$2,558.2	$2,263.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(in millions, except amounts per share)

	Years ended December 31,
	2003	2002	2001
Sales	$2,192.5	$2,059.4	$1,984.0
Cost of sales	1,144.8	1,124.9	1,058.4

Gross profit	1,047.7	934.5	925.6

Operating costs and expenses
Selling, general and administrative	555.3	490.3	498.6
Research and development	194.3	181.4	187.9
Restructure charge(credit)	18.5	—	(0.5)
Litigation settlements	(49.9)	39.3	—

Total operating costs and expenses	718.2	711.0	686.0

Operating income	329.5	223.5	239.6

Non-operating (income) and expense
Interest income	(9.9)	(7.8)	(7.6)
Interest expense	40.2	45.7	54.5
Other, net	26.4	6.7	(12.3)

Total non-operating expense	56.7	44.6	34.6

Earnings before income taxes and accounting change	272.8	178.9	205.0
Income taxes	65.6	43.4	63.5

Earnings before accounting change	207.2	135.5	141.5
Cumulative effect of accounting change, net of income taxes of $1.8	—	—	3.1

Net earnings	$207.2	$135.5	$138.4

Basic earnings per share
Before accounting change	$3.38	$2.19	$2.34
Cumulative effect of accounting change	—	—	(0.05)

	$3.38	$2.19	$2.29

Diluted earnings per share
Before accounting change	$3.21	$2.08	$2.21
Cumulative effect of accounting change	—	—	(0.05)

	$3.21	$2.08	$2.16

Weighted average number of shares outstanding (in thousands)
Basic	61,212	61,777	60,515
Diluted	64,493	65,060	64,011

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss)

(in millions, except amounts per share)

	Years ended December 31,
	2003	2002	2001
Common Stock
Beginning of year	$6.1	$6.1	$6.0
Employee stock purchases	0.1	—	0.1

End of year	6.2	6.1	6.1

Additional Paid-In-Capital
Beginning of year	259.4	216.5	170.0
Employee stock purchases	52.5	36.7	38.9
Tax benefit from exercise of non-qualified stock options	11.9	6.2	7.6

End of year	323.8	259.4	216.5

Retained Earnings
Beginning of year	457.4	344.0	226.3
Net earnings	207.2	135.5	138.4
Dividends to stockholders, $0.40 per share, $0.35 per share and $0.35 per share during 2003, 2002 and 2001, respectively	(24.7)	(22.1)	(20.7)

End of year	639.9	457.4	344.0

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(92.5)	(48.4)	(58.4)
Other comprehensive income (loss)	99.6	(44.1)	10.0

End of year	7.1	(92.5)	(48.4)

Treasury Stock
Beginning of year	(38.3)	—	—
Purchases of treasury stock	(41.9)	(38.3)	—
Issuance of restricted stock	4.0	—	—

End of year	(76.2)	(38.3)	—

Unearned Compensation
Beginning of year	—	—	—
Issuance of restricted stock	(4.0)	—	—
Amortization	0.9	—	—

End of year	(3.1)	—	—

Common Stock Held in Grantor Trust
Beginning of year	(14.1)	—	—
Purchases of common stock held in grantor trust	—	(14.1)	—

End of year	(14.1)	(14.1)	—

Grantor Trust Liability
Beginning of year	14.1	—	—
Purchases of common stock held in grantor trust	—	14.1	—

End of year	14.1	14.1	—

Total Stockholder's Equity	$897.7	$592.1	$518.2

Comprehensive Income (Loss)
Net earnings	$207.2	$135.5	$138.4
Other comprehensive income (loss)
Foreign currency translation adjustments	71.0	20.8	1.2
Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $24.1 and $4.2 in 2003 and 2002 respectively	(36.2)	(16.4)	15.0
Reclassifications to income, net of income taxes of $12.1 and $0.4 in 2003 and 2002, respectively	18.2	0.6	(6.2)
Minimum pension adjustment, net of income taxes of $1.6 and $32.8 in 2003 and 2002, respectively	46.6	(49.1)	—

Other comprehensive income (loss)	99.6	(44.1)	10.0

Total Comprehensive Income	$306.8	$91.4	$148.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2003	2002	2001
Cash Flows from Operating Activities
Net earnings	$207.2	$135.5	$138.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	105.9	109.8	126.4
Cumulative effect of accounting change, net of income tax of $1.8	—	—	3.1
(Gain) loss on sale of property, plant and equipment	(3.6)	(1.5)	2.7
Loss on investments	2.8	4.0	4.7
Amortization of unearned compensation	0.9	—	—
U.S. Pension Trust contributions	(149.5)	(24.8)	(1.4)
Deferred income taxes	38.7	10.9	10.2
Changes in assets and liabilities:
Trade and other receivables, net	(5.1)	0.9	(37.1)
Inventories	13.9	39.5	(4.9)
Accounts payable and accrued expenses	68.0	13.3	13.9
Income taxes payable	(5.7)	12.7	21.9
Other	(48.1)	16.3	(1.3)

Net cash provided by operating activities	225.4	316.6	276.6

Cash Flows from Investing Activities
Additions to property, plant and equipment	(132.9)	(146.1)	(175.0)
Proceeds from disposition of assets	5.8	2.4	3.7
Payments for acquisitions	(13.3)	(2.9)	(6.7)

Net cash used in investing activities	(140.4)	(146.6)	(178.0)

Cash Flows from Financing Activities
Dividends to stockholders	(24.7)	(22.1)	(20.7)
Proceeds from issuance of stock	52.6	36.7	39.0
Repurchase of common stock for treasury	(41.9)	(38.3)	—
Proceeds from repurchase of common stock held in grantor trust	—	(14.1)	—
Net notes payable borrowings (reductions)	29.6	(4.9)	(34.3)
Long-term debt borrowings	—	—	235.0
Long-term debt reductions	(131.9)	(75.1)	(308.6)
Debt acquisition costs	—	(1.1)	(1.9)

Net cash used in financing activities	(116.3)	(118.9)	(91.5)
Effect of exchange rates on cash and equivalents	14.5	4.3	(0.7)

Increase (decrease) in cash and cash equivalents	(16.8)	55.4	6.4
Cash and cash equivalents-beginning of year	91.4	36.0	29.6

Cash and cash equivalents-end of year	$74.6	$91.4	$36.0

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$43.3	$45.8	$52.3
Income taxes	$32.8	$36.7	$49.3
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$4.6	$4.2	$6.3

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(tabular dollar amounts in millions, except amounts per share)

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The Company designs, manufactures and markets systems which consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians' offices to aid in patient care. Beckman Coulter competes in market segments that it estimates totaled approximately $35 billion in annual sales worldwide in 2003. The Company currently has products which address approximately half of that market.

        Beckman Coulter's product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. The Company has more than 200,000 systems operating in laboratories around the world, with approximately 64% of 2003 revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. Beckman Coulter markets its products in more than 130 countries, with approximately 44% of revenues in 2003 coming from sales outside the United States.

Principles of Consolidation

        The consolidated financial statements include the accounts of Beckman Coulter, Inc., and its wholly owned subsidiaries (the "Company"). All significant intercompany transactions have been eliminated from the consolidated financial statements. Balance sheet amounts for subsidiaries operating outside the United States and Canada are as of November 30. The operating results for the Company's international subsidiaries (except Canada) are for the twelve-month periods ending on November 30.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions, including accounts receivable and inventory valuations, warranty accruals, value of long-lived assets, employee benefit plan obligations, environmental and litigation obligations, taxes and others. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

        The carrying values of the Company's financial instruments approximate their fair value at December 31, 2003 and 2002, except for long-term debt. Management estimates are used to determine the market value of cash and cash equivalents, trade and other receivables, notes payable, accounts payable and amounts included in other current assets, other assets and accrued expenses meeting the definition of a financial instrument. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. Quotes from financial institutions are used to determine market values of the Company's debt and derivative financial instruments. The carrying value and fair value of the Company's long-term debt at December 31, 2003 was $634.9 million and $668.2 million, respectively. The carrying value and fair value of the Company's long-term debt at December 31, 2002 was $763.0 million and $797.1 million, respectively.

Foreign Currency Translation

        Most non-U.S. assets and liabilities are translated into U.S. dollars using year-end exchange rates. Operating results are translated at exchange rates prevailing during the year. The resulting translation adjustments are accumulated as a separate component of stockholders' equity. Gains and losses from remeasurements relating to foreign entities deemed to be operating in U.S. dollar functional currency or in highly inflationary economies are included in earnings.

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

Computer Software Costs

        The Company records the costs of internal use computer software in accordance with Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Development or Obtained for Internal Use" issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. Amortization of computer software costs begins for each module or component when the computer software is ready for its intended use.

Goodwill and Other Intangibles

        Goodwill represents the excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired. Prior to the adoption of Statement of Financial Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" (see Note 17 "Goodwill and Other Intangibles"), goodwill was being amortized on a straight-line basis over approximately 40 years. Other intangibles consist primarily of patents, trademarks, developed technology and customer base arising from business combinations. Other intangibles that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets. Technology is amortized over 5 to 25 years, customer contracts over 25 years and other intangibles over 3 to 20 years.

Accounting for Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Recognition of Liabilities in Connection with Purchase Business Combinations

        The Company recognizes liabilities in connection with purchase business combinations in accordance with Emerging Issues Task Force ("EITF") 95-3 "Recognition of Liabilities in Connection with Purchase Business Combinations". EITF 95-3 indicates that an accrual can be recorded as an element of an acquisition when management executes an exit plan that will cause the company to incur costs that have no future benefit. In the case that the ultimate amount of the cost expended is less than the aforementioned EITF 95-3 established accrual, the excess is reversed as an offset to goodwill.

Revenue recognition, including customer leased equipment

        For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectibility is reasonably assured, except when a customer enters into an operating-type lease agreement, in which case revenue is recognized over the life of the lease. Under a sales-type lease agreement, revenue is recognized at the time of shipment with interest income recognized over the life of the lease. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those equipment sales that include multiple deliverables, such as installation, training, after-market supplies or service, revenue is allocated based on the relative fair values of the individual components as determined in accordance with EITF 00-21. Credit is extended based upon the evaluation of the customer's financial condition and we generally do not require collateral.

Derivatives and Hedging Activities

        Effective January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other non-operating (income)/expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., derivatives qualifying as hedges) and is subsequently recognized in other non-operating (income)/expense upon the recognition of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in other non-operating (income)/expense. If the derivative is designated as hedging the foreign currency exposure of a net investment in a foreign operation ("net investment hedge"), the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment).

Stock-based Compensation

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Pursuant to APB No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized no compensation expense on its stock option plans. The Company also does not recognize compensation expense on stock issued to employees under its stock purchase plan (see Note 11), where the discount from the market value is not material. Compensation expense resulting from grants of restricted stock (see Note 11) is recognized during the period in which the service is performed. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding and unvested awards each year:

	2003	2002	2001
Net earnings as reported	$207.2	$135.5	$138.4
Stock-based employee compensation expense included in reported net earnings, net of tax	0.6	—	—
Pro forma compensation expense, net of tax	(13.5)	(10.1)	(8.9)

Pro forma net earnings	$194.3	$125.4	$129.5

Earnings per share:
Basic—as reported	$3.38	$2.19	$2.29
Basic—pro forma	$3.17	$2.03	$2.14
Diluted—as reported	$3.21	$2.08	$2.16
Diluted—pro forma	$3.01	$1.93	$2.02

        The Company uses the Black-Scholes valuation model for estimating the fair value of stock options. The following represents the estimated fair value of options granted and the weighted average assumptions used for the calculation:

	2003	2002	2001
Weighted average estimated fair value per option granted	$16.57	$17.85	$14.55
Average exercise price per option granted	$39.22	$43.53	$38.63
Stock volatility	37.2%	31.3%	28.7%
Risk-free interest rate	4.6%	5.6%	5.1%
Option term—years	7.4	7.7	7.8
Stock dividend yield	1.1%	1.2%	1.3%

Product Warranty Obligation

        The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company's product warranty obligations are included in accrued expenses.

        Changes in the product warranty obligations are as follows:

	2003	2002
Beginning of year	$12.9	$11.2
New warranties	57.3	51.3
Payments	(55.5)	(49.6)

End of year	$14.7	$12.9

Non-operating Income and Expense

        The Company's non-operating income and expense includes interest income, interest expense and other. Interest income typically includes income from sales-type leases and interest on cash equivalents and other investments. See Note 9 describing the components of other non-operating income and expense.

Recent Accounting Developments

Employers' Disclosures about Pensions and Other Postretirement Benefits

        In December 2003, the FASB issued a revision to SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". This statement revises employers' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures related to the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It does not change the measurement or recognition of those plans. The Company has adopted the provisions of this statement. See Note 12 "Retirement Benefits."

Revenue Recognition and Multiple Deliverables

        Effective July 1, 2003, the Company prospectively adopted the provisions of EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which provides guidance on the timing and method of revenue recognition for sales arrangements that include the delivery of more than one product or service. Under EITF 00-21, revenue is allocated to all deliverables based on the relative fair values of the individual components regardless of whether an individual element is incidental or perfunctory. This is consistent with the Company's historical treatment, except for certain of the Company's sales arrangements which include undelivered elements that the Company had historically considered incidental and perfunctory, primarily installation and training. Consequently, the Company had not previously deferred the revenue related to these elements, and had instead recorded an accrual for the estimated cost of providing them. However, upon adoption of EITF 00-21, the Company is now allocating revenue to all components of its multiple-element arrangements, including installation and training. The impact of deferring revenues for undelivered installation and training on multi-element contracts entered into during the quarter ended September 30, 2003, the quarter the Company adopted EITF 00-21, resulted in a $4.0 million reduction of reported revenues. The estimated cost that would have been accrued to cost of sales for such undelivered elements in these specific contracts prior to the adoption of EITF 00-21 was approximately $3.0 million. Therefore, the impact of adopting EITF 00-21 related to installation and training was a reduction to earnings before income taxes of approximately $1.0 million ($0.7 million after taxes) for the year ended December 31, 2003.

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

Derivative Instruments and Hedging

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for hedging activities and derivative instruments including certain derivative instruments embedded in other contracts. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and did not have a material impact on the Company's financial position or results of operations.

Exit or Disposal Activities

        SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)." The principal difference between this Statement and EITF 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for exit costs as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of this Statement were effective for exit or disposal activities that are initiated after December 31, 2002. The Company's adoption of SFAS No. 146 in the first quarter of 2003 did not have a material impact on its financial position or results of operations.

Changes in Presentation

        Certain prior year amounts have been reclassified to conform to current year presentation.

2.     Composition of Certain Financial Statement Captions

        The following provides components of certain of the Company's financial statement captions:

	2003	2002
Trade and other receivables, net
Trade receivables	$548.3	$520.8
Other receivables	22.8	19.5
Current portion of sales-type lease receivables	33.7	22.2
Less allowance for doubtful accounts	(24.8)	(18.1)

	$580.0	$544.4

Inventories
Raw materials, parts and assemblies	$95.6	$94.6
Work in process	18.9	19.1
Finished products	274.5	250.0

	$389.0	$363.7

Property, plant and equipment, net
Land	$7.8	$7.5
Buildings	130.3	122.6
Machinery and equipment	533.6	500.7
Instruments subject to lease(a)	310.2	294.6

	981.9	925.4
Less accumulated depreciation
Buildings, machinery and equipment	(363.3)	(343.1)
Instruments subject to lease(a)	(219.7)	(211.5)

	$398.9	$370.8

Accrued expenses
Purchase and assumed liabilities (see Note 3)	$3.0	$4.1
Unrealized service income	79.8	74.5
Accrued compensation	105.7	72.6
Sales taxes payable	47.2	38.7
Fair value of hedging instruments	32.2	11.4
Other	102.4	92.8

	$370.3	$294.1

(a)
Includes instruments leased to customers generally under three- to five-year cancelable operating leases.

3.     Acquisition of Coulter

        On October 31, 1997, the Company acquired all of the outstanding capital stock of Coulter for $850.2 million, net of Coulter's cash on hand of $24.8 million at the date of acquisition. The acquisition was accounted for using the purchase method of accounting. This acquisition resulted in $342.0 million of goodwill (including post-acquisition adjustments), which reflected the excess of the purchase price over the fair value of tangible and intangible net assets acquired. Other acquired intangibles amounted to $404.0 million including $170.0 million attributable to the installed customer base and $116.0 million of developed technology.

        At the time of the acquisition of Coulter, the Company initiated a restructuring of Coulter to 1) eliminate certain duplicative offices and manufacturing facilities, 2) terminate certain employees and 3) terminate certain dealers. The estimated cost of the aforementioned activities amounted to $133.0 million and was included in the purchase price allocation as an accrual pursuant to EITF 95-3. Additionally, the Company assumed liabilities of 1) $103.0 million for contractual obligations of Coulter to its employees, 2) $36.0 million of change in control payments, 3) $16.6 million of tax exposures associated with potential tax audit adjustments resulting from Coulter activities that occurred before the acquisition and 4) $14.4 million of other assumed liabilities. The aforementioned EITF 95-3 accrual and assumed liabilities are collectively referred to as "Purchase and Assumed Liabilities".

        The Company originally expected to pay for a majority of the Purchase and Assumed Liabilities through fiscal 1998. Although the majority of the restructuring activities (and related costs) did occur during fiscal 1998, many of the restructuring activities were deferred until fiscal 1999 and beyond. The deferral of these activities was due, in part, to the following:

  •
  The Company was involved in integrating four other acquisitions that occurred between January 1996 and April 1997 and was unable to complete the restructuring of Coulter in fiscal 1998. The acquisition of Coulter increased the Company's revenues by nearly 50% (based on 1997 revenues) and was and still is the most significant business transaction in the Company's history;

  •
  Termination of many of the Coulter dealers required more time and effort than originally anticipated (especially for dealers located outside the United States); and

  •
  The Company's computer systems and software were incapable of operating from many diverse locations, so the decision was made to implement a single, globally integrated ERP infrastructure. Additionally, management was involved in forming a Specialty Testing business segment, which became effective on January 1, 2002. These activities diverted certain restructuring efforts away from the Coulter integration.

        On a periodic basis, the Company reviews the remaining balance of purchase and assumed liabilities to determine those reserves that will not be used for the original purpose for which they were established. For the year ended December 31, 2002, the Company determined that $0.9 million of these liabilities were not needed and were reversed to goodwill. There was no reversal in 2003. The $0.9 million reversed during the year ended December 31, 2002 was due to 1) the ultimate amount of the cost expended for certain restructuring activities being less than the established purchase and assumed liabilities or 2) due to the cancellation of certain restructuring activities that were originally contemplated (including the termination of certain dealers, certain employees and certain manufacturing locations).

        The following table presents the details of the purchase and assumed liabilities recorded. The category "other" includes certain dealer termination costs, elimination of certain duplicative offices and manufacturing facilities, and certain assumed liabilities.

Balance at December 31, 1998	$110.0

1999 Activity:
Personnel	$(55.2)
Tax issues	(0.4)
Other	(1.9)

Total 1999 activity	$(57.5)

Balance at December 31, 1999:
Personnel	$15.2
Tax issues	16.2
Other	21.1

Balance at December 31, 1999	$52.5

2000 Activity:
Personnel	$(4.5)
Tax issues	(1.4)
Other	(5.5)
Reversal of excess purchase liabilities	(8.5)

Total 2000 activity	$(19.9)

Balance at December 31, 2000:
Personnel	$5.8
Tax issues	14.1
Other	12.7

Balance at December 31, 2000	$32.6

2001 Activity:
Personnel	$(3.9)
Tax issues	(0.8)
Other	(5.1)
Reversal of excess purchase liabilities	(16.8)

Total 2001 activity	$(26.6)

Balance at December 31, 2001:
Personnel	$1.9
Tax issues	1.0
Other	3.1

Balance at December 31, 2001	$6.0

2002 Activity:
Personnel	$(0.2)
Tax issues	(0.6)
Other	(0.2)
Reversal of excess purchase liabilities	(0.9)

Total 2002 activity	$(1.9)

Balance at December 31, 2002:
Personnel	$1.0
Tax issues	0.4
Other	2.7

Balance at December 31, 2002	$4.1

2003 Activity:
Tax issues	(0.4)
Other	(0.7)

Total 2003 activity	$(1.1)

Balance at December 31, 2003:
Personnel	$1.0
Tax issues	0.0
Other	2.0

Balance at December 31, 2003	$3.0

        The reversal of excess purchase liabilities in 2002, 2001 and 2000 of $0.9 million, $16.8 million and $8.5 million, respectively, partially offset by a related reversal of $0.4 million, $6.8 million and $2.8 million, respectively, of deferred income tax assets were recorded as a reduction to goodwill. In addition to the aforementioned adjustments, the reversal of certain net deferred tax assets due to final settlement and realization and the tax effect of other purchase accounting adjustments related to the acquisition of Coulter resulted in a $15.9 million and $2.0 million net increase in goodwill during 2003 and 2002, respectively.

        Management estimates that the balance of purchase and assumed liabilities for "personnel" and "other" of $1.0 million and $2.0 million, respectively, will be utilized during 2004.

4.     Provision for Restructuring Operations

        In January 2003, the Company announced a strategic reorganization of its business to combine its Life Science Research and Specialty Testing divisions into a single Biomedical Research Division. The objective of the restructure was to enable the Company to better leverage its technologies and products across the entire life sciences and clinical research customer base. The reorganization plan also included a refocus of the Company's international operations to improve profitability. The reorganization resulted in a 3% reduction in the Company's workforce and a pre-tax charge of $18.5 million primarily related to employee termination costs. The charge taken against first quarter 2003 earnings represents the total amount expected to be incurred under the plan except for the potential impact of currency fluctuations relative to projected currency rates. The reorganization plan was substantially completed in the second quarter of 2003. However, certain employee termination costs from the restructure will be paid through the second quarter of 2004.

        The following is a reconciliation of the restructure activity and accrual included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet as of December 31, 2003 (in millions):

	Initial Accrual	Cash Payments	Balance
Employee termination	$17.5	$(14.1)	$3.4
Other	1.0	(1.0)	—

Total	$18.5	$(15.1)	$3.4

        In the fourth quarter of 2001, the Company recorded a restructuring charge of $0.9 million related to certain reorganization activities. In the fourth quarter of 2001, the Company reversed $1.4 million of excess restructure charges taken in prior years. This reversal resulted in a net restructuring credit of $0.5 million in 2001 which is included in "Restructure credit" on the Consolidated Statements of Operations.

5.     Sale of Assets

        During 2003, 2002 and 2001, the Company sold certain receivables ("Receivables") as part of its plan to reduce debt. The net book value of financial assets sold in 2003, 2002 and 2001 was $104.2, $122.8 million and $75.2 million, respectively, for which the Company received approximately $107.5 million, $126.4 million, and $79.4 million respectively in cash proceeds. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Consolidated Balance Sheets. The agreements underlying the Receivable sales contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, the Company typically services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the estimated life of the service period. At December 31, 2003 and 2002, there was $1.1 million and $1.2 million, respectively, of deferred service fees included in accrued expenses on the Consolidated Balance Sheets. For the years ended December 31, 2003, 2002 and 2001, there was $0.3 million, $0.2 million and $0.2 million, respectively, of deferred service fees amortized to income.

6.     Sale-leaseback of Real Estate

        On June 25, 1998, the Company sold its interest in four of its properties located in Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, the Company entered into long-term leases for each of these properties.

        The initial term of each of the leases is 20 years, with options to renew for up to an additional 30 years. As provided by the leases, the Company pays the rents in Japanese Yen. Annual rentals are approximately $20.4 million at 2003 year-end rates. At the closing of the sale-leaseback transaction, the Company became guarantor of a currency swap agreement between its landlord and its banks to convert the Yen payments to U.S. dollars. As long as this swap agreement is in place, the Company's obligation is to pay the rents in Yen. If this agreement ceases to exist, the Company's obligation reverts to U.S. dollar payments. The Company expects to pay the rents as they come due out of cash generated by its Japanese operation. Obligations under the operating lease agreements are included in Note 13 "Commitments and Contingencies".

        The aggregate proceeds from the sale of the four properties totaled $242.8 million (received in cash at closing) before closing costs and transaction expenses. In accordance with the accounting rules for transactions in which a property is sold and immediately leased back from the buyer (sale-leaseback), the Company has deferred the gain from this transaction which is included in "Other liabilities". This gain is being amortized over the initial lease term of 20 years. The remaining deferred gain was $102.0 million and $109.0 million at December 31, 2003 and 2002, respectively.

7.     Debt Financing

        Notes payable consists primarily of short-term bank borrowings by the Company's subsidiaries outside the United States under local lines of credit. At December 31, 2003, approximately $107.8 million of unused uncommitted short-term lines of credit were available to the Company's subsidiaries outside the United States at various interest rates. Within the United States, $25.0 million in unused uncommitted short-term lines of credit at prevailing market rates were available.

        Long-term debt consists of the following at December 31:

	Average Rate of Interest	2003	2002
Senior Notes, unsecured, due 2003	7.10%	$—	$119.2
Senior Notes, unsecured, due 2008	7.45%	240.0	240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	100.0	100.0
Other long-term debt	2.79%	37.4	38.9
Fair value adjustment (see Note 8)		22.2	29.1
Unamortized debt discounts and other		0.3	0.8

		634.9	763.0
Less current maturities		9.3	136.4

Long-term debt, less current maturities		$625.6	$626.6

        The aggregate maturities of long-term debt for the five years subsequent to December 31, 2003 are $9.3 million in 2004, 16.7 million in 2005, $101.2 million in 2006, $0.6 million in 2007, $252.6 million in 2008 and $254.5 million thereafter. As noted below, the $100.0 debentures due 2026 include a feature that may require repayment in 2006. The Company has included this $100.0 million within the $101.2 million amount included in 2006 above.

Revolving Credit Facilities

        In July 2002, the Company entered into a credit facility (the "Credit Facility") with a group of financial institutions. The Credit Facility is unsecured, enables the Company to borrow up to $400 million, can be increased up to $600 million upon the satisfaction of certain conditions, matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the Credit Facility generally bear interest at LIBOR plus a margin (0.45% to 1.50%) based upon the Company's senior unsecured debt rating. The Company must also pay a quarterly facility fee of 0.15% per annum on the Credit Facility commitment. In addition, approximately $1.1 million of loan origination fees will be amortized to interest expense over three years, the term of the Credit Facility.

        No amounts were owed on the Credit Facility at December 31, 2003.

Senior Notes

        In March 1998, the Company issued $160.0 million of 7.10% and $240.0 million of 7.45% unsecured Senior Notes due March 4, 2003 and 2008 (the "1998 Senior Notes"), respectively. Interest is payable semi-annually in March and September. Discount and issuance costs approximated $6.7 million and are being amortized to interest expense over the term of the 1998 Senior Notes. In 2002, the Company redeemed $40.8 million of the $160.0 million 7.10% Senior Notes. During the first quarter of 2003, the Company repaid the outstanding $119.2 million 7.10% senior notes through its Credit Facility. At December 31, 2003, the Company had approximately $4.1 million of unamortized discount and issuance costs associated with the $240.0 million unsecured Senior Notes.

        In November 2001, the Company issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011 (the "2001 Senior Notes"). Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.9 million and are being amortized to interest expense over the term of the 2001 Senior Notes. At December 31, 2003, the Company had approximately $1.5 million of unamortized discount and issuance costs.

        At the Company's option, the 1998 Senior Notes and 2001 Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

  •
  the principal amount of the Senior Notes; or

  •
  the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.375% for Senior Notes due 2008, and 0.35% for the Senior Notes due 2011.

Debentures

        In June 1996, the Company issued $100.0 million of debentures bearing an interest rate of 7.05% per annum due June 1, 2026. Interest is payable semi-annually in June and December. Discount and issuance costs of approximately $1.5 million are being amortized to interest expense over the term of the debentures. The debentures may be repaid, in whole or in part, on June 1, 2006 at the option of the holders of the debentures. In March 1998, the debenture agreement was amended to increase the June 1, 2006 redemption price to 103.9% of the principal amount, together with accrued interest to June 1, 2006. The debentures may be redeemed, in whole or in part, at the Company's option at any time after June 1, 2006, at a redemption price equal to the greater of:

  •
  the principal amount of the debentures; or

  •
  the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury issue rate plus a margin of 0.1%.

Other Long-term Debt

        Other long-term debt at December 31, 2003 consists principally of $27.8 million of notes used to fund the operations of the Company's international subsidiaries. Some of the notes issued by the Company's international subsidiaries are secured by their assets. Notes used to fund international subsidiaries amounted to $29.2 million at December 31, 2002. Capitalized lease obligations of $9.6 million in 2003 and $9.7 million in 2002 are also included in other long-term debt.

Covenants

        Certain of the Company's borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2003, the Company was in compliance with all such covenants.

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

Foreign Currency

        The Company manufactures its products principally in the United States, but generated approximately 44% of its revenues in 2003 from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary's local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or "foreign currency contracts") to hedge the foreign currency exposure resulting from intercompany sales to the Company's international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

        The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

        Prior to the adoption of Derivatives Implementation Issue G20, "Cash Flow Hedges: Assessing and Measuring the Effectiveness of a Purchased Option Used in a Cash Flow Hedge", during the quarter ended September 30, 2001, changes in time value were excluded from the assessment of hedge effectiveness for options designated as cash flow hedges. Hedge ineffectiveness associated with the Company's cash flow hedges was immaterial for the years ended December 31, 2003 and 2002.

        In July 2001 and July 2002, the Company entered into foreign currency swap contracts to hedge a net investment in a foreign operation. These foreign currency swap contracts were designated as net investment hedges. The July 2001 net investment hedge was terminated in June 2002 resulting in a minimal gain. The July 2002 net investment hedge was terminated in July 2003 resulting in a minimal gain.

        Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income) and expense upon the recognition of the hedged transaction. The Company estimates that substantially all of the $41.7 million unrealized loss ($25.0 million after tax) included in other comprehensive income at December 31, 2003 will be reclassified to other non-operating (income) and expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at December 31, 2003 which settle as late as December 2004.

Interest Rate

        The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

        In March 1998, the Company entered into reverse interest rate swap contracts totaling $300.0 million associated with the issuance of the $400.0 million 1998 Senior Notes. In April 2002, the Company terminated $240.0 million of these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that is being amortized over the remaining original terms of the swap agreement (March 2008). In October 2001, the Company terminated the remaining $60.0 million of these reverse interest rate swap contracts, resulting in a deferred gain of $2.7 million that was amortized through the remaining original terms of the swap agreement (March 2003).

        In April 2002, the Company entered into reverse interest rate swap contracts totaling $335.0 million: $100.0 million swap contract associated with the issuance of the $160.0 million Senior Notes due 2003 and $235.0 million of swap contracts associated with the issuance of the $235.0 Senior Notes due 2011. The $100 million swap contract terminated in March 2003.

        Pursuant to the Company's reverse interest rate swap agreements associated with the Senior Note due 2011, the Company receives an average fixed interest rate of 5.7% and pays a floating interest rate based on the LIBOR (1.2% at December 31, 2003). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At December 31, 2003 the fair value of the reverse interest rate swaps associated with the Senior Notes due 2011 was $22.2 million and is included in other long-term assets. An offsetting $22.2 million credit is included in long-term debt as a fair value adjustment.

9.     Other Non-operating (Income) and Expense

        Other non-operating (income) and expense includes:

	2003	2002	2001
Investment write downs	$2.8	$4.0	$4.7
Gain on sales of sales type lease receivables	(3.4)	(3.1)	(3.5)
Foreign exchange and related derivative activity	29.8	3.8	(11.6)
Other	(2.8)	2.0	(1.9)

Total	$26.4	$6.7	$(12.3)

10.   Income Taxes

        The components of earnings before income taxes were:

	2003	2002	2001
U.S.	$228.4	$93.1	$128.9
Non-U.S.	44.4	85.8	76.1

	$272.8	$178.9	$205.0

        The provision for income taxes consisted of the following:

	2003	2002	2001
Current
U.S. federal	$7.0	$12.2	$32.7
Non-U.S.	16.0	17.0	14.7
U.S. state	3.9	3.3	5.9

Total current	26.9	32.5	53.3

Deferred
U.S. federal	40.7	5.8	4.4
Non-U.S.	(2.0)	5.1	5.8

Total deferred, net	38.7	10.9	10.2

Total	$65.6	$43.4	$63.5

        Income tax benefits attributable to the exercise of non-qualified employee stock options of $11.9 million, $6.2 million and $7.6 million in 2003, 2002 and 2001, respectively, are recorded directly to additional paid-in-capital.

        The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	2003	2002	2001
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	0.9	1.2	1.9
Ireland income	(2.6)	(3.9)	(3.1)
Nondeductible goodwill	—	—	1.7
Non-U.S. taxes	0.8	(0.4)	0.2
Foreign income taxed in the U.S., net of credits	(2.2)	(2.3)	(0.6)
Income tax examination settlements and tax return reconciliations	(2.5)	(2.1)	(3.4)
Non-taxable Coulter escrow account litigation settlement	(4.2)	—	—
Other	(1.1)	(3.2)	(0.7)

Effective tax rate	24.1%	24.3%	31.0%

        Subsidiaries operating in Ireland and China are taxed at substantially lower income tax rates than the U.S. federal statutory tax rate. The lower tax rate reduced expected taxes by approximately $7.1 million in 2003, $7.0 million in 2002 and $6.4 million in 2001.

        The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities consists of the following at December 31:

	2003	2002
Deferred tax assets
Accrued expenses	$22.4	$29.9
Compensation	23.4	18.8
International	38.7	27.5
Inventories	5.9	5.8
Post employment benefits	47.4	54.9
Purchase and assumed liabilities	0.9	1.6
Restructuring costs	1.2	0.1
Tax credits (primarily research and development)	19.8	15.0
Minimum pension liability	1.6	32.8
Derivatives qualifying as hedges	16.7	4.6
Other	32.8	35.0

	210.8	226.0
Less: Valuation allowance	(45.3)	(53.1)

Total deferred tax assets	165.5	172.9

Deferred tax liabilities
Accelerated depreciation	(16.4)	(11.8)
Deferred service contracts	(8.0)	(10.6)
Intangibles	(105.0)	(111.1)
International	(16.1)	(12.9)
Sale-leaseback	(13.9)	(10.6)
Leases	(4.0)	(4.1)
Retirement benefits	(50.5)	—
Other	(50.9)	(44.1)

Total deferred tax liabilities	(264.8)	(205.2)

Net deferred tax liability	$(99.3)	$(32.3)

        The Company's tax credits of $19.8 million at December 31, 2003 are scheduled to expire in the years 2015 to 2019.

        At December 31, 2003, the Company had a valuation allowance of $45.3 million associated with certain longer term deferred tax assets due to uncertainties regarding their realizability. The Company believes that the remaining deferred income tax assets will be realized based upon its historical pre-tax earnings, adjusted for significant items such as non-recurring charges. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these deferred tax assets.

        During the year ended December 31, 2003, the Company decreased its valuation allowance by $7.8 million, $9.2 million was due primarily to the utilization of certain deferred tax assets related to the acquisition of Coulter, offset by an increase of $1.4 million related to certain loss carryforwards that may not be realized. Of the $45.3 million of valuation allowance at December 31, 2003, none of it relates to valuation allowances established for certain deferred tax assets acquired from Coulter.

        Non-U.S. withholding taxes and U.S. taxes have not been provided on approximately $324.0 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by credits for foreign income taxes paid. Determination of the deferred tax liability related to unremitted earnings of foreign operations is not practicable.

11.   Employee Benefits

Incentive Compensation Plan

        In 1998, the Company adopted the 1998 Incentive Compensation Plan (the "1998 Plan"), which replaced a 1990 Plan. An initial 4.0 million shares were reserved under the 1998 Plan. Granted options typically vest over three or four year periods and expire ten years from the date of grant. Each year, commencing January 1, 1999, the number of shares available under the 1998 Plan will increase by 1.5% of the number for voting purposes of common stock issued and outstanding as of the prior December 31. In the fourth quarter of 2003, the Company issued the majority of the remaining shares available for issuance under the 1998 Plan. Accordingly, the Company is currently requesting shareholder approval to reserve up to 6.5 million shares for issuance under a new incentive compensation plan.

        The following is a summary of the option activity, including weighted average option information (in thousands, except per option information):

	2003		2002		2001
	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	7,878	$28.98	7,163	$25.22	7,390	$20.45
Granted	2,878	39.21	1,383	43.53	1,434	38.63
Exercised	(1,436)	20.52	(634)	17.85	(1,615)	15.23
Canceled	(147)	35.40	(34)	35.12	(46)	27.96

Outstanding at end of year	9,173	33.40	7,878	28.98	7,163	25.22

Exercisable at end of year	4,537	27.40	4,881	23.52	4,372	20.62
Range of Exercise Prices	Options Outstanding at December 31, 2003	Weighted Average Exercise Price Per Outstanding Option	Weighted Average Remaining Contractual Life (Years)	Options Exercisable at December 31, 2003	Weighted Average Exercise Price Per Exercisable Option
$ 0.00 to $17.00	316	$14.17	0.9	316	$14.17
$17.01 to $22.00	1,262	20.43	3.1	1,262	20.43
$22.01 to $27.00	1,937	25.91	5.1	1,641	25.99
$27.01 to $32.00	1,522	28.86	8.7	170	29.62
$32.01 to $37.00	95	35.10	7.4	51	35.69
$37.01 to $42.00	1,337	38.62	6.5	693	38.57
$42.01 to $47.00	1,288	43.07	7.8	351	43.09
$47.01 to $52.00	1,416	50.57	7.1	53	51.52

	9,173			4,537

Restricted Stock

        Under the 1998 Incentive Compensation Plan, the Company may issue shares of restricted stock to its employees. During 2003, the Company issued 0.1 million shares of restricted stock at a weighted average fair value of $30.18 per share. These shares vest based on the passage of time generally over 3 to 5 years. The Company has accounted for the issuance of the restricted stock by crediting the fair value of the restricted shares on the date of grant of $4.0 million to treasury stock. An offsetting amount was recorded to unearned compensation, and is included in stockholders' equity. Unearned compensation is being amortized to income over the respective 3 to 5 year vesting periods and amounted to $0.9 million for the year ended December 31, 2003.

Stock Purchase Plan

        The Company has a stock purchase plan that operates in accordance with section 423 of the Internal Revenue Code whereby all United States employees and employees of certain subsidiaries outside the United States can purchase the Company's common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. During 2003, 2002 and 2001, employees purchased 0.3 million shares, 0.3 million shares and 0.3 million shares, respectively. 3.0 million shares remain available for purchase under the plan at December 31, 2003.

Stock Appreciation Rights

        The Company periodically awards stock appreciation rights to certain employees of its international subsidiaries. These rights vest over two, three or four years. Compensation expense for these rights is based on changes between the grant price and the fair market value of the rights. The compensation effect attributable to the stock appreciation rights was $3.9 million during 2003 and immaterial during 2002 and 2001.

Post Employment Benefits

        Pursuant to SFAS No. 112 "Employers Accounting for Post Employment Benefits," the Company recognizes an obligation for certain benefits awarded to individuals after employment but before retirement. During 2003, 2002 and 2001, the Company recorded charges of $2.1 million, $4.3 million and $3.8 million, respectively, associated with its post employment obligations. Excluded from these amounts are obligations arising from restructuring activities. See Note 4 for a discussion of the $18.5 million restructure charge recorded in 2003.

Grantor Trust for Beckman Coulter, Inc. Executive Plans

        In May 2002, the Company established an irrevocable grantor trust (the "Trust") to provide a source of funds to assist the Company in meeting its obligations under various executive and director deferred compensation benefit plans. Periodically, the Company's common stock obligations under the plans are estimated and the Trust is funded in the amount of those obligations.

        The Trust has been consolidated in the Company's financial statements. The $14.1 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the accompanying balance sheet as components of Stockholders' Equity at December 31, 2003. The common stock was acquired in the open market. The Trust will hold the common stock for the benefit of the participants and will distribute the stock to the participants in accordance with the provisions of the plans. The participants may elect to receive distributions over one to 15 years, upon termination of service.

12.   Retirement Benefits

Defined Benefit Pension Plans

        The Company provides pension benefits covering the majority of its employees. Pension benefits for Beckman Coulter's domestic employees are based on age, years of service and compensation rates. The Company's funding policy is to provide currently for accumulated benefits, subject to federal regulations.

        Certain of the Company's international subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans. Unfunded foreign pension obligations are recorded as a liability on the Company's consolidated balance sheets.

        Consolidated pension expense was $24.7 million in 2003, $17.2 million in 2002 and $13.4 million in 2001. Pension expense for international plans was $4.9 million in 2003, $4.3 million in 2002 and $4.3 million in 2001. The annual pension expense is determined by the Company's actuaries in accordance with the actuarial accounting requirements of SFAS No. 87 "Employers' Accounting for Pensions."

Postretirement Plan

        The Company's Postretirement Plan provides certain healthcare and life insurance benefits for retired United States employees and their dependents. Eligibility under the Postretirement Plan and participant cost sharing is dependent upon the participant's age at retirement, years of service and retirement date.

        On December 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was signed into law. As permitted by FASB Staff Position No. 106-1, the Company's measurements of the accumulated postretirement benefit obligation and net periodic postretirement benefit cost included herein do not reflect the effects of the Act on its postretirement plan as specific authoritative guidance on the accounting for the Act is pending.

        The following represents required disclosures regarding benefit obligations, plan assets and the weighted average assumptions utilized for the Pension and Postretirement Plans determined by outside actuarial valuations:

	Pension Plans		Postretirement Plan
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation at beginning of year	$533.7	$510.6	$102.0	$120.0
Service cost	17.1	16.5	2.8	3.9
Interest cost	36.5	36.2	7.9	8.0
Actuarial (gain) loss	50.2	(1.2)	21.0	4.1
Benefits paid	(36.8)	(28.4)	(7.9)	(8.5)
Amendments	—	—	(4.8)	(28.2)
Plan participant contribution	—	—	2.7	2.7

Benefit obligation at end of year	600.7	533.7	123.7	102.0

Change in plan assets:
Fair value of plan assets at beginning of year	342.6	407.3	—	—
Employer contribution	149.5	24.8	5.2	5.9
Plan participant contribution	—	—	2.7	2.7
Actual return (loss) on plan assets	91.8	(61.1)	—	—
Benefits paid	(36.8)	(28.4)	(7.9)	(8.6)

Fair value of plan assets at end of year	547.1	342.6	—	—

Funded status	(53.6)	(191.1)	(123.7)	(102.0)
Unrecognized net actuarial loss	161.2	166.3	32.9	13.5
Unrecognized prior service cost	14.7	17.0	(24.8)	(24.0)

Prepaid (accrued) benefit cost	$122.3	$(7.8)	$(115.6)	$(112.5)

Net amount on balance sheet consists of:
Prepaid benefit cost	$143.7	$—	$—	$—
Intangible asset	—	18.4	—	—
Accrued benefit liability	(25.5)	(108.1)	(115.6)	(112.5)
Accumulated other comprehensive income, including $1.6 million and $32.8 million deferred tax asset for 2003 and 2002, respectively	4.1	81.9	—	—

Net amount on balance sheet	$122.3	$(7.8)	$(115.6)	$(112.5)

Discount rate	6.3%	7.0%	6.3%	7.0%
Rate of compensation increase	3.0%	3.0%	—	—

        The following table lists the components of the net periodic benefit cost of the plans and the weighted-average assumptions utilized as of December 31 for the periods indicated:

	Pension Plans			Postretirement Plan
	2003	2002	2001	2003	2002	2001
Service cost	$17.1	$16.5	$14.0	$2.8	$3.9	$3.2
Interest cost	36.4	36.2	34.1	7.9	8.0	7.3
Expected return on plan assets	(40.7)	(42.7)	(41.2)	—	—	—
Amortization of prior service costs	2.6	2.6	1.9	(4.1)	(0.8)	(0.1)
Amortization of actuarial loss	4.4	0.3	0.3	1.7	—	—

Net periodic benefit cost	19.8	12.9	9.1	8.3	11.1	10.4
Gain due to curtailment	—	—	—	—	(4.2)	—

Total benefit	$19.8	$12.9	$9.1	$8.3	$6.9	$10.4

Discount rate	7.0%	7.3%	7.3%	7.0%	7.3%	7.3%
Expected return on plan assets	9.0%	9.8%	9.8%	—	—	—
Rate of compensation increase	3.0%	4.3%	4.3%	—	—	—

        In November 2002, the Company recorded a gain of $4.2 million as a result of a curtailment of a postretirement plan, whereby employees who had not met certain age and service requirements as of December 31, 2002 are no longer eligible to receive medical coverage upon retirement.

        The projected benefit obligation and the accumulated benefit obligation for the Company's qualified pension plans were $573.5 million and $528.9 million, respectively, as of December 31, 2003 and $511.6 million and $430.6 million, respectively, as of December 31, 2002.

        The projected benefit obligation and the accumulated benefit obligation for the Company's non-qualified pension plans with accumulated benefit obligations in excess of plan assets were $27.2 million and $25.5 million, respectively, as of December 31, 2003 and $22.1 million and $17.5 million, respectively, as of December 31, 2002. These pension plans have no plan assets.

Contributions

        The Company expects to contribute up to $30.0 million (unaudited) to the defined benefit pension and postretirement plans during 2004 depending on pending federal legislation.

Plan Assets

        The Company's pension plan weighted-average asset allocations by asset category at fair value are as follows:

Asset category	December 31, 2003	December 31, 2002
Equity securities	75%	74%
Debt securities	21%	18%
Real estate	3%	8%
Other	1%	—

Total	100%	100%

        Plan assets are invested using active investment strategies that employ multiple investment management firms. Managers within each asset class cover a range of investment styles and approaches and are combined in a way that controls for capitalization, and style biases (equities), and interest rate expectations (fixed income) vs. benchmark indices while focusing primarily on issue selection as a means to add value. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Company management and investment managers monitor performance against these targets.

        The target asset allocation is 72% equities, 20% fixed income and 8% real estate.

        Allowable investments include:

  Equities: Common stocks of large, medium, and small companies, which are predominantly U.S. based and equity securities issued by companies domiciled outside the U.S.

  Fixed Income: Fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the U.S. by non-U.S. banks and corporations (Yankee bonds). Up to 25% of the assets can be in debt securities that are below investment grade.

  Real Estate: Real estate investments consist of private partnerships, which invest in a variety of real estate opportunities, as well as core real estate funds that are well diversified by property type including office/commercial, multi-family, and retail.

        The overall expected long-term rate of return on assets assumption is based on the target asset allocation for Plan assets, capital markets forecasts for asset classes employed, and active management excess return expectations. The total return for bonds is based on an equilibrium yield assumed to be 6.0% for government bonds plus an additional 0.5% due to the exposure of corporate debt in an aggregate benchmark, for a total return of 6.5%. A 3.0% equity premium is added to the expected return of government bonds to arrive at the forecast for equity returns, both foreign and domestic. The expected return for real estate is based on the net income component of a broadly diversified portfolio of real estate properties. Equilibrium forecasts are used to reflect long-term expectations for the asset classes employed. To the extent asset classes are actively managed, an excess return premium is added. The following table illustrates the calculation to arrive at the expected long term rate of return assumption of 9.0%:

Asset Class	Target Allocation	Long Term Expected Return	Weighted Average Portfolio Return
Equities	72%	9.0%	6.5%
Fixed Income	20%	6.5%	1.3%
Real Estate	8%	7.0%	0.6%

Sub-total			8.4%
Active Management			0.6%

Total			9.0%

        The Company's actual rate of return over the 14 year period between 1989 and 2003 has averaged 9.12%.

Assumed Health Care Cost Trend Rates

        The assumed healthcare trend rate used in measuring the postretirement cost for 2003 is 10.0%, gradually declining to 5.0% by the year 2008 and remaining at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1.0% increase in assumed healthcare cost trend rates would increase the totals of the service and interest cost components for 2003 and the postretirement benefit obligation as of December 31, 2003 by $1.6 million and $18.5 million, respectively. A 1.0% decrease in assumed healthcare cost trend rates would decrease the total of the service and interest cost components for 2003 and the postretirement benefit obligation as of December 31, 2003 by $1.4 million and $15.3 million, respectively.

Defined Contribution Plan

        The Company has a defined contribution plan available to its domestic employees. Under the plan, eligible employees may contribute a portion of their compensation. Employer contributions are primarily based on a percentage of employee contributions and vest immediately. However, certain former Coulter employees are eligible for additional employer contributions based on age and salary levels, which become fully vested after five years of service. The Company contributed $16.4 million in 2003, $16.0 million in 2002 and $16.1 million in 2001 to the plan.

13.   Commitments and Contingencies

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

        To address contingent environmental costs, the Company establishes reserves when the costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the reserves established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on the Company's operations, financial condition or liquidity, although no assurance can be given in this regard.

        In 1983, the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency ("EPA") issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The EPA has agreed that the Company has completed remediation of a substantial portion of the site and has agreed that the Company can discontinue its pump and treat activities and implement monitored natural attenuation as the remedial action for the small portion of the site where remedial action is still needed. SmithKline Beckman, the Company's former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company's earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and

GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

        In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by the Company. In 1988, The Prudential Insurance Company of America ("Prudential"), which had purchased the property from the Company, filed suit against the Company in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for the upper water bearing unit. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable. The Company believes that additional remediation costs, if any, beyond those already provided for the contamination will not have a material adverse effect on the Company's operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

Litigation

        In September 2003, an Orange County, California Superior Court jury awarded the Company approximately $934.0 million in compensatory and punitive damages as the result of a lawsuit filed against Flextronics International, Ltd. ("Flextronics") and its U.S. subsidiary Flextronics USA, Inc., formerly known as Dovatron. The lawsuit was filed in the second quarter of 2001 seeking damages for breach of contract and other claims. In November 2003, the Company reached a settlement agreement with Flextronics in the amount of $23.0 million. This taxable settlement resolves the Company's claim for compensatory and punitive damages, includes reimbursement for legal and other related expenses and is recorded in operating income.

        During the first quarter of 2003, the Company settled its claims against an escrow account created as part of the Beckman Instruments, Inc. 1997 acquisition of Coulter Corporation to cover contingent pre-acquisition liabilities. The Company recorded, in operating income, a non-taxable credit of $28.9 million and related pretax expenses of $2.0 million ($1.2 million after taxes), resulting in a net credit of $27.7 million after taxes. The credit settles all of Beckman Coulter's claims against the escrow account, including the patent litigation settlement charge taken in the fourth quarter of 2002.

        In December 1999, Streck Laboratories, Inc. ("Streck") sued Beckman Coulter, Inc. and Coulter Corporation in the United States District Court for the District of Nebraska. Streck alleged that certain hematology control products sold by Beckman Coulter, Inc. and/or Coulter Corporation infringed each of six patents owned by Streck, and sought injunctive relief, damages, attorney fees and costs. Beckman Coulter, Inc., on behalf of itself and Coulter Corporation, denied liability. Trial of the action commenced in late October, 2002. On November 12, 2002, while the trial was underway, the parties reached a settlement of the litigation. Under the terms of the settlement, a judgment was entered that the six Streck patents are valid and were infringed by Beckman Coulter. Beckman Coulter also agreed to pay Streck a confidential, fixed amount for past infringement and a royalty going forward for a non-exclusive license under the six patents for hematology controls. The settlement of the Streck litigation for past infringement plus related expenses amounted to a $39.3 million charge that is recorded in operating income in 2002.

Lease Commitments

        The Company leases certain facilities, equipment and automobiles under operating lease arrangements. Certain of the leases provide for payment of taxes, insurance and other charges by the lessee. Rent expense was $92.1 million in 2003, $88.8 million in 2002 and $88.5 million in 2001.

        As of December 31, 2003, minimum annual rentals payable under non-cancelable operating leases aggregate $443.9 million, which is payable $65.8 million in 2004, $53.3 million in 2005, $46.5 million in 2006, $41.9 million in 2007, $39.6 million in 2008 and $196.8 million thereafter.

Other

        In addition to the sales of certain receivables discussed in Note 5 "Sale of Assets," the Company sells its instruments to a third party financing company who then leases the instruments to an end user. The agreement underlying these sales indicates the Company is responsible for up to 5% of end user customer payment defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities. These reserves were not material at December 31, 2003 and 2002.

14.   Earnings Per Share, Outstanding Shares and Treasury Stock

Earnings Per Share

        Basic earnings per share ("EPS") is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items, to common stock using the treasury stock method based upon the weighted-average fair value of the Company's common stock during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

Year Ended December 31, 2003	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net Earnings	$207.2	61.212	$3.38
Effect of dilutive stock options	—	3.281	(0.17)

Diluted EPS:
Net earnings	$207.2	64.493	$3.21

Year Ended December 31, 2002
Basic EPS:
Net Earnings	$135.5	61.777	$2.19
Effect of dilutive stock options	—	3.283	(0.11)

Diluted EPS:
Net earnings	$135.5	65.060	$2.08

Year Ended December 31, 2001
Basic EPS:
Earnings before accounting change	$141.5	60.515	$2.34
Effect of dilutive stock options	—	3.496	(0.13)

Diluted EPS:
Earnings before accounting change	$141.5	64.011	$2.21

        In 2003 and 2002, 1.5 million and 1.4 million shares, respectively, relating to the possible exercise of outstanding stock options were not included in the computation of diluted EPS as their effect would have been anti-dilutive. In 2001, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS.

Outstanding Shares

        The following is a detail of the Company's outstanding common stock shares:

	2003	2002	2001
Outstanding at beginning of year	61.0	61.2	59.7
Employee stock purchases	2.2	1.4	1.5
Treasury stock purchases (see below)	(1.2)	(1.3)	—
Common stock purchases held in grantor trust (see Note 11)	—	(0.3)	—

Outstanding at end of year	62.0	61.0	61.2

Treasury Stock

        In October 2002, the Company's Board of Directors authorized the repurchase of up to 5.0 million shares of the Company's common stock to pre-fund its stock-based employee benefit programs. The stock repurchase program is authorized to continue through October 2005. Through December 31,

2003, the Company repurchased 2.5 million shares. During 2003, the Company issued 0.1 million restricted stock awards out of treasury (see Note 11, "Employee Benefits").

15.   Business Segment Information

        The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. In 2002, the Company's organization had three reportable segments: (1) Clinical Diagnostics, (2) Life Science Research and (3) Specialty Testing. In the first quarter of 2003, the Company consolidated the Life Science Research and Specialty Testing segments under a new Biomedical Research segment. The Clinical Diagnostics segment encompasses diagnostic applications, principally in hospital laboratories. The Biomedical Research segment includes life sciences and drug discovery applications in universities, medical schools, medical centers, reference laboratories and pharmaceutical and biotechnology companies. It also focuses on customers in medical centers, reference laboratories and pharmaceutical research organizations who perform clinical trials, conduct disease related research and perform esoteric testing. All corporate and centralized activities, including financing transactions, are captured in a central shared services "Center", which is reflected in the tables below. The Company evaluates performance based on profit or loss from operations. Reportable segments are managed separately, since each business requires different technologies or products.

	For the years ended December 31,
	2003	2002	2001
Net sales
Routine Chemistry	$619.7	$579.0	$547.7
Immunodiagnostics	423.7	382.9	350.7

Total Chemistry	1,043.4	961.9	898.4

Hematology	497.9	456.6	433.0

Total Clinical Diagnostics	1,541.3	1,418.5	1,331.4

Robotic Automation/Genetic Analysis	153.9	168.5	167.5
Centrifuge/Analytical Systems	275.3	276.4	291.4
Specialty Testing	222.0	196.0	193.7

Total Biomedical Research	651.2	640.9	652.6

Consolidated	$2,192.5	$2,059.4	$1,984.0

Operating income (loss)
Clinical Diagnostics	$315.3	$281.8	$249.8
Biomedical Research	112.6	86.8	104.4
Center	(98.4)	(145.1)	(114.6)

Consolidated	$329.5	$223.5	$239.6

Interest income
Clinical Diagnostics	$(6.1)	$(6.6)	$(3.6)
Biomedical Research	—	(0.1)	—
Center	(3.8)	(1.1)	(4.0)

Consolidated	$(9.9)	$(7.8)	$(7.6)

Interest expense
Clinical Diagnostics	$0.2	$0.2	$—
Biomedical Research	—	—	—
Center	40.0	45.5	54.5

Consolidated	$40.2	$45.7	$54.5

Sales to external customers
Americas
United States	$1,229.0	$1,173.7	$1,119.5
Canada and Latin America	124.3	125.0	135.3

	1,353.3	1,298.7	1,254.8
Europe	572.6	514.6	484.7
Asia	266.6	246.1	244.5

Consolidated	$2,192.5	$2,059.4	$1,984.0

	December 31, 2003	December 31, 2002
Long-lived assets
Americas
United States	$1,202.0	$1,035.2
Canada and Latin America	25.2	32.1

	1,227.2	1,067.3
Europe	141.5	118.0
Asia	28.3	22.1

Consolidated	$1,397.0	$1,207.4

Total assets
Clinical Diagnostics	$1,552.8	$1,488.8
Biomedical Research	570.4	497.6
Center	435.0	277.2

Consolidated	$2,558.2	$2,263.6

Goodwill
Clinical Diagnostics	$335.1	$316.3
Biomedical Research	53.7	41.5
Center	—	—

Consolidated	$388.8	$357.8

16.   Investments

        At December 31, 2003 and 2002, the Company had $0.4 million and $1.4 million, respectively, of investments in non-marketable equity securities that were being accounted for at cost, absent an "other than temporary" impairment. These investments are included in other assets on the accompanying Consolidated Balance Sheets. The Company monitors the aforementioned investments for events that may result in declines in value that are other than temporary. Factors considered in evaluating whether a decline in fair value is other than temporary are:

  •
  The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;

  •
  The duration for and extent to which the fair value has been less than cost; and

  •
  The financial condition and near-term prospects of the issuer.

        During 2003 and 2002, the Company took impairment charges of $1.4 million and $4.0 million, respectively, related to investments in non-marketable equity securities that were being accounted for at cost, as there were "other than temporary" declines in value. These impairment charges are included in other non-operating expense.

        The $1.4 million impairment charge during 2003 was based on significant long-term decline in the fair value of the investee's stock.

        The $4.0 million impairment charge during 2002 was primarily based on a recapitalization of the investee in August 2002, which reduced the Company's effective ownership percentage (and thus its proportionate share of the fair value of the investee). The $4.7 million impairment charge during 2001 was primarily based on notification in March 2001 which indicated that the investee had been forced to seek bankruptcy protection.

17.   Goodwill and Other Intangibles

        The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The Company considers its SFAS No. 131 operating segments—Clinical Diagnostics, Life Science Research and Specialty Testing in 2002 and Clinical Diagnostics and Biomedical Research in 2003—to be its reporting units for purposes of testing for impairment as the components within each operating segment have similar economic characteristics and thus do not represent separate reporting units.

        The results for periods prior to adopting SFAS No. 142 have not been restated. Net earnings for the year ended December 31, 2001 includes $15.6 million ($18.8 million pretax) of amortization of goodwill and certain other intangible assets that were not recorded during the years ended

December 31, 2003 and 2002. For comparative purposes, the following provides the after-tax results for the year ended December 31, 2001 had SFAS No. 142 been adopted on January 1, 2001:

Reported net earnings	$138.4
Add back: Goodwill amortization	11.4
Tradename amortization	2.2
Core technology amortization	2.0

Adjusted net earnings	$154.0

Basic earnings per share:
Reported net earnings	$2.29
Goodwill amortization	0.19
Tradename amortization	0.04
Core technology amortization	0.03

Adjusted net earnings	$2.55

Diluted earnings per share:
Reported net earnings	$2.16
Goodwill amortization	0.18
Tradename amortization	0.03
Core technology amortization	0.03

Adjusted net earnings	$2.40

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

        To determine the fair value of the Company's reporting units as of January 1, the Company used a comparable industry revenue multiple approach for each of its two reportable units. Under this approach, the Company determined the average number of years' sales for certain companies in its reporting unit's industry that are required to equal that company's Enterprise Value, as defined ("comparable industry revenue multiple"). The Company then took the product of the revenues for each reporting unit and the comparable industry revenue multiple, which represented management's estimate of that reporting unit's fair value. In all cases, the fair value of the reporting unit was in excess of the reporting unit's book value, which resulted in no goodwill impairment (and thus step two of the goodwill impairment test was not required to be performed).

        The following presents activity for goodwill:

	Year Ended December 31, 2002
	Clinical Diagnostics	Biomedical Research	Total
Goodwill, December 31, 2001	$297.0	$38.6	$335.6
Intangible asset reclassification, offset by $9.9 million of deferred tax liabilities, see above	18.0	1.9	19.9
Purchase liability adjustment, offset by $0.4 million of deferred tax assets, see Note 3	(0.5)	—	(0.5)
Deferred tax purchase accounting adjustments	1.8	0.2	2.0
Currency translation adjustment	—	0.8	0.8

Goodwill, December 31, 2002	$316.3	$41.5	$357.8

	Year Ended December 31, 2003
	Clinical Diagnostics	Biomedical Research	Total
Goodwill, December 31, 2002	$316.3	$41.5	$357.8
Minority interest acquisition	2.9	—	2.9
Settlements of Coulter pre-acquisition tax contingencies	1.4	—	1.4
Acquisitions	—	10.6	10.6
Deferred tax purchase accounting adjustments	14.5	—	14.5
Currency translation adjustment	—	1.6	1.6

Goodwill, December 31, 2003	$335.1	$53.7	$388.8

        Disclosures pursuant to SFAS No. 141 "Business Combinations" related to the Company's 2003 acquisition activity are not included due to immateriality.

        The following provides information about the Company's intangible assets:

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$56.2	$(19.2)	$37.0	$56.2	$(16.1)	$40.1
Customer contracts	167.1	(40.4)	126.7	167.1	(33.7)	133.4
Other	34.9	(15.3)	19.6	45.5	(12.9)	32.6

	258.2	(74.9)	183.3	268.8	(62.7)	206.1
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6

	$398.3	$(74.9)	$323.4	$408.9	$(62.7)	$346.2

        Recorded intangible asset amortization expense for the year ended December 31, 2003 and 2002 was $12.6 million and $11.7 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is $12.9 million, $12.6 million, $12.5 million, $11.6 million and $11.4 million, respectively.

18.   Quarterly Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2003	2002	2003	2002	2003	2002	2003(a)	2002	2003	2002
Sales	$467.3	$446.7	$551.8	$516.1	$534.8	$501.1	$638.6	$595.5	$2,192.5	$2,059.4
Cost of sales	250.7	239.8	287.9	282.1	272.0	276.5	334.2	326.5	1,144.8	1,124.9

Gross profit	216.6	206.9	263.9	234.0	262.8	224.6	304.4	269.0	1,047.7	934.5

Selling, general and administrative	120.0	116.5	135.3	119.2	142.5	122.5	157.5	132.1	555.3	490.3
Research and development	45.5	41.4	47.4	47.0	46.5	47.3	54.9	45.7	194.3	181.4
Restructure charge	18.5	—	—	—	—	—	—	—	18.5	—
Litigation settlements	(26.9)	—	—	—	—	—	(23.0)	39.3	(49.9)	39.3

Operating income	59.5	49.0	81.2	67.8	73.8	54.8	115.0	51.9	329.5	223.5

Non-operating expense	11.8	9.0	9.7	8.0	19.0	14.9	16.2	12.7	56.7	44.6

Earnings before income taxes	47.7	40.0	71.5	59.8	54.8	39.9	98.8	39.2	272.8	178.9
Income taxes	3.1	12.0	19.3	17.9	14.8	7.8	28.4	5.7	65.6	43.4

Net earnings	$44.6	$28.0	$52.2	$41.9	$40.0	$32.1	$70.4	$33.5	$207.2	$135.5

Basic earnings per share	$0.73	$0.46	$0.86	$0.68	$0.65	$0.52	$1.14	$0.54	$3.38	$2.19
Diluted earnings per	0.70	0.43	0.82	0.64	0.62	0.49	1.07	0.53	3.21	2.08
Dividends per share	0.090	0.085	0.090	0.085	0.110	0.090	0.110	0.090	0.400	0.350
Stock price—High	34.03	51.07	42.03	52.47	46.98	48.25	51.31	39.72	51.31	52.47
Stock price—Low	28.50	42.18	33.87	43.57	40.60	36.98	46.38	25.78	28.50	25.78

(a)
In the fourth quarter of each year the Company records an accrual for its non-discretionary performance-based compensation plans as final performance against plan targets becomes known. Additionally, the Company charges an estimate of the costs of certain employee benefits to expense in each quarter of the year, and in the fourth quarter of each year, when these final costs are known, adjusts this accrual if necessary. Accordingly, the Company recorded a net charge of $18.7 million in the fourth quarter of 2003 for performance-based compensation and employee benefits. A similar net charge in the fourth quarter of 2002 was not material.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of December 31, 2003, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

Item 10. Directors and Officers of the Registrant

        Directors—the information with respect to directors required by this Item is incorporated herein by reference to those parts of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 1, 2004 entitled "ELECTION OF DIRECTORS" and "ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS."

        Executive Officers—The information with respect to executive officers required by this Item is set forth in Part I of this report.

        Code of Ethics—Beckman Coulter has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Beckman Coulter will provide a copy of the code of ethics to any person, without charge, upon request, by writing to the Company at "Beckman Coulter, Inc., Office of Investor Relations (M/S A-38-C), 4300 N. Harbor Blvd., P.O. Box 3100, Fullerton, CA 92834-3100".

Item 11. Executive Compensation

        The information with respect to executive compensation required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 1, 2004 entitled "EXECUTIVE COMPENSATION", excluding those sections entitled "ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH".

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information with respect to security ownership required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 1, 2004 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13. Certain Relationships and Related Transactions

        The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 1, 2004 entitled "ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS, Compensation Committee Interlocks and Insider Participation."

Item 14. Principal Accounting Fees and Services

        The information required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 1, 2004 entitled "INDEPENDENT PUBLIC ACCOUNTANTS".

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)
(1), (a)(2) Financial Statements and Financial Statement Schedules

(a)
(3)   Exhibits

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
3.1
Amended and Restated By-Laws of Beckman Coulter, as of June 10, 2003 (incorporated by reference to Exhibit 3.0 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2003, File No. 001-10109).
3.2
Fifth Restated Certificate of Incorporation dated April 24, 2000 (incorporated by reference to Exhibit 3.1 of the Company's submission on Form S-3 filed with the Securities and Exchange Commission on May 5, 2000, File No. 333-02317).
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

4.6
Amendment 1998-1 to Beckman Coulter's Employees' Stock Purchase Plan dated December 9, 1998 (incorporated by reference to Exhibit 4.6 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-10109).
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
4.11
Senior Indenture between Beckman Coulter, Inc. and Citibank N.A. as Trustee dated April 25, 2001 (incorporated by reference to Exhibit 4.1 to the submission on Form S-3/A filed with the Securities and Exchange Commission on April 26, 2001, File No. 333-58968).
4.12
First Supplemental Indenture dated as of November 19, 2001 among Beckman Coulter as Issuer, Coulter Corporation and Hybritech Incorporated as Guarantors, and Citibank N.A. as Trustee (incorporated by reference to Exhibit 4.12 of the Company's Form 10-K filed with the Securities and Exchange Commission on February 22, 2002, File No. 001-10109).
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
4.15
Beckman Coulter, Inc. Deferred Directors' Fee Program (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).
4.16	Master Trust Agreement for Beckman Coulter, Inc.'s Executive Plans (incorporated by reference to Exhibit 4.4 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).

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
10.3
Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998. (incorporated by reference to Exhibit 10.3 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1998, File No. 001-10109).
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
10.9
Restricted Stock Agreement and Election (Cycle Three—Economic Value Added Incentive Plan), adopted by Beckman Coulter in 1996 (incorporated by reference to Exhibit 10.15 of the Company's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No. 001-10109).
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
10.14
Stock Option Plan for Non-Employee Directors, amended and restated effective as of August 7, 1997, (incorporated by reference to Exhibit 4.1 of Beckman Coulter's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).
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
10.25
Distribution Agreement, dated as of April 11, 1989, among SmithKline Beckman Corporation Beckman Coulter, and Allergan, Inc. (incorporated by reference to Exhibit 3 of SmithKline Beckman Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).
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
*10.29
Amendment No. 1998-1, adopted and effective as of April 2, 1998, to Beckman Coulter's 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).
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
*10.45
Amendment 1999-1, adopted December 20, 1999, to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.52 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).
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
*10.48
Beckman Coulter, Inc. Savings Plan, Amendment 2000-1, dated June 5, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2000, File No. 001-10109).
*10.49
Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.50
Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-2, dated October 19, 2000 (incorporated by reference to Exhibit 10.2 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.51
Beckman Coulter, Inc. Executive Restoration Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.3 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).
*10.52
Form of Change in Control Agreement, dated as of January 1, 2001, between Beckman Coulter, certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.55 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.53
Amendment 2000-2 adopted December 21, 2000 to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.56 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).
*10.54
Executive Retention Incentive Program Summary (February 2001) (incorporated by reference to Exhibit 10.57 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).

*10.55
Amendment Number 2001-1 to the Beckman Coulter, Inc. Supplemental Pension Plan, adopted June 29, 2001 and effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.56
2001 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.2 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.57
Amendment Number 2001-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 1, 2001 (incorporated by reference to Exhibit 10.3 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.58
Amendment Number 2001-1 to the Beckman Coulter, Inc. Employees' Stock Purchase Plan, adopted September 25, 2001 (incorporated by reference to Exhibit 10.4 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.59
Addendum to the Agreement Regarding Retirement Benefits of Fidencio M. Mares, dated August 10, 2001 (incorporated by reference to Exhibit 10.5 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.60
Addendum to the Agreement Regarding Retirement Benefits of Albert Ziegler, dated August 20, 2001 (incorporated by reference to Exhibit 10.6 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).
*10.61
2002 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-10109).
10.62
Credit Agreement dated as of July 10, 2002 among Beckman Coulter, Inc. as Borrower, the Initial Lenders named therein, Citicorp USA, Inc. as Sole Administrative Agent, Bank of America, N.A. as Sole Syndication Agent, and Salomon Smith Barney, Inc. and Banc of America Securities, LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-10109).
10.63
Amendment Number 2002-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 25, 2002 (incorporated by reference to Exhibit 10.64 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-10109)
10.64
Amendment Number 2002-2 to the Beckman Coulter, Inc. Savings Plan, adopted December 20, 2002 (incorporated by reference to Exhibit 10.65 of Beckman Coulter's Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-10109).
*10.65
2003 Annual Incentive Plan (AIP) 2002 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2003, File No. 001-10109).

10.66	Amendment 2003-1 to the Beckman Coulter, Inc. Deferred Director's Fee Program adopted December 17, 2003.
10.67	Amendment 2003-1 to the Beckman Coulter, Inc. Executive Deferred Compensation Plan, adopted December 17, 2003.
10.68	Letter Agreement between Beckman Coulter, Inc. and Edgar E. Vivanco dated January 16, 2004.
11.
Statement regarding computation of per share earnings (incorporated by reference to the discussions of "Earnings Per Share" located in Note 14 of the Consolidated Financial Statements for the year ended December 31, 2003 included in Item 8 of this report).
21.	Significant Subsidiaries
23.	Consent of KPMG LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	II. Valuation and Qualifying Accounts
(b)
Reports on Form 8-K Filed During the Fourth Quarter ended December 31, 2003.

        1)    Results of Operations and Financial Condition "Beckman Coulter Announces 26.5% EPS Increase for Third Quarter 2003" filed October 30, 2003

        2)    Regulation FD Disclosure "Beckman Coulter Names Garrett President and Chief Operating Officer" filed December 19, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.

Date: February 5, 2004	By	/s/ JOHN P. WAREHAM John P. Wareham Chairman of the Board and Chief Executive Officer

POWER OF ATTORNEY

        Each person whose signature appears below appoints John P. Wareham, William H. May, and James T. Glover, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN P. WAREHAM John P. Wareham	Chairman of the Board and Chief Executive Officer	February 5, 2004
/s/ JAMES T. GLOVER James T. Glover	Vice President, Controller and Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 5, 2004
/s/ HUGH K. COBLE Hugh K. Coble	Director	February 5, 2004
/s/ PETER B. DERVAN, PH.D. Peter B. Dervan, Ph.D.	Director	February 5, 2004

Ronald W. Dollens	Director	February , 2004
/s/ CHARLES A. HAGGERTY Charles A. Haggerty	Director	February 5, 2004
/s/ VAN B. HONEYCUTT Van B. Honeycutt	Director	February 5, 2004
/s/ WILLIAM N. KELLEY, M.D. William N. Kelley, M.D.	Director	February 5, 2004
/s/ RISA J. LAVIZZO-MOUREY, M.D. Risa J. Lavizzo-Mourey, M.D.	Director	February 5, 2004
/s/ GLENN S. SCHAFER Glenn S. Schafer	Director	February 5, 2004
/s/ BETTY WOODS Betty Woods	Director	February 5, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibit
10.66	Amendment Number 2003-1 to the Beckman Coulter, Inc. Deferred Director's Fee Program adopted December 17, 2003.
10.67	Amendment Number 2003-1 to the Beckman Coulter, Inc. Executive Deferred Compensation Plan adopted December 17, 2003.
10.68	Letter Agreement between Beckman Coulter, Inc. and Edgar E. Vivanco dated January 16, 2004.
21.	Subsidiaries
23.	Consent of KPMG LLP
31.	Rule 13a-14(a)/15d-14(a) Certifications
32.	Section 1350 Certifications
99.1	II. Valuation and Qualifying Accounts

QuickLinks

PART I
  Item 1. Business
Product Sales as a Percent of Total Product Sales
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters
  Item 6. Selected Financial Data —Dollars in millions, except amounts per share
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets (in millions)
Consolidated Statements of Operations (in millions, except amounts per share)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) (in millions, except amounts per share)
Consolidated Statements of Cash Flows (in millions)
Notes to Consolidated Financial Statements (tabular dollar amounts in millions, except amounts per share)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS