Form 10-Q
period 2004-03-31
BECKMAN COULTER INC
filed 2004-05-04
CIK 840467

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-10109

BECKMAN COULTER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-104-0600 (I.R.S. Employer Identification No.)
4300 N. Harbor Boulevard, Fullerton, California (Address of principal executive offices)	92834-3100 (Zip Code)

(714) 871-4848
(Registrant's telephone number, including area code)

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

        The number of outstanding shares of the registrant's common stock as of April 23, 2004 was 61,616,909 shares.

BECKMAN COULTER, INC.

FORM 10-Q
For the quarterly period ended March 31, 2004

Table of Contents

Part I.    Financial Information

Item 1.    Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$49.0	$74.6
Trade and other receivables, net	526.4	580.0
Inventories	419.8	389.0
Other current assets	109.5	117.6

Total current assets	1,104.7	1,161.2
Property, plant and equipment, net	404.8	398.9
Goodwill	389.6	388.8
Other intangibles, net	323.6	323.4
Other assets	312.3	285.9

Total assets	$2,535.0	$2,558.2

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$35.9	$39.3
Accounts payable, accrued expenses and other liabilities	428.1	484.8
Income taxes payable	60.2	54.1

Total current liabilities	524.2	578.2
Long-term debt, less current maturities	633.2	625.6
Deferred income taxes	151.8	151.9
Other liabilities	303.1	304.8

Total liabilities	1,612.3	1,660.5

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 65.3 and 64.7 at March 31, 2004 and December 31, 2003, respectively; shares outstanding 61.5 and 62.0 at March 31, 2004 and December 31, 2003, respectively	6.2	6.2
Additional paid-in capital	351.6	323.8
Retained earnings	668.2	639.9
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	54.1	34.6
Derivatives qualifying as hedges	(17.6)	(25.0)
Minimum pension liability adjustment	(2.5)	(2.5)
Treasury stock, at cost: 3.5 and 2.4 common shares at March 31, 2004 and December 31, 2003, respectively	(134.7)	(76.2)
Unearned compensation	(2.6)	(3.1)
Common stock held in grantor trust, at cost: 0.3 common shares at March 31, 2004 and December 31, 2003	(14.8)	(14.1)
Grantor trust liability	14.8	14.1

Total stockholders' equity	922.7	897.7

Total liabilities and stockholders' equity	$2,535.0	$2,558.2

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except amounts per share and share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Sales	$536.8	$467.3
Cost of sales	282.5	250.7

Gross profit	254.3	216.6

Operating costs and expenses:
Selling, general and administrative	138.5	120.0
Research and development	48.1	45.5
Restructure charge	—	18.5
Litigation settlement	—	(26.9)

Total operating costs and expenses	186.6	157.1

Operating income	67.7	59.5

Non-operating (income) and expenses:
Interest income	(2.8)	(2.0)
Interest expense	9.3	11.4
Other, net	11.8	2.4

Total non-operating expenses	18.3	11.8

Earnings before income taxes	49.4	47.7
Income taxes	13.8	3.1

Net earnings	$35.6	$44.6

Basic earnings per share	$0.57	$0.73
Diluted earnings per share	$0.54	$0.70
Weighted average number of shares outstanding (in thousands):
Basic	62,078	61,143
Diluted	66,063	63,515

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(Unaudited)

	Three Months Ended March 30,
	2004	2003
Net cash provided by operating activities	$48.6	$51.4

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(29.2)	(28.1)
Payments for business acquisitions and technology licenses	(3.5)	(4.0)

Net cash used in investing activities	(32.7)	(32.1)

Cash Flows from Financing Activities:
Dividends to stockholders	(7.3)	(5.5)
Proceeds from issuance of stock	17.6	4.9
Proceeds from employee stock purchase plan	3.3	2.5
Repurchases of common stock for treasury	(54.6)	(22.1)
Repurchase of common stock held in grantor trust	(0.7)	(0.1)
Notes payable (reductions) borrowings, net	(3.1)	76.1
Long-term debt reductions	(1.6)	(119.2)

Net cash used in financing activities	(46.4)	(63.4)

Effect of exchange rates on cash and cash equivalents	4.9	4.3

Decrease in cash and cash equivalents	(25.6)	(39.8)
Cash and cash equivalents—beginning of period	74.6	91.4

Cash and cash equivalents—end of period	$49.0	$51.6

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. Report by Management

        Beckman Coulter, Inc. and its wholly-owned subsidiaries (the "Company") prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States have been condensed or omitted.

        The financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company's results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company's annual report on Form 10-K for the year ended December 31, 2003.

        Revenues, expenses, assets and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

        Certain prior year amounts have been reclassified to conform to the current year presentation.

2. Recent Accounting Developments

        On April 12, 2004, the FASB issued FASB Staff Position ("FSP") No. FAS 106-b, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-b supersedes FSP FAS 106-1. This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP also requires employers to provide certain disclosures regarding the effect of the federal subsidy provided by the Act. This FSP will be effective for the Company's quarter ending September 30, 2004. The Company is in the process of evaluating the impact of this FSP on its other postretirement benefits expense.

3. Provision for Restructuring Operations

        In January 2003, the Company announced a strategic reorganization of its business to combine its Life Science Research and Specialty Testing divisions into a single Biomedical Research Division. The objective of the restructure was to enable the Company to better leverage its technologies and products across the entire life sciences and clinical research customer base. The reorganization plan also included a refocus of the Company's international operations to improve profitability. The reorganization resulted in a 3% reduction in the Company's workforce and a pre-tax charge of $18.5 million primarily related to employee termination costs. The charge taken against first quarter 2003 earnings represents the total amount incurred under the plan except for the potential impact of currency fluctuations relative to projected currency rates. The reorganization plan was substantially completed in the second quarter of 2003. However, certain employee termination costs from the restructure will be paid through the third quarter of 2004.

        The following is a reconciliation of the restructure activity and accrual included in accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets (in millions):

	Initial Accrual	Cash Payments in 2003	Balance at December 31, 2003	Cash Payments in 2004	Balance at March 31, 2004
Employee termination	$17.5	$(14.1)	$3.4	$(1.3)	$2.1
Other	1.0	(1.0)	—	—	—

Total	$18.5	$(15.1)	$3.4	$(1.3)	$2.1

4. Derivatives

        The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company's objectives for holding derivatives are to minimize currency and interest rate risks using the most effective methods to eliminate or reduce the impacts of these exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no planned underlying exposures. The following paragraphs discuss in more detail the Company's foreign currency and interest rate exposures and related derivative instruments.

Foreign Currency

        The Company manufactures its products principally in the United States, but generated approximately 44% of its revenues in 2003 from sales made outside the United States through its international subsidiaries. Sales generated by international subsidiaries generally are denominated in the subsidiary's local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or "foreign currency contracts") to hedge the foreign currency exposure resulting from the Company's intercompany sales to its international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

        The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

        Hedge ineffectiveness associated with the Company's cash flow and fair value hedges was immaterial for the three months ended March 31, 2004 and 2003. No fair value or cash flow hedges were discontinued in the three months ended March 31, 2004 and 2003.

        Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income) and expenses upon the recognition of the hedged transaction. The Company estimates that substantially all of the unrealized loss included in accumulated other comprehensive income (loss) of $29.3 million ($17.6 million after taxes) at March 31, 2004 will be reclassified to other non-operating (income) and expenses within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at March 31, 2004 which settle as late as December 2004.

Interest Rate

        The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

        Pursuant to the Company's reverse interest rate swap agreements associated with the Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7%, and pays a floating interest rate based on the LIBOR (1.1% at March 31, 2004). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At March 31, 2004, the fair value of the reverse interest rate swaps associated with the Senior Notes due in 2011 was $29.7 million and is included in other long-term assets. An offsetting $29.7 million credit is included in long-term debt as a fair value adjustment.

5. Comprehensive Income

        The Company's components of comprehensive income include net earnings, foreign currency translation adjustments and gains and losses on derivatives qualifying as hedges, as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Net earnings	$35.6	$44.6

Foreign currency translation adjustment	19.5	26.9

Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of zero and $2.8 for the three months ended March 31, 2004 and 2003, respectively	0.1	(9.0)
Reclassifications to non-operating income, net of income taxes of $4.9 and $1.6 for the three months ended March 31, 2004 and 2003, respectively	7.3	2.4

	7.4	(6.6)

Comprehensive income	$62.5	$64.9

6. Earnings Per Share

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share ("EPS") (in millions, except amounts per share):

	Three Months Ended March 31,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$35.6	62.078	$0.57	$44.6	61.143	$0.73
Effect of dilutive stock options	—	3.985	(0.03)	—	2.372	(0.03)

Diluted EPS:
Net earnings	$35.6	66.063	$0.54	$44.6	63.515	$0.70

        For the three months ended March 31, 2004, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS. For the three months ended March 31, 2003, there were 2.9 million shares relating to the possible exercise of outstanding stock options that were not included in the computation of diluted EPS as their effect would have been anti-dilutive.

7. Sale of Assets

        The Company sold certain of its receivables ("Receivables") during the three months ended March 31, 2004 and 2003, primarily in Japan and in the U.S., respectively. The net book value of financial assets sold was $20.0 million for which the Company received approximately $19.8 million in cash proceeds. During the three months ended March 31, 2003, the Company sold Receivables with a net book value of $16.1 million for cash proceeds of approximately $17.3 million. These transactions were accounted for as sales and as a result the related Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets. The agreements underlying the Receivable sales typically contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrues a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, the Company typically services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the remaining life of the service period. At March 31, 2004 and December 31, 2003, there was $1.0 million and $1.1 million, respectively of deferred service fees included in accrued liabilities on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2004 and 2003, there was $0.1 million and $0.1 million, respectively, of deferred service fees amortized to income.

8. Composition of Certain Financial Statement Items

        Inventories consisted of the following (in millions):

	March 31, 2004	December 31, 2003
Finished products	$286.0	$274.5
Raw materials, parts and assemblies	113.4	95.6
Work in process	20.4	18.9

	$419.8	$389.0

        Changes in the product warranty obligation for the three months ended March 31, 2004 are as follows (in millions):

Balance as of December 31, 2003	$14.7
New warranties expense	14.0
Payments and adjustments	(14.6)

Balance as of March 31, 2004	$14.1

9. Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the three months ended March 31, 2004 were as follows (in millions):

	Clinical Diagnostics	Biomedical Research	Total
Goodwill, December 31, 2003	$335.1	$53.7	$388.8
Minority interest	0.2	—	0.2
Settlements of pre-acquisition tax contingencies	0.2	—	0.2
Currency translation adjustment	—	0.4	0.4

Goodwill, March 31, 2004	$335.5	$54.1	$389.6

        Other intangible assets consisted of the following (in millions):

	March 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$56.2	$(20.0)	$36.2	$56.2	$(19.2)	$37.0
Customer contracts	167.1	(42.1)	125.0	167.1	(40.4)	126.7
Other	38.5	(16.2)	22.3	34.9	(15.3)	19.6

	261.8	(78.3)	183.5	258.2	(74.9)	183.3
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6

	$401.9	$(78.3)	$323.6	$398.3	$(74.9)	$323.4

        Recorded intangible asset amortization expense for the three months ended March 31, 2004 and 2003 was $3.3 million and $3.2 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is $12.8 million, $12.7 million, $12.6 million, $11.6 million and $11.4 million, respectively.

10. Retirement Benefits

        The following table lists the components of the net periodic benefit cost for the three months ended March 31, 2004 and 2003 (in millions):

	Pension Plans		Postretirement Plan
	2004	2003	2004	2003
Service cost	$4.6	$4.3	0.8	$0.7
Interest cost	8.8	9.1	1.9	2.0
Expected return on plan assets	(12.2)	(10.2)	—	—
Amortization of prior service costs	0.6	0.7	(1.2)	(1.0)
Amortization of actuarial loss	1.7	1.1	0.6	0.4

Net periodic benefit cost	$3.5	$5.0	$2.1	$2.1

11. Commitments and Contingencies

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

        In March 2003, the Company settled a dispute associated with an escrow account created as part of the 1997 acquisition of Coulter Corporation to cover contingent pre-acquisition liabilities. As a result of the settlement, the Company recorded a $28.9 million non-taxable credit to operating income. The Company also recorded a tax deductible charge of approximately $2.0 million for legal fees related to its escrow claim and settlement. The credit settled all of Beckman Coulter's claims against the escrow account, including the patent litigation settlement charge taken in the fourth quarter of 2002.

        In addition to the sales of certain receivables discussed in Note 7 "Sale of Assets," the Company sells its instruments to a third party financing company who then leases the instruments to end users.

The agreement underlying these sales indicates the Company is responsible for up to 5% of end user customer payment defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities. These reserves were not material at March 31, 2004 or December 31, 2003.

12. Business Segment Information

        The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. The Company's two reportable segments are Clinical Diagnostics and Biomedical Research. The Clinical Diagnostics segment encompasses the detection and monitoring of disease by means of laboratory evaluation and analysis of bodily fluids, cells and other substances from patients. The Biomedical Research segment focuses on customers doing research in university and medical school laboratories, research institutes, government laboratories and biotechnology and pharmaceutical companies. All corporate and centralized activities, including financing transactions, are captured in a central shared services "Center," which is reflected in the tables below. The Company evaluates performance based on profit or loss from operations. Reportable segments are managed separately, since each business requires different technologies or products.

	Three Months Ended March 31,
(in millions)	2004	2003
Net sales:
Clinical Diagnostics	$389.7	$334.1
Biomedical Research	147.1	133.2
Center	—	—

Consolidated	$536.8	$467.3

Operating income:
Clinical Diagnostics	$70.9	$57.6
Biomedical Research	16.8	10.2
Center	(20.0)	(8.3)

Consolidated	$67.7	$59.5

Interest income:
Clinical Diagnostics	$(1.7)	$(1.8)
Biomedical Research	(0.3)	—
Center	(0.8)	(0.2)

Consolidated	$(2.8)	$(2.0)

Interest expense:
Clinical Diagnostics	$—	$—
Biomedical Research	—	—
Center	9.3	11.4

Consolidated	$9.3	$11.4

Sales to external customers:
Americas
United States	$307.5	$274.7
Canada and Latin America	36.6	26.7

	344.1	301.4
Europe	135.8	118.8
Asia	56.9	47.1

Consolidated	$536.8	$467.3

	March 31, 2004	December 31, 2003
Long-lived assets:
Americas
United States	$1,220.4	$1,202.0
Canada and Latin America	25.8	25.2

	1,246.2	1,227.2
Europe	157.1	141.5
Asia	27.0	28.3

Consolidated	$1,430.3	$1,397.0

Total assets:
Clinical Diagnostics	$1,565.5	$1,552.8
Biomedical Research	542.8	570.4
Center	426.7	435.0

Consolidated	$2,535.0	$2,558.2

13. Stock Based Compensation

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Pursuant to APB No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized no compensation expense on its stock option plans. The Company also does not recognize compensation expense on stock issued to employees under its stock purchase plan. Compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding and unvested awards each year (in millions, except amounts per share):

	Three months ended March 31,
	2004	2003
Net earnings as reported	$35.6	$44.6
Stock-based employee compensation expense included in reported net earnings, net of tax	0.3	0.1
Pro forma compensation expense, net of tax	(4.0)	(3.0)

Pro forma net earnings	$31.9	$41.7

Earnings per share:
Basic-as reported	$0.57	$0.73
Basic-pro forma	$0.51	$0.68
Diluted-as reported	$0.54	$0.70
Diluted-pro forma	$0.48	$0.66

        On April 1, 2004, the 2004 Long-Term Performance Plan was approved by the Company's shareholders, authorizing the issuance of up to 6.5 million shares of the Company's common stock. On the same date, the Company granted approximately 0.6 million immediately vesting stock options at an exercise price of $54.67 per share, equal to the market value of the Company's common stock on April 1, 2004. These options were granted under an arrangement, entered into in 2001, whereby stock options would be granted to certain executives after the Company's stock price reached $53.00 per share by a certain date and maintained this price for 30 consecutive trading days.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems that consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from lab solutions used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians' offices to aid in patient care. We compete in market segments that we estimate totaled approximately $38 billion in annual sales worldwide in 2003. We currently have products that address approximately half of that market.

        Our products compete in the Clinical Diagnostics and Biomedical Research markets. Clinical Diagnostics and Biomedical Research generated approximately 70% and 30% of 2003 revenues, respectively. Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our Clinical Diagnostic instruments are typically leased to customers under either operating-type lease or sales-type lease arrangements while our Biomedical Research products are typically cash sales. Approximately 64% of our 2003 revenues came from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in more than 130 countries, with approximately 44% of revenues in 2003 coming from sales outside the United States. Our strategy is to expand our market share as a leading provider of laboratory systems by the continued rollout of new products, along with several planned entries into new market segments such as high-volume immunoassay testing, forensics, bioterrorism and molecular pathology.

        The Clinical Diagnostics market has recently enjoyed modest growth as diagnostic test volumes continue to grow as a result of factors such as an aging population and greater acceptance of Western medicine in emerging countries. In Clinical Diagnostics, our customers are faced with increasing volumes of testing and a shrinking skilled labor pool while under constant pressure to contain costs. Our SYNCHRON LXi® 725 combined routine chemistry and immunoassay system, the UniCel® DxI 800 Access® immunoassay systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In 2003, we signed four assay development agreements one of which resulted in the introduction of a test for BNP (B-type natriuretic peptide), which is an indicator of congestive heart failure. In the first quarter of 2004, we signed a licensing agreement for iNOS (inducible nitric oxide) a new marker in blood that we plan to develop into a test to be used in the detection and management of patients at risk for developing sepsis, a potentially deadly medical condition. We also began shipping assays for pancreatic cancer and breast cancer. In hematology, we continue to automate more of the testing process with recently introduced platforms to serve high-volume hospital labs and small-to mid-sized labs.

        The Biomedical Research market is dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets. These Biomedical Research markets have struggled in recent years. However, spending on academic and government funded research is growing at a modest rate, differing country by country. In the U.S., National Institute of Health funding is up about 3% for 2004. Recently, we are seeing an increase in pharmaceutical and biotechnology research and development investment along with a growing need to simplify and automate testing in the clinical research market. These trends are starting to drive growth in certain areas of the Biomedical Research market. In Biomedical Research our strategy is focused on becoming a provider of solutions for our various customers. To serve customers researching proteins and their roles in the health of the human body, we have a number of products useful in all phases of proteomic research including our ProteomeLab™ PF 2D fractionation system, which simplifies and automates this type of research. We are also entering growing segments within the robotic automation market such as forensics, biological agent testing and molecular pathology. At the same time, we have introduced new products in centrifugation and genetic analysis to target the academic research markets. Our Cytomics FC 500 series of flow cytometers, which provides powerful cell analysis technology for disease and drug research, continues to be well accepted in the marketplace.

        Our after-market sales of chemistry kits, supplies and service allow us to generate substantial operating cash flow. In 2004, we anticipate using this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development and business and technology acquisitions, continue to repurchase shares of our common stock and increase our quarterly dividend to a 15-20% payout ratio over time

        We are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets including economic weakness, healthcare cost containment initiatives and constrained government funding. We believe we are addressing these risks by providing our customers automated and cost effective solutions. Additionally, in order to continue to grow the Company, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies, acquire and defend intellectual property, invest in research and development and make acquisitions. Otherwise, our current products could become technologically obsolete over time. We believe that our strong cash flow will enable us to continue to fund these activities. A large number of our products require marketing authorizations from the U.S. Food & Drug Administration ("FDA") and similar agencies in other countries. We have been successful in maintaining our compliance with these agencies in the past and believe that our internal policies are adequate to ensure continued approval of our new products.

Results of Operations

Revenues

        Sales were $536.8 million in the first quarter of 2004, an increase of 14.9% compared to $467.3 million in the first quarter of 2003. This increase was due primarily to increases in diagnostic system sales, hardware sales and our new product flow. The strengthening of foreign currencies, primarily the Euro, versus the U.S. dollar, also benefited the Company's growth rates. On a constant currency basis revenue growth for the quarter would have been 10.2%. The following provides key product and geographical sales information (dollar amounts in millions):

	March 31, 2004	March 31, 2003	Reported Growth %	Constant Currency Growth %*
Routine Chemistry	$156.2	$134.9	15.8	12.2
Immunodiagnostics	108.5	94.5	14.8	10.4

Total Chemistry	264.7	229.4	15.4	11.5

Hematology	125.0	104.7	19.4	15.0

Total Clinical Diagnostics	389.7	334.1	16.6	12.6

Robotic Automation/Genetic Analysis	31.3	30.9	1.3	(4.5)
Centrifuge/Analytical Systems	62.2	55.5	12.1	6.3
Total Specialty Testing	53.6	46.8	14.5	7.9

Total Biomedical Research	147.1	133.2	10.4	4.4

Total	$536.8	$467.3	14.9	10.2

Americas
United States	307.5	$274.7	11.9	11.9
Canada and Latin America	36.6	26.7	37.1	27.3

	344.1	301.4	14.2	13.3
Europe	135.8	118.8	14.3	1.9
Asia	56.9	47.1	20.8	11.7

Total	$536.8	$467.3	14.9	10.2

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

        Clinical Diagnostics revenues grew 16.6% during the quarter, or 12.6% in constant currency, driven by strength in all product areas. Routine Chemistry sales grew 15.8% primarily as a result of increased sales of SYNCHRON LXi® 725 combined routine chemistry and immunoassay system, laboratory automation systems and system sales to government funded institutions. Immunodiagnostics sales grew 14.8% aided by sales of the UniCel® DxI 800 Access® systems. Hematology sales grew 19.4% resulting from the successful launch of the COULTER® LH 500 mid-range hematology system. Many of the products contributing to our growth rate in Clinical Diagnostics were recently introduced, and we expect them to continue to drive revenue growth through 2004.

        Revenue growth rates in Routine Chemistry and Hematology were unseasonably high during the first quarter of 2004. We expect the revenue growth rates in these two product areas to be lower throughout the remainder of 2004. Large orders for automation systems and chemistry analyzers and the timing of orders significantly benefited Routine Chemistry during the first quarter. While we expect growth in the Hematology product line to continue, it will be tempered as we come up against difficult year-over-year comparisons later in 2004.

        Biomedical Research revenues grew 10.4% during the quarter, or 4.4% in constant currency, primarily as a result of continued strong sales of the FC 500 series of flow cytometers. Centrifuge / Analytical Systems also contributed to the growth rate in Biomedical Research with the introduction of the Allegra™ X-12 table top centrifuge and ProteomeLab™ PF2D fractionation system. Partially offsetting this growth was the impact of the asset sale of the Laboratory Automation Operations ("LAO") product line in the second quarter of 2003. LAO generated $2.9 million of revenues in the first quarter of 2003. Also offsetting this growth was a decline, on a constant currency basis, in sales of Robotic Automation/Genetic Analysis products in Europe and continued weakness in the other Biomedical Research product areas in Europe due to continued softness in certain pharmaceutical and biotechnology capital equipment markets in this region. We anticipate a gradual improvement in the Biomedical Research markets in Europe over the next twelve months.

Gross Profit

        Gross profit as a percentage of sales ("gross margin") was 47.4% and 46.4% for the three months ended March 31, 2004 and 2003, respectively, a 1.0 percentage point increase. The increase in reported gross margin was primarily due to the following:

  •
  Foreign currency exchange rates which favorably impacted the gross margin rate by 1.0 percentage points;

  •
  favorable geography mix, which more than offset unfavorable product type mix, resulted in a net favorable 0.2 percentage point impact; and

  •
  improved manufacturing costs which impacted the gross margin rate by 0.1 percentage points; offset by

  •
  increased freight cost, which negatively impacted the gross margin rate by 0.3 percentage points.

Operating Expenses

        Selling, general and administrative ("SG&A") expenses increased $18.5 million to $138.5 million or 25.8% of sales in the first quarter of 2004 from $120.0 million or 25.7% of sales in the first quarter of the prior year. SG&A spending was up due to increased sales volume, currency and the Company's increased investments in selling and marketing activities related to our Immunoassay and other product offerings.

        Research and development ("R&D") expenses increased $2.6 million to $48.1 million in the first quarter of 2004 from $45.5 million in the first quarter of 2003. R&D as a percentage of sales decreased 0.7 percentage points to 9.0% in the first quarter of 2004 from 9.7% in the first quarter of 2003. The dollar increase in R&D was due primarily to the development of new tests for the Company's Immunodiagnostic systems and instrument development in the Hematology and Routine Chemistry product lines. The strengthening of certain foreign currencies did not impact R&D, as substantially all R&D efforts are in the U.S., resulting in a decrease in R&D as a percentage of sales.

        In the first quarter of 2003, the Company recorded a restructure charge of $18.5 million which represents the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide. Certain related employee termination costs will be paid through the third quarter of 2004.

See Note 3 "Provision for Restructuring Operations" of the Condensed Consolidated Financial Statements for more information.

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

        As indicated in Note 12 "Business Segment Information," of the Consolidated Financial Statements, all corporate activities are captured in a central service "Center," including costs incurred at the corporate level which significantly benefit the operations of each segment. Because these segment related costs remain in the "Center," a discussion of our operating profit by segment is not meaningful.

Non Operating Income and Expenses

        Interest income includes income from sales-type lease receivables. Interest income increased $0.8 million to $2.8 million in the first quarter of 2004 from $2.0 million in the first quarter of 2003, due primarily to less sales-type lease receivables being sold to third parties.

        Interest expense declined $2.1 million to $9.3 million in the first quarter of 2004 compared to $11.4 million in the first quarter of 2003 primarily due to lower average debt balances and lower interest rates on the variable portion of our borrowings.

        Other non-operating (income)/expense was $11.8 million in the first quarter of 2004 and primarily consisted of a loss on foreign currency related activities of $11.5 million. Other non-operating (income)/expense was $2.4 million in the first quarter of 2003 and primarily consisted of a loss on foreign currency hedging costs of $2.0 million and a $1.4 million write down on a marketable security investment, partially offset by a gain on the sale of certain sales-type lease receivables of $(1.3) million.

Income Tax Expense

        Income tax expense increased $10.7 million to $13.8 million for the three months ended March 31, 2004 from $3.1 million for the three months ended March 31, 2003. Income tax as a percentage of pretax income was 28% for the three months ended March 31, 2004 compared to 6.5% for the three months ended March 31, 2003. Income taxes as a percentage of pretax income in the first quarter of 2003 was impacted by the $28.9 million non-taxable credit received in the first quarter of 2003 in settlement of the escrow account dispute and the $18.5 million restructure charge recorded in the first quarter of 2003. Excluding the impact of these items, income taxes as a percentage of pretax income for the first quarter of 2003 was 27%.

Liquidity and Capital Resources

        Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing and to convert those assets that are no longer required in meeting existing strategic and financing objectives into cash. Therefore, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds for use in achieving long-range business objectives and meeting our commitments.

        Our business model, in particular sales from after-market kits, supplies and service, allows us to generate substantial operating cash flows. We anticipate our operating cash flows will continue to satisfy our working capital requirements without the need for additional indebtedness. Additionally, we currently do not have plans to significantly reduce our long-term debt levels in the next twelve months due to the long-term maturities of our Senior Notes. This flexibility allows us to invest in areas that will help meet our strategic objectives. During the next twelve months, we anticipate using our operating cash flows:

  •
  To facilitate growth in the business by developing, marketing and launching new products. New product offerings will come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements.

  •
  To continue to repurchase shares and reduce the number of common shares outstanding. In 2002, our Company's Board of Directors approved a plan to repurchase up to 5.0 million shares of our common stock, through October 2005, to pre-fund our stock-based employee benefit programs. As of March 31, 2004, we have repurchased 3.5 million shares. During the first quarter of 2004, we repurchased 1.0 million shares of common stock for $54.0 million. We anticipate we will repurchase the remaining 1.5 million shares available under the program during the next twelve-months, however, we have no commitment or obligation to do so.

  •
  To raise our quarterly dividend to our historical 15-20% annual payout ratio over time. Our dividend is currently at eleven cents per share as of our most recently declared dividend on February 5, 2004. This dividend was paid on March 11, 2004 to stockholders of record on February 20, 2004.

  •
  To continue to contribute to our pension plans in order to meet the minimum funding requirements. Last year, we contributed nearly $150 million to our US pension plans. During the quarter ended March 31, 2004, we did not contribute any amounts to these plans. However, for 2004 we project our Company contributions will be approximately $30.0 million.

        Cash flows provided by operating activities were $48.6 million in the first quarter of 2004 as compared to $51.4 million in the first quarter of 2003. Trade and other receivables contributed to an improvement in operating cash flows as evidenced by an improvement in days sales outstanding in 2004 versus 2003. Offsetting this were increased cash outflows related to a) inventory as a result of our continuing introduction of new products and b) accounts payable and accrued liabilities resulting from the payments of bonuses and incentive compensation that had been accrued at December 31, 2003. Operating cash flows in 2003 included several items that did not recur in the first quarter of 2004 such as the Coulter escrow account litigation settlement, which provided a $28.9 million cash inflow and a $27.7 million impact to net earnings. We also contributed $39.0 million to our US pension plans in the first quarter of 2003.

        Investing activities used cash of $32.7 million and $32.1 million in the first quarter of 2004 and 2003, respectively. Capital expenditures remained relatively consistent during the two periods. Payments during the first quarter of 2004 for business acquisitions and technology licenses were to acquire exclusive rights to a) the iNOS marker from Research & Diagnostic Antibodies, LLC for use in the detection and management of sepsis, and b) a second-generation rapid, postmortem test for bovine spongiform encephalapothy (BSE), commonly known as mad cow disease, and potentially other neurodegenerative diseases from InPro Biotechnology. The 2003 business acquisition payment represents additional consideration to purchase substantially all of the remaining minority interest in a majority-owned foreign entity.

        Financing activities used cash of $46.4 million in the first quarter of 2004 versus $63.4 million in 2003. The decrease in cash outflows in 2004 is primarily due to a significant reduction in debt repayments. In the first quarter of 2004 we repaid $4.7 million of debt, while in the first quarter of 2003 we repaid $43.1 million. Cash proceeds from the issuance of stock under certain employee stock-based benefit plans increased to $17.6 million in 2004 from $4.9 million in 2003. We also increased our cash outflows associated with the repurchase of stock for treasury to $54.6 million in 2004 from $22.1 million in 2003. In March 2004, we paid a quarterly cash dividend of $0.11 per share of common stock or $7.3 million, up from $0.09 per share or $5.5 million paid in the first quarter of 2003. Additionally, on April 1, 2004 the Company declared a dividend payout of $0.11 per share payable on May 27, 2004 to stockholders of record on May 7, 2004.

        We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management, Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through March 31, 2004, we have capitalized $112.8 million of costs associated with this ERP system, which includes $35.8 million of capitalized internal labor costs. Based on our geographic rollout strategy, as of March 31, 2004, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe and the deployment of systems for Sales, Service and Order Management are currently underway in Europe. We have revised the originally scheduled deployment dates of certain systems since the inception of this project, we expect that the majority of the work required to complete global implementation of the new systems will take place through 2005. External costs are expected to approximate those originally anticipated while internal costs, consisting primarily of internal labor, are expected to increase as a result of the revised schedule. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

        The Company maintains a $400 million unsecured Credit Facility. This facility enables us to borrow up to $400 million (and can be increased up to $600 million upon the satisfaction of certain conditions), matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the $400 million Credit Facility generally bear interest at LIBOR plus a margin (0.45% to 1.50%) based upon our senior unsecured debt rating. We must also pay a quarterly facility fee of 0.15% per annum on the $400 million Credit Facility commitment. No amounts were drawn on the $400 million Credit Facility as of March 31, 2004 and December 31, 2003.

        Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our credit facility and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs. There can be no assurance, however, that our business will continue to generate cash flows at or above current levels. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

        At March 31, 2004, there have been no material changes in the Company's significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 33 to 36 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that at March 31, 2004, there has been no material change to this information.

Recent Accounting Developments

        See Note 2 of the Condensed Consolidated Financial Statements for information regarding recent accounting developments.

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

  •
  earnings and sales growth; and

  •
  our anticipated use of operating cash flows.

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

  •
  future effective tax rates and the outcomes of tax examinations;

  •
  future effects of current world pandemic health issues; and

  •
  other factors that cannot be identified at this time.

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

        Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of March 31, 2004 and December 31, 2003, the notional amounts of all derivative foreign exchange contracts was $262.3 and $339.4 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of March 31, 2004 and December 31, 2003 was a net liability of $25.1 million and $36.4 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2004. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $24.2 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $23.9 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at March 31, 2004 were not materially different than those at December 31, 2003.

        Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year's pre-tax earnings by $2.0 million based on the amount of variable rate debt outstanding at March 31, 2004. This analysis includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

        Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 4 "Derivatives" of the Condensed Consolidated Financial Statements.

Item 4.    Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of March 31, 2004, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial

Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

Part II.    Other Information

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

Item 2.    Changes in Securities and Use of Proceeds

        In October 2002, the Company's Board of Directors authorized the repurchase of up to 5.0 million shares of the Company's common stock to pre-fund its stock-based employee benefit programs. The stock repurchase program is authorized to continue through October 2005. The following table provides information about the Company's purchases of shares of the Company's common stock during the quarter pursuant to this repurchase program:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	(d) Maximum (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2004 through January 31, 2004	—	—	—	2,500,000
February 1, 2004 through February 29, 2004	1,000,000	$53.96	1,000,000	1,500,000
March 1, 2004 through March 31, 2004	—	—	—	1,500,000

Total	1,000,000	$53.96	1,000,000	1,500,000

Item 4.    Submission of Matters to a Vote of Security-Holders

        The annual meeting of the Stockholders of the Company (the "Annual Meeting") was held on April 1, 2004. Two proposals were presented to the shareholders at the meeting.

Proposal 1—Election of Directors

        Three members of the Board of Directors whose terms expired at the 2004 Annual Meeting were elected to new terms expiring at the 2007 Annual Meeting. The number of shares voting were as follows:

	Votes For	Votes Withheld
Ronald W. Dollens	28,833,623	28,463,077
Charles A. Haggerty	53,602,434	3,694,266
William N. Kelley, M.D	56,067,864	1,228,836

        The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are:

        Term Expiring in 2005: Hugh K. Coble, Van B. Honeycutt, John P. Wareham, and Betty Woods

        Term Expiring in 2006: Peter B. Dervan, Ph.D., Risa J. Lavizzo-Mourey, M.D., Glenn S. Schafer

Proposal 2—Approval of the Company's 2004 Long Term Performance Plan

        The Company's 2004 Long Term Performance Plan was approved. The plan authorized a maximum of 6,500,000 shares of common stock to be used to provide incentives and stock based awards. Awards may be granted under the plan until April 5, 2007.

Votes For	Votes Withheld	Abstain
35,018,650	12,359,778	187,078

Item 6.    Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1
2004 Executive Annual Incentive Plan ("AIP")
15
Independent Accountants' Review Report, May 3, 2004
15.1
Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information
31
Rule 13a-14(a)/15d-14(a) Certifications
32
Section 1350 Certifications

(b)
Reports on Form 8-K Filed During the First Quarter ended March 31, 2004.

1)
Results of Operations and Financial Condition "Beckman Coulter Announces 2003 Comparable Earnings Per Diluted Share Growth of 15%; Reported EPS Growth of 54%" filed January 30, 2004.

2)
Regulation FD Disclosure "Beckman Coulter Names James Glover Chief Financial Officer" filed March 19, 2004.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC. (Registrant)
Date: May 3, 2004	By	/s/ John P. Wareham
John P. Wareham Chairman of the Board and Chief Executive Officer
Date: May 3, 2004	By	/s/ James T. Glover
James T. Glover Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	2004 Executive Annual Incentive Plan ("AIP")
15	Independent Accountants' Review Report, May 3, 2004
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information
31.	Rule 13a-14(a)/15d-14(a) Certifications
32.	Section 1350 Certifications

QuickLinks

BECKMAN COULTER, INC. FORM 10-Q For the quarterly period ended March 31, 2004 Table of Contents
Part I. Financial Information
  Item 1. Financial Statements
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions)
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except amounts per share and share data) (Unaudited)
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (Unaudited)
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED NOTES TO FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 6. Exhibits and Reports on Form 8-K
Signatures
INDEX TO EXHIBITS