Form 10-Q
period 2004-06-30
BECKMAN COULTER INC
filed 2004-07-30
CIK 840467

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-10109

BECKMAN COULTER, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-104-0600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4300 N. Harbor Boulevard,
Fullerton, California	92834-3100
(Address of principal executive offices)	(Zip Code)

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

        The number of outstanding shares of the registrant's common stock as of July 23, 2004 was 61,296,065 shares.

BECKMAN COULTER, INC.

FORM 10-Q
For the quarterly period ended June 30, 2004

Part I. Financial Information

Item 1. Financial Statements

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except amounts per share)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31.7	$74.6
Trade and other receivables, net	562.1	580.0
Inventories	443.1	389.0
Other current assets	93.9	89.0

Total current assets	1,130.8	1,132.6
Property, plant and equipment, net	409.3	398.9
Goodwill	392.5	388.8
Other intangibles, net	325.6	323.4
Other assets	342.0	285.9

Total assets	$2,600.2	$2,529.6

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$45.2	$39.3
Accounts payable, accrued expenses and other liabilities	416.6	456.2
Income taxes payable	70.2	54.1

Total current liabilities	532.0	549.6
Long-term debt, less current maturities	669.0	625.6
Deferred income taxes	151.8	151.9
Other liabilities	297.5	304.8

Total liabilities	1,650.3	1,631.9

Commitments and contingencies (Note 11)
Stockholders' equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 65.9 and 64.7 at June 30, 2004 and December 31, 2003, respectively; shares outstanding 61.3 and 61.9 at June 30, 2004 and December 31, 2003, respectively	6.6	6.5
Additional paid-in capital	375.7	327.5
Retained earnings	719.9	639.9
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	46.9	34.6
Derivatives qualifying as hedges	(11.9)	(25.0)
Minimum pension liability adjustment	(2.5)	(2.5)
Treasury stock, at cost: 4.3 and 2.5 common shares at June 30, 2004 and December 31, 2003, respectively	(182.2)	(80.2)
Unearned compensation	(2.6)	(3.1)
Common stock held in grantor trust, at cost: 0.3 common shares at June 30, 2004 and December 31, 2003	(15.0)	(14.1)
Grantor trust liability	15.0	14.1

Total stockholders' equity	949.9	897.7

Total liabilities and stockholders' equity	$2,600.2	$2,529.6

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except amounts per share and share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales	$597.3	$551.8	$1,134.1	$1,019.1
Cost of sales	310.4	287.9	592.9	538.6

Gross profit	286.9	263.9	541.2	480.5

Operating costs and expenses:
Selling, general and administrative	146.3	135.3	284.8	255.3
Research and development	46.6	47.4	94.7	92.9
Restructure	(0.4)	—	(0.4)	18.5
Litigation settlement and related expenses	—	—	—	(26.9)

Total operating costs and expenses	192.5	182.7	379.1	339.8

Operating income	94.4	81.2	162.1	140.7

Non-operating (income) and expenses:
Interest income	(3.1)	(2.3)	(5.9)	(4.3)
Interest expense	7.3	9.6	16.6	21.0
Other, net	9.2	2.4	21.0	4.8

Total non-operating expenses	13.4	9.7	31.7	21.5

Earnings before income taxes	81.0	71.5	130.4	119.2
Income taxes	22.7	19.3	36.5	22.4

Net earnings	$58.3	$52.2	$93.9	$96.8

Basic earnings per share	$0.95	$0.86	$1.52	$1.59
Diluted earnings per share	$0.88	$0.82	$1.42	$1.52
Weighted average number of shares outstanding (in thousands):
Basic	61,683	60,724	61,875	60,877
Diluted	65,922	63,919	65,985	63,704
Dividends declared per share	$0.11	$0.09	$0.22	$0.18

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Net Cash Provided By Operating Activities	$55.7	$135.4

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(69.7)	(57.1)
Payments for business acquisitions and technology licenses	(6.3)	(8.0)

Net cash used in investing activities	(76.0)	(65.1)

Cash Flows from Financing Activities:
Dividends to stockholders	(14.0)	(11.1)
Proceeds from issuance of stock	37.7	20.0
Repurchases of common stock for treasury	(102.0)	(41.9)
Repurchase of common stock held in grantor trust	(0.9)	(0.1)
Notes payable borrowings, net	61.3	48.6
Long-term debt reductions	(6.8)	(129.0)

Net cash used in financing activities	(24.7)	(113.5)

Effect of exchange rates on cash and cash equivalents	2.1	18.4

Decrease in cash and cash equivalents	(42.9)	(24.8)
Cash and cash equivalents—beginning of period	74.6	91.4

Cash and cash equivalents—end of period	$31.7	$66.6

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

3.     Provision for Restructuring Operations

        In January 2003, the Company announced a strategic reorganization of its business to combine its Life Science Research and Specialty Testing divisions into a single Biomedical Research Division. The objective of the reorganization was to enable the Company to better leverage its technologies and products across the entire life sciences and clinical research customer base. The reorganization plan also included a refocus of the Company's international operations to improve profitability. The reorganization resulted in a 3% reduction in the Company's workforce and a pre-tax charge of $18.5 million primarily related to employee termination costs. The charge taken against first quarter 2003 earnings represents the total amount to be incurred under the plan except for the potential impact of currency fluctuations relative to projected currency rates. The reorganization plan was substantially completed in the second quarter of 2003. However, certain employee termination costs from the reorganization will be paid through the third quarter of 2004.

        The following is a reconciliation of the restructure activity and accrual included in accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets (in millions):

	Initial Accrual	Cash Payments in 2003	Balance at December 31, 2003	Cash Payments in 2004	Adjustments	Balance at June 30, 2004
Employee termination	$17.5	$(14.1)	$3.4	$(2.4)	$(0.4)	$0.6
Other	1.0	(1.0)	—	—	—	—

Total	$18.5	$(15.1)	$3.4	$(2.4)	$(0.4)	$0.6

        In the quarter ended June 30, 2004, approximately $0.4 million of restructuring charges were reversed as it was determined that these amounts were not going to be utilized.

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

        Hedge ineffectiveness associated with the Company's cash flow and fair value hedges was immaterial for the three and six months ended June 30, 2004 and 2003. No fair value or cash flow hedges were discontinued in the three and six months ended June 30, 2004 and 2003.

        Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income) and expenses upon the recognition of the hedged transaction. The Company estimates that substantially all of the unrealized losses included in accumulated other comprehensive income of $19.8 million ($11.9 million after taxes) at June 30, 2004 will be reclassified to other non-operating (income) and expenses within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at June 30, 2004 which settle as late as June 2005.

Interest Rate

        The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

        Pursuant to the Company's reverse interest rate swap agreements associated with the Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7%, and pays a floating interest rate based on the LIBOR (1.25% at June 30, 2004). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At June 30, 2004, the fair value of the reverse interest rate swaps associated with the Senior Notes due in 2011 was $14.0 million and is included in other long-term assets. An offsetting $14.0 million credit is included in long-term debt as a fair value adjustment.

5.     Comprehensive Income

        The Company's components of comprehensive income include net earnings, foreign currency translation adjustments and gains and losses on derivatives qualifying as hedges (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$58.3	$52.2	$93.9	$96.8

Foreign currency translation adjustment	(7.2)	40.6	12.3	67.5

Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $0.5 and $0.5 for the three and six months ended June 30, 2004, respectively, and $0.2 and $2.6 for the three and six months ended June 30, 2003, respectively	0.7	(8.7)	0.8	(17.7)
Reclassifications to non-operating income, net of income taxes of $3.3 and $8.2 for the three and six months ended June 30, 2004, respectively, and $3.0 and $4.6 for the three and six months ended June 30, 2003, respectively	5.0	4.5	12.3	6.9

	5.7	(4.2)	13.1	(10.8)

Comprehensive income	$56.8	$88.6	$119.3	$153.5

6.     Earnings Per Share

        The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share ("EPS") (in millions, except amounts per share):

	Three Months Ended June 30,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$58.3	61.683	$0.95	$52.2	60.724	$0.86
Effect of dilutive stock options	—	4.239	(0.07)	—	3.195	(0.04)

Diluted EPS:
Net earnings	$58.3	65.922	$0.88	$52.2	63.919	$0.82

	Six Months Ended June 30,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$93.9	61.875	$1.52	$96.8	60.877	$1.59
Effect of dilutive stock options	—	4.110	(0.10)	—	2.827	(0.07)

Diluted EPS:
Net earnings	$93.9	65.985	$1.42	$96.8	63.704	$1.52

        For the three and six months ended June 30, 2004, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS. For the three and six months ended June 30, 2003, there were 2.9 million and 2.8 million shares, respectively, relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

7.     Sale of Assets

        The Company sold certain receivables ("Receivables") during the six months ended June 30, 2004 and 2003, primarily in Japan and in the U.S. For the six month period ended June 30, 2004, the net book value of financial assets sold was $37.6 million for which the Company received approximately $37.5 million in cash proceeds. During the six months ended June 30, 2003, the Company sold Receivables with a net book value of $44.1 million for cash proceeds of approximately $46.0 million. These transactions were accounted for as sales and as a result the related Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

        The agreements underlying the sale of Receivables in 2003 contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrues a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, the Company typically services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of these sold Receivables and amortizes this amount to income over the remaining life of the service period. At June 30, 2004 and December 31, 2003, there was $0.9 million and $1.1 million, respectively of deferred service fees included in accrued liabilities on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2004 and 2003, there was $0.1 million and $0.1 million, respectively, of deferred service fees amortized to income.

8.     Composition of Certain Financial Statement Items

        Inventories consisted of the following (in millions):

	June 30, 2004	December 31, 2003
Finished products	$303.4	$274.5
Raw materials, parts and assemblies	118.1	95.6
Work in process	21.6	18.9

	$443.1	$389.0

        Changes in the product warranty obligation for the six months ended June 30, 2004 were as follows (in millions):

Balance as of December 31, 2003	$14.7
New warranties expense	28.7
Payments and adjustments	(29.5)

Balance as of June 30, 2004	$13.9

        The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company's product warranty obligations are included in accrued expenses.

9.     Goodwill and Other Intangible Assets

        Changes in the carrying amount of goodwill for the six months ended June 30, 2004 were as follows (in millions):

	Clinical Diagnostics	Biomedical Research	Total
Goodwill, December 31, 2003	$335.1	$53.7	$388.8
Minority interest	0.3	—	0.3
Settlements of pre-acquisition tax contingencies	0.3	—	0.3
Acquisitions	—	2.9	2.9
Currency translation adjustment	—	0.2	0.2

Goodwill, June 30, 2004	$335.7	$56.8	$392.5

        Other intangible assets consisted of the following (in millions):

	June 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$59.1	$(20.8)	$38.3	$56.2	$(19.2)	$37.0
Customer contracts	167.1	(43.8)	123.3	167.1	(40.4)	126.7
Other	40.8	(16.9)	23.9	34.9	(15.3)	19.6

	267.0	(81.5)	185.5	258.2	(74.9)	183.3
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6

	$407.1	$(81.5)	$325.6	$398.3	$(74.9)	$323.4

        Recorded intangible asset amortization expense for the three months ended June 30, 2004 and 2003 was $3.3 million and $3.0 million, respectively. For the six months ended June 30, 2004 and 2003 recorded intangible amortization expense was $6.6 million and $6.3 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is $13.4 million, $13.7 million, $13.6 million, $12.6 million and $12.4 million, respectively.

10.   Retirement Benefits

        The following tables list the components of the net periodic benefit cost for the three and six months ended June 30, 2004 and 2003 (in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$4.6	$4.3	$9.2	$8.6
Interest cost	8.8	9.1	17.6	18.2
Expected return on plan assets	(12.7)	(10.2)	(24.9)	(20.4)
Amortization of prior service costs	0.6	0.7	1.2	1.4
Amortization of actuarial loss	1.7	1.1	3.4	2.2

Net periodic benefit cost	$3.0	$5.0	$6.5	$10.0

	Postretirement Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Service cost	$0.7	$0.7	$1.4	$1.4
Interest cost	1.7	2.0	3.6	4.0
Amortization of prior service costs	(1.2)	(1.0)	(2.4)	(2.0)
Amortization of actuarial loss	0.2	0.4	0.8	0.8

Net periodic benefit cost	$1.4	$2.1	$3.4	$4.2

        In May 2004, the Company contributed $40.0 million to its U.S. Pension Plan. No further contributions are expected to be made in 2004.

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

        In July 2004, a federal court ruled that certain tests manufactured by Acon Laboratories infringed patents owned by Inverness Medical Innovations. These tests include ones that Acon supplies to Beckman Coulter for use primarily in physician offices and clinics. The court has indicated it was willing to consider issuing an injunction prohibiting Acon from selling the tests, which generate net income of approximately $2.0 million per year for the Company. The Company believes that there are alternatives available to the product currently purchased from Acon and does not anticipate a material impact on its results of operations, financial position or liquidity.

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

        In addition to the sales of certain receivables discussed in Note 7 "Sale of Assets," the Company sells its instruments to a third party financing company who then leases the instruments to end users. The agreement underlying these sales indicates the Company is responsible for up to 5% of end user customer payment defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities. These reserves were not material at June 30, 2004 or December 31, 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
	(in millions)
Net sales:
Clinical Diagnostics	$426.7	$387.9	$816.4	$722.0
Biomedical Research	170.6	163.9	317.7	297.1
Center	—	—	—	—

Consolidated	$597.3	$551.8	$1,134.1	$1,019.1

Operating income:
Clinical Diagnostics	$89.1	$78.1	$160.0	$135.7
Biomedical Research	31.0	27.6	47.8	37.8
Center	(25.7)	(24.5)	(45.7)	(32.8)

Consolidated	$94.4	$81.2	$162.1	$140.7

Interest income:
Clinical Diagnostics	$(1.9)	$(1.4)	$(3.6)	$(3.2)
Biomedical Research	(0.2)	—	(0.5)	—
Center	(1.0)	(0.9)	(1.8)	(1.1)

Consolidated	$(3.1)	$(2.3)	$(5.9)	$(4.3)

Interest expense:
Clinical Diagnostics	$—	$—	$—	$—
Biomedical Research	—	—	—	—
Center	7.3	9.6	16.6	21.0

Consolidated	$7.3	$9.6	$6.6	$21.0

Sales to external customers:
Americas
United States	$325.1	$307.2	$632.6	$581.9
Canada and Latin America	33.6	30.0	70.2	56.7

	358.7	337.2	702.8	638.6
Europe	165.1	145.1	300.9	263.9
Asia	73.5	69.5	130.4	116.6

Consolidated	$597.3	$551.8	$1,134.1	$1,019.1

	June 30, 2004	December 31, 2003
	(unaudited)
Long-lived assets:
Americas
United States	$1,254.6	$1,202.0
Canada and Latin America	25.2	25.2

	1,279.8	1,227.2
Europe	163.0	141.5
Asia	26.6	28.3

Consolidated	$1,469.4	$1,397.0

Total assets:
Clinical Diagnostics	$1,597.8	$1,543.9
Biomedical Research	573.4	564.6
Center	429.0	421.1

Consolidated	$2,600.2	$2,529.6

13.   Stock Based Compensation

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Pursuant to APB No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized no compensation expense on its stock option plans. The Company also does not recognize compensation expense on stock issued to employees under its stock purchase plan. Compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed by the employee. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding and unvested awards each year (in millions, except amounts per share):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings as reported	$58.3	$52.2	$93.9	$96.8
Stock-based employee compensation expense included in reported net earnings, net of tax	0.1	0.2	0.4	0.3
Pro forma compensation expense, net of tax	(10.6)	(3.7)	(14.6)	(6.7)

Pro forma net earnings	$47.8	$48.7	$79.7	$90.4

Earnings per share:
Basic—as reported	$0.95	$0.86	$1.52	$1.59
Basic—pro forma	$0.77	$0.80	$1.29	$1.48
Diluted—as reported	$0.88	$0.82	$1.42	$1.52
Diluted—pro forma	$0.73	$0.76	$1.21	$1.42

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

        The Clinical Diagnostics market has recently enjoyed modest growth as diagnostic test volumes continue to grow as a result of factors such as an aging population and greater acceptance of Western medicine in emerging countries. In Clinical Diagnostics, our customers are faced with increasing volumes of testing and a shrinking skilled labor pool while under constant pressure to contain costs. Our SYNCHRON LXi® 725 combined routine chemistry and immunoassay system, the UniCel® DxI 800 Access® immunoassay systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In 2003, we signed four assay development agreements one of which resulted in the introduction of a test for BNP (B-type natriuretic peptide), which is an indicator of congestive heart failure. In the first half of 2004, we signed a licensing agreement for iNOS (inducible nitric oxide) a new marker in blood that we plan to develop into a test to be used in the detection and management of patients at risk for developing sepsis, a potentially deadly medical condition. We have also begun shipping several new assays for cancer, including pancreatic cancer and breast cancer. In hematology, we continue to automate more of the testing process with recently introduced platforms to serve high-volume hospital labs and small- to mid-sized labs.

        The Biomedical Research market is dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets. These Biomedical Research markets have struggled in recent years. However, spending on academic and government funded research is growing at a modest rate, differing country by country. In the U.S., National Institute of Health funding is up about 3% for 2004. We are seeing an increase in pharmaceutical and biotechnology research and development investment along with a growing need to simplify and automate testing in the clinical research market. These trends are starting to drive growth in certain areas of the Biomedical Research market. In Biomedical Research our strategy is focused on becoming a provider of solutions for our various customers. To serve customers researching proteins and their roles in the health of the human body, we have a number of products useful in all phases of proteomic research including our ProteomeLabTM PF 2D fractionation system, which simplifies and automates this type of research, and the A2 TM MicroArray System, a medium-density testing array platform for therapeutic development and evaluation of biomarkers for disease diagnosis. We are also entering growing segments within the robotic automation market such as forensics, biological agent testing and molecular pathology. Our Cytomics FC 500 series of flow cytometers, which provides powerful cell analysis technology for disease and drug research, continues to be well accepted in the marketplace.

        Our after-market sales of chemistry kits, supplies and service allow us to generate substantial operating cash flow. In 2004, we anticipate using this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development and business and technology acquisitions, continue to repurchase shares of our common stock and increase our quarterly dividend to a 15-20% payout ratio over time. In the quarter ended June 30, 2004, we made a $40.0 million contribution to our U.S. pension plan. No further contributions are expected to be made in 2004. We also repurchased 820,700 shares of common stock at an average cost of $57.87. These significant cash outflows were financed by our operating cash flows and borrowings of approximately $65 million under our credit facility.

        We are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets including economic weakness, healthcare cost containment initiatives and constrained government funding. We believe we are addressing these risks by providing our customers automated and cost effective solutions. Additionally, in order to continue to grow the Company, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies, acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. We believe that our strong cash flow will enable us to continue to fund these activities. A large number of our products require marketing authorizations from the U.S. Food & Drug Administration ("FDA") and similar agencies in other countries. We have been successful in maintaining our compliance with these agencies in the past and believe that our internal policies are adequate to ensure continued clearance of our new products.

        The Company is currently in the process of evaluating its internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. The Company has a detailed plan in place and is currently on schedule to have this process completed by December 31, 2004 as required.

Results of Operations

Revenues

        The following provides key product and geographical sales information (dollar amounts in millions):

	Three Months Ended June 30,
			Reported Growth %	Constant Currency Growth %*
	2004	2003
Routine Chemistry	$176.3	$160.7	9.7	7.4
Immunodiagnostics	124.3	104.6	18.8	15.4

Total Chemistry	300.6	265.3	13.3	10.6

Hematology	126.1	122.6	2.9	(0.2)

Total Clinical Diagnostics	426.7	387.9	10.0	7.2

Robotic Automation/Genetic Analysis	38.8	39.2	(1.0)	(5.1)
Centrifuge/Analytical Systems	72.4	69.7	3.9	(0.1)
Total Specialty Testing	59.4	55.0	8.0	2.9

Total Biomedical Research	170.6	163.9	4.1	(0.3)

Total	$597.3	$551.8	8.3	4.9

Americas
United States	$325.1	$307.2	5.8	5.8
Canada and Latin America	33.6	30.0	12.0	9.0

	358.7	337.2	6.4	6.1
Europe	165.1	145.1	13.8	4.8
Asia	73.5	69.5	5.8	(0.4)

Total	$597.3	$551.8	8.3	4.9

	Six Months Ended June 30,
			Reported Growth %	Constant Currency Growth %*
	2004	2003
Routine Chemistry	$332.5	$295.6	12.5	9.6
Immunodiagnostics	232.8	199.1	16.9	13.0

Total Chemistry	565.3	494.7	14.3	11.0

Hematology	251.1	227.3	10.5	6.8

Total Clinical Diagnostics	816.4	722.0	13.1	9.7

Robotic Automation/Genetic Analysis	70.1	70.1	0.0	(4.9)
Centrifuge/Analytical Systems	134.6	125.2	7.5	2.7
Total Specialty Testing	113.0	101.8	11.0	5.2

Total Biomedical Research	317.7	297.1	6.9	1.8

Total	$1,134.1	$1,019.1	11.3	7.4

Americas
United States	$632.6	$581.9	8.7	8.7
Canada and Latin America	70.2	56.7	23.8	17.6

	702.8	638.6	10.1	9.5
Europe	300.9	263.9	14.0	3.5
Asia	130.4	116.6	11.8	4.5

Total	$1,134.1	$1,019.1	11.3	7.4

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

        The increase in sales, 8.3% and 11.3% for the three and six months ended June 30, 2004, respectively, was due primarily to increases in clinical diagnostic system sales and our new product flow. The strengthening of foreign currencies, primarily the Euro and Yen, versus the U.S. dollar, also contributed to the Company's reported growth rates, adding 3.4% and 3.9% for the three and six months ended June 30, 2004, respectively.

        Growth in Clinical Diagnostics of 10.0% and 13.1%, or 7.2% and 9.7% in constant currency, for the three and six months ended June 30, 2004, respectively, was driven by strength in Routine Chemistry and Immunodiagnostics. Routine Chemistry sales grew 9.7% and 12.5% for the three and six months ended June 30, 2004, respectively, primarily as a result of increased sales of SYNCHRON LXi® 725 combined routine chemistry and immunoassay system, laboratory automation systems and system sales to U.S. government funded institutions. Lab automation continues to be a driver for sales in our Routine Chemistry product area as labs continue to struggle with a shortage of medical technologists and a need to manage increased test volumes. Immunodiagnostics sales grew 18.8% and 16.9% for the three and six months ended June 30, 2004, respectively, due largely to increased sales of the UniCel® DxI 800 Access® system. Hematology sales grew 2.9% and 10.5% for the three and six months ended June 30, 2004, respectively; a more normal growth rate for this market is in the low to mid single digits. The growth in Hematology results primarily from sales of the COULTER® LH 500 mid-range and the COULTER® LH 750 high-throughput hematology systems as these products continue to enjoy market acceptance. These Hematology products and many of the other products contributing to our growth rate in Clinical Diagnostics were recently introduced, and we expect them to continue to drive revenue growth through 2004.

        Biomedical Research revenues grew 4.1% and 6.9% for the three and six months ended June 30, 2004, respectively, and in constant currency declined 0.3% and grew 1.8% for the three and six months ended June 30, 2004, respectively. Impacting the growth rates of Biomedical Research sales was decreased research spending in Japan, especially in Robotic Automation / Genetic Analysis product lines and the asset sale of the Laboratory Automation Operations ("LAO") product line in the second quarter of 2003. This product line generated $3.0 and $5.9 million of revenues in the three and six months ended June 30, 2003, respectively. Partially offsetting these declines were strong sales of the FC 500 series of flow cytometers, the AllegraTM X-12 table top centrifuge and the ProteomeLabTM PF 2D and PA 800 systems. Sales in Europe enjoyed a modest recovery led by the Centrifuge / Analytical Systems product line reflecting a limited increase in government and biopharma capital equipment spending.

Gross Profit

        Gross profit as a percentage of sales ("gross margin") was 48.0% and 47.8% for the three months ended June 30, 2004 and 2003, respectively. The increase in gross margin was primarily due to the following:

  •
  Improved manufacturing efficiencies favorably impacted the gross margin rate by 0.9 percentage points; and

  •
  foreign currency exchange rates favorably impacted the gross margin by 0.7 percentage points; partially offset by

  •
  unfavorable geographic sales mix, which more than offset favorable product type mix, resulted in a net unfavorable 1.2 percentage point impact; and

  •
  higher service and support costs for new products ("infrastructure") which unfavorably impacted gross margin rate by 0.2 percentage points.

        Gross margin was 47.7% and 47.1% for the six months ended June 30, 2004 and 2003, respectively. The increase in gross margin was primarily due to the following:

  •
  Improved manufacturing efficiencies favorably impacted the gross margin rate by 0.5 percentage points; and

  •
  foreign currency exchange rates favorably impacted the gross margin by 0.8 percentage points; partially offset by

  •
  unfavorable geographic sales mix, which more than offset favorable product type mix, resulted in a net unfavorable 0.6 percentage point impact; and

  •
  higher infrastructure and other costs, which unfavorably impacted gross margin rate by 0.1 percentage points.

Operating Expenses

        Selling, general and administrative ("SG&A") expenses increased $11.0 million to $146.3 million or 24.5% of sales for the three months ended June 30, 2004 from $135.3 million or 24.5% of sales for the three months ended June 30, 2003. SG&A expenses increased $29.5 million to $284.8 million or 25.1% of sales for the six months ended June 30, 2004 from $255.3 million or 25.1% of sales for the six months ended June 30, 2003. The dollar increase in SG&A spending was a result of increased sales volume, currency, the Company's increased investments in selling and marketing activities related to our Immunoassay and other product offerings and new product training programs.

        Research and development ("R&D") expenses decreased $0.8 million to $46.6 million or 7.8% of sales for the three months ended June 30, 2004 from $47.4 million or 8.6% of sales for the three months ended June 30, 2003 and increased $1.8 to $94.7 million or 8.4% of sales for the six months ended June 30, 2004 from $92.9 million or 9.1% of sales for the six months ended June 30, 2003. The decreases in R&D as a percentage of sales are due primarily to the timing of certain projects and currency. In 2003 we were incurring substantial R&D costs on the launch of several new products, such as the UniCel® DxI 800 Access® system. In 2004, the costs for supporting this and other recently launched products have transitioned to manufacturing and are classified in cost of goods sold. Additionally, the strengthening of certain foreign currencies did not impact R&D, as substantially all R&D efforts are in the U.S., resulting in a decrease in R&D as a percentage of sales.

        In the first quarter of 2003, the Company recorded a restructure charge of $18.5 million which represents the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide. Certain related employee termination costs will be paid through the third quarter of 2004. See Note 3 "Provision for Restructuring Operations" of the Condensed Consolidated Financial Statements for more information. In the quarter ended June 30, 2004, approximately $0.4 million of restructuring charges were reversed as it was determined that these amounts were not going to be utilized.

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

        As indicated in Note 12 "Business Segment Information," of the Condensed Consolidated Financial Statements, all corporate activities are captured in a central service "Center," including costs incurred at the corporate level which significantly benefit the operations of each segment. Because these segment related costs remain in the "Center," a discussion of our operating profit by segment is not meaningful.

Non Operating Income and Expenses

        Interest income includes income from sales-type lease receivables. Interest income increased $0.8 million to $3.1 million in the second quarter of 2004 from $2.3 million in the second quarter of 2003 and increased $1.6 million to $5.9 million in the six months ended June 30, 2004 from $4.3 million in the six months ended June 30, 2003, due primarily to retention of sales-type lease receivables.

        Interest expense declined $2.3 million to $7.3 million in the second quarter of 2004 from $9.6 million in the second quarter of 2003 and decreased 4.4 million to $16.6 million in the six months ended June 30, 2004 from $21.0 million in the six months ended June 30, 2003 due to lower average debt balances and lower interest rates on the variable portion of our borrowings. Also contributing to a decline in interest expense was the successful resolution of certain segments of the IRS audits for the tax years 1998 through 2001, which resulted in the elimination of approximately $2.0 million of related interest accruals during the second quarter of 2004.

        Other non-operating (income) and expense includes the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Gain on sale of the assets of LAO	$(1.3)	$(3.6)	$(1.3)	$(3.6)
Gain on sales of sales-type lease receivables	—	(1.1)	—	(2.4)
Foreign exchange and related derivative activity	10.3	5.7	21.8	7.8
Other	0.2	1.4	0.5	3.0

Total	$9.2	$2.4	$21.0	$4.8

        The assets of LAO were sold in the second quarter of 2003 and resulted in a $3.6 million gain. The $1.3 million gain in the three months ended June 30, 2004 relates to the expiration and reversal of an accrual for certain contingencies recorded pursuant to the asset sale agreement.

Income Taxes

        Income taxes as a percentage of pretax income was 28% for the three and six months ended June 30, 2004 compared to 27% and 18.8% for the three and six months ended June 30, 2003, respectively. Income taxes as a percentage of pretax income for the six months ended June 30, 2003 was impacted by the $28.9 million non-taxable credit received in settlement of the escrow account dispute and the $18.5 million restructure charge recorded in the first quarter of 2003. Excluding the impact of these items, income taxes as a percentage of pretax income for the six months ended June 30, 2003 was 27%.

Liquidity and Capital Resources

        Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing and to convert those assets that are no longer required in meeting existing strategic objectives into cash. Therefore, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds for use in achieving long-range business objectives and meeting our commitments.

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

  •
  To paydown the $65.0 million in outstanding borrowings on our revolving Credit Facility and possibly repurchase our common stock under our stock repurchase program. During the second quarter of 2004, we drew on our Credit Facility primarily to repurchase 820,700 shares of common stock at an average cost of $57.87. These repurchases were made under our stock repurchase plan, whereby we are permitted to repurchase up to 5.0 million shares of our common stock, through October 2005, to pre-fund our stock-based employee benefit programs. As of June 30, 2004, we have repurchased 4.3 million shares of the 5.0 million shares authorized. During the first six months of 2004, we repurchased a total of 1.8 million shares for $102.0 million. We anticipate we will repurchase the remaining 0.7 million shares available under the program, however, we have no commitment or obligation to do so.

  •
  To raise and maintain our quarterly dividend to our historical 15-20% annual payout ratio over time. Our dividend paid in the second quarter was $0.11 per share. In July 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.13 per share, payable on September 2, 2004 to stockholders of record on August 13, 2004.

  •
  To continue to contribute to our pension plans as needed in order to meet the minimum funding requirements. During the six months ended June 30, 2003 we contributed $39.0 million to our US pension plans and $40 million during the same period this year. We have no plans to contribute any additional amounts to our US pension plans as we are now in a prepaid pension asset position.

        Cash flows provided by operating activities were $55.7 million in the first six months of 2004 as compared to $135.4 million in the first six months of 2003. The decrease in operating cash flows is due primarily to an increase in inventory, year over year, as a result of our continuing introduction of new products and a decrease in accounts payable and accrued liabilities resulting from larger payments of performance-based compensation in 2004 versus 2003 that had been accrued at December 31, 2003 and 2002, respectively. Also contributing to the decrease was the impact of items in 2003 that did not recur in the first quarter of 2004 such as the Coulter escrow account litigation settlement, which provided a $28.9 million cash inflow and a $27.7 million impact to net earnings.

        Investing activities used cash of $76.0 million and $65.1 million in the first six months of 2004 and 2003, respectively. Capital expenditures increased between the two periods from $57.1 million in 2003 to $69.7 million in 2004 primarily as a result of increased customer operating type leases, which are carried as fixed assets on our consolidated balance sheet. Payments during 2004 for business acquisitions and technology licenses were to acquire exclusive rights to a) the iNOS marker from Research & Diagnostic Antibodies, LLC for use in the detection and management of sepsis, b) a second-generation rapid, postmortem test for bovine spongiform encephalapothy (BSE), commonly known as mad cow disease, from InPro Biotechnology, c) proprietary eXpress Profiling technology from Althea Technologies, Inc. and d) distribution rights to a flow cytometry instrument, which we will market to clinical diagnostics laboratories as the Cell Lab Quanta. The 2003 business acquisition payment represents additional consideration to purchase substantially all of the remaining minority interest in a majority-owned foreign entity.

        Financing activities used cash of $24.7 million in the first six months of 2004 versus $113.5 million in 2003. The net decrease in cash outflows in 2004 is primarily due to a significant reduction in debt repayments. In 2004 we had net borrowings of $54.5 million mostly due to the $65.0 million draw from our Credit Facility, whereas in 2003, we had an $80.4 million net reduction in debt due to a $129.0 million payment on our long term debt. Cash proceeds from the issuance of stock under certain employee stock-based benefit plans increased to $37.7 million in 2004 from $20.0 million in 2003. We also increased the amount of common stock repurchased for treasury to $102.0 million in 2004 from $41.9 million in 2003. During 2004, we paid two quarterly cash dividends totaling $14.0 million, up from $11.1 million paid in 2003.

        We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management and Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through June 30, 2004, we have capitalized $115.0 million of costs associated with this ERP system, which includes $37.6 million of capitalized internal labor costs. Based on our geographic rollout strategy, as of June 30, 2004, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe and the deployment of systems for Sales, Service and Order Management are currently underway in Europe. In 2003, we revised the originally scheduled deployment dates of certain systems and we expect that the majority of the work required to complete global implementation of the new systems will take place through 2005. External costs are expected to approximate those originally anticipated while internal costs, consisting primarily of internal labor, are expected to increase as a result of the revised schedule. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

        The Company maintains a $400 million unsecured Credit Facility. This facility enables us to borrow up to $400 million (and can be increased up to $600 million upon the satisfaction of certain conditions), matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the $400 million Credit Facility generally bear interest at LIBOR plus a margin (0.45% to 1.50%) based upon our senior unsecured debt rating. We must also pay a quarterly facility fee of 0.15%

per annum on the $400 million Credit Facility commitment. As of June 30, 2004, there was $65.0 million drawn on the $400 million Credit Facility and no amounts drawn as of December 31, 2003.

        Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our credit facility and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

        At June 30, 2004, there have been no material changes in the Company's significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

        The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company's critical accounting policies which the Company believes could have the most significant effect on the Company's reported results and require subjective or complex judgments by management is contained on pages 33 to 36 in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that at June 30, 2004, there has been no material change to this information.

Recent Accounting Developments

        See Note 2 of the Condensed Consolidated Financial Statements for information regarding recent accounting developments.

Forward-Looking Statements

        This quarterly report contains forward-looking statements, including statements regarding, among other items:

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

  •
  sources of new products and anticipated development activities;

  •
  earnings and sales growth;

  •
  anticipated contribution to the Company's pension fund during the remainder of 2004;

  •
  effects of the patent infringement action between Acon Laboratories, Beckman Coulter's supplier and Inverness Medical Innovations;

  •
  anticipated dividend payout ratios;

  •
  our anticipated use of operating cash flows; and

  •
  our completion of our internal controls evaluation pursuant to Section 404 of the Sarbanes-Oxley Act of 2002.

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

  •
  other factors that cannot be identified at this time; and

  •
  potential delays or difficulties in completing our internal controls evaluation.

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

        Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of June 30, 2004 and December 31, 2003, the notional amounts of all derivative foreign exchange contracts was $243.9 million and $339.4 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of June 30, 2004 and December 31, 2003 was a net liability of $15.2 million and $36.4 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2004. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $20.3 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $18.4 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at June 30, 2004 were not materially different than those at December 31, 2003.

        Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year's pre-tax earnings by $1.7 million based on the amount of variable rate debt outstanding at June 30, 2004. This analysis includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

        Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 4 "Derivatives" of the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of June 30, 2004, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company's internal controls over financial reporting during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2004	—	—	—	1,488,094
May 1 through 31, 2004	820,700	$57.87	820,700	667,394
June 1 through 30, 2004	—	—	—	667,394

Total	820,700	$57.87	820,700	667,394

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits
15	Report of Independent Registered Public Accounting Firm, July 26, 2004
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information, July 26, 2004
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
(b)
Reports on Form 8-K Filed During the Second Quarter ended June 30, 2004.

1)
Results of Operations and Financial Condition "Beckman Coulter First Quarter 2004, Reported Sales Grow 15%; Comparable Net Earnings Grow 24%. Reported Net Earnings were $35.6 Million, With Comparisons Impacted By Prior Year Non-Recurring Items of $15.9 Million." Filed May 3, 2004.

Signatures

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC. (Registrant)
Date: July 30, 2004	By	/s/ JOHN P. WAREHAM John P. Wareham Chairman of the Board and Chief Executive Officer
Date: July 30, 2004	By	/s/ JAMES T. GLOVER James T. Glover Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
15	Report of Independent Registered Public Accounting Firm, July 26, 2004
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information, July 26, 2004
31.	Rule 13a-14(a)/15d-14(a) Certifications
32.	Section 1350 Certifications

QuickLinks

Table of Contents
Part I. Financial Information
  Item 1. Financial Statements
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in millions, except amounts per share)
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except amounts per share and share data) (Unaudited)
BECKMAN COULTER, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions) (Unaudited)
BECKMAN COULTER, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 6. Exhibits and Reports on Form 8-K
Signatures
INDEX TO EXHIBITS