Form 10-Q
period 2004-09-30
BECKMAN COULTER INC
filed 2004-11-04
CIK 840467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(714) 871-4848

(Registrant’s telephone number, including area code)

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

The number of outstanding shares of the registrant’s common stock as of October 22, 2004 was 60,795,563 shares.

BECKMAN COULTER, INC.

FORM 10-Q
For the quarterly period ended September 30, 2004

Part I. Financial Information

Item 1.   Financial Statements

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except amounts per share)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$31.3	$74.6
Trade and other receivables, net	548.1	580.0
Inventories	478.9	389.0
Other current assets	97.1	89.0
Total current assets	1,155.4	1,132.6
Property, plant and equipment, net	418.4	398.9
Goodwill	392.4	388.8
Other intangibles, net	324.0	323.4
Other assets	353.7	285.9
Total assets	$2,643.9	$2,529.6
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$109.7	$39.3
Accounts payable, accrued expenses and other liabilities	422.4	456.2
Income taxes payable	74.2	54.1
Total current liabilities	606.3	549.6
Long-term debt, less current maturities	613.2	625.6
Deferred income taxes	151.0	151.9
Other liabilities	300.2	304.8
Total liabilities	1,670.7	1,631.9
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.10 par value, authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value, authorized 150.0 shares; shares issued 66.1 and 64.7 at September 30, 2004 and December 31, 2003, respectively; shares outstanding 60.8 and 61.9 at September 30, 2004 and December 31, 2003, respectively	6.6	6.5
Additional paid-in capital	385.0	327.5
Retained earnings	768.4	639.9
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	44.8	34.6
Derivatives qualifying as hedges	(8.2)	(25.0)
Minimum pension liability adjustment	(2.5)	(2.5)
Treasury stock, at cost: 5.0 and 2.5 common shares at September 30, 2004 and December 31, 2003, respectively	(218.6)	(80.2)
Unearned compensation	(2.3)	(3.1)
Common stock held in grantor trust, at cost: 0.3 common shares at September 30, 2004 and December 31, 2003	(15.2)	(14.1)
Grantor trust liability	15.2	14.1
Total stockholders’ equity	973.2	897.7
Total liabilities and stockholders’ equity	$2,643.9	$2,529.6

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except amounts per share and share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Sales	$581.2	$534.8	$1,715.3	$1,553.9
Cost of sales	301.5	272.0	894.4	810.6
Gross profit	279.7	262.8	820.9	743.3
Operating costs and expenses:
Selling, general and administrative	148.1	142.5	432.9	397.8
Research and development	51.5	46.5	146.2	139.4
Restructure (credit) charge	(0.3)	—	(0.7)	18.5
Litigation settlement and related expenses	—	—	—	(26.9)
Total operating costs and expenses	199.3	189.0	578.4	528.8
Operating income	80.4	73.8	242.5	214.5
Non-operating (income) and expenses:
Interest income	(3.4)	(3.1)	(9.3)	(7.4)
Interest expense	9.1	10.6	25.7	31.6
Other, net	7.4	11.5	28.4	16.3
Total non-operating expenses	13.1	19.0	44.8	40.5
Earnings before income taxes	67.3	54.8	197.7	174.0
Income taxes	10.1	14.8	46.6	37.2
Net earnings	$57.2	$40.0	$151.1	$136.8
Basic earnings per share	$0.93	$0.65	$2.45	$2.24
Diluted earnings per share	$0.87	$0.62	$2.30	$2.14
Weighted average number of shares outstanding (in thousands):
Basic	61,392	61,218	61,711	60,992
Diluted	65,413	64,822	65,790	64,054
Dividends declared per share	$0.13	$0.11	$0.35	$0.29

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Net Cash Provided By Operating Activities	$131.5	$197.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(106.6)	(95.4)
Payments for business acquisitions and technology licenses	(8.3)	(8.0)
Net cash used in investing activities	(114.9)	(103.4)
Cash Flows from Financing Activities:
Dividends to stockholders	(22.6)	(17.9)
Proceeds from issuance of stock	45.6	35.9
Proceeds from stock purchase plan	2.7	2.4
Repurchases of common stock for treasury	(138.3)	(41.9)
(Repurchases of) proceeds from common stock held in grantor trust	(1.1)	0.2
Notes payable borrowings, net	59.8	24.8
Long-term debt reductions	(8.1)	(130.4)
Net cash used in financing activities	(62.0)	(126.9)
Effect of exchange rates on cash and cash equivalents	2.1	6.2
Decrease in cash and cash equivalents	(43.3)	(26.6)
Cash and cash equivalents—beginning of period	74.6	91.4
Cash and cash equivalents—end of period	$31.3	$64.8

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

Certain Company Subsidiaries outside of the United States are included in the consolidated financial statements on the basis of fiscal years ending November 30 (and a current quarter ending August 31, 2004) in order to facilitate timely consolidation. This one-month reporting lag will be eliminated as of the beginning of 2005 for these international subsidiaries. The December 2004 results of operations for these entities which have historically been reported in the first quarter of the new year, will be recorded as an adjustment to retained earnings on January 1, 2005. Both fiscal years ending December 31, 2004 and 2005 will have twelve months of operating results.

The financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company’s results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Revenues, expenses, assets and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.   Recent Accounting Developments

On May 19, 2004, the FASB issued FASB Staff Position (“FSP”) No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company adopted FSP FAS 106-2 on a prospective basis effective July 1, 2004. See Note 10 “Retirement Benefits” for more information.

3.   Provision for Restructuring Operations

In January 2003, the Company announced a strategic reorganization of its business to combine its Life Science Research and Specialty Testing divisions into a single Biomedical Research Division. The objective of the reorganization was to enable the Company to better leverage its technologies and products across the entire life sciences and clinical research customer base. The reorganization plan also included a refocus of the Company’s international operations to improve profitability. The reorganization resulted in a 3% reduction in the Company’s workforce and a pre-tax charge of $18.5 million primarily related to employee termination costs. The charge taken against first quarter 2003 earnings represented the total amount expected to be incurred under the plan except for the potential impact of currency fluctuations relative to projected currency rates. The reorganization plan was substantially completed in the second quarter of 2003.

The following is a reconciliation of the restructure activity and accrual included in accounts payable, accrued expenses and other liabilities in the Condensed Consolidated Balance Sheets (in millions):

	Initial Accrual	Cash Payments in 2003	Balance at December 31, 2003	Cash Payments in 2004	Adjustments	Balance at September 30, 2004
Employee termination	$17.5	$(14.1)	$3.4	$(2.7)	$(0.7)	$—
Other	1.0	(1.0)	—	—	—	—
Total	$18.5	$(15.1)	$3.4	$(2.7)	$(0.7)	$—

In the nine months ended September 30, 2004, approximately $0.7 million of the restructure accrual was reversed, as it was determined that these amounts were not going to be utilized.

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

Foreign Currency

The Company manufactures its products principally in the United States, but generated approximately 44% of its revenues in 2003 from sales made outside the United States through its international subsidiaries. Sales generated by international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from the Company’s intercompany sales to its international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

Hedge ineffectiveness associated with the Company’s cash flow and fair value hedges was immaterial and no cash flow or fair value hedges were discontinued in the three and nine months ended September 30, 2004 and 2003.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income) and expenses upon the recognition of the hedged transaction. The Company estimates that $13.4 million ($8.0 million after taxes) of the $13.7 million ($8.2 million after taxes) of unrealized loss included in accumulated other comprehensive income at September 30, 2004 will be reclassified to other non-operating (income) and expenses within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at September 30, 2004 which settle as late as December 2005.

Interest Rate

The Company uses interest rate swap agreements to hedge fluctuating interest rates on its Senior Notes due in 2011. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

Pursuant to the Company’s reverse interest rate swap agreements the Company receives an average fixed interest rate of 5.7%, and pays a floating interest rate based on the LIBOR (1.7% at September 30, 2004). These reverse interest rate swaps have been designated as fair value hedges and have been deemed perfectly effective. In September 2004, the Company terminated one of these reverse interest rate swap contracts with a notional value of $95.0 million, resulting in a deferred gain of $9.5 million. This amount will be amortized over the remaining original term of the Senior Note through November 2011. At September 30, 2004, the fair value of the remaining reverse interest rate swap, with a notional amount of $140.0 million, was $13.3 million and is included in other long-term assets. An offsetting $13.3 million credit is included in long-term debt as a fair value adjustment.

5.   Comprehensive Income

The reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$57.2	$40.0	$151.1	$136.8
Foreign currency translation adjustment	(2.1)	(31.9)	10.2	35.6
Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $0.8 and $0.2 for the three and nine months ended September 30, 2004, respectively, and $3.7 and $15.5 for the three and nine months ended September 30, 2003, respectively	(1.1)	(5.6)	(0.3)	(23.3)
Reclassifications to non-operating income, net of income taxes of $3.2 and $11.4 for the three and nine months ended September 30, 2004, respectively, and $4.2 and $8.8 for the three and nine months ended September 30, 2003, respectively	4.8	6.4	17.1	13.3
	3.7	0.8	16.8	(10.0)
Comprehensive income	$58.8	$8.9	$178.1	$162.4

6.   Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended September 30,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$57.2	61.392	$0.93	$40.0	61.218	$0.65
Effect of dilutive stock options	—	4.021	(0.06)	—	3.604	(0.03)
Diluted EPS:
Net earnings	$57.2	65.413	$0.87	$40.0	64.822	$0.62

	Nine Months Ended September 30,
	2004			2003
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$151.1	61.711	$2.45	$136.8	60.992	$2.24
Effect of dilutive stock options	—	4.079	(0.15)	—	3.062	(0.10)
Diluted EPS:
Net earnings	$151.1	65.790	$2.30	$136.8	64.054	$2.14

For the three and nine months ended September 30, 2004, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS. For the three and nine months ended September 30, 2003, there were 0.1 million and 2.6 million shares, respectively, relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been anti-dilutive.

7.   Sale of Assets

The Company sold certain receivables (“Receivables”) during the nine months ended September 30, 2004, primarily in Japan. In 2003, the receivables sold were primarily in Japan and the U.S. During the nine month period ended September 30, 2004, the net book value of financial assets sold was $59.0 million for which the Company received approximately $58.8 million in cash proceeds. During the nine months ended September 30, 2003, the Company sold Receivables with a net book value of $81.5 million for cash proceeds of approximately $84.4 million. These transactions were accounted for as sales and as a result the related Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

The agreements underlying the sale of Receivables in 2003 contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrues a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, the Company typically services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of these sold Receivables and amortizes this amount to income over the remaining life of the service period. At September 30, 2004 and December 31, 2003, there was $0.9 million and $1.1 million, respectively of deferred service fees included in accrued liabilities on the Condensed Consolidated Balance Sheets. For the three months ended September 30, 2004 and 2003, there was $0.1 million and $0.1 million, respectively, of deferred service fees amortized to income.

8.   Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	September 30, 2004	December 31, 2003
Finished products	$325.9	$274.5
Raw materials, parts and assemblies	127.4	95.6
Work in process	25.6	18.9
	$478.9	$389.0

Changes in the product warranty obligation for the nine months ended September 30, 2004 were as follows (in millions):

Balance as of December 31, 2003	$14.7
New warranties expense	43.0
Payments and adjustments	(43.5)
Balance as of September 30, 2004	$14.2

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses.

9.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2004 were as follows (in millions):

	Clinical Diagnostics	Biomedical Research	Total
Goodwill, December 31, 2003	$335.1	$53.7	$388.8
Minority interest	0.2	—	0.2
Settlements of pre-acquisition tax contingencies	0.3	—	0.3
Excess purchase price adjustments	—	2.9	2.9
Currency translation adjustments	—	0.2	0.2
Goodwill, September 30, 2004	$335.6	$56.8	$392.4

Other intangible assets consisted of the following (in millions):

	September 30, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$59.1	$(21.7)	$37.4	$56.2	$(19.2)	$37.0
Customer contracts	167.1	(45.5)	121.6	167.1	(40.4)	126.7
Other	42.8	(17.9)	24.9	34.9	(15.3)	19.6
	269.0	(85.1)	183.9	258.2	(74.9)	183.3
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6
	$409.1	$(85.1)	$324.0	$398.3	$(74.9)	$323.4

Recorded intangible asset amortization expense for the three months ended September 30, 2004 and 2003 was $3.6 million and $3.0 million, respectively. For the nine months ended September 30, 2004 and 2003 recorded intangible amortization expense was $10.2 million and $9.4 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 is $13.4 million, $13.9 million, $13.8 million, $12.9 million and $12.7 million, respectively.

10.   Retirement Benefits

The following tables list the components of the net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 (in millions):

	Pension Plans
	Three months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Service cost	$4.6	$4.3	$13.8	$12.9
Interest cost	8.8	9.1	26.4	27.3
Expected return on plan assets	(13.0)	(10.2)	(37.9)	(30.6)
Amortization of prior service costs	0.6	0.6	1.8	2.0
Amortization of actuarial loss	1.7	1.1	5.1	3.3
Net periodic benefit cost	$2.7	$4.9	$9.2	$14.9

	Postretirement Plans
	Three months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Service cost	$0.5	$0.7	$1.9	$2.1
Interest cost	1.3	2.0	4.9	6.0
Amortization of prior service costs	(1.2)	(1.0)	(3.6)	(3.0)
Amortization of actuarial loss	—	0.4	0.8	1.2
Net periodic benefit cost	$0.6	$2.1	$4.0	$6.3

In May 2004, the Company contributed $40.0 million to its U.S. Pension Plan. No further contributions are expected to be made in 2004.

The Company adopted FSP FAS 106-2: “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” on a prospective basis effective July 1, 2004. This adoption resulted in a reduction of the Company’s accumulated postretirement benefit obligation of $26.7 million at July 1, 2004 and a reduction of the net periodic benefit cost of $1.1 million for the quarter ended September 30, 2004.

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

Certain tests sold by Beckman Coulter and manufactured by Acon Laboratories allegedly infringe patents owned by Inverness Medical Innovations (“IMI”) according to pleadings on file in the Federal District Court for Massachusetts. These tests include ones that Acon supplies to Beckman Coulter for use primarily in physician offices and clinics, and which generate approximately $6.0 million in sales and $2.0 million in net income per year for the Company. Beckman Coulter is not a party to the district court proceedings. The court has declined to enter a preliminary injunction against Acon, in favor of proceeding with a jury trial of the issues in the fourth quarter of 2004. Should IMI prevail, the Company believes that it has alternatives to the products currently purchased from Acon and does not anticipate a material impact on its results of operations, financial position or liquidity.

During the first quarter of 2003, the Company settled its claims against an escrow account created as part of the Beckman Instruments, Inc. 1997 acquisition of Coulter Corporation to cover contingent pre-acquisition liabilities. The Company recorded, in operating income, a non-taxable credit of $28.9 million, offset by related pretax expenses of $2.0 million ($1.2 million after taxes), resulting in a net credit of $27.7 million after taxes. The credit settles all of Beckman Coulter’s claims against the escrow account, including the patent litigation settlement charge taken in the fourth quarter of 2002.

In addition to the sales of certain receivables discussed in Note 7 “Sale of Assets,” the Company sells its instruments to a third party financing company who then leases the instruments to end users. The agreement underlying these sales indicates that the Company is responsible for up to 10% of end user customer defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities. These reserves were not material at September 30, 2004 or December 31, 2003.

12.   Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. The Company’s two reportable segments are Clinical Diagnostics and Biomedical Research. The Clinical Diagnostics segment encompasses the detection and monitoring of disease by means of laboratory evaluation and analysis of bodily fluids, cells and other substances from patients. The Biomedical Research segment focuses on customers doing research in university and medical school laboratories, research institutes, government laboratories and biotechnology and pharmaceutical companies. All corporate and centralized activities, including financing transactions, are captured in a central shared services “Center”, which is reflected in the tables below. The Company evaluates performance based on profit or loss from operations. Reportable segments are managed separately, since each business requires different technologies or products.

	Three Months Ended September 30,		Nine Months Ended September 30,
	(unaudited)		(unaudited)
	2004	2003	2004	2003
	(in millions)
Net sales:
Clinical Diagnostics	$420.0	$381.1	$1,236.4	$1,103.1
Biomedical Research	161.2	153.7	478.9	450.8
Center	—	—	—	—
Consolidated	$581.2	$534.8	$1,715.3	$1,553.9
Operating income:
Clinical Diagnostics	$80.2	$81.3	$240.2	$217.0
Biomedical Research	20.6	21.9	68.4	59.7
Center	(20.4)	(29.4)	(66.1)	(62.2)
Consolidated	$80.4	$73.8	$242.5	$214.5
Interest income:
Clinical Diagnostics	$(2.3)	$(1.5)	$(5.9)	$(4.7)
Biomedical Research	—	—	—	—
Center	(1.1)	(1.6)	(3.4)	(2.7)
Consolidated	$(3.4)	$(3.1)	$(9.3)	$(7.4)
Interest expense:
Clinical Diagnostics	$—	$—	$—	$—
Biomedical Research	—	—	—	—
Center	9.1	10.6	25.7	31.6
Consolidated	$9.1	$10.6	$25.7	$31.6
Sales to external customers:
Americas
United States	$322.7	$307.7	$955.3	$889.6
Canada and Latin America	34.8	29.9	105.0	86.6
	357.5	337.6	1,060.3	976.2
Europe	151.8	131.0	452.7	394.9
Asia	71.9	66.2	202.3	182.8
Consolidated	$581.2	$534.8	$1,715.3	$1,553.9

	September 30, 2004	December 31, 2003
	(unaudited)
Long-lived assets:
Americas
United States	$1,264.7	$1,202.0
Canada and Latin America	27.8	25.2
	1,292.5	1,227.2
Europe	168.1	141.5
Asia	27.9	28.3
Consolidated	$1,488.5	$1,397.0
Total assets:
Clinical Diagnostics	$1,622.6	$1,543.9
Biomedical Research	582.5	564.6
Center	438.8	421.1
Consolidated	$2,643.9	$2,529.6

13.   Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Pursuant to APB No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized no compensation expense on its stock option plans. The Company also does not recognize compensation expense on stock issued to employees under its stock purchase plan. Compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed by the employee. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied for all outstanding and unvested awards each year (in millions, except amounts per share):

	Three months Ended September 30,		Nine months Ended September 30,
	2004	2003	2004	2003
Net earnings as reported	$57.2	$40.0	$151.1	$136.8
Stock-based employee compensation expense included in reported net earnings, net of tax	0.2	0.1	0.6	0.4
Pro forma compensation expense, net of tax	(3.4)	(2.7)	(18.0)	(9.4)
Pro forma net earnings	$54.0	$37.4	$133.7	$127.8
Earnings per share:
Basic—as reported	$0.93	$0.65	$2.45	$2.24
Basic—pro forma	$0.88	$0.61	$2.17	$2.10
Diluted—as reported	$0.87	$0.62	$2.30	$2.14
Diluted—pro forma	$0.83	$0.58	$2.03	$2.00

On April 1, 2004, the 2004 Long-Term Performance Plan was approved by the Company’s shareholders, authorizing the issuance of up to 6.5 million shares of the Company’s common stock. On the same date, the Company granted approximately 0.6 million immediately vesting stock options at an exercise price of $54.67 per share, equal to the market value of the Company’s common stock on April 1, 2004. These options were granted under an arrangement, entered into in 2001, whereby stock options would be granted to certain executives after the Company’s stock price reached $53.00 per share by a certain date and maintained this price for 30 consecutive trading days.

14.   Income Taxes

Income taxes as a percentage of pretax income was 15.0% for the three months ended September 30, 2004 and 23.6% for the nine months ended September 30, 2004, compared to 27% and 21.4% for the three and nine months ended September 30, 2003, respectively.

The decrease in income taxes as a percentage of pretax income to 15.0% and 23.6% for the quarter and nine months ended September 30, 2004, respectively, was primarily a result of the resolution of certain segments of the Internal Revenue Service audit of the tax years ending in 1998 through 2002.

Income taxes as a percentage of pretax income for the nine months ended September 30, 2003 was impacted by the $28.9 million non-taxable credit received in settlement of the escrow account dispute and the $18.5 million restructure charge recorded in the first quarter of 2003.

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

Our products compete in the Clinical Diagnostics and Biomedical Research markets. Clinical Diagnostics and Biomedical Research generated approximately 70% and 30% of 2003 revenues, respectively. Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our Clinical Diagnostic instruments are typically leased to customers under either operating-type lease or sales-type lease arrangements while our Biomedical Research products are typically cash sales. Approximately 64% of our 2003 revenues came from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in more than 130 countries, with approximately 44% of revenues in 2003 coming from sales outside the United States. Our strategy is to expand our market share as a leading provider of laboratory systems by the continued rollout of new products, along with several planned entries into new markets such as forensics, bioterrorism and molecular pathology.

The Clinical Diagnostics market has recently enjoyed modest growth as diagnostic test volumes continue to increase as a result of factors such as an aging population and greater acceptance of Western medicine in emerging countries. In Clinical Diagnostics, our customers are faced with increasing volumes of testing and a shrinking skilled labor pool while under constant pressure to contain costs. Our SYNCHRON LXi® 725 combined routine chemistry and immunoassay system, the UniCel® DxI 800 Access® immunoassay systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In 2003, we signed four assay development agreements one of which resulted in the introduction of a test for BNP (B-type natriuretic peptide), which is an indicator of congestive heart failure. In the first nine months of 2004, we signed a licensing agreement for iNOS (inducible nitric oxide) a new marker in blood that we plan to develop into a test to be used in the detection and management of patients at risk for developing sepsis, a potentially deadly medical condition. We have also begun shipping several assays for cancer, including pancreatic cancer and breast cancer. In hematology, we continue to automate more of the testing process with recently introduced platforms to serve high-volume hospital labs and small- to mid-sized labs.

The Biomedical Research market is dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets. These Biomedical Research markets have struggled in recent years. However, spending on academic and government funded research is growing at a modest rate, differing country by country. In the U.S., National Institute of Health funding is up about 3% for 2004. We are seeing an increase in pharmaceutical and biotechnology research and development investment along with a growing need to simplify and automate testing in the clinical research market. These trends are starting to drive growth in certain areas of the Biomedical Research market. In Biomedical Research our strategy is focused on becoming a provider of solutions for our various customers. To serve customers researching proteins and their roles in the health of the human body, we have a number of products useful in many phases of proteomic research including our ProteomeLab™ PF 2D fractionation system, which simplifies and automates this type of research, and the ProteomeLab™ A2™ MicroArray System, a medium-density testing array platform for therapeutic development and evaluation of biomarkers for disease diagnosis. We are also entering growing segments within the robotic automation market such as forensics, biological agent testing and molecular pathology. Our Cytomics FC 500 series of flow cytometers, which provide powerful cell analysis technology for disease and drug research, continue to be well accepted in the marketplace.

Our after-market sales of chemistry kits, supplies and service allow us to generate substantial operating cash flow. We continue to use this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development and business and technology acquisitions. Additionally, during 2004, we have used our operating cash flow, supplemented by a $65 million borrowing under our credit facility in the second quarter of 2004, to repurchase shares of our common stock and pay regular quarterly dividends. We plan to increase our quarterly dividend to a 15-20% payout ratio over time. In 2004, we also made a $40.0 million contribution to our U.S. pension plan. No further contributions are expected to be made in 2004.

We are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets including economic weakness, healthcare cost containment initiatives and constrained government funding. We believe we are addressing these risks by providing our customers automated and cost effective solutions. Additionally, in order to continue to grow the Company, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies, acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. We believe that our strong cash flow will enable us to continue to fund these activities. A large number of our products require marketing authorizations from the U.S. Food & Drug Administration (“FDA”) and similar agencies in other countries. We have been successful in maintaining our compliance with these agencies in the past and obtaining the necessary clearances for our new products.

The Company is currently in the process of evaluating its internal controls as required under Section 404 of the Sarbanes-Oxley Act of 2002. The Company has a detailed plan in place and is currently on schedule to have this process completed by December 31, 2004, as required.

Results of Operations

Revenues

The following provides key product and geographical sales information (dollar amounts in millions):

	Three months Ended September 30,		Reported	Constant Currency
	2004	2003	Growth %	Growth %*
Routine Chemistry	$166.8	$150.3	11.0	9.6
Immunodiagnostics	128.3	104.5	22.8	21.0
Total Chemistry	295.1	254.8	15.8	14.2
Hematology	124.9	126.3	(1.1)	(2.9)
Total Clinical Diagnostics	420.0	381.1	10.2	8.6
Robotic Automation/Genetic Analysis	38.3	35.5	7.9	4.8
Centrifuge/Analytical Systems	65.7	65.4	0.5	(1.7)
Total Specialty Testing	57.2	52.8	8.3	5.5
Total Biomedical Research	161.2	153.7	4.9	2.3
Total	$581.2	$534.8	8.7	6.8
Americas
United States	322.7	307.7	4.9	4.9
Canada and Latin America	34.8	29.9	16.4	15.1
Total Americas	357.5	337.6	5.9	5.8
Europe	151.8	131.0	15.9	10.1
Asia	71.9	66.2	8.6	5.1
Total	$581.2	$534.8	8.7	6.8

	Nine months Ended September 30,		Reported	Constant Currency
	2004	2003	Growth %	Growth %*
Routine Chemistry	$499.3	$445.9	12.0	9.6
Immunodiagnostics	361.1	303.6	18.9	15.7
Total Chemistry	860.4	749.5	14.8	12.1
Hematology	376.0	353.6	6.3	3.3
Total Clinical Diagnostics	1,236.4	1,103.1	12.1	9.3
Robotic Automation/Genetic Analysis	108.4	105.6	2.7	(1.6)
Centrifuge/Analytical Systems	200.3	190.6	5.1	1.2
Total Specialty Testing	170.2	154.6	10.1	5.3
Total Biomedical Research	478.9	450.8	6.2	2.0
Total	$1,715.3	$1,553.9	10.4	7.2
Americas
United States	955.3	889.6	7.4	7.4
Canada and Latin America	105.0	86.6	21.2	16.7
Total Americas	1,060.3	976.2	8.6	8.2
Europe	452.7	394.9	14.6	5.7
Asia	202.3	182.8	10.7	4.7
Total	$1,715.3	$1,553.9	10.4	7.2

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

The increase in sales, 8.7% and 10.4% for the three and nine months ended September 30, 2004, respectively, was due primarily to increases in clinical diagnostic system sales and our new product flow. The strengthening of foreign currencies, primarily the Euro and Yen, versus the U.S. dollar, also contributed to the Company’s reported growth rates, adding 1.9% and 3.2% for the three and nine months ended September 30, 2004, respectively.

Growth in Clinical Diagnostics of 10.2% and 12.1%, or 8.6% and 9.3% in constant currency, for the three and nine months ended September 30, 2004, respectively, was driven by strength in Routine Chemistry and Immunodiagnostics. Routine Chemistry sales grew 11.0% and 12.0% for the three and nine months ended September 30, 2004, respectively, primarily as a result of increased sales of the SYNCHRON LXi® 725 combined routine chemistry and immunoassay system. Immunodiagnostics sales grew 22.8% and 18.9% for the three and nine months ended September 30, 2004, respectively, due largely to increased sales of the UniCel® DxI 800 Access® system and immunoassay reagents. Hematology sales decreased 1.1% for the three months ended September 30, 2004 but grew 6.3% for the nine months ended September 30, 2004. The decrease in sales for the quarter ended September 30, 2004 was due to significant placements of hematology instruments with large reference labs in the U.S. and increased sales in Asia as a result of the SARS epidemic in the prior year quarter. The growth in Hematology for the nine months ended September 30, 2004 resulted primarily from sales of the COULTER® LH 500 mid-range and the COULTER® LH 750 high-throughput hematology systems as these products continue to enjoy market acceptance. These and other new products are contributing to our growth rate in Clinical Diagnostics and we expect them to continue to drive revenue growth.

Biomedical Research revenues grew 4.9% and 6.2% for the three and nine months ended September 30, 2004, respectively, and in constant currency grew 2.3% and 2.0% for the three and nine months ended September 30, 2004, respectively. Contributing to the growth rates of Biomedical Research sales were increased sales of the Cytomics FC 500 series of flow cytometers and related reagents, the Allegra™ X-12 series of bench top centrifuges and the ProteomeLab™ PF 2D and PA 800 systems. Partially offsetting these increases for the nine month period ending September 30, 2004 was the sale of the Laboratory Automation Operations (“LAO”) product line that took place in the second quarter of 2003. This product line generated $5.9 million of revenues in the nine months ended September 30, 2003 that did not recur in 2004.

Sales in Europe, in constant currency, increased 10.1% and 5.7% for the three and nine months ended September 30, 2004 compared to the prior year led by sales of Immunodiagnostics and Specialty Testing product lines throughout the region. Sales in Asia, in constant currency, increased 5.1% and 4.7% for the quarter and nine months ended September 30, 2004 compared to the prior year as a result of increased sales in Clinical Chemistry, Immunodiagnostics and the Robotic Automation / Genetic Analysis product lines. China and South East Asia sales growth was particularly strong as our products continue to be well received in these regions. Sales in Germany and Japan continue to depress overall sales growth in their respective regions as both of these countries continue to restructure their healthcare reimbursement policies.

Gross Profit

Gross profit as a percentage of sales (“gross margin”) was 48.1% and 49.1% for the three months ended September 30, 2004 and 2003, respectively. The decrease in gross margin was due to the following:

•       Higher service costs to support new product introductions, which unfavorably impacted gross margin by 1.0 percentage points; and

•       increased freight and manufacturing costs, which unfavorably impacted gross margin by 0.6 percentage points; partially offset by

•       foreign currency exchange rates, which favorably impacted gross margin by 0.5 percentage points; and

•       favorable product type mix, partially offset by unfavorable geographical sales mix, resulted in a 0.1 percentage point favorable impact to gross margin.

Gross margin was 47.9% and 47.8% for the nine months ended September 30, 2004 and 2003, respectively. The increase in gross margin was due to the following:

•       Foreign currency exchange rates favorably impacted gross margin by 0.7 percentage points; and

•       improved manufacturing efficiencies impacted gross margin by 0.2 percentage points; partially offset by

•       unfavorable geographical sales mix, which offset favorable product type mix, resulted in a 0.5 percentage point unfavorable impact to gross margin; and

•       increased freight costs, which unfavorably impacted gross margin by 0.3 percentage points.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $5.6 million to $148.1 million or 25.5% of sales for the three months ended September 30, 2004 from $142.5 million or 26.6% of sales for the three months ended September 30, 2003. SG&A expenses increased $35.1 million to $432.9 million or 25.2% of sales for the nine months ended September 30, 2004 from $397.8 million or 25.6% of sales for the nine months ended September 30, 2003. The dollar increase in SG&A spending was a result of increased sales volume, a weaker U.S. dollar, the Company’s increased investments in selling and marketing activities related to our Immunoassay and other product offerings and new product training programs.

Research and development (“R&D”) expenses increased $5.0 million to $51.5 million or 8.9% of sales for the three months ended September 30, 2004 from $46.5 million or 8.7% of sales for the three months ended September 30, 2003 and increased $6.8 million to $146.2 million or 8.5% of sales for the nine months ended September 30, 2004 from $139.4 million or 9.0% of sales for the nine months ended September 30, 2003. Changes in R&D as a percentage of sales are due primarily to the timing of certain projects and the impact of a weaker U.S. dollar on revenue. For instance, in 2003, we were incurring substantial R&D costs on the launch of several new products, such as the UniCel® DxI 800 Access® system. In 2004, the costs for supporting this and other recently launched products have transitioned to manufacturing and are classified in cost of goods sold. This project and the transitioning of its costs impacted the decrease in R&D as a percentage of sales for the nine months ended September 30, 2004. The strengthening of certain foreign currencies did not impact R&D, as substantially all R&D efforts are in the U.S., resulting in a decrease in R&D as a percentage of sales.

In the first quarter of 2003, the Company recorded a restructure charge of $18.5 million which represented the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide. Certain related employee termination costs were paid through the third quarter of 2004. In the three and nine months ended September 30, 2004, approximately $0.3 million and $0.7 million, respectively, of restructuring charges were reversed as it was determined that these amounts were not going to be utilized. See Note 3 “Provision for Restructuring Operations” of the Condensed Consolidated Financial Statements for more information.

During the first quarter of 2003, the Company settled its claims against an escrow account created as part of the Beckman Instruments, Inc. 1997 acquisition of Coulter Corporation to cover contingent pre-acquisition liabilities. The Company recorded a non-taxable credit of $28.9 million, offset by related pretax expenses of $2.0 million ($1.2 million after taxes), resulting in a net credit of $27.7 million after taxes.

As indicated in Note 12 “Business Segment Information,” of the Condensed Consolidated Financial Statements, all corporate activities are captured in a central service “Center,” including costs incurred at the corporate level which significantly benefit the operations of each segment. Because these segment related costs remain in the “Center,” a discussion of our operating profit by segment is not meaningful.

Non Operating Income and Expenses

Interest income includes income from sales-type lease receivables. Interest income increased $0.3 million to $3.4 million in the third quarter of 2004 from $3.1 million in the third quarter of 2003 and increased $1.9 million to $9.3 million in the nine months ended September 30, 2004 from $7.4 million in the nine months ended September 30, 2003, due primarily to retention of more sales-type lease receivables.

Interest expense declined $1.5 million to $9.1 million in the third quarter of 2004 from $10.6 million in the third quarter of 2003 and decreased $5.9 million to $25.7 million in the nine months ended September 30, 2004 from $31.6 million in the nine months ended September 30, 2003 due primarily to the successful resolution of certain segments of the Internal Revenue Service audit of the tax years ending in 1998 through 2002, which resulted in the elimination of approximately $1.0 million and $3.0 million of related interest accruals during the three and nine months ended September 30, 2004. Also contributing to reduced interest expense in the nine months ended September 30, 2004 were lower average debt balances and lower interest rates on the variable portion of our borrowings.

Other non-operating (income) and expense includes the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Gain on sale of the assets of LAO	$—	$—	$(1.4)	$(3.6)
Gain on sales of sales-type lease receivables	—	(0.6)	—	(3.0)
Foreign exchange and related derivative activity	8.0	11.6	29.9	19.4
Other	(0.6)	0.5	(0.1)	3.5
Total	$7.4	$11.5	$28.4	$16.3

The assets of LAO were sold in the second quarter of 2003 and resulted in a $3.6 million gain. The $1.4 million gain in the nine months ended September 30, 2004 relates to the expiration and reversal of an accrual for certain contingencies recorded pursuant to the asset sale agreement.

Income Taxes

Income taxes as a percentage of pretax income was 15.0% for the three months ended September 30, 2004 and 23.6% for the nine months ended September 30, 2004, compared to 27% and 21.4% for the three and nine months ended September 30, 2003, respectively.

The decrease in income taxes as a percentage of pretax income to 15.0% and 23.6% for the quarter and nine months ended September 30, 2004, respectively, was primarily a result of the resolution of certain segments of the Internal Revenue Service audit of the tax years ending in 1998 through 2002. Excluding the impact of these items, income taxes as a percentage of pretax income for the nine months ended September 30, 2004 would have been approximately 28%.

The Company is reviewing the various provisions of the American Jobs Creation Act of 2004 which contains significant changes to the U.S. corporate tax structure. If the Company elects to repatriate foreign earnings under the Homeland Investment provisions of the Act in the fourth quarter of 2004, the Company would expect that the full year 2004 forecasted effective tax rate would not be more than 26%. Otherwise, the forecasted full year effective tax rate for 2004 is expected to remain at 23.6%.

Income taxes as a percentage of pretax income for the nine months ended September 30, 2003 was impacted by the $28.9 million non-taxable credit received in settlement of the escrow account dispute and the $18.5 million restructure charge recorded in the first quarter of 2003. Excluding the impact of these items, income taxes as a percentage of pretax income for the nine months ended September 30, 2003 would have been approximately 27%.

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

•       To paydown the $65.0 million in outstanding borrowings that were drawn on our revolving Credit Facility in the second quarter of 2004. Borrowings on the Credit Facility were primarily used to repurchase shares of the Company’s common stock. These repurchases were made under our stock repurchase plan, whereby we were permitted to repurchase up to 5.0 million shares of our common stock to pre-fund our stock-based employee benefit programs. As of September 30, 2004, we have repurchased all of the 5.0 million shares authorized. During the nine months ended September 30, 2004, 2.5 million shares were repurchased for $138.3 million.

•       To raise and maintain our quarterly dividend to our historical 15-20% annual payout ratio over time. Our dividend paid in the third quarter was $0.13 per share. In October 2004, the Company’s

Board of Directors declared a quarterly cash dividend of $0.13 per share, payable on November 5, 2004 to stockholders of record on October 18, 2004. This dividend represents the 62nd consecutive quarterly payout in the Company’s history.

•       To continue to contribute to our pension plans as needed in order to meet the minimum funding requirements. During the nine months ended September 30, 2004 we contributed approximately $40 million to our US pension plans. We have no plans to contribute any additional amounts to our US pension plans in the remainder of 2004, as we are now in a prepaid pension asset position.

Cash flows provided by operating activities were $131.5 million in the first nine months of 2004 and $197.5 million in the first nine months of 2003. The decrease in operating cash flows is due primarily to an increase in inventory, year over year, as a result of our continuing introduction of new products, the retention of more company financed sales-type lease receivables and a decrease in accounts payable and accrued liabilities resulting from larger payments of performance-based compensation in 2004 versus 2003 that had been accrued at December 31, 2003 and 2002, respectively. Also contributing to the decrease was the impact of items in 2003 that did not recur in 2004, such as the Coulter escrow account litigation settlement, which provided a $28.9 million cash inflow and a $27.7 million impact to net earnings in 2003.

Investing activities used cash of $114.9 and $103.4 million in the first nine months of 2004 and 2003, respectively. Capital expenditures increased $11.2 million, from $95.4 million in 2003 to $106.6 million in 2004 primarily as a result of increased customer operating type leases, which are carried as fixed assets on our consolidated balance sheet. Payments during 2004 for business acquisitions and technology licenses were to acquire exclusive rights to a) the iNOS marker from Research & Diagnostic Antibodies, LLC for use in the detection and management of sepsis, b) a second-generation rapid, postmortem test for bovine spongiform encephalapothy (BSE), commonly known as mad cow disease from InPro Biotechnology, c) proprietary eXpress Profiling technology from Althea Technologies, Inc. and d) distribution rights to a flow cytometry instrument from NPE Systems, Inc., which we will market to clinical diagnostics laboratories as the Cell Lab Quanta. Payments during 2003 for business acquisitions consist primarily of additional consideration to purchase substantially all of the remaining minority interest in a majority-owned foreign entity.

Financing activities used cash of $62.0 million and $126.9 million in the first nine months of 2004 and 2003, respectively. The net decrease in cash outflows in 2004 is primarily due to a significant reduction in debt repayments as compared to 2003. In 2004, we had net borrowings of $51.7 million, mostly due to the $65.0 million draw from our Credit Facility; whereas in 2003, we had a $105.6 million net reduction in debt primarily due to $130.4 million in repayments on our long term debt. Cash proceeds from the issuance of stock under certain employee stock-based benefit plans increased to $45.6 million in 2004 from $35.9 million in 2003. We also increased the amount of common stock repurchased for treasury to $138.3 million in 2004 from $41.9 million in 2003. During 2004, we also paid three quarterly cash dividends totaling $22.6 million, up from $17.9 million paid during each of the first three quarters in 2003.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management and Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through September 30, 2004, we have capitalized approximately $118.2 million of costs associated with this ERP system, which includes approximately $40.4 million of capitalized internal labor costs. Based on our geographic rollout strategy, as of September 30, 2004, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. In 2003, we revised the originally scheduled deployment dates of certain systems and we expect that the majority of the work required to complete global implementation of the new systems will take place through 2005. External costs are expected to approximate those originally anticipated while internal costs, consisting primarily of internal labor and benefits, are expected to increase as a result of the revised schedule. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

The Company maintains a $400 million unsecured Credit Facility. This facility enables us to borrow up to $400 million (and can be increased up to $600 million upon the satisfaction of certain conditions), matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the $400 million Credit Facility generally bear interest at LIBOR plus a margin (0.45% to 1.50%) based upon our senior unsecured debt rating. We must also pay a quarterly facility fee of 0.15% per annum on the $400 million Credit Facility commitment. As of September 30, 2004, there was $65.0 million drawn on the $400 million Credit Facility and no amount drawn as of December 31, 2003.

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

At September 30, 2004, there have been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 33 to 36 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Management believes that at September 30, 2004, there has been no material change to this information.

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

•       earnings and sales growth;

•       anticipated contribution to the Company’s pension plan during the remainder of 2004;

•       effects of the patent infringement action between Acon Laboratories, Beckman Coulter’s supplier and Inverness Medical Innovations;

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

•       delays in obtaining necessary product clearances from regulatory agencies;

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of September 30, 2004 and December 31, 2003, the notional amounts of all derivative foreign exchange contracts was $403.7 million and $339.4 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of September 30, 2004 and December 31, 2003 was a net liability of $4.9 million and $36.4 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2004. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $29.5 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $20.9 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at September 30, 2004 were not materially different than those at December 31, 2003.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $0.6 million based on the amount of variable rate debt outstanding at September 30, 2004. This analysis includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

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

As of September 30, 2004, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company’s internal controls over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

In October 2002, the Company’s Board of Directors authorized the repurchase of up to 5.0 million shares of the Company’s common stock to pre-fund its stock-based employee benefit programs. The stock repurchase program was authorized to continue through October 2005. The following table provides information about the Company’s purchases of shares of the Company’s common stock during the quarter pursuant to this repurchase program:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a)	(b)	(c)	(d)
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum(or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2004	183	$60.90	—	679,300
August 1 through 31, 2004	679,300	$53.41	679,300	—
September 1 through 30, 2004	—	—	—	—
Total	679,483	$53.41	679,300	—

679,300 of the shares above were repurchased pursuant to our stock repurchase plan authorized by the Company’s Board of Directors in October 2002. This plan authorized the repurchase of up to 5.0 million shares of the Company’s common stock. The plan was authorized to continue through October 2005. All of the shares authorized under the plan have been repurchased.

183 of the shares above were repurchased pursuant to the Company’s restricted stock plan whereby upon vesting of the restricted shares the Company was reimbursed, in the form of Company common stock, for the payment of taxes on the employees’ behalf.

Item 6.   Exhibits

10.1	Beckman Coulter, Inc. Benefit Equity Trust Agreement, Dated as of October 5, 2004.
15	Report of Independent Registered Public Accounting Firm, October 29, 2004
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information, October 29, 2004
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)
Date: November 2, 2004	By	/s/ JOHN P. WAREHAM
John P. Wareham
Chairman of the Board and Chief Executive Officer
Date: November 2, 2004	By	/s/ JAMES T. GLOVER
James T. Glover
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Beckman Coulter, Inc. Benefit Equity Trust Agreement, Dated as of October 5, 2004.
15	Report of Independent Registered Public Accounting Firm, October 29, 2004
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information, October 29, 2004
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications