Form 10-K
period 2004-12-31
BECKMAN COULTER INC
filed 2005-02-22
CIK 840467

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
Commission File Number 001-10109

BECKMAN COULTER, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-104-0600 (I.R.S. Employer Identification No.)
4300 N. Harbor Boulevard, Fullerton, California (Address of principal executive offices)	92834-3100 (Zip Code)
(714) 871-4848 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.10 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes    ☐ No

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes    ☐ No

        Aggregate market value of voting stock held by non-affiliates of the registrant as of February 7, 2005: $4,342,512,720

        62,027,035 shares of the registrant's Common Stock, $0.10 par value were outstanding as of February 7, 2005

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information contained in the Proxy Statement for the Annual Meeting of Shareowners of the registrant to be held on April 7, 2005 is incorporated by reference into part III hereof.

PART I

Item 1. Business

Overview

        Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The Company designs, manufactures, and markets systems which consist of instruments, chemistries, software, and supplies that meet a variety of biomedical laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians' offices to aid in patient care. Beckman Coulter competes in market segments that it estimates totaled approximately $40 billion in annual sales worldwide in 2004. The Company currently has products which address approximately half of that market.

        Beckman Coulter's product lines include virtually all of the blood tests routinely performed in hospital laboratories and a range of systems for biomedical and pharmaceutical research. The Company has more than 200,000 systems operating in laboratories around the world, with a substantial portion of its annual revenues coming from after-market customer purchases of operating supplies, chemistry kits, and service. Beckman Coulter markets its products in approximately 130 countries.

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

Patient Care Testing

        Once diagnostic technologies and tests are generally accepted and receive any necessary regulatory marketing clearances, they become part of routine patient care. Physicians order tests such as cholesterol, glucose, and complete blood cell counts on a daily basis. These tests are used to provide information for diagnosis and to help monitor the efficacy of therapy. Beckman Coulter has one of the broadest product lines available to the diagnostic laboratory. This product breadth allows the Company to provide a systems approach to improving total laboratory productivity. The Company's systems can perform virtually all of the blood tests routinely performed on patient samples in the hospital laboratory. Beckman Coulter has estimated that the patient care testing market was $26 billion in 2004, based on annual worldwide sales.

        Beckman Coulter has leading market positions in hematology, hemostasis, immunodiagnostics and routine chemistry testing. It is also the leader in providing progressive automation solutions that help labs reduce testing turnaround time, lower labor expenses, ensure the quality of testing, and reduce overall healthcare costs. In addition, Beckman Coulter is active in point-of-care testing. These tests are used for rapid diagnosis or on-going patient monitoring. Some tests, such as CBCs (complete blood counts) are performed on analyzers designed for quick, single-sample results. Other tests are performed using disposable, single-use tests to screen for pregnancy, infectious disease, ulcer-causing bacteria, and indications of cancer.

Biomedical Research Testing

        Biomedical research and clinical research are evolving markets, thanks to advances in genomics, proteomics, and the new emerging field of cellular based testing. With the rough map of the human genome complete, the work that will more directly affect patient care has begun as researchers start to incorporate this information into specific studies to improve therapeutic efficacy. All of Beckman Coulter's biomedical research products play a role in helping researchers to understand disease by simplifying and automating key testing processes.

        Universities and medical research laboratories represented about half of the market for biomedical research in 2004. These groups perform basic medical research to further understand the molecular basis of disease and clinical research, where human samples are used to characterize disease states. In addition, as new diagnostic technologies and tests move from research applications into more general patient use, they are often performed in private laboratories or university hospitals. Genetic testing, cancer monitoring and special immune system testing fall into this category.

        Biotechnology firms and pharmaceutical companies represent the other half of the biomedical research market. They rely on Beckman Coulter's instrument systems to speed the long and detailed drug discovery process. Also, once new therapeutics and vaccines emerge from the research phase, they move into clinical trials to evaluate their effectiveness.

        More than 125,000 Beckman Coulter systems operate in biomedical research laboratories today. The Company is a technological leader in robotic automation/liquid handling, centrifugation and capillary electrophoresis. Beckman Coulter has estimated that the market for biomedical research testing in 2004 was approximately $14 billion, based on annual worldwide sales.

Market Dynamics

        The size and growth of Beckman Coulter's markets are influenced by a number of factors, such as technological innovation in bioanalytical practice, government funding for basic and disease-related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, healthcare spending, and physician practice patterns. As a result of cost containment pressures and the factors described above, Beckman Coulter expects its markets to grow in mid-single digits over the short term. In the long term, Beckman Coulter expects worldwide healthcare expenditures for diagnostic testing to increase, primarily as a result of growing demand for services generated by, the aging of the world population, increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer), and greater acceptance of Western medicine and expanding demand for improved healthcare services in emerging countries.

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

        In the biomedical research market, funding for government and academic research is expected to grow modestly through the end of 2005. Pharmaceutical research and development spending, which was soft in 2002 and 2003, began to rebound in 2004 and should show modest growth in 2005. A shift in spending from drug discovery to later clinical stage trials that was seen in 2002 and 2003 is expected to start rotating back to new drug discovery as new products move out of the pipelines.

        Biotechnology spending has been unstable due to lack of investment funds, but may begin to rebound in 2005. The competitive environment in drug discovery and development drives growth in biopharma, as pharmaceutical companies seek tools that speed the process of bringing new drugs to market. Industrial genomics, the application of genomic sequencing, is increasing as an out growth of the human genome initiative. Proteomics, the analysis of protein mass, structure and function is emerging. In its infancy is the study of cell-based research, cell function and activity. These three key focus areas—genomics, proteomics and cell-based research—require specific tools and applications to solve testing needs that may be specific to one therapeutic or apply to a broader range of processes used in the research, development and testing of new drugs.

Business Segments

        In 2002, the Company was organized into three business segments—Clinical Diagnostics, Life Science Research, and Specialty Testing. In 2003, the Life Science Research and Specialty Testing were combined to form a new Biomedical Research segment. The following table shows the breakdown of sales using two market segments:

Product Sales as a Percent of Total Product Sales

	2004	2003	2002
Clinical Diagnostics	71%	70%	69%
Biomedical Research	29%	30%	31%

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

        IVD systems are composed of instruments, reagents, consumables, service and data management systems. They automate repetitive manual tasks, improve test accuracy, and speed the reporting of results. Instruments typically have a five- to ten-year life. Reagents are substances that react with the patient sample to produce measurable, objective results. Consumables vary across application segments but are generally items such as sample containers, adapters, and pipette tips used during test procedures. Reagents, accessories, consumables, and services generate significant ongoing revenues. Sample handling and preparation devices as well as data management systems are becoming increasingly important components of IVD systems. These system enhancements improve testing quality, enhance lab safety, and reduce customer costs through improved productivity.

        Beckman Coulter believes that the most important criteria customers use to evaluate IVD systems are operating costs, reliability, service, and quality of results. It also believes that by providing a fully integrated system that is cost effective, reliable and easy to use, it builds loyalty among customers who value consistency and accuracy in test results.

        The major diagnostic fields that comprise the IVD industry are clinical chemistry, immunochemistry, microbiology, hematology and blood banking. The IVD industry market was estimated to be approximately $26 billion in 2004, based on annual sales worldwide. Beckman Coulter primarily serves the hospital and reference laboratory customers of the IVD market, who tend to use more precise, higher volume, and more automated IVD systems. In 2004, hospital and reference laboratory customers constituted approximately $12 billion of the IVD market. Beckman Coulter divides this market into three major subcategories—routine chemistry, immunodiagnostics, and hematology.

Routine Chemistry Systems

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

        Beckman Coulter's line of SYNCHRON® clinical systems is a family of products which include modular automated diagnostic instruments and the reagents, standards and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON systems were developed in response to changes in reimbursement policies for hospital and clinical laboratories that required them to be more efficient. The SYNCHRON systems have been designed as compatible modules which may be used independently or in various combinations with each other to meet the specific needs of individual customers. The smallest of these modules is the SYNCHRON CX®3Δ analyzer. It is designed to perform a number of the tests routinely ordered by physicians and has up to nine on-board chemistries. The SYNCHRON CX®4 PRO, CX®5 PRO, CX®7 Super, CX®9 PRO, and LX®20 PRO analyzers are random-access systems designed to perform routine chemistry profiles as well as some special chemistry profiles. These systems can perform over 85% of the laboratory's general chemistry testing requirements. In late 2004, the Company received FDA clearance for its new UniCel® DxC 600 and 800 SYNCHRON® clinical systems. These products are expected to be shipped to customers during the first half of 2005.

        Clinical Laboratory Automation

        In recent years, automation has become an increasingly important element in the operation of clinical laboratories as a result of a worsening shortage of skilled laboratory personnel and an increasing focus on efficiency and cost savings. Beckman Coulter initially addressed these needs through its Power Processor System, which allows the laboratory to automate a number of pre-analytical steps, including sample log-in and sorting through bar code technology, centrifugation, and cap removal. The Power Processor System also sorts the prepared samples into discrete racks for further processing on the SYNCHRON LX and CX Systems, COULTER® hematology systems, the Access® family of immunoassay systems, and several other instruments. The Power Processor can be integrated with modules, track systems, and analyzers to create comprehensive laboratory automation which handles preanalytical, analytical, and postanlytical processes. In 2004, Beckman Coulter also debuted "Command Central", a unique suite of software and hardware tools designed to automate processes and data management in the clinical laboratory.

        In late 2002, Beckman Coulter took laboratory automation a step further when it introduced its SYNCHRON LX®i 725 System. The SYNCHRON LXi 725 system integrates Beckman Coulter's Access® immunoassay and SYNCHRON® clinical chemistry technologies into a single system, consolidating the majority of chemistry and immunoassay testing onto one workcell and providing consolidated sample handling and data management. The LXi 725 is also the only system on the market that performs closed tube sampling for both chemistry and immunoassay testing.

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

        Beckman Coulter's hemostasis product line has suitable systems to meet customer needs in every segment of the market. For the low volume segment, Instrumentation Laboratory's ACL™ 100 and ACL™ 1000 deliver fully automated routine testing while the ACL™ 7000 adds the ability to perform clotting, chromogenic, and important immunoassays such as D-Dimer. The ACL™ 8000, and ACL™ 10000 are ideal for the mid-volume segment. These systems offer clotting, chromogenic, and immunoassay capability that allow users to perform a broad menu of routine and esoteric assays. The ACL™ Advance coupled with the recently released ACL™ TOP meet the challenges of large hospitals and reference laboratories requiring very high throughput and a broad menu of assays. To complement these analyzers, Beckman Coulter also offers Instrumentation Laboratory's IL and Hemoliance brands of reagents. Utilizing these products, a laboratory has access to the broadest automated hemostasis menu in the industry, from routine screening tests such as the activated partial thromboplastin time and prothrobin time to a wide range of esoteric tests.

Immunodiagnostic Systems

        Immunodiagnostics

        Immunodiagnostic systems, like clinical chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. The key difference is that immunodiagnostic systems use antibodies and antigens as the central component in analytical reactions. Antibodies are created by an organism's immune system and, when incorporated in test kits, provide the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, screen and monitor for cancer and cardiac risk, and provide important information in fertility and reproductive testing. Immunodiagnostic systems have been designed to meet the special requirements of these reactions and to simplify lab processes. They are able to automatically identify individual patient sample tubes and communicate with the laboratory's central computer. Beckman Coulter offers over 90 immunodiagnostic test kits for individual analytes. These automated systems range in price from $60,000 to $350,000.

        Beckman Coulter's primary immunodiagnostic systems are the IMMAGE® immunochemistry system and the Access® family of immunoassay systems. The Access family includes the Access and Access 2 immunoassay systems and the new UniCel™ DXi 800 Access® immunoassay system, which was introduced in 2003. The IMMAGE system is a high-throughput immunochemistry analyzer for specific proteins, various immunologic markers, and therapeutic drugs. This system provides automated random-access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches. The Access and UniCel systems serve as a disease state management platform used to help medical professionals monitor critical parameters for thyroid function, anemia, blood viruses, infectious disease, cancer, allergy, fertility, therapeutic drugs, diabetes, and cardiovascular and skeletal diseases. The UniCel™ DXi 800 system is used primarily in large hospital and reference laboratories. The system provides enhanced test throughput, roughly four times the capacity of previously introduced models, and increased Beckman Coulter's servable market by approximately thirty percent. As was the case with the Access 2 system launched in 2001, the new system utilizes all current Access system assays. Over the past two years, Beckman Coulter has introduced twelve new assays for use on the Unicel® and Access® systems, including tests for pancreatic and breast cancer.

        Beckman Coulter also offers two electrophoresis systems. These systems provide analytical information by using an electrical charge to separate a sample into its various components. The presence or absence of various components as well as the relative concentrations of each provide diagnostic information. The relative concentration of each component is determined by scanning the test result using a densitometer. Beckman Coulter sells a variety of manual and automated electrophoresis products under the Paragon® systems name. The manual Paragon® electrophoresis systems allow Beckman Coulter to offer a full range of electrophoresis products that provide specialized protein analysis for clinical laboratories. Paragon reagent kits are used in the diagnosis of diabetes, as well as cardiac, liver, and other diseases. The APPRAISE® densitometer is used in conjunction with Paragon reagent kits. The Paragon CZE® 2000 system was the first automated capillary electrophoresis system specifically designed for the clinical laboratory. This system is designed to fully automate the manual and labor-intensive conventional electrophoresis analysis of serum protein electrophoresis (SPE) and immunofixation electrophoresis (IFE). Positioned to complement the Paragon gels and the APPRAISE densitometer, the Paragon CZE 2000 clinical system is targeted at high-volume electrophoresis labs worldwide.

        Primary Care Diagnostics

        Primary care diagnostic products are used in physicians' office laboratories, clinics, hospitals, and other medical settings. These products include a range of rapid diagnostic test kits and hematology instruments that give physicians immediate information to help them manage patient treatment. The Hemoccult® and Hemoccult® SENSA® tests are the accepted standard in fecal occult blood testing and are used as aids in screening for gastrointestinal disease and colorectal cancer. The Gastrocult® test is the only rapid test designed specifically for gastric occult blood and pH testing. The FlexSure® HP test is used to aid in the diagnosis of H. pylori infection, which is associated with peptic ulcers. The ICON® II hCG is the "gold standard" in manual pregnancy testing, detecting the lowest levels of hCG.

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

        Systems designed for the high-volume segment include the COULTER® LH 750, 755, and 1500 series of hematology systems, the COULTER® GEN •S™ hematology systems, and the COULTER® STKS™ hematology systems. These systems offer features such as five-part white blood cell differential analysis, enumeration of nucleated red blood cells, random-access capability, and automated slide making and staining from a single aspiration of blood. The LH 1500 series of hematology automation systems are designed to link multiple analyzers, to automate the pre-analytical process, and to eliminate a number of post-analytical steps. Moderate volume hematology systems include the COULTER® LH 500 and COULTER® MAXM™ hematology systems. These systems offer the technology features of larger systems in a compact bench top system. Low-volume hematology systems include the COULTER® Ac•T™ family of hematology systems. All of the Ac•T series hematology analyzers are designed to use a very small sample volume, making them ideal for analysis of pediatric samples.

Biomedical Research Products

Overview

        Biomedical research is the study of the characteristics, behavior, and structure of living organisms and their component systems. Beckman Coulter's Biomedical Research product line covers the continuum from disease research performed in academic centers to therapeutic research performed by biopharmaceutical companies to patient diagnosis testing performed in university medical centers and specialty laboratories. Biomedical researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes. Beckman Coulter focuses on customers doing research in university and medical school laboratories, research institutes, government laboratories, and biotechnology and pharmaceutical companies. The products which Beckman Coulter provides to serve these customers include centrifuges, robotic liquid handling systems, instruments for particle and cell analysis and characterization, capillary electrophoresis systems, DNA sequencers, genotyping systems, spectrophotometers, high pressure liquid chromatography (HPLC) systems, DNA and protein microarray systems, flow cytometers and cellular imaging systems, pH meters, and liquid scintillation counters.

        Trends in the biomedical research market include growth in funding for proteomic, genomic, and functional analysis of cells for purposes of basic biomedical research and for genetic analysis and drug discovery research. Drug discovery research has further facilitated an increased demand for automation and efficiency in high-throughput processes. Beckman Coulter divides this market into three major subcategories—robotic automation and genetic analysis, centrifugation and analytical, and specialty testing.

Robotic Automation and Genetic Analysis

        Beckman Coulter's products are used in many parts of the drug discovery process. An important application for the robotic automation products is in primary screening. The primary screen is performed to test libraries of compounds for possible interaction with a target protein associated with a disease state. High-throughput screening is a term that is often used to describe a testing process that involves the screening of 100,000 or more compounds. Other important drug discovery applications which can also require samples to be processed in an automated or high-throughput mode include target identification, secondary screening, and pre-clinical testing. The Human Genome Project, the SNP Consortium, and a host of "gene hunter" companies are currently providing valuable genetic information to pharmaceutical companies that allow the pharmaceutical companies to select relevant target proteins. The analysis of massive amounts of genetic information requires the automation of sample preparation in order to meet the aggressive timetables which have been established for some of these projects.

        Genetic Analysis Systems

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

        SNPs are variations in genetic code that can help identify genes that predispose people to certain illnesses and cause unique responses to treatment. Scientists hope to understand how and when these genetic variations are manifested differently in chronic conditions like asthma, diabetes, heart disease, and cancer. Association of sequence variation in individuals with specific illnesses or drug responses using SNP genotyping analysis is generally considered to be more amenable to automation, simpler, more rapid, and less expensive than using DNA sequencing. DNA microarrays, in combination with a sequencing chemistry termed single base primer extension (SBE), allow these SNP genotyping analyses through separation of many individual SNP analyses in parallel on microarrays of specific detection "tag" molecules. In late 2002, Beckman Coulter signed several agreements with Orchid BioSciences, Inc. to obtain rights to use their SNP-IT™ SNP analysis technology on various platforms and to acquire their SNP genotyping system, SNPstream® version 1. The Genome Lab™ SNPstream version 2 is a second-generation genotyping system capable of performing over 800,000-genotype analysis per day. This automated scaleable multiplexing system integrates hardware, software and reagents into a compact design. The SNPstream products also include Autoprimer.com, a unique web-based tool that automatically designs genotype experiments and associated reagents using proprietary algorithms. Beckman Coulter has further collaborated with companies such as Third Wave Technologies, Sequenom and Promega Corporation to automate front-end sample processing for DNA sequence SNP analysis, using products such as Beckman Coulter's Biomek® automated laboratory workstations and SAGIAN™ Core systems to streamline the task. These products provide customers with the means to perform low-cost, automated assay development as well as accurate analysis of tens of thousands of human genetic variations.

        Robotic Automation Systems

        Liquid handling robotic workstations and integrated systems automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations performed by these workstations include the dispensing, measuring, dilution, and mixing of samples and analysis of reactions as well as robotic manipulation of samples. The Biomek® family of liquid handling systems use sophisticated scheduling and data handling software to help biotechnology and pharmaceutical firms substantially reduce the time to market for new drugs by allowing them to process assays 24 hours a day. In 2004, Beckman Coulter released two new platforms in this family, the Biomek® NX and Biomek® 3000 liquid handling systems. These platforms are designed for DNA, protein, forensic and molecular diagnostics applications. In 2004, the Company also introduced Biomek® Assay Workstation, a software tool that provides the capability to combine the workstation with other laboratory devices to provide a more powerful and flexible integrated solution. As part of its menu expansion activities, Beckman Coulter continues to automate third-party chemistry kits used in biodefense, biopharma, and molecular diagnostic applications. Prices for these systems range from $50,000 to $500,000.

        In 2001, Beckman Coulter acquired Anthos Labtec Instruments GmbH, obtaining microplate reader detection capability. Microplate readers allow highly parallel analysis of biomolecules and are standard tools used in Systems Biology and drug discovery operations. In 2004, Beckman introduced two new readers from Anthos, the DTX 800 and 880 readers. These readers use an innovative optical design and can be integrated with existing automation systems or used in stand alone operations. These readers sell in the range from $5,000 to $15,000.

Centrifugation and Analytical

        Centrifugation Systems

        Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a non-destructive separation that allows proteins, DNA, viruses, and other cellular components to retain their biological activity. Beckman Coulter's centrifuges also are finding uses in genomic and proteomic research, where the instruments increase productivity in sample preparation. Centrifuge models range from small table top units, such as the Microfuge® line of products to larger, free-standing units, such as the Avanti® J Series. In 2003, the company added the Allegra™ X-12 and X-22 centrifuges to its line of benchtop centrifuges, followed in 2004 by the Allegra X-15R. Centrifuges are priced from $2,000 to $250,000.

        Analytical Systems

        Analytical systems are used to advance basic understanding of life processes. Much of this basic research is performed in university and medical school labs, research institutes and government labs. The same research systems are also used for applied research in pharmaceutical and biotechnology companies. Product categories include high performance liquid chromatography ("HPLC"), capillary electrophoresis, protein microarray systems, microplate readers and washers, spectrophotometers, pH meters, and liquid scintillation counters.

        Both high performance liquid chromatography (HPLC) and capillary electrophoresis are separation technologies that Beckman Coulter has implemented in analytical- and application-focused platforms. HPLC uses pressurized solvents to mobilize sample mixtures through columns packed with solid or gel phase separating agents. This technique is capable of separating very complex mixtures of both organic and inorganic molecules. Beckman Coulter focuses on biologically related applications and sells a variety of products under the System Gold® and ProteomeLab™ names. For example, Beckman Coulter introduced the ProteomeLab™ PF 2D in 2003. The PF 2D is a novel and innovative multi-dimensional liquid chromatography system, which is a complement to 2D-PAGE, the current industry-recognized gold-standard two-dimensional gel electrophoresis technology. 2D-PAGE and PF2D are utilized for proteome wide analysis and profiling of proteins expressed in response to normal development, disease and drug administration. However, PF2D has major advantages over 2D-PAGE because it captures profiled proteins as liquid phase fractions, making them readily available for further biochemical analysis including identification by immunoassay, mass spectroscopy fingerprinting and amino acid analysis. These systems range in price from $35,000 to $110,000.

        Capillary electrophoresis uses the electrical charge found on biological molecules to separate mixtures into their component parts. Its chief advantages are its ability to process very small sample volumes, separation speed, and high resolution. The technique is considered a complement to HPLC and is highly effective in rapid separation and analysis of a variety of molecules in numerous applications. These applications are utilized in basic research, pharmaceutical methods development and quality control and include genetic analysis, ion analysis, chiral drug analysis, protein and peptide analysis and carbohydrate analysis. Beckman Coulter has three major research platforms utilizing capillary electrophoresis technology, which include the P/ACE™ MDQ series capillary electrophoresis systems, the ProteomeLab™ PA 800 series protein characterization systems and the CEQ™ 8000 series genetic analysis systems. The ProteomeLab™ PA 800 and 800s were introduced in 2003 as advanced protein analysis systems to allow researchers to resolve and quantify proteins by their isoelectric point and molecular weight. The system also, generates high-resolution peptide maps and carbohydrate profiles and provides front-end separation to mass spectrometry. Capillary electrophoresis systems sell in the range of $30,000 to $90,000.

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

Specialty Testing

        Specialty testing products include tools and solutions that are used to diagnose and monitor diseases. These products focus on customers in medical centers, reference laboratories, and pharmaceutical research organizations who perform clinical trials, perform immunodisease testing, conduct disease related research, and perform esoteric testing. These products also cover the fields of immunomics, cytomics, and molecular diagnostics.

        Cellular Analysis Products

        Cellular analysis products utilize flow cytometry for numerous applications in basic research, clinical research and drug discovery. Flow cytometers rapidly identify, categorize, and characterize multiple types of cells in suspension. They extend analysis further by identifying a specific cell's characteristics, either phenotypically or functionally, thereby allowing researchers to analyze specific cell populations. This analysis can be performed beyond blood to include bone marrow, tumors, and other cells.

        Beckman Coulter's line of flow cytometry systems includes the COULTER® EPICS® ALTRA™ HyPerSort Cell Sorting System, the COULTER® EPICS® XL™ Flow Cytometer, and the Cytomics FC 500 Series flow cytometry systems. The EPICS ALTRA system is used for advanced diagnostics and research. It is designed to perform sophisticated cell analysis and sorting applications using Beckman Coulter's extensive portfolio of reagents. The EPICS ALTRA performs complex multi-parameter applications such as DNA analysis, physiologic measurements, chromosome enumeration, and the study of the hematopoetic process. The cell sorting capability of the system allows for the rapid separation of very large numbers of specific cell populations from a heterogeneous mixture. The Cytomics FC 500 Series of flow systems are dual-laser, five-color cytometers aimed at the clinical research and non-routine clinical markets. The FC500 MPL system expands the customer base into the biopharmaceutical drug discovery and development processes. This system automates cellular based assays in the standard microtiter plate format and is complemented by Beckman Coulter's extensive line of automated liquid handling systems. In 2004, the Company introduced the FC 500 CXP flow cytometer, a clinical version. The FC 500 is useful in AIDS monitoring and can be used to perform the stem cell isolation and enumeration required in bone marrow transplant laboratories. The system also supports the complex, multi-parametric analyses required in leukemia and lymphoma research. These products sell in the $150,000 to $400,000 range.

        In 2003, Beckman Coulter acquired the assets of Q3DM, Inc. Q3DM has developed an advanced high-throughput microscopy system to perform high-content multiplexed analysis of cells in drug discovery, candidate screening and drug target validation. One important application of this new system is in "candidate drug" screening whereby cell signaling events (e.g. nuclear receptor translocation, etc.) or morphological changes (e.g. apoptosis, etc.) are measured in cells upon challenge by the drug for the determination of drug efficacy or toxicity. Another important application is the validation of "candidate drug targets." In this application, cells are transfected with siRNAs, special biomolecules designed to down-regulate specific individual genes within the cell, and phenotypic changes resulting from the lack of gene are measured to aid in determining the genes function. This system, the Cell Lab IC 100 is currently being utilized by several academic centers for high-content screening and major biopharmaceutical companies in drug discovery and the screening of candidate drugs.

        Particle Characterization

        Focused on the basic characterization of cells and raw materials, Beckman Coulter offers a spectrum of products that count, size and perform other analyses. Based on three basic platforms, Beckman Coulter offers solutions founded on light scattering for raw industrial materials and on the Electrical Sensing Zone (Coulter Principle) for count and size of particles and cells. These "Coulter Counter"-based instruments are commonly used in areas such as platelet cell counting and research for body fluids. They also have uses in a number of industrial processes. The Vi-CELL™ cell viability analyzer is a small analyzer that automates the labor intensive, manual process widely used in tissue culture studies and cell yields from fermentation processes. In 2003, a higher resolution unit was introduced that permits analysis of smaller cells. The Vi-CELL is currently offered in two configurations, with prices ranging from $35,000 to $50,000.

        Immunomics

        This line of products—including the iTAg™ MHC Tetramers and iTopia Epitope Discovery System—include standard research products and custom products designed to help researchers and biopharmaceutical companies assess the mechanism of action of immune modulating vaccines and protein-based biologic drugs. Performed on flow cytometers, the MHC Tetramer cellular immune response tests can be used in a variety of clinical research activities, such as in clinical trials to quickly determine if new vaccines or therapies are creating the appropriate response in the body. Ultimately, Beckman Coulter anticipates that complementary IVD tests will be developed using the same technology. Beckman Coulter offers ready-to-use MHC Tetramer research reagents for Cytomegalovirus (CMV), Epstein-Barr Virus (EBV), and Influenza. The Company also offers a number of Class II MHC Tetramers that can be used to detect and quantitate T-Cells involved in autoimmune diseases such as Type I diabetes, rheumatoid arthritis, and multiple sclerosis. The iTopia™ Epitope Discovery System, a novel and proprietary new technology for the discovery of immunogenic epitopes, is expected to aide biopharmaceutical companies in the characterization of vaccines and protein-based biologics to better understand and predict their mechanism of action and level of immunogenicity. In 2004, the Company initiated clinical trials of an MHC tetramer based test for CMV to be used in monitoring transplant patients. These trials are expected to be completed in 2005.

        Molecular Pathology

        Molecular pathology is an emerging and promising field that includes genotyping and genetic disease testing. As knowledge of the genome and its functioning continues to expand, new applications are being developed and, in some cases being used today, as diagnostic tools as well as in genetic disease susceptibility testing. Beckman Coulter began focusing on this market in 2002 with the development of applications for molecular pathology that leverage Beckman Coulter's CEQ 8000 technology. A new product line under the brand name Vidiera™ was previewed in 2004. The first product will focus on sample preparation for both molecular pathology and molecular disease testing and the second product on sample detection within the molecular diagnostic market.

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

        Competitors in the clinical diagnostics market include Abbott Laboratories (Diagnostics Division), Bayer AG (Diagnostics Business Group), Dade Behring, Johnson & Johnson (Ortho-Clinical Diagnostics, Inc.), Roche Group (Diagnostics Division), Diagnostic Products Corporation, Diagnostica Stago, and Sysmex Corporation. Competitors in the biomedical research market include Agilent Technologies (Chemical Analysis Group), GE (Amersham Biosciences), Bio-Rad Laboratories, Inc., Hitachi High-Technologies Corporation (Life Sciences), PerkinElmer, Inc., Applera Corporation (Applied Biosystems), Shimadzu Corporation, Tecan Group, Ltd., Waters Corporation, SPX

Corporation (Kendro Laboratory Products), Thermo Electron Corporation (Life Sciences), and Becton Dickinson and Company (BD Bioscience Immunocytometry Systems).

Research and Development

        Beckman Coulter's new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers' laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, and automated sample processing and information technologies. Beckman Coulter's research and development teams are skilled in a variety of scientific, engineering, and computer science disciplines, in addition to a broad range of biological and chemical sciences. Beckman Coulter's research and development expenditures were $200.0 million in 2004, $194.3 million in 2003, and $181.4 million in 2002.

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

        Beckman Coulter actively seeks and maintains exclusive patent rights in areas of technology important to its business. Beckman Coulter currently maintains a worldwide portfolio of approximately 2800 active patents and pending applications for patents. In addition, whenever appropriate, Beckman Coulter obtains licenses under patents held by third parties. Beckman Coulter's patents include approximately 650 active U.S. patents and approximately 190 applications for U.S. patents, with the balance being patents and pending applications on selected products or technologies in markets outside the U.S. The entire portfolio of patents and applications is distributed approximately equally between the life science research segment and the clinical diagnostics segment. Some patents are applicable to both segments with respect to instruments and products that have utility in either segment. The Beckman Coulter patent portfolio provides the company a level of exclusivity with respect to its products, and serves as the basis for negotiating licenses with others having exclusive rights.

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

        The EU also has adopted a number of "directives" that specify requirements for medical devices, including a directive covering in vitro diagnostic products that became effective in December 2003. The key requirements of this In Vitro Diagnostic Directive include the following:

  •
  Essential Requirements—The Directive specifies "essential requirements" which all medical devices are required to meet. The requirements are similar to those adopted by the FDA relating to quality systems and product labeling.

  •
  Conformity Assessment—Unlike the U.S. regulations, which require virtually all devices to undergo some level of premarket review by the FDA, the IVDD allows manufacturers to bring many devices to market using a process in which the manufacturer certifies that the device conforms to the essential requirements for that device. A small number of products must go through a more formal pre-market review process.

  •
  Vigilance—The Directive also specifies requirements for post market reporting similar to those adopted by the FDA.

        A number of other countries, including Australia, Canada, China, and Japan, also have adopted or are in the process of adopting standards for medical devices sold in those countries. Many of these standards are patterned after those adopted by the European Union.

        The design of Beckman Coulter's products and the potential market for their use may be directly or indirectly affected by U.S. and foreign regulations governing reimbursement for clinical testing services. In many cases, acceptability of new technologies in the marketplace is directly related to the availability of reimbursement. Health care reform efforts in the United States and in some foreign countries also may further alter the methods and financial aspects of doing business in the health care field. Beckman Coulter closely follows these developments so that it may position itself to respond to them. However, Beckman Coulter cannot predict the effect on its business of these reforms should they occur nor of any other future government regulation.

Environmental Matters

        The Company is subject to federal, state, and local environmental laws and regulations both in the United States and other countries. Although the Company continues to make expenditures for environmental protection, it does not anticipate any expenditures to comply with such laws and regulations which would have a material impact on the Company's operations or financial position. The Company believes that its operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

        Although few of the Company's products are directly regulated by environmental laws, they may be impacted by environmental requirements that apply to the Company's customers. For example, the

European Union and a number of jurisdictions in the United States have adopted laws requiring electronic components to be recycled rather than discarded. Similarly, a number of customers are located in areas which either ban outright or prohibit the disposal of chemicals such as mercury, lead and other heavy metals, cyanides and certain organic compounds. In some cases, manufacturers of chemicals that the Company uses as raw materials have withdrawn those materials from the market due to perceived environmental issues. The Company has adopted a number of programs to address these various requirements and, in a few cases, has been required to redesign products to address them.

        The Company also remains subject to costs of remediating sites where the Company formerly conducted operations or where it disposed of wastes. For most of these sites, the Company is one of a large number of parties required to contribute toward remediation of the site. To address these contingent environmental costs, the Company establishes reserves when the costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the reserves established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on the Company's operations, financial condition or liquidity, although no assurance can be given in this regard.

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

        In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by the Company. In 1988, The Prudential Insurance Company of America ("Prudential"), which had purchased the property from the Company, filed suit against the Company in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for the upper water bearing unit. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable. The Company believes that additional remediation costs, if any, beyond those already provided for to address the contamination discovered by the current investigations, will not have a material adverse effect on the Company's operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

Employee Relations

        As of December 31, 2004, Beckman Coulter had approximately 7,300 employees located in the United States and approximately 2,900 employees in international operations. Beckman Coulter believes its relations with its employees are good.

Geographic Area Information

        Information with respect to the above-captioned item is incorporated by reference to Note 16, "Business Segment Information" of the Consolidated Financial Statements included in Item 8 of this report.

Risk Factors and Forward Looking Statements

        This report on Form 10-K, the Company's quarterly reports on Form 10-Q, its other SEC filings, its press releases, and its other written and oral statements throughout the year may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be recognized by the use of terms such as "should", "may", "outlook", "anticipates", "expects", and "foresees". All forward-looking statements are based on information available and the Company's expectations at the time they are made, and are subject to a number of risks and uncertainties, some of which are beyond the Company's control.

Sales

        The Company's ability to achieve its anticipated level of sales is affected by factors such as global economic and political conditions, the availability of capital to our customers, the effects of cost containment initiatives by government and industry, capital spending policies, capital markets, and the availability of government funding. Sales also are affected by the timing and size of orders and the allocation between the hardware and consumables portions of contracts.

        Many biomedical research customers are reliant on government funding and a number of clinical diagnostics customers rely on prompt and full reimbursement by Medicare and equivalent programs in other countries. Biomedical research sales also are affected by factors such as the level of government funding for biomedical research, bioterrorism, forensics, and food safety, pharmaceutical company spending policies, and access to capital by biotechnology start ups. Clinical diagnostics sales are affected by factors such as consolidation among customers and the Company's ability to enter into contracts with group purchasing organizations and integrated health networks.

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

Earnings and Financial Results of Operations

        Actual earnings may differ from those estimated due to a variety of factors. Primary among these is the level of sales and the timing and size of orders. Earnings also may be significantly impacted by unanticipated increases in the costs of labor, raw materials, freight, utilities, and other items needed to develop, manufacture, and maintain our products and operate our business. Since the Company does a substantial part of its business outside of the United States, earnings also can be significantly impacted by currency fluctuations, changes in foreign currency exchange rates, and currency hedging costs.

        Earnings also may be impacted by unanticipated increases in interest rates on the portion of the Company's debt that is not fixed, thereby increasing the Company's interest expense. Earnings per share (EPS) may be affected by the number of shares outstanding and, with respect to diluted EPS, the number and value of options outstanding. Changes in tax laws in the United States and other countries and the effect of taxes and changes in tax policy also may have an effect.

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

Products

        The Company's ability to continue to grow depends on its success in continuing to improve its existing products and develop new products that meet the needs and expectations of its customers. The development of these products requires the Company to successfully integrate hardware, software, and chemistry components. Consequently, the expected introductions of new products may be impacted by factors such as the complexity and uncertainty in the development of new high-technology products and the availability of qualified engineers, programmers, and other key labor categories. Product introductions also may be impacted by the viability of supply partners for those products where Beckman Coulter is a distributor.

        In addition, the Company's ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property. Finally, the introduction of new products may be affected by delays in obtaining any government marketing authorizations necessary to market the products, particularly in clinical diagnostics.

        Difficulty in obtaining raw materials and components, especially in the rapidly evolving electronic components market, usually does not affect the introduction of new products, but may affect the Company's ability to achieve anticipated production levels. In addition, in some cases, the Company is dependent on a small number of suppliers of finished products and of critical raw materials and components and its ability to obtain enter into or maintain contracts with these suppliers. On occasion, the Company has been forced to redesign portions of products when a supplier of critical raw materials or components terminated its contract or no longer made them available.

Available Information

        Beckman Coulter routinely files reports and other information with the SEC, including Forms 8-K, 10-K, 10-Q, and 11-K, Form S-8, and Form DEF 14A. The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is "http://www.sec.gov"

        The Company maintains an Internet website which includes a link to a site where copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These materials may be accessed by accessing the website at "http://www.beckmancoulter.com" and selecting "Investor Relations". Paper copies of these documents also may be obtained free of charge by writing to the Company at "Beckman Coulter, Inc., Office of Investor Relations (M/S A-38-C), 4300 N. Harbor Blvd., P. O. Box 3100, Fullerton, CA 92834-3100."

Item 2. Properties

        Beckman Coulter's primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California; Chaska, Minnesota; and Miami, Florida. Components, parts, and electronic subassemblies are manufactured in facilities located in Fullerton and Porterville, California and Hialeah, Florida. An additional manufacturing facility is located in Galway, Ireland. Reagents are manufactured in Fullerton and Carlsbad, California; Chaska, Minnesota; Miami, Florida; Florence, Kentucky; Galway, Ireland; Germany; France; Japan; Australia; and China.

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

        In early 2002, the Company entered into agreements with a third party to provide distribution services in the United States. As a result, Beckman Coulter's products are now distributed from that company's warehouses located in Ontario and Hayward, California; Memphis, Tennessee; and Jersey City, New Jersey. In 2003, the Company initiated planning for the third party provider to take over the Company's former distribution center in Somerset, New Jersey; however, the Company ultimately decided to continue operating that facility itself. Beckman Coulter continues to operate distribution locations in Brea and Fullerton, California; Chaska, Minnesota; Opa Locka and Miami Lakes, Florida; Dusseldorf, Germany; and Marseille, France.

        Beckman Coulter owns the facilities located in Carlsbad, Fullerton, and Porterville, California; some of the facilities in Hialeah, Florida; and a facility in Krefeld, Germany. All of the other facilities are leased. The Brea and Palo Alto, California; Miami, Florida; and Chaska, Minnesota facilities, were previously owned by Beckman Coulter then sold and leased back in 1998, for initial terms of twenty years with options to renew for up to an additional thirty years.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of stockholders during the fourth quarter of 2004.

Executive Officers of Beckman Coulter

        The following is a list of the executive officers of Beckman Coulter as of February 3, 2005 showing their ages, present positions and offices with Beckman Coulter and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

John P. Wareham, 63, Chairman of the Board and Chief Executive Officer

        Mr. Wareham was Chairman, President and Chief Executive Officer until December 2003. He became Chairman in February 1999, Chief Executive Officer in September 1998 and President in October 1993. He also served as the Company's Chief Operating Officer from October 1993 to September 1998 and as Vice President, Diagnostic Systems Group from 1984 to 1993. Prior to 1984, he had served as President of Norden Laboratories, Inc., a wholly owned subsidiary of SmithKline Beckman Corporation engaged in developing, manufacturing and marketing veterinary pharmaceuticals and vaccines, having first joined SmithKline Corporation, a predecessor of SmithKline Beckman Corporation, in 1968. He is a director and past Chairman of AdvaMed, the Advanced Medical Technology Association (formerly the Health Industry Manufacturers Association), a member of the Board of Trustees of the Manufacturers Alliance/MAPI, the National Association of Manufacturers (NAM), and the California Healthcare Institute (CHI). He is also on the advisory board for The John Henry Foundation, a member of the Center for Corporate Innovation, a member of the Chief Executive Roundtable of the University of California—Irvine, a member of the Advisory Council of the Keck Graduate Institute of Applied Life Sciences, and a director of Steris Corporation, ResMed, Inc. and Wilson Greatbatch Technology, Inc.. He has been a director of Beckman Coulter since 1993. As previously announced, Mr. Wareham intends to step down from the Chief Executive Officer position on February 21, 2005 and from the Chairman position following the April 7, 2005 stockholder meeting.

Scott Garrett, 55, President, Chief Operating Officer, Beckman Coulter, Inc.

        Mr. Garrett was named President, Chief Operating Officer, Beckman Coulter, Inc. in December, 2003. He was previously President, Clinical Diagnostics since June 2002. Prior to joining Beckman Coulter, Inc., he served as chief executive officer of Garrett Capital Advisors and as chief executive officer for Kendro Laboratory Products, L.P. Mr. Garrett's other experience includes almost 20 years with Baxter International/American Hospital Supply Corporation. He began his career with Baxter in product development. Through a series of promotions over the course of his tenure, Mr. Garrett became Group Vice President of Baxter and President of the Diagnostics subsidiary. Baxter's Diagnostics subsidiary subsequently became Dade International where Mr. Garrett served as Chairman and Chief Executive Officer. As previously announced, Mr. Garrett has been elected to the position of Chief Executive Officer effective February 21, 2005.

Elias Caro, 53, President, Biomedical Research Division

        Mr. Caro was named President, Biomedical Research in January 2003. He previously served as Group Vice President of the Diagnostics Development Centers and Strategic Marketing since September 2001, Vice President for the Cellular Analysis Development Center from February 1999 through August 2001, and Vice President-Director, Program Management and Quality Assurance for the Cellular Analysis Development Center from 1998 to 1999. Mr. Caro held senior management positions since 1985 with Coulter Corporation, which was acquired in October 1997.

James T. Glover, 55, Vice President and Chief Financial Officer (Chief Accounting Officer)

        Mr. Glover was named Vice President and Chief Financial Officer in March 2004. He was previously Vice President and Chief Financial Officer (Interim) since August 2003 and Vice President and Controller since February 2003. He had been Vice President and Treasurer since 1999. Previously, he had been Vice President and Controller of Beckman Coulter since 1993, and Vice President, Controller—Diagnostic Systems Group from 1989. Mr. Glover joined Beckman Coulter in 1983, serving in several management positions, including a two-year term at Allergan, Inc., then a Company affiliate. Prior to 1983, he held management positions with KPMG LLP and another Fortune 500 Company.

Paul Glyer, 48, Vice President and Treasurer

        Mr. Glyer was named Vice President and Treasurer in February 2003. He had been Vice President-Director, Financial Planning since November 1999 and Vice President-Director, Finance for Diagnostics Development and Corporate Manufacturing since February 1999 and Assistant Treasurer and then Treasurer from 1989 to 1999. Mr. Glyer joined the Company in 1989.

William H. May, 61, Vice President, General Counsel and Secretary

        Mr. May has been Vice President, General Counsel, and Secretary of Beckman Coulter since 1985 and has been General Counsel and Secretary of Beckman Coulter since 1984. Mr. May first joined Beckman Coulter in 1976. Mr. May is a member of the Board of Directors of the Arnold and Mabel Beckman Foundation.

PART II

Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

        The principal market on which the Company's common stock is traded is the New York Stock Exchange. As of February 7, 2005, there were approximately 5,436 holders of record of the Company's common stock.

        The following table sets forth the high and low sales price of the Company's common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our fiscal years ended December 31, 2004 and 2003:

	2004		2003
Fiscal Quarters
	High	Low	High	Low
First	$55.18	$49.99	$34.03	$28.50
Second	61.48	54.54	42.03	33.87
Third	61.20	52.21	46.98	40.60
Fourth	67.70	54.35	51.31	46.38

        The declaration and payment of dividends by the Company is at the sole discretion of its Board of Directors. During 2004, Beckman Coulter paid two quarterly dividends of $0.11 per share and two quarterly dividends of $0.13 per share, for a total of $0.48 per share of common stock for the year. During 2003, Beckman Coulter paid two quarterly dividends of $0.09 per share and two quarterly dividends of $0.11 per share, for a total of $0.40 per share of common stock for the year. During 2002, Beckman Coulter paid two quarterly dividends of $0.085 per share and two quarterly dividends of $0.09 per share, for a total of $0.35 per share of common stock for the year.

        There were no purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended December 31, 2004.

        The information with respect to securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 7, 2005 entitled "EQUITY COMPENSATION PLANS."

Item 6. Selected Financial Data—Dollars in millions

Years Ended December 31,	2004	2003	2002	2001	2000
Sales	$2,408.3	$2,192.5	$2,059.4	$1,984.0	$1,886.9
Income from continuing operations before accounting change(1)(2)(3)(4)	$210.9	$207.2	$135.5	$141.5	$125.5
Basic earnings per share from continuing operations before accounting change(1)(2)(3)(4)	$3.42	$3.38	$2.19	$2.34	$2.13
Diluted earnings per share from continuing operations before accounting change(1)(2)(3)(4)	$3.21	$3.21	$2.08	$2.21	$2.03
Dividends paid per share of common stock	$0.480	$0.400	$0.350	$0.340	$0.325
Shares outstanding (millions)	61.6	62.0	61.0	61.2	59.7
Weighted average common shares and dilutive common share equivalents (millions)	65.8	64.5	65.1	64.0	61.8
Total assets	$2,795.0	$2,529.6	$2,263.6	$2,178.0	$2,006.1
Long-term debt, less current maturities	$611.7	$625.6	$626.6	$760.3	$851.8
Working capital	$666.3	$583.0	$444.6	$525.7	$427.8
Capital expenditures	$158.7	$132.9	$146.1	$175.0	$141.3
Other information: Number of employees at December 31,	10,169	9,891	10,013	10,094	9,695

(1)
In 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") 133 which resulted in a one-time cumulative effect charge associated with a change in accounting principle of $3.1 million ($4.9 million pretax). The 2001 impact on diluted earnings per share was $0.05.

(2)
2001 and 2000 include $15.6 million ($18.8 million pretax) of amortization of goodwill and certain other intangible assets that was not recorded during 2002, 2003 or 2004, pursuant to the Company's adoption of SFAS 142, "Goodwill and Other Intangible Assets". The 2001 and 2000 impact on diluted earnings per share was $0.24 and $0.25, respectively.

(3)
2002 includes a $23.8 million ($39.3 million pretax) charge associated with a patent infringement settlement and related expenses. The 2002 impact on diluted earnings per share was $0.37.

(4)
2003 includes a) a restructure charge of $11.8 million ($18.5 million pretax) or a diluted earnings per share impact of $0.18; b) a non-taxable credit of $28.9 million that when combined with the related pretax expenses of $2.0 million ($1.2 million after taxes) resulted in a net credit of $27.7 million after taxes or a diluted earnings per share credit of $0.43 related to the settlement of a dispute associated with an escrow account created as part of the 1997 acquisition of Coulter Corporation and c) a $13.9 million litigation settlement ($23.0 million pretax) received from Flextronics, or a diluted earnings per share credit of $0.21.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

        Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems that consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from lab solutions used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians' offices to aid in patient care. We compete in market segments that we estimate totaled approximately $40 billion in annual sales worldwide in 2004. We currently have products that address approximately half of that market.

        Our products compete in the Clinical Diagnostics and Biomedical Research markets. Clinical Diagnostics and Biomedical Research generated approximately 71% and 29% of 2004 revenues, respectively. Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our Clinical Diagnostic instruments are typically leased to customers under either operating-type lease ("OTL") or sales-type lease ("STL") arrangements while our Biomedical Research products are typically cash sales. Approximately 64% of our 2004 revenues came from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in more than 130 countries, with approximately 45% of revenues in 2004 coming from sales outside the United States. Our strategy is to expand our market share as a leading provider of laboratory systems by the continued rollout of new products, enhancements of our current product offerings, and entries into new and growing market segments.

        The Clinical Diagnostics market has recently experienced modest growth as diagnostic test volumes continue to increase as a result of factors such as an aging population, increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer), and greater acceptance of Western medicine in emerging countries. In Clinical Diagnostics, our customers are faced with increasing volumes of testing and a shrinking skilled labor pool while under constant pressure to contain costs. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. Our UniCel® DxI 800 Access® immunoassay systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. Over the past two years, we have introduced twelve new assays for use on the Unicel® and Access® systems, including tests for pancreatic and breast cancer. In 2003, we signed four assay development agreements one of which resulted in the introduction of a test for BNP (B-type natriuretic peptide), which is an indicator of congestive heart failure. In 2004, we signed a licensing agreement for iNOS (inducible nitric oxide) a new marker in blood that we plan to develop into a test to be used in the detection and management of patients at risk for developing sepsis, a potentially deadly medical condition. In hematology, we continue to automate more of the testing process with recently introduced platforms to serve high-volume hospital labs and small- to mid-sized labs.

        The Biomedical Research market is dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets. These Biomedical Research markets have struggled in recent years. However, spending on academic and government funded research is growing at a modest rate, differing country by country. In the U.S., National Institute of Health funding is expected to be up about 2% for 2005. We are seeing an increase in pharmaceutical and biotechnology research and development investment along with a growing need to simplify and automate testing in the clinical research market. These trends are driving growth in certain areas of the

Biomedical Research market. In Biomedical Research our strategy is focused on becoming a provider of solutions for our various customers. To serve customers researching proteins and their roles in the health of the human body, we have a number of products useful in many phases of proteomic research including our ProteomeLab™ PF 2D fractionation system, which simplifies and automates this type of research, and the ProteomeLab™ A2TM MicroArray System, a medium-density testing array platform for therapeutic development and evaluation of biomarkers for disease diagnosis. We are also entering growing segments within the robotic automation market such as forensics, biological agent testing and molecular pathology. Our Cytomics FC 500 series of flow cytometers, which provide powerful cell analysis technology for disease and drug research, continue to be well accepted in the marketplace.

        Our after-market sales of chemistry kits, supplies and service allow us to generate substantial operating cash flow. We continue to use this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development and business and technology acquisitions. Additionally, during 2004, we have used our operating cash flow to repurchase shares of our common stock and pay regular quarterly dividends. We plan to increase our quarterly dividend to a 15-20% payout ratio over time. In 2004 and 2003, we also made $40.0 million and $149.5 million, respectively, in contributions to our U.S. pension plan.

        In order to continue to grow the Company, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies, acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. We believe that our strong cash flow will enable us to continue to fund these activities. Additionally, we are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets such as economic weakness, pressure on healthcare spending, constrained government research funding and our ability to obtain regulatory approvals for new products. We believe we are addressing these risks by providing our customers automated and cost effective solutions. A large number of our products require marketing authorizations from the U.S. Food & Drug Administration ("FDA") and similar agencies in other countries. We have effective quality and compliance programs in place and have been successful in obtaining the necessary clearances for our new products from the FDA and other similar agencies.

Results of Operations

2004 Compared to 2003

Revenues

        The following provides key product and geographical sales information for 2004 and 2003 (dollar amounts in millions):

	2004 Sales	2003 Sales	Reported Growth %	Constant Currency Growth %*
Routine Chemistry	$698.4	$619.7	12.7	10.5
Immunodiagnostics	501.8	423.7	18.4	15.4

Total Chemistry	1,200.2	1,043.4	15.0	12.5

Hematology	521.3	497.9	4.7	2.0

Total Clinical Diagnostics	1,721.5	1,541.3	11.7	9.1

Robotic Automation/Genetic Analysis	158.4	153.9	2.9	(1.0)
Centrifuge/Analytical Systems	287.0	275.3	4.2	0.7
Total Specialty Testing	241.4	222.0	8.7	4.4

Total Biomedical Research	686.8	651.2	5.5	1.6

Total	$2,408.3	$2,192.5	9.8	6.9

Americas
United States	$1,330.3	$1,229.0	8.2	8.2
Canada and Latin America	148.4	124.3	19.4	14.6

	1,478.7	1,353.3	9.3	8.8
Europe	635.9	572.6	11.1	2.8
Asia	293.7	266.6	10.2	5.4

Total	$2,408.3	$2,192.5	9.8	6.9

*
Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency sales (see below) less prior year reported sales

Prior year reported sales

        We define constant currency sales as current period sales in local currency translated to U.S. dollars at the prior year's average foreign currency exchange rate. This measure provides information on sales growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. Constant currency sales and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency sales is not an alternative measure of revenues on a U.S. GAAP basis.

        The sales growth during 2004 was primarily due to increases in sales of Clinical Diagnostic systems and related reagents aided by our new product flows. The strengthening of foreign currencies, primarily the Euro and Yen, versus the U.S. dollar, also contributed to the Company's reported growth rates, adding 2.9% for the year.

        Growth in Clinical Diagnostics of 11.7% in 2004 was driven by strength in Routine Chemistry and Immunodiagnostics. Routine Chemistry sales grew 12.7% primarily as a result of sales of the SYNCHRON LX®i 725 combined routine chemistry and immunoassay system and sales of laboratory automation systems as our customers continue to focus on efficiency and cost savings. Immunodiagnostics sales grew 18.4% for the year as a result of placements of the UniCel®DxI 800 Access® immunoassay system. This product has allowed the Company to enter into the large hospital and reference lab markets. Reagent sales in Immunodiagnostics have also contributed to the significant growth in this product line. Over the past two years, the Company has introduced twelve new assays for use on its Immunoassay systems, including tests for pancreatic and breast cancer. Hematology sales growth was 4.7% for the year and resulted primarily from sales of the COULTER® LH 500 mid-range and COULTER® LH 750 high-throughput hematology systems as these products continue to enjoy market acceptance.

        Biomedical Research sales grew 5.5% in 2004 as the biomedical research and biotechnology markets continued a modest recovery. Growth in Biomedical research was primarily a result of strong sales of specialty testing and proteomic products. Specialty Testing grew 8.7% in 2004, as a result of increased sales of the Cytomics FC 500 series of flow cytometers and related reagents. Also contributing to the growth in Biomedical Research sales were the Allegra™ X-12 series of bench top centrifuges and the ProteomeLab™ PF 2D and PA 800 systems within the Centrifuge/Analytical Systems product area. Partially offsetting these increases for the year was the sale of the Laboratory Automation Operations ("LAO") product line that took place in the second quarter of 2003. This product line generated $5.9 million of revenues in 2003 that did not recur in 2004.

        Sales in Europe, in constant currency, increased 2.8% led by sales of Immunodiagnostics and Specialty Testing product lines throughout the region. Sales in Germany continue to depress overall sales growth in Europe as this country continues to restructure its healthcare reimbursement policies. Sales in Asia, in constant currency, increased 5.4% as a result of increased sales in Clinical Chemistry and Immunodiagnostics product lines. Sales in Japan, in constant currency, though down in the early part of 2004 and for the full year, actually grew 10.9% in the fourth quarter of 2004. China and South East Asia sales growth was particularly strong as our products continue to be well received.

Operating Expenses

        Gross profit as a percentage of sales ("gross margin") was 47.3% and 47.8% for the twelve months ended December 31, 2004 and 2003, respectively. The decrease in gross margin was due to the following:

  •
  Higher service costs to support new product introductions, which unfavorably impacted gross margin by 0.6 percentage points;

  •
  increased operating costs, primarily freight, which unfavorably impacted gross margin by 0.6 percentage points; partially offset by

  •
  foreign currency exchange rates, which favorably impacted the gross margin by 0.7 percentage points.

        Selling, general and administrative ("SG&A") expenses increased $50.7 million to $606.0 million or 25.2% of sales in 2004 from $555.3 million or 25.3% of sales in the prior year. The dollar increase in SG&A spending was a result of increased sales volume, a weaker U.S. dollar, the increased investments in selling and marketing activities related to our Immunoassay and other new product offerings and sales related incentive compensation partially offset by a decrease in certain other employee bonus plans relative to those of 2003 due to the Company not meeting certain internal objectives. These employee bonus plans which are recorded in cost of goods sold, SG&A and research and development, depending on the function of the eligible employee, decreased to $15.8 million in 2004 from $26.8 million in 2003.

        Research and development ("R&D") expenses increased $5.7 million to $200.0 million in 2004 from $194.3 million in 2003. R&D as a percentage of sales was 8.3% and 8.9% in 2004 and 2003,

respectively. Changes in R&D as a percentage of sales are due primarily to the timing of certain projects and the impact of a weaker U.S. dollar on revenue. Also contributing to a decrease in R&D as a percentage of sales were decreased employee bonus plans relative to 2003. The strengthening of certain foreign currencies did not impact R&D expense, as substantially all R&D efforts are in the U.S., resulting in a decrease in R&D as a percentage of sales.

        In the first quarter of 2003, the Company recorded a restructure charge of $18.5 million which represented the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide. Certain related employee termination costs were paid through the third quarter of 2004. For the year ended December 31, 2004, approximately $0.7 million of restructuring charges were reversed as it was determined that these amounts were not going to be utilized. See Note 4 "Provision for Restructuring Operations" of the Consolidated Financial Statements for more information.

        As indicated in Note 16 "Business Segment Information" of the Consolidated Financial Statements all corporate activities are captured in a central service "Center," including costs incurred at the corporate level which significantly benefit the operations of each segment. Because these segment related costs remain in the "Center," a discussion of our operating profit by segment is not meaningful.

Non-Operating Income and Expenses

        Interest income includes income from STL receivables. Interest income increased $3.3 million to $13.2 million in 2004 from $9.9 million in 2003, due primarily to retention of more STL receivables during 2004 as compared to 2003. STL receivables, which generate interest income over the life of the lease, are occasionally sold to a third party. See Note 5 "Sale of Assets" of the Consolidated Financial Statements for more information.

        Interest expense declined $4.0 million to $36.2 million in 2004 from $40.2 million in 2003 due primarily to the successful resolution of certain segments of the Internal Revenue Service audit of the tax years ending in 1998 through 2002, which resulted in the elimination of approximately $3.0 million of related interest accruals during 2004. Also contributing to reduced interest expense in 2004 were lower average debt balances.

        Other non-operating (income) and expense includes the following (in millions):

	2004	2003
Foreign exchange and related derivative activity	$35.9	$29.8
Investment write downs	—	2.8
Gain on sales of STL receivables	(2.0)	(3.4)
Gain on sale of the assets of LAO	(1.4)	(3.6)
Other	—	0.8

Total	$32.5	$26.4

        The $2.8 million investment write-down in 2003 was the result of impairments on the value of investments in both marketable and non-marketable equity securities that were determined to be other than temporary in nature.

        The increase in foreign currency related activity costs is due primarily to increased hedging expense resulting from the strengthening of foreign currencies against the U.S. Dollar. See Note 9 "Derivatives" of the Consolidated Financial Statements for more information.

        The assets of LAO were sold in the second quarter of 2003 and resulted in a $3.6 million gain. The $1.4 million gain in 2004 relates to the expiration and reversal of an accrual for certain contingencies recorded pursuant to the asset sale agreement.

2003 Compared to 2002

Revenues

        The following provides key product and geographical sales information for 2003 and 2002 (dollar amounts in millions):

	2003 Sales	2002 Sales	Reported Growth %	Constant Currency Growth %*
Routine Chemistry	$619.7	$579.0	7.0	4.0
Immunodiagnostics	423.7	382.9	10.7	6.6

Total Chemistry	1,043.4	961.9	8.5	5.0

Hematology	497.9	456.6	9.0	5.5

Total Clinical Diagnostics	1,541.3	1,418.5	8.7	5.2

Robotic Automation/Genetic Analysis	153.9	168.5	(8.7)	(13.2)
Centrifuge/Analytical Systems	275.3	276.4	(0.4)	(4.8)
Total Specialty Testing	222.0	196.0	13.3	7.0

Total Biomedical Research	651.2	640.9	1.6	(3.4)

Total	$2,192.5	2,059.4	6.5	2.5

Americas
United States	$1,229.0	$1,173.7	4.7	4.7
Canada and Latin America	124.3	125.0	(0.6)	(5.2)

	1,353.3	1,298.7	4.2	3.8
Europe	572.6	514.6	11.3	(1.1)
Asia	266.6	246.1	8.3	3.5

Total	$2,192.5	$2,059.4	6.5	2.5

*
Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency sales (see below) less prior year reported sales

Prior year reported sales

        We define constant currency sales as current period sales in local currency translated to U.S. dollars at the prior year's average foreign currency exchange rate. This measure provides information on sales growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. Constant currency sales and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency sales is not an alternative measure of revenues on a U.S. GAAP basis.

        Sales growth during 2003 was driven primarily by sales in the Clinical Diagnostics Division aided by a strengthening of foreign currencies versus the U.S. dollar. Routine Chemistry sales grew 7.0% and immunodiagnostics sales grew in double digits, bolstered in part by placements of the new SYNCHRON LX®i combination routine chemistry and immunoassay system and UniCel® DxI Access® immunoassay system. Hematology product sales were up 9.0% due to a renewed contract with a large commercial laboratory network in the U.S. and product placements in Asia due to the SARS epidemic in this region.

        In the Biomedical Research Division, the specialty testing product area continued to grow, up more than 13%. These increases were led by sales of the Cytomics FC 500 Series flow cytometer, partially offset by continued softness in the pharmaceutical and biotechnology capital equipment markets and the sale of the assets of the Laboratory Automation Operations ("LAO") product line in the second quarter 2003.

        Internationally, sales in Asia were higher due primarily to stronger sales of Clinical Diagnostic products. A decline in biomedical research sales in Europe, excluding the benefits of currency, was due primarily to decreased spending in the pharmaceutical and biotechnology capital equipment markets and the discontinuation of a product line in 2003.

Operating Expenses

        Gross profit as a percentage of sales ("gross margin") in 2003 was 47.8%, 2.4 percentage points higher than in 2002. On a constant currency basis, gross margin was 46.8%, 1.4 percentage points higher than the prior year. The increase in margin is mainly due to the following:

  •
  Foreign currency exchange rates that favorably impacted the gross margin rate by 1.0 percentage point;

  •
  a favorable product mix in both Diagnostics and Biomedical Research, whereby more of our higher margin generating products were sold during the year. This resulted in about a 0.5 percentage point favorable impact;

  •
  more effective inventory management improved gross margin by about 0.3 percentage points; and

  •
  manufacturing efficiencies supported by rising volumes resulted in a 0.2 percentage point favorable impact.

        Selling, general and administrative ("SG&A") expenses increased $65.0 million to $555.3 million or 25.3% of sales in 2003 from $490.3 million or 23.8% of sales in the prior year due primarily to the strengthening of foreign currencies versus the U.S. dollar, investments in marketing activities for new products; and increased accruals under certain employee performance based compensation plans.

        Research and development ("R&D") expenses increased $12.9 million to $194.3 million in 2003 from $181.4 million in 2002. R&D as a percentage of sales was consistent from year to year at 8.9% and 8.8% in 2003 and 2002, respectively. The dollar increase was due primarily to increased accruals under employee performance based compensation plans, the development of new tests for the Company's immunodiagnostic systems and instrument development in the hematology and routine chemistry product lines.

        In the first quarter of 2003, the Company recorded a restructure charge of $18.5 million which represents the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide. See Note 4 "Provision for Restructuring Operations" of the Consolidated Financial Statements for more information.

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

        In November 2003, the Company reached a settlement agreement with Flextronics International, Ltd. ("Flextronics") in the amount of $23.0 million. This taxable settlement resolved the

Company's claim for compensatory and punitive damages, included reimbursement for legal and other related expenses and was recorded in operating income. The lawsuit was originally filed against Flextronics and its U.S. subsidiary Flextronics USA, Inc., formerly known as Dovatron, in the second quarter of 2001 seeking damages for breach of contract and other claims.

Non-Operating Income and Expenses

        Interest income includes income from STL receivables. Interest income increased $2.1 million to $9.9 million in 2003 from $7.8 million in 2002, due primarily to an increased number of STL agreements entered into in 2003.

        Interest expense declined $5.5 million to $40.2 million in 2003 compared to $45.7 million in 2002 primarily due to lower average debt balances and lower interest rates on the variable portion of our borrowings.

        Other non-operating (income)/expense was $26.4 million in 2003 and primarily consisted of foreign currency related activities of $29.8, a $2.8 million investment write-down that was the result of impairments on the value of investments in both marketable and non-marketable equity securities that were determined to be other than temporary in nature, partially offset by a gain on the sale of certain STL receivables of $(3.4) million and a gain of $(3.6) million on the sale of the assets of the LAO product line. Other non-operating (income)/expense was $6.7 million in 2002 and primarily consisted of foreign currency related activities of $3.8 million, a write-down of $4.0 million resulting from a reduction in the fair value of a biotechnology equity investment and gains on the sales of STL receivables of $(3.1) million. The increase in foreign currency related activity costs is due primarily to increased hedging expense resulting from the strengthening of foreign currencies against the U.S. Dollar. See Note 9 "Derivatives" of the Consolidated Financial Statements for more information.

Income Taxes

        Income tax as a percentage of pretax income was 24.2%, 24.0% and 24.3% for the years 2004, 2003 and 2002, respectively. Income taxes as a percentage of pretax income in 2004 and 2003 was impacted by several items as follows:

  •
  The incremental tax liability resulting from the repatriation of $88.0 million of formerly indefinitely reinvested foreign earnings in 2004 under the Homeland Investment provisions of the American Jobs Creation Act;

  •
  the successful resolution in 2004 of certain segments of an Internal Revenue Service audit of the tax years ending in 1998 through 2002;

  •
  a $28.9 million non-taxable credit received in 2003 in settlement of the Coulter escrow account dispute;

  •
  the $18.5 million restructure charge recorded in 2003;

  •
  the $23.0 million litigation settlement received from Flextronics in 2003; and

  •
  the $39.3 million litigation charge taken in 2002. See Note 15 "Commitments and Contingencies" of the Consolidated Financial Statements for more information on the litigation settlements.

        See Note 11 "Income Taxes" of the Consolidated Financial Statements for a reconciliation of the U.S. statutory tax rate to the Company's effective tax rate. We expect the effective tax rate in 2005 to be higher than that of 2004 with potential quarterly fluctuations. Our 2005 effective tax rate will be impacted by a number of factors including, but not limited to, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, our utilization of tax credits and our geographic profit mix.

Liquidity and Capital Resources

        Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing and to convert those assets into cash that are no longer required in meeting existing strategic objectives. Therefore, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds for use in achieving long-range business objectives and meeting our commitments.

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

  •
  To repurchase shares of our Company stock and reduce the number of common shares outstanding. In January 2005, our Company's Board of Directors approved a plan authorizing the repurchase of up to 2.5 million shares of our common stock through 2006. In 2004, we completed the repurchase of the 5.0 million shares (2.5 million repurchased during 2004) that were previously authorized by our Board of Directors in 2002.

  •
  To raise and maintain our quarterly dividend to our historical 15-20% annual payout ratio over time. Our dividend paid in the fourth quarter was $0.13 per share. In January 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.14 per share, payable on March 10, 2005 to stockholders of record on February 18, 2005. This dividend in the first quarter of 2005 represents the 63rd consecutive quarterly payout in the Company's history.

        Cash flows provided by operating activities were $266.9 million, $225.4 million and $316.6 million in 2004, 2003 and 2002, respectively.

        Cash flows provided by operating activities increased by $41.5 million between 2004 and 2003 primarily due to:

  •
  decreases in contributions to the U.S. pension plans, from $149.5 million in 2003 to $40.0 million in 2004;

  •
  an increase in income tax liabilities in 2004 due primarily to increased taxable income and the timing of payments in our non-U.S. subsidiaries; partially offset by

  •
  an increase in current and long-term receivables associated with revenue growth and the retention of more STL receivables;

  •
  decreased inventory turns from 2.9 times in 2003 to 2.7 times in 2004 due to a larger increase in ending inventory balances relative to the increase in cost of sales from 2003 to 2004. The introduction of various new products and the impact of foreign currency exchange rates contributed to this increase in ending inventory balances; and

  •
  a decrease in cash flows related to the impact of items in 2003 that did not recur in 2004, such as the restructure, the Coulter escrow account and Flextronics litigation settlements, which provided a combined $34.8 million net positive cash flow in 2003.

        Cash flows provided by operating activities decreased by $91.2 million between 2003 and 2002 primarily due to:

  •
  increases in contributions to the U.S. pension plans, from $24.8 million in 2002 to $149.5 million in 2003;

  •
  an increase in long-term receivables associated with the retention of STL receivables;

  •
  decreased inventory turns from 3.1 times in 2002 to 2.9 times in 2003 due to a larger increase in ending inventory balances relative to the increase in cost of sales from 2002 to 2003. The introduction of various new products contributed to the increase in ending inventory at December 31, 2003; partially offset by

  •
  an increase in cash flows related to the impact of items in 2003, such as the restructure, the Coulter escrow account and Flextronics litigation settlements, which provided a combined $34.8 million net positive cash flow in 2003; and

  •
  increased accounts payable and accrued liabilities due primarily to increases in the accruals for incentive compensation plans, payroll and related taxes.

        Investing activities used cash of $167.5 million, $140.4 million and $146.6 million in 2004, 2003 and 2002, respectively. Capital expenditures increased by $25.8 million from $132.9 million in 2003 to $158.7 million in 2004 due primarily to an increase in fixed assets for operating type leases and our continued implementation of our global ERP system.

        We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management and Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through December 31, 2004, we have capitalized $125.0 million of costs associated with this ERP system (which includes $43.2 million of capitalized internal labor costs). Based on geographic rollout strategy, as of December 31, 2004, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited integration basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. In 2003, we revised the originally scheduled deployment dates of certain systems and we expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through the end of 2005. External costs are expected to approximate those originally anticipated while internal costs, consisting primarily of internal labor and benefits, are expected to increase as a result of the revised schedule. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

        Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our credit facility (see Note 8 "Debt Financing" of the Consolidated Financial Statements) and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels or that estimated cost savings or growth can be achieved. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

        The Company maintains a $400 million Credit Facility, which is unsecured, enables us to borrow up to $400 million (and can be increased up to $600 million upon the satisfaction of certain conditions), matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the $400 million Credit Facility generally bear interest at LIBOR plus a margin (0.45% to 1.50%) based upon our senior unsecured debt rating. We must also pay a quarterly facility fee of 0.15% per annum on the $400 million Credit Facility commitment. No amounts were drawn on the $400 million Credit Facility at December 31, 2004 and 2003.

        In January 2005, the Company entered into an Amended and Restated Credit Agreement that will terminate in January 2010. The new agreement provides the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each Lender's Commitment.

        The following is included in long-term debt at December 31, 2004 and 2003 (dollar amounts in millions):

	Average Rate of Interest	2004	2003
Senior Notes, unsecured, due 2008	7.45%	$240.0	$240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	100.0	100.0
Other long-term debt	2.76%	35.6	37.4

        In October 2002, we filed a "universal shelf" registration statement with the U.S. Securities and Exchange Commission. This registration, which became effective in early 2003 gives us the ability to offer and sell up to $500 million of securities, which may include debt securities, preferred stock, common stock and warrants to purchase debt securities, common stock, preferred stock or depository shares. The issuance of any such securities could represent new financing or could be used to pay down existing debt. We have no immediate plans to offer or sell any securities.

        The following represents a summary of our contractual obligations and commitments (in millions):

	Payments Due by Period
	Total	2005	2006		2007	2008	2009	Thereafter
Long-term Debt and interest(a)	$830.3	$60.9	$144.6	(b)	$35.6	$284.2	$16.4	$288.6
Operating leases	420.3	61.0	54.0		46.1	42.6	38.7	177.9
Other(c)	178.0	155.5	10.2		3.1	3.0	2.8	3.4

Total contractual cash obligations	$1,428.6	$277.4	$208.8		$84.8	$329.8	$57.9	$469.9

(a)
The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the unamortized discount of $2.2 million, and the $11.9 million fair value adjustment recorded for the reverse interest rate swap as permitted by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. See Note 8 "Debt Financing" of the Consolidated Financial Statements for additional information regarding our long-term debt.

(b)
The $100.0 million debentures due 2026 include a feature that could require repayment in 2006 (see Note 8 "Debt Financing" of the Consolidated Financial Statements). Accordingly, the $100.0 million has been included within the 2006 long-term debt payments due in 2006.

(c)
Other consists primarily of inventory purchase commitments.

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

Revenue recognition, including customer leased equipment

        For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectibility is reasonably assured, except when a customer enters into an OTL agreement, in which case revenue is recognized on a straight-line basis over the life of the lease. Under a STL agreement, revenue is generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those equipment sales that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-21. Credit is extended based upon the evaluation of the customer's financial condition and we generally do not require collateral.

Determination of Appropriate Revenue Recognition for Leases

        Our accounting for leases involves specific determinations under SFAS No. 13 "Accounting for Leases" which often involve complex provisions and significant judgments. The four criteria of SFAS No. 13 that we use in the determination of a sales-type lease ("STL") or operating-type lease ("OTL") are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) a determination of whether or not the lease contains a bargain purchase option. Additionally, before classifying a lease as an STL, we assess whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Generally our leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

        The economic life of our leased equipment and its fair value require significant accounting estimates and judgment. These estimates are based on our historical experience. The most objective measure of the economic life of our leased equipment is the original term of a lease, which is typically five years, since a majority of the equipment is returned by the lessee at or near the end of the lease term and there is not a significant after-market for our used equipment without substantial remanufacturing. We believe that this is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended. We regularly evaluate the economic life of existing and new products for purposes of this determination.

        The fair market value of our leased equipment is determined by a range of cash selling prices or other verifiable objective evidence, if applicable. We regularly evaluate available objective evidence of equipment fair values using historical data.

        We have certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as 1) those dependant on fiscal funding outside of a governmental unit's control, 2) those that can be cancelled if deemed in the tax payers' best interest or 3) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statue. Under these circumstances and in accordance with the relevant accounting literature, as well as considering our historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

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

Inventory adjustments for write-down of inventories to fair value

        Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market using the first-in, first-out (FIFO) method of determining inventory cost. Inventory schedules are regularly analyzed by finance and logistics personnel, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated forecast of product demand and production requirements. A significant increase in the forecasted demand for our products could result in a short-term increase in the cost of inventory purchases while a significant decrease in forecasted demand could result in an increase in the amount of excess inventory quantities on hand requiring additional inventory write-downs.

Goodwill and Other Intangible Assets

        Intangible assets with definite lives are amortized over their estimated useful lives. Useful lives are based on the expected number of years the asset will generate revenue. This estimate of useful lives is reviewed periodically by management.

        We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets" which requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or a change in circumstances indicate that the asset might be impaired. For indefinite lived intangible assets, impairment is tested by comparing the carrying value of the asset to its fair value and assessing the ongoing appropriateness of the indefinite life classification. For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of impairment, if any. The first step is to compare the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill is considered not impaired, otherwise goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.

        We perform our annual impairment test on goodwill in the fourth quarter of each fiscal year. At December 31, 2004, we had $392.1 million of goodwill. To determine the fair value of our reporting units we used a comparable industry revenue multiple approach for each of our two reportable units.

Under this approach, we determined the average number of years of sales for certain companies in the appropriate reporting unit's industry that are required to equal that company's Enterprise Value, ("comparable industry revenue multiple"). We then took the product of the revenues for each reporting unit and the comparable industry revenue multiple, which represented that reporting unit's fair value. In all cases, the fair value of the reporting unit was in excess of the reporting unit's book value, which resulted in no goodwill impairment. Accordingly, step two of the goodwill impairment test was not required to be performed.

        We perform our annual impairment test on other intangible assets that have indefinite lives in the fourth quarter of each fiscal year. At December 31, 2004, the $140.1 million net book value of our Coulter trade name and core technology was less than its estimated value as determined by an external valuation specialist using a relief-from-royalty income approach. Accordingly, these assets are not impaired.

        Numerous assumptions are developed in conjunction with our testing of goodwill and other intangible assets with indefinite lives such as the determination of appropriate revenue multiples and royalty rates, the selection of appropriate discount rates to determine the present value of future cash flows and long-term revenue projections. An increase or decrease in any of these assumptions or a change in plans related to the utilization of the Coulter trade name and the core technology or a significant downturn in our business may result in a material impairment charge required to write-down the book value of these assets.

        See Note 6 "Goodwill and Other Intangible Assets" of the Consolidated Financial Statements for further discussion.

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

  •
  contractual obligations; and

  •
  employment matters.

        We cannot predict with certainty the outcome of any proceedings in which we are or may become involved. An adverse decision in a lawsuit seeking damages from us could result in a monetary award to the plaintiff and, to the extent not covered by our insurance policies or third party indemnities, could significantly harm the results of our operations. An adverse decision in a lawsuit seeking an injunction or other similar relief could significantly harm our business operations. If we lose a case in which we seek to enforce our patent rights, we could sustain a loss of future revenue as other manufacturers begin to market products we developed. Litigation cases and claims raise difficult and complex legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, we may incur charges in excess of presently established provisions and related insurance or third party coverage. It is possible that our results of operations and cash flows could be materially affected by an ultimate unfavorable outcome of certain pending litigation. Although we believe that our provisions are appropriate, and in accordance with SFAS No. 5 "Accounting for Contingencies," changes in events or circumstances could have a material adverse effect on our financial position, profitability or liquidity.

Income Taxes

        We record liabilities for probable income tax assessments based on our estimate of potential tax related exposures. Recording of these assessments requires significant judgment as uncertainties often exist in respect to new laws, new interpretations of existing laws and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known.

        Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        We establish a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. An increase to income would occur if we were to determine that we were able to utilize more of these deferred tax assets than currently expected.

Pension Plans

        Our funding policy provides that payments to our domestic pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. In accordance with SFAS No. 87 "Employers' Accounting for Pensions," the expected long-term rate of return on plan assets is an assumption as to the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Our review of this long-term return assumption is done in conjunction with our pension plan investment advisors and our actuaries. We also review historical cumulative returns on plan assets. The rate of return is dependent upon an investment strategy and the asset allocation of plan assets. We then review the selected prospective return rate against benchmark information that we gather on other pension plans adjusting for relative size, investment strategies and funding levels. Since this is a long-term return assumption, it is likely to change only when there are protracted changes in equity, bond and real estate markets. While there is no absolute predictor of future performance, our historical return on plan assets has been over 9% and we believe this historical performance is a fair approximation of what our plan assets can achieve over a variety of market conditions. See Note 14 "Retirement Benefits" of the Consolidated Financial Statements for further discussion. We believe our rate of return assumption is reasonable based on our long term investment strategy and allocation of our plan assets, which at December 31, 2004 had an allocation as follows: 71% equities, 26% corporate bonds, 2% real estate and 1% other.

        The discount rate is an assumption used to determine the actuarial present value of benefits attributed the services rendered participants in our pension plans. The rate used reflects our best estimate of the rate at which pension benefits will be effectively settled. We estimate this rate based on available rates of return on high-quality fixed-income investments currently available, primarily Moody's AA corporate bond yields.

        Changes in the rate of return or discount rate could have a material effect on our reported pension obligation and related pension expense. The following table outlines the approximate impact that a 0.25% increase or decrease in the rate of return or discount rate would have on our U.S. pension expense and projected benefit obligation (in millions):

	Pension Cost	Projected Benefit Obligation
0.25% Increase/Decrease in Expected Rate of Return	$1.6	n/a
0.25% Increase/Decrease in Discount Rate	$1.3	$15.5

        We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

Recent Accounting Developments

        See Note 1 in the Notes to Consolidated Financial Statements for information regarding recent accounting developments.

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

  •
  earnings and sales growth;

  •
  returns on our pension plan fund and anticipated contribution to the Company's pension plan;

  •
  anticipated dividend payout ratios; and

  •
  our anticipated use of operating cash flows.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        The U. S. Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their Form 10-K filings. Several alternatives, all with some limitations, have been offered. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

  •
  it is based on a single point in time; and

  •
  it does not include the effects of other complex market reactions that would arise from the changes modeled.

        Although the results of the analysis may be useful as a benchmark, they should not be viewed as forecasts.

        Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of December 31, 2004 and 2003, the notional amounts of all derivative foreign exchange contracts was $397.8 million and $339.4 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all derivative foreign exchange contracts as of December 31, 2004 and 2003, was a net liability of $5.3 million and $36.4 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at December 31, 2004. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $14.5 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $11.3 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

        Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase the Company's pre-tax earnings by $1.7 million based on the amount of variable rate debt outstanding at December 31, 2004. This analysis includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

        Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 9 "Derivatives" of the Consolidated Financial Statements.

Financial Risk Management

        Our risk management program, developed by senior management and approved by the board of directors, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposures to fluctuations in the financial markets are to changes in foreign exchange rates and interest rates.

        Foreign exchange risk arises because our reporting currency is the U.S. dollar and we generate approximately 45% of our revenues in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater than U.S. dollar-denominated sales as a percentage of total net sales. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations, and depreciation of the U.S. dollar against such currencies has a positive impact.

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

Inflation

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Beckman Coulter, Inc.:

        We have audited the accompanying consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Beckman Coulter, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Costa Mesa, California
February 21, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Beckman Coulter, Inc.:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that Beckman Coulter, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Beckman Coulter, Inc. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Beckman Coulter, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Beckman Coulter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 21, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Costa Mesa, California
February 21, 2005

Consolidated Balance Sheets

(in millions, except amounts per share)

	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$67.9	$74.6
Trade and other receivables, net	653.5	580.0
Inventories	463.2	389.0
Deferred income taxes	44.5	52.6
Other current assets	50.5	36.4

Total current assets	1,279.6	1,132.6
Property, plant and equipment, net	443.8	398.9
Goodwill	392.1	388.8
Other intangibles, less accumulated amortization of $88.9 and $74.9 at 2004 and 2003, respectively	321.1	323.4
Other assets	358.4	285.9

Total assets	$2,795.0	$2,529.6

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$159.9	$114.5
Notes payable	27.7	30.0
Current maturities of long-term debt	20.0	9.3
Accrued expenses	342.8	341.7
Income taxes payable	62.9	54.1

Total current liabilities	613.3	549.6
Long-term debt, less current maturities	611.7	625.6
Deferred income taxes	175.6	151.9
Other liabilities	300.1	304.8

Total liabilities	1,700.7	1,631.9

Commitments and contingencies (see Note 15)
Subsequent events (see Notes 8 and 12)
Stockholders' equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 66.8 and 64.7 at 2004 and 2003, respectively; shares outstanding 61.6 and 62.0 at 2004 and 2003, respectively	6.7	6.5
Additional paid-in capital	414.7	327.5
Retained earnings	820.8	639.9
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustments	81.0	34.6
Derivatives qualifying as hedges	(9.4)	(25.0)
Minimum pension adjustment	(3.2)	(2.5)
Treasury stock, at cost: 4.9 and 2.4 common shares at 2004 and 2003, respectively	(214.4)	(80.2)
Unearned compensation	(1.9)	(3.1)
Common stock held in grantor trust, at cost: 0.3 common shares at 2004 and 2003	(15.4)	(14.1)
Grantor trust liability	15.4	14.1

Total stockholders' equity	1,094.3	897.7

Total liabilities and stockholders' equity	$2,795.0	$2,529.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

(in millions, except amounts per share)

	Years ended December 31,
	2004	2003	2002
Sales	$2,408.3	$2,192.5	$2,059.4
Cost of sales	1,269.3	1,144.8	1,124.9

Gross profit	1,139.0	1,047.7	934.5

Operating costs and expenses
Selling, general and administrative	606.0	555.3	490.3
Research and development	200.0	194.3	181.4
Restructure charge/(credit)	(0.7)	18.5	—
Litigation settlements	—	(49.9)	39.3

Total operating costs and expenses	805.3	718.2	711.0

Operating income	333.7	329.5	223.5

Non-operating (income) and expense
Interest income	(13.2)	(9.9)	(7.8)
Interest expense	36.2	40.2	45.7
Other, net	32.5	26.4	6.7

Total non-operating expense	55.5	56.7	44.6

Earnings before income taxes	278.2	272.8	178.9
Income taxes	67.3	65.6	43.4

Net income	$210.9	$207.2	$135.5

Basic earnings per share	$3.42	$3.38	$2.19

Diluted earnings per share	$3.21	$3.21	$2.08

Weighted average number of shares outstanding (in thousands)
Basic	61,643	61,212	61,777
Diluted	65,773	64,493	65,060

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders' Equity and Comprehensive Income

(in millions, except amounts per share)

	Years Ended December 31,
	2004	2003	2002
Common Stock
Beginning of year	$6.5	$6.1	$6.1
Shares issued under stock option and benefit plans	0.2	0.4	—

End of year	6.7	6.5	6.1

Additional Paid-In Capital
Beginning of year	327.5	259.4	216.5
Shares issued under stock option and benefit plans	68.8	56.2	36.7
Tax benefit from exercise of non-qualified stock options	18.4	11.9	6.2

End of year	414.7	327.5	259.4

Retained Earnings
Beginning of year	639.9	457.4	344.0
Net income	210.9	207.2	135.5
Dividends to stockholders, $0.48 per share, $0.40 share and $0.35 per share during 2004, 2003 and 2002 respectively	(30.0)	(24.7)	(22.1)

End of year	820.8	639.9	457.4

Accumulated Other Comprehensive Income (Loss)
Beginning of year	7.1	(92.5)	(48.4)
Other comprehensive income (loss)	61.3	99.6	(44.1)

End of year	68.4	7.1	(92.5)

Treasury Stock
Beginning of year	(80.2)	(38.3)	—
Purchases of treasury stock	(137.7)	(41.9)	(38.3)
Stock issued from treasury	3.5	—	—

End of year	(214.4)	(80.2)	(38.3)

Unearned Compensation
Beginning of year	(3.1)	—	—
Issuance of restricted stock, net of cancellations of $0.2 in 2004 and zero in 2003 and 2002, respectively	—	(4.0)	—
Amortization	1.2	0.9	—

End of year	(1.9)	(3.1)	—

Common Stock Held in Grantor Trust
Beginning of year	(14.1)	(14.1)	—
Purchases of common stock held in grantor trust	(1.3)	—	(14.1)

End of year	(15.4)	(14.1)	(14.1)

Grantor Trust Liability
Beginning of year	14.1	14.1	—
Purchases of common stock held in grantor trust	1.3	—	14.1

End of year	15.4	14.1	14.1

Total Stockholders' Equity	$1,094.3	$897.7	$592.1

Comprehensive Income
Net Income	$210.9	$207.2	$135.5
Other comprehensive income (loss)
Foreign currency translation adjustments	46.4	71.0	20.8
Derivatives qualifying as hedges:
Net derivative losses, net of income taxes of $6.3, $24.1 and $4.2 in 2004, 2003 and 2002 respectively	(9.4)	(36.2)	(16.4)
Reclassifications to income, net of income taxes of $16.6, $12.1 and $0.4 in 2004, 2003 and 2002, respectively	25.0	18.2	0.6
Minimum pension adjustment, net of income taxes of $0.5, $1.6 and $32.8 in 2004, 2003 and 2002, respectively	(0.7)	46.6	(49.1)

Other comprehensive income (loss)	61.3	99.6	(44.1)

Total Comprehensive Income	$272.2	$306.8	$91.4

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2004	2003	2002
Cash Flows from Operating Activities
Net income	$210.9	$207.2	$135.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	114.0	105.9	109.8
Amortization of unearned compensation	1.2	0.9	—
Loss on investments	—	2.8	4.0
Restructure (credit) charge	(0.7)	18.5	—
Gain on sale of property, plant and equipment	(1.4)	(3.6)	(1.5)
U.S. Pension Trust contributions	(40.0)	(149.5)	(24.8)
Net deferred income taxes	32.3	38.7	10.9
Changes in assets and liabilities:
Trade and other receivables, net	(44.4)	(5.1)	0.9
Inventories	(29.4)	13.9	39.5
Accounts payable and accrued expenses	22.9	20.9	13.3
Income taxes payable	25.7	(5.7)	12.7
Other	(24.2)	(19.5)	16.3

Net cash provided by operating activities	266.9	225.4	316.6

Cash Flows from Investing Activities
Additions to property, plant and equipment	(158.7)	(132.9)	(146.1)
Proceeds from disposition of assets	—	5.8	2.4
Payments for business acquisitions and technology licenses	(8.8)	(13.3)	(2.9)

Net cash used in investing activities	(167.5)	(140.4)	(146.6)

Cash Flows from Financing Activities
Dividends to stockholders	(30.0)	(24.7)	(22.1)
Proceeds from issuance of stock	73.1	52.6	36.7
Repurchase of common stock as treasury stock	(137.7)	(41.9)	(38.3)
Proceeds from repurchase of common stock held in grantor trust	(1.3)	—	(14.1)
Net notes payable (reductions) borrowings	(5.2)	29.6	(4.9)
Long-term debt reductions	(8.5)	(131.9)	(75.1)
Debt acquisition costs	—	—	(1.1)

Net cash used in financing activities	(109.6)	(116.3)	(118.9)

Effect of exchange rates on cash and equivalents	3.5	14.5	4.3

Increase (decrease) in cash and equivalents	(6.7)	(16.8)	55.4
Cash and equivalents—beginning of year	74.6	91.4	36.0

Cash and equivalents—end of year	$67.9	$74.6	$91.4

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$31.4	$43.3	$45.8
Income taxes	$36.3	$32.8	$36.7
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$6.7	$4.6	$4.2

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(tabular dollar amounts in millions, except amounts per share)

1.     Nature of Business and Summary of Significant Accounting Policies

Nature of Business

        Beckman Coulter Inc. (the "Company") simplifies and automates laboratory processes used in all phases of the battle against disease. The Company designs, manufactures and markets systems which consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians' offices to aid in patient care.

        Beckman Coulter's product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. The Company has more than 200,000 systems operating in laboratories around the world, with approximately 64% of 2004 revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. Beckman Coulter markets its products in more than 130 countries, with approximately 45% of revenues in 2004 coming from sales outside the United States.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries over which it has a controlling financial interest. All significant intercompany transactions have been eliminated from the consolidated financial statements.

        Certain Company subsidiaries outside of the United States (except Canada) are included in the consolidated financial statements on the basis of fiscal years (twelve months) ending November 30 in order to facilitate timely consolidation. This one-month reporting lag will be eliminated as of the beginning of 2005 for these international subsidiaries. The December 2004 results of operations for these entities which have historically been reported in the first quarter of the new year, will be recorded as an adjustment to retained earnings on January 1, 2005. After the elimination of the lag, the fiscal year ending December 31, 2005 will have twelve months of operating results for all consolidated entities.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions, including accounts receivable and inventory valuations, warranty accruals, value of long-lived assets, employee benefit plan obligations, environmental and litigation obligations, taxes and others. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Consolidated Statements of Operations in the period that they are determined.

Financial Instruments

        The carrying values of the Company's financial instruments approximate their fair value at December 31, 2004 and 2003, except for long-term debt. Management estimates are used to determine the market value of cash and cash equivalents, trade and other receivables, notes payable, accounts payable and amounts included in other current assets, other assets and accrued expenses meeting the definition of a financial instrument. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. Quotes from financial institutions are used to determine market values of the Company's debt and derivative financial instruments. The carrying value and fair value of the Company's long-term debt at December 31, 2004 was $631.7 million and $688.7 million, respectively. The carrying value and fair value of the Company's long-term debt at December 31, 2003 was $634.9 million and $668.2 million, respectively.

Foreign Currency Translation

        Most non-U.S. assets and liabilities are translated into U.S. dollars using year-end exchange rates. Operating results are translated at exchange rates prevailing during the year. The resulting translation adjustments are accumulated as a separate component of stockholders' equity. Gains and losses from remeasurements relating to the limited number of foreign entities deemed to be operating in U.S. dollar functional currency or in highly inflationary economies are included in earnings.

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

Goodwill and Other Intangibles

        The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The Company considers its operating segments, Clinical Diagnostics and Biomedical Research, to be its reporting units for purposes of testing for impairment as the components within each operating segment have similar economic characteristics and thus do not represent separate reporting units.

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

        To determine the fair value of the Company's reporting units the Company used a comparable industry revenue multiple approach for each of the two reportable units. Under this approach, the Company determined the average number of years of sales for certain companies in the appropriate reporting unit's industry that are required to equal that company's Enterprise Value, "comparable industry revenue multiple". The Company then took the product of the revenues for each reporting unit and the comparable industry revenue multiple, which represented that reporting unit's fair value. In all cases, the fair value of the reporting unit was in excess of the reporting unit's book value, which resulted in no goodwill impairment. Accordingly step two of the goodwill impairment test was not required to be performed.

        Other intangibles consist primarily of patents, trademarks, developed technology and customer base arising from business combinations. Other intangibles that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets. Technology is amortized over 5 to 25 years, customer contracts over 25 years and other intangibles over 3 to 20 years (see Note 6 "Goodwill and Other Intangibles").

Accounting for Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Revenue Recognition, Including Customer Leased Equipment

        For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectibility is reasonably assured, except when a customer enters into an OTL agreement, in which case revenue is recognized on a straight-line basis over the life of the lease. Under an STL agreement, revenue is generally recognized at the time of shipment based on the present value of the minimum lease payments, with interest income recognized over the life of the lease using the interest method. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement, or as service is performed if not under contract. For those equipment sales that include multiple deliverables, such as installation, training, after-market supplies or service, the Company allocates revenue based on the relative fair values of the individual components as determined in accordance with EITF Issue No. 00-21. Credit is extended based upon the evaluation of the customer's financial condition and the Company generally does not require collateral.

Determination of Appropriate Revenue Recognition for Leases

        The Company's accounting for leases involves specific determinations under SFAS No. 13 "Accounting for Leases" which often involve complex provisions and significant judgments. The four criteria of SFAS No. 13 that the Company uses in the determination of a sales-type lease ("STL") or operating-type lease ("OTL") are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) a determination of whether or not the lease contains a bargain purchase option. Additionally, the Company assesses whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that the Company has yet to incur with respect to the lease. Generally the Company's leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Certain of the Company's lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

        The economic life of the Company's leased equipment and its fair value require significant accounting estimates and judgment. These estimates are based on the Company's historical experience. The most objective measure of historical evidence of the economic life of the Company's leased equipment is the original term of a lease, which is typically five years, since a majority of the equipment is returned by the lessee at or near the end of the lease term and there is not a significant after-market for our used equipment without substantial remanufacturing. The Company believes that this is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended. The Company regularly evaluates the economic life of existing and new products for purposes of this determination.

        The fair market value of the Company's leased equipment is determined by a range of cash selling prices or other verifiable objective evidence, if applicable. The Company regularly evaluates available objective evidence of equipment fair values using historical data.

        The Company has certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as 1) those dependant on fiscal funding outside of a governmental unit's control, 2) those that can be cancelled if deemed in the tax payers' best interest or 3) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statue. Under these circumstances and in accordance with the relevant accounting literature, as well as considering the Company's historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether the renewal option is reasonably assured.

Derivatives and Hedging Activities

        The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other non-operating (income)/expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., derivatives qualifying as hedges) and is subsequently recognized in other non-operating (income)/expense upon the recognition of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in other non-operating (income)/expense. If the derivative is designated as hedging the foreign currency exposure of a net investment in a foreign operation ("net investment hedge"), the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment).

Stock-based Compensation

        The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees". Pursuant to APB No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized minimal compensation expense on its stock option plans. The Company also does not recognize compensation expense on stock issued to employees under its stock purchase plan (see Note 13), where the discount from the market value is not material. Compensation expense resulting from grants of restricted stock (see Note 13) is recognized during the period in which the service is performed. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied for all outstanding and unvested awards each year:

	2004	2003	2002
Net earnings as reported	$210.9	$207.2	$135.5
Stock-based employee compensation expense included in reported net earnings, net of tax	0.8	0.6	—
Pro forma compensation expense, net of tax	(21.7)	(13.5)	(10.1)

Pro forma net earnings	$190.0	$194.3	$125.4

Earnings per share:
Basic—as reported	$3.42	$3.38	$2.19
Basic—pro forma	$3.08	$3.17	$2.03
Diluted—as reported	$3.21	$3.21	$2.08
Diluted—pro forma	$2.89	$3.01	$1.93

        The Company uses the Black-Scholes valuation model for estimating the fair value of its options. The following represents the estimated fair value of options granted and the weighted average assumptions used for the calculation:

	2004	2003	2002
Weighted average estimated fair value per option granted	$19.33	$16.57	$17.85
Average exercise price per option granted	$55.00	$39.22	$43.53
Stock volatility	32.3%	37.2%	31.3%
Risk-free interest rate	3.6%	4.6%	5.6%
Option term—years	6.5	7.4	7.7
Stock dividend yield	1.0%	1.1%	1.2%

        The pro forma effect of accounting for the Company's Employee Stock Purchase Plan is immaterial for all periods presented.

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

        Changes in product warranty obligations are as follows:

	2004	2003
Beginning of year	$14.7	$12.9
New warranties	81.1	57.3
Payments	(80.3)	(55.5)

End of year	$15.5	$14.7

Income Taxes

        Liabilities are recorded for probable income tax assessments based on estimates of potential tax related exposures. Recording of these assessments requires significant judgment as uncertainties often exist in respect to new laws, new interpretations of existing laws and rulings by taxing authorities. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.

        Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company has established a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. An increase to income would occur if the Company were to determine that it was able to utilize more of these deferred tax assets than currently expected.

Recent Accounting Developments

Medicare Prescription Drug, Improvement and Modernization Act of 2003

        On May 19, 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 106-2 ("FSP FAS 106-2"), "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." FSP FAS 106-2 provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 for employers that sponsor postretirement health care plans that provide prescription drug benefits. The Company adopted FSP FAS 106-2 on a prospective basis effective July 1, 2004. See Note 14 "Retirement Benefits" for more information.

American Jobs Creation Act

        On October 22, 2004, the American Jobs Creation Act ("AJCA") was signed into law. The AJCA includes a special one-time dividends received deduction for certain foreign earnings that are repatriated. In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 ("FSP FAS 109-2"), "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP FAS 109-2 provides accounting and disclosure guidance for this repatriation provision. In December 2004, certain wholly owned foreign subsidiaries made approximately $88 million of dividend payments to the Company pursuant to the AJCA. See Note 11 "Income Taxes" for more information.

        In December 2004, the FASB issued FASB Staff Position No. FAS 109-1 ("FSP FAS 109-1"), "Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004." FSP FAS 109-1 clarifies that the deduction will be treated as a "special deduction" as described in SFAS No. 109, "Accounting for Income Taxes." As such, the special deduction has no effect on deferred tax assets and liabilities existing at the date of enactment. The impact of the deduction will be reported in the period in which the deduction is claimed, which is anticipated to be 2005. The Company is currently assessing the financial impact of FSP FAS 109-1 will have on its consolidated financial statements in 2005 and future periods.

Inventory Costs

        In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 ("SFAS 151"), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS 151 in the fiscal year beginning January 1, 2006. The Company is currently in the process of evaluating whether the adoption of SFAS 151 will have a significant impact on its results of operations or financial position.

Share-Based Payment

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective as of the first reporting period that begins after June 15, 2005. Accordingly, the Company will adopt SFAS No. 123(R) in its third quarter of fiscal 2005. The Company is currently evaluating the provisions of SFAS No. 123(R) and the impact that it will have on its share based employee compensation programs. See "Stock-based Compensation" herein for the effect on net income and earnings per share as if the fair value based method provided by SFAS No. 123 had been applied.

Changes in Presentation

        Certain prior year amounts have been reclassified to conform to current year presentation.

2.     Composition of Certain Financial Statement Captions

        The following provides components of certain of the Company's financial statement captions:

	2004	2003
Trade and other receivables, net
Trade receivables	$600.7	$548.3
Other receivables	23.9	22.8
Current portion of sales-type lease receivables	55.7	33.7
Less allowance for doubtful accounts	(26.8)	(24.8)

	$653.5	$580.0

Inventories
Raw materials, parts and assemblies	$123.6	$95.6
Work in process	23.7	18.9
Finished products	315.9	274.5

	$463.2	$389.0

Property, plant and equipment, net
Land	$7.9	$7.8
Buildings	139.2	130.3
Machinery and equipment	581.4	533.6
Instruments subject to lease(a)	332.7	310.2

	1,061.2	981.9
Less accumulated depreciation
Buildings, machinery and equipment	(390.4)	(363.3)
Instruments subject to lease(a)	(227.0)	(219.7)

	$443.8	$398.9

Accrued expenses
Unrealized service income	90.1	79.8
Accrued compensation	105.7	105.7
Sales taxes payable	20.8	18.6
Fair value of hedging instruments	6.2	32.2
Other	120.0	105.4

	$342.8	$341.7

(a)
Includes instruments leased to customers generally under three- to five-year cancelable operating leases.

3.     Acquisition of Coulter

        On October 31, 1997, the Company acquired all of the outstanding capital stock of Coulter for $850.2 million, net of Coulter's cash on hand of $24.8 million at the date of acquisition. The acquisition was accounted for using the purchase method of accounting. This acquisition resulted in $394.0 million of goodwill (including post-acquisition adjustments), which reflected the excess of the purchase price over the fair value of tangible and intangible net assets acquired. Other acquired intangibles amounted to $404.0 million including $170.0 million attributable to the installed customer base and $116.0 million of developed technology.

        At the time of the acquisition of Coulter, the Company initiated a restructuring of Coulter to 1) eliminate certain duplicative offices and manufacturing facilities, 2) terminate certain employees and 3) terminate certain dealers. The estimated cost of the aforementioned activities amounted to $133.0 million and was included in the purchase price allocation as an accrual pursuant to EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination." Additionally, the Company assumed liabilities of 1) $103.0 million for contractual obligations of Coulter to its employees, 2) $36.0 million of change in control payments, 3) $16.6 million of tax exposures associated with potential tax audit adjustments resulting from Coulter activities that occurred before the acquisition and 4) $14.4 million of other assumed liabilities. The aforementioned EITF 95-3 accrual and assumed liabilities are collectively referred to as "Purchase and Assumed Liabilities".

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

  •
  Termination of many of the Coulter dealers required more time and effort than originally anticipated, especially dealers located outside the United States; and

  •
  The Company's computer systems and software were incapable of operating from many diverse locations, so the decision was made to implement a single, globally integrated ERP system. Additionally, management was involved in several realignments of the Company's operations and the restructure that took place in 2003. These activities diverted efforts away from the Coulter integration.

        On a periodic basis, the Company reviews the remaining balance of purchase and assumed liabilities to determine those reserves that will not be used for the original purpose for which they were established. For the year ended December 31, 2004, the Company determined that $1.2 million of these liabilities were not needed and were accordingly reversed to goodwill. There was no reversal in 2003. The $1.2 million reversed during the year ended December 31, 2004 was due to 1) the ultimate amount of the cost expended for certain restructuring activities being less than the established purchase and assumed liabilities or 2) due to the cancellation of certain restructuring activities that were originally contemplated (including the termination of certain dealers, certain employees and certain manufacturing locations).

        The following table presents the detail of the purchase and assumed liabilities recorded. The category "other" has included certain dealer termination costs, elimination of certain duplicative offices and manufacturing facilities, and certain assumed liabilities. The amount included in "other" at December 31, 2004 includes certain dealer termination costs that are expected to be utilized in 2005.

Balance at December 31, 1998	$110.0

1999 through 2002 Activity:
Personnel	$(63.8)
Tax issues	(3.2)
Other	(12.7)
Reversal of excess purchase liabilities	(26.2)

Total 2002 activity	$(105.9)

Balance at December 31, 2002:
Personnel	$1.0
Tax issues	0.4
Other	2.7

Balance at December 31, 2002	$4.1

2003 Activity:
Tax issues	(0.4)
Other	(0.7)

Total 2003 activity	$(1.1)

Balance at December 31, 2003:
Personnel	$1.0
Tax issues	—
Other	2.0

Balance at December 31, 2003	$3.0

2004 Activity:
Reversal of excess purchase liabilities	(1.2)
Other	(1.0)

Total 2004 activity	$(2.2)

Balance at December 31, 2004:
Personnel	$—
Tax issues	—
Other	0.8

Balance at December 31, 2004	$0.8

        The reversal of excess purchase liabilities in 2004, 2002, 2001 and 2000 of $1.2 million, $0.9 million, $16.8 million and $8.5 million, respectively, partially offset by a reversal of $0.5 million, $0.4 million, $6.8 million and $2.8 million, respectively, of related deferred income tax assets were recorded as a reduction to goodwill. In addition to the aforementioned adjustments, the reversal of certain net deferred tax assets and other purchase accounting adjustments related to the acquisition of Coulter resulted in a $15.9 million and $2.0 million net increase in goodwill during 2003 and 2002, respectively.

4.     Provision for Restructuring Operations

        In January 2003, the Company announced a strategic reorganization of its business to combine its Life Science Research and Specialty Testing divisions into a single Biomedical Research Division. The objective of the restructure was to enable the Company to better leverage its technologies and products across the entire life sciences and clinical research customer base. The reorganization plan also included a refocus of the Company's international operations to improve profitability. The reorganization resulted in a 3% reduction in the Company's workforce and a pre-tax charge of $18.5 million primarily related to employee termination costs. The charge taken against first quarter 2003 earnings represents the total amount expected to be incurred under the plan except for the potential impact of currency fluctuations relative to projected currency rates. The reorganization plan was substantially completed in the second quarter of 2003. However, certain employee termination costs from the restructure were paid through the third quarter of 2004.

        The following is a reconciliation of the restructure activity and accrual included in accounts payable, accrued expenses and other liabilities in the Consolidated Balance Sheet as of December 31, 2004 (in millions):

	Initial Accrual	Cash Payments in 2003	Balance at December 31, 2003	Cash Payments in 2004	Adjustments	Balance at December 31, 2004
Employee termination	$17.5	$(14.1)	$3.4	$(2.7)	$(0.7)	—
Other	1.0	(1.0)	—	—	—	—

Total	$18.5	$(15.1)	$3.4	$(2.7)	$(0.7)	$—

        In 2004, approximately $0.7 million of the restructure accrual was reversed, as it was determined that these amounts were not going to be utilized.

5.     Sale of Assets

        During 2004, 2003 and 2002, the Company sold certain receivables ("Receivables") as part of its plan to reduce debt. The net book value of financial assets sold in 2004, 2003 and 2002 was $116.9 million, $104.2 million and $122.8 million, respectively, and for which the Company received approximately $118.9 million, $107.5 million and $126.4 million, respectively, in cash proceeds. Approximately 70% and 77% of those sales took place in Japan during the years ended 2004 and 2003, respectively. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Consolidated Balance Sheets.

        The agreements underlying the Receivable sales in the United States contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S. the Company services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the estimated life of the service period. At December 31, 2004 and 2003, there was $1.0 million and $1.1 million, respectively, of deferred service fees included in accrued expenses on the Consolidated Balance Sheets. For the years ended December 31, 2004, 2003 and 2002, there was $0.3 million, $0.3 million and $0.2 million, respectively, of deferred service fees amortized to income.

6.     Goodwill and Other Intangibles

        The following presents activity for goodwill:

	Year Ended December 31, 2004
	Clinical Diagnostics	Biomedical Research	Total
Goodwill, December 31, 2003	$335.1	$53.7	$388.8
Minority interest acquisition	0.4	—	0.4
Settlements of pre-acquisition tax
contingencies	0.3	—	0.3
Acquisitions	—	2.9	2.9
Purchase liability adjustment (see Note 3)	(1.2)	—	(1.2)
Currency translation adjustment	—	0.9	0.9

Goodwill, December 31, 2004	$334.6	$57.5	$392.1

	Year Ended December 31, 2003
	Clinical Diagnostics	Biomedical Research	Total
Goodwill, December 31, 2002	$316.3	$41.5	$357.8
Minority interest acquisition	2.9	—	2.9
Settlements of pre-acquisition tax
contingencies	1.4	—	1.4
Acquisitions	—	10.6	10.6
Deferred tax purchase accounting adjustment	14.5	—	14.5
Currency translation adjustment	—	1.6	1.6

Goodwill, December 31, 2003	$335.1	$53.7	$388.8

        Disclosures pursuant to SFAS No. 141 "Business Combinations" related to the Company's 2004 and 2003 acquisition activity are not included due to immateriality.

        The following provides information about the Company's intangible assets:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$59.2	$(22.6)	$36.6	$56.2	$(19.2)	$37.0
Customer contracts	167.1	(47.2)	119.9	167.1	(40.4)	126.7
Other	43.6	(19.1)	24.5	34.9	(15.3)	19.6

	269.9	(88.9)	181.0	258.2	(74.9)	183.3
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6

	$410.0	$(88.9)	$321.1	$398.3	$(74.9)	$323.4

        Recorded intangible asset amortization expense for the year ended December 31, 2004, 2003 and 2002 was $13.8 million, $12.6 million and $11.7 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is $14.2 million, $14.1 million, $13.1 million, $12.7 million and $11.9 million, respectively.

7.     Sale-leaseback of Real Estate

        On June 25, 1998, the Company sold its interest in four of its properties located in Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, the Company entered into long-term leases for each of these properties.

        The initial term of each of the leases is 20 years, with options to renew for up to an additional 30 years. As provided by the leases, the Company pays the rents in Japanese Yen. Annual rentals are approximately $20.8 million at 2004 year-end rates. At the closing of the sale-leaseback transaction, the Company became guarantor of a currency swap agreement between its landlord and its banks to convert the Yen payments to U.S. dollars. As long as this swap agreement is in place, the Company's obligation is to pay the rents in Yen. If this agreement ceases to exist, the Company's obligation reverts to U.S. dollar payments. The Company expects to pay the rents as they come due out of cash generated by its Japanese operation. Obligations under the operating lease agreements are included in Note 15 "Commitments and Contingencies".

        The aggregate proceeds received from the sale of the four properties totaled $242.8 million before closing costs and transaction expenses. The Company has deferred the gain from this transaction and has included it in "Other liabilities." This gain is being amortized over the initial lease term of 20 years. The remaining deferred gain was $95.0 million and $102.0 million at December 31, 2004 and 2003, respectively.

8.     Debt Financing

        Notes payable consists primarily of short-term bank borrowings by the Company's subsidiaries outside the United States under local lines of credit. At December 31, 2004 approximately $121.7 million of unused uncommitted short-term lines of credit were available to the Company's subsidiaries outside the United States at various interest rates. Within the United States, $25.0 million in unused uncommitted short-term lines of credit at prevailing market rates were available.

        Long-term debt consists of the following at December 31:

	Average Rate of Interest	2004	2003
Senior Notes, unsecured, due 2008	7.45%	$240.0	$240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	100.0	100.0
Other long-term debt	2.76%	35.6	37.4
Fair value adjustment on interest rate swaps (see Note 9)		11.9	22.2
Deferred gains on terminated interest rate swaps (see Note 9)		15.0	7.8
Unamortized debt discounts		(5.8)	(7.5)

		631.7	634.9
Less current maturities		(20.0)	(9.3)

Long-term debt, less current maturities		$611.7	$625.6

        The aggregate maturities of long-term debt for the five years subsequent to December 31, 2004 are $20.0 million in 2005, $103.5 million in 2006, $1.6 million in 2007, $250.2 million in 2008, $0.3 million in 2009 and $256.1 million thereafter. As noted below, the $100.0 debentures due 2026 include a feature that may require repayment in 2006. The Company has included this $100.0 million within the amount due in 2006.

Revolving Credit Facilities

        In July 2002, the Company entered into a credit facility (the "Credit Facility") with a group of financial institutions. The Credit Facility is unsecured, enables the Company to borrow up to $400 million, can be increased up to $600 million upon the satisfaction of certain conditions, matures in July 2005 and is not subject to any scheduled principal payments. Borrowings under the Credit Facility generally bear interest at LIBOR plus a margin (0.45% to 1.50%) based upon the Company's senior unsecured debt rating. The Company must also pay a quarterly facility fee of 0.15% per annum on the Credit Facility commitment. No amounts were owed on the Credit Facility at December 31, 2004.

        In January 2005, the Company entered into an Amended and Restated Credit Agreement that will terminate in January 2010. The new agreement provides the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each Lender's Commitment.

Senior Notes

        In March 1998, the Company issued $160.0 million of 7.10% and $240.0 million of 7.45% unsecured Senior Notes due March 4, 2003 and 2008 (the "1998 Senior Notes"), respectively. Interest is payable semi-annually in March and September. Discount and issuance costs approximated $6.7 million and are being amortized to interest expense over the term of the 1998 Senior Notes. In 2002, the Company redeemed $40.8 million of the $160.0 million 7.10% Senior Notes. During the first quarter of 2003, the Company repaid the outstanding $119.2 million 7.10% senior notes through its Credit Facility. At December 31, 2004, the Company had approximately $3.1 million of unamortized discount and issuance costs associated with the 2008 Senior Notes.

        In November 2001, the Company issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011 (the "2001 Senior Notes"). Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.9 million and are being amortized to interest expense over the term of the 2001 Senior Notes. At December 31, 2004, the Company had approximately $1.2 million of unamortized discount and issuance costs associated with the 2011 Senior Notes.

        At the Company's option, the 1998 Senior Notes and 2001 Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

  •
  the principal amount of the Senior Notes; or

  •
  the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.375% for Senior Notes due 2008, 0.35% for Senior Notes due 2011.

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

Other Long-term Debt

        Other long-term debt at December 31, 2004 consists principally of $24.7 million of notes used to fund the operations of the Company's international subsidiaries. Some of the notes issued by the Company's international subsidiaries are secured by their assets. Notes used to fund international subsidiaries amounted to $27.8 million at December 31, 2003. Capitalized lease obligations of $10.9 million in 2004 and $9.6 million in 2003 are also included in other long-term debt.

Covenants

        Certain of the Company's borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2004 the Company was in compliance with all such covenants.

9.     Derivatives

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

Foreign Currency

        The Company manufactures its products principally in the United States, but generated approximately 45% of its revenues in 2004 from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary's local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or "foreign currency contracts") to hedge the foreign currency exposure resulting from intercompany sales to the Company's international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

        The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

        Hedge ineffectiveness associated with the Company's cash flow hedges was immaterial for the years ended December 31, 2004 and 2003 and no cash flow or fair value hedges were discontinued in the years ended December 31, 2004 and 2003.

        Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)/expense upon the recognition of the hedged transaction. The Company estimates that substantially all of the $15.7 million unrealized loss ($9.4 million after tax) included in other comprehensive income at December 31, 2004 will be reclassified to other non-operating (income)/expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at December 31, 2004 which settle as late as December 2005.

Interest Rate

        The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

        In March 1998, the Company entered into reverse interest rate swap contracts totaling $300.0 million associated with the issuance of the $400.0 million 1998 Senior Notes. In October 2001, the Company terminated $60.0 million of these reverse interest rate swap contracts, resulting in a deferred gain of $2.7 million that was amortized through the remaining original term of the swap agreement through March 2003. In April 2002, the Company terminated the remaining $240.0 million of these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that is being amortized over the remaining original term of the Senior Notes through March 2008.

        In April 2002, the Company entered into reverse interest rate swap contracts totaling $335.0 million: including a $100.0 million swap contract associated with the $160.0 million Senior Notes due 2003 and $235.0 million of swap contracts associated with the $235.0 Senior Notes due 2011. The $100 million swap contract terminated in March 2003. In September 2004, the Company terminated $95.0 million of the $235.0 million of reverse interest rate contracts, resulting in a deferred gain of $9.5 million. This amount is being amortized over the remaining term of the Senior Notes through November 2011.

        Pursuant to the Company's reverse interest rate swap agreements associated with the Senior Note due 2011, the Company receives an average fixed interest rate of 5.7% and pays a floating interest rate based on the LIBOR (2.3% at December 31, 2004). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At December 31, 2004 the fair value of the remaining reverse interest rate swaps, with a notional amount of $140 million, associated with the Senior Notes due 2011 was $11.9 million and is included in other long-term assets. An offsetting $11.9 million credit is included in long-term debt as a fair value adjustment.

10.   Other Non-operating (Income) and Expense

        Other non-operating (income) and expense includes:

	2004	2003	2002
Foreign exchange and related derivative activity	$35.9	$29.8	$3.8
Investment write downs	—	2.8	4.0
Gain on sales of sales type lease receivables	(2.0)	(3.3)	(3.1)
Gain on sale of the assets of LAO	(1.4)	(3.6)
Other	—	0.7	2.0

Total	$32.5	$26.4	$6.7

        The assets of LAO were sold in the second quarter of 2003 and resulted in a $3.6 million gain. The $1.4 million gain in the year ended December 31, 2004 relates to the expiration and reversal of an accrual for certain contingencies recorded pursuant to the asset sale agreement.

11.   Income Taxes

        The components of earnings before income taxes were:

	2004	2003	2002
U.S.	$172.5	$228.4	$93.1
Non-U.S.	105.7	44.4	85.8

	$278.2	$272.8	$178.9

        The provision for income taxes consisted of the following:

	2004	2003	2002
Current
U.S. federal	$11.0	$7.0	$12.2
Non-U.S.	29.7	16.0	17.0
U.S. state	4.4	3.9	3.3

Total current	45.1	26.9	32.5

Deferred
U.S. federal	23.2	40.7	5.8
Non-U.S.	(1.0)	(2.0)	5.1

Total deferred, net	22.2	38.7	10.9

Total	$67.3	$65.6	$43.4

        Income tax benefits attributable to the exercise of non-qualified employee stock options of $18.4 million, $11.9 million and $6.2 million in 2004, 2003 and 2002, respectively, are recorded directly to additional paid-in-capital.

        The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	2004	2003	2002
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	1.5	0.9	1.2
Ireland and China manufacturing income	(3.3)	(2.6)	(3.9)
Non-U.S. taxes	0.4	0.8	(0.4)
Foreign income taxed in the U.S., net of credits	(1.3)	(2.2)	(2.3)
Repatriation of foreign earnings	2.6	—	—
Resolution of prior period tax matters	(10.6)	(2.5)	(2.1)
Non-taxable Coulter escrow account litigation settlement	—	(4.2)	—
Other	(0.1)	(1.1)	(3.2)

Effective tax rate	24.2%	24.1%	24.3%

        Subsidiaries conducting manufacturing operations in Ireland and China are taxed at substantially lower income tax rates than the U.S. federal statutory tax rate. The lower tax rate reduced expected taxes by approximately $9.2 million in 2004, $7.1 million in 2003 and $7.0 million in 2002.

        The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities consists of the following at December 31:

	2004	2003
Deferred tax assets
Accrued expenses	$25.5	$22.4
Compensation	24.4	23.4
International	41.7	38.7
Inventories	4.3	5.9
Postemployment benefits	47.4	47.4
Tax credits (primarily research and development)	12.8	19.8
Minimum pension liability	2.1	1.6
Derivatives qualifying as hedges	6.3	16.7
Other	40.6	34.9

	205.1	210.8
Less: Valuation allowance	(48.0)	(45.3)

Total deferred tax assets	157.1	165.5

Deferred tax liabilities
Accelerated depreciation	(27.2)	(16.4)
Deferred service contracts	(10.4)	(8.0)
Intangibles	(99.5)	(105.0)
International	(15.8)	(16.1)
Sale-leaseback	(15.7)	(13.9)
Leases	(3.6)	(4.0)
Retirement benefits	(61.1)	(50.5)
Other	(54.9)	(50.9)

Total deferred tax liabilities	(288.2)	(264.8)

Net deferred tax liability	$(131.1)	$(99.3)

        The Company's unutilized tax credits of $12.8 million at December 31, 2004 are scheduled to expire in the years 2016 to 2020.

        At December 31, 2004, the Company had a valuation allowance of $48.0 million associated with certain deferred tax assets due to uncertainties regarding their realizability. The Company believes that the remaining deferred income tax assets will be realized based upon its historical pre-tax earnings, adjusted for significant items such as non-recurring charges. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these deferred tax assets.

        During the year ended December 31, 2004, the Company increased its valuation allowance by $4.0 million related to state R&D tax credits that may not be realized in the future, offset by a decrease of $1.3 million related to loss carryforwards that were realized during the year.

        In December 2004, certain wholly owned foreign subsidiaries made approximately $88 million of dividend payments to the Company pursuant to a Dividend Repatriation Plan to take advantage of a special tax deduction for dividends received as provided by Section 965 enacted as part of the American Jobs Creation Act of 2004. The earnings repatriated by these foreign subsidiaries resulted in additional tax expense of $7.3 million for the year ended December 31, 2004, increasing the Company's 2004 consolidated worldwide effective tax rate by 2.6 percentage points.

        Non-U.S. withholding taxes and U.S. taxes have not been provided on approximately $282 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in operations or will be offset by credits for foreign income taxes paid. Determination of the deferred tax liability related to unremitted earnings of foreign operations is not practicable.

12.   Earnings Per Share, Outstanding Shares and Treasury Stock

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

Year Ended December 31, 2004	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$210.9	61.643	$3.42
Effect of dilutive stock options	—	4.130	(0.21)

Diluted EPS:
Net earnings	$210.9	65.773	$3.21

Year Ended December 31, 2003	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$207.2	61.212	$3.38
Effect of dilutive stock options	—	3.281	(0.17)

Diluted EPS:
Net earnings	$207.2	64.493	$3.21

Year Ended December 31, 2002	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$135.5	61.777	$2.19
Effect of dilutive stock options	—	3.283	(0.11)

Diluted EPS:
Net earnings	$135.5	65.060	$2.08

        In 2004, there were no shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS. In 2003 and 2002, there were 1.5 million and 1.4 million shares, respectively relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been anti-dilutive.

Outstanding Shares

        The following is a detail of the Company's outstanding common stock shares:

	2004	2003	2002
Outstanding at beginning of year	62.0	61.0	61.2
Employee stock purchases	2.1	2.2	1.4
Treasury stock purchases (see below)	(2.5)	(1.2)	(1.3)
Common stock purchases held in grantor trust (see Note 13)	—	—	(0.3)

Outstanding at end of year	61.6	62.0	61.0

Treasury Stock

        In October 2004, the Company created the Benefit Equity Trust ("BET") for pre-funding stock-related obligations of employee benefit plans. The BET does not change these plans or the amount of stock expected to be issued for these plans. The BET was funded with 5.0 million repurchased shares held in treasury. The Company has no obligation to purchase additional shares of its common stock to fund the BET. The shares in the BET are not considered outstanding for the calculation of earnings per share. During 2004, 0.1 million shares related to stock option exercises were issued out of the BET.

        In October 2002, the Company's Board of Directors authorized the repurchase of up to 5.0 million shares of the Company's common stock through October 2005. Through December 31, 2004, the Company repurchased all 5.0 million shares at an average price of $43.62. At December 31, 2004, 4.9 million shares remain in treasury of which all are held by the BET. The BET has been consolidated in the Company's financial statements.

        In January 2005, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company's outstanding common stock through 2006.

13.   Employee Benefits

Incentive Compensation Plan

        In April 2004, the Company adopted the 2004 Long-Term Performance Plan (the "2004 Plan"). This plan replaced a similar plan originally adopted in 1998 as substantially all of the common stock authorized under the 1998 plan had been issued. The 2004 plan authorizes the issuance of up to 6.5 million shares of the Company's common stock. Granted options typically vest over four year periods and expire seven years from the date of grant.

        In April 2004, the Company granted approximately 0.6 million immediately vesting stock options at an exercise price of $54.67 per share, equal to the market value of the Company's common stock on April 1, 2004. These options were granted under an arrangement, entered into in 2001, whereby stock options would be granted to certain executives after the Company's stock price reached $53.00 per share by a certain date and maintained this price for 30 consecutive trading days.

        The following is a summary of the option activity, including weighted average option information (in thousands, except per option information):

	2004		2003		2002
	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	9,173	$33.40	7,878	$28.98	7,163	$25.22
Granted	632	57.62	2,878	39.21	1,383	43.53
Exercised	(1,713)	26.35	(1,436)	20.52	(634)	17.85
Canceled	(148)	34.99	(147)	35.40	(34)	35.12

Outstanding at end of year	7,944	35.55	9,173	33.40	7,878	28.98

Exercisable at end of year	4,889	31.93	4,537	27.40	4,881	23.52
Range of Exercise Prices	Options Outstanding at December 31, 2004	Weighted Average Exercise Price Per Outstanding Option	Weighted Average Remaining Contractual Life (Years)	Options Exercisable at December 31, 2004	Weighted Average Exercise Price Per Exercisable Option
$0.00 to $15.00	62	$14.63	0.3	62	$14.63
$15.01 to $20.00	253	19.78	1.9	253	19.78
$20.01 to $25.00	605	20.89	2.7	605	20.89
$25.01 to $30.00	2,676	27.34	5.9	1,681	26.60
$30.01 to $35.00	95	32.47	6.9	43	32.33
$35.01 to $40.00	1,118	38.53	5.5	797	38.49
$40.01 to $45.00	1,164	43.02	6.7	534	43.03
$45.01 to $50.00	69	48.66	6.9	28	48.35
$50.01 to $55.00	1,869	51.83	6.0	886	52.97
$55.01 and over	33	58.77	6.6	—	00.00

	7,944			4,889

Restricted Stock

        Under the 1998 Incentive Compensation Plan, the Company may issue shares of restricted stock to its employees. During 2004 and 2003, the Company issued 3,600 shares and 132,866 shares of restricted stock at a weighted average fair value of $55.00 and $30.18 per share, respectively. These shares vest based on the passage of time generally over three to five years. The Company has accounted for the issuance of the restricted stock by crediting the fair value of the restricted shares on the date of grant of $0.2 million and $4.0 million in 2004 and 2003, respectively, to additional paid-in capital. An offsetting amount was recorded to unearned compensation, and is included in stockholders' equity. Unearned compensation is being amortized to income over the respective three to five year vesting periods and amounted to $1.2 million and $0.9 million for the years ended December 31, 2004 and 2003, respectively.

Stock Purchase Plan

        The Company has a stock purchase plan that operates in accordance with section 423 of the Internal Revenue Code whereby all United States employees and employees of certain subsidiaries outside the United States can purchase the Company's common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. During 2004, 2003 and 2002, employees purchased 0.2 million shares, 0.3 million shares and 0.3 million shares, respectively, and 2.8 million shares remain available for use in the plan at December 31, 2004.

Stock Appreciation Rights

        The Company periodically awards stock appreciation rights to certain employees of its international subsidiaries. These rights vest over two, three or four years. Compensation expense for these rights is based on changes between the grant price and the fair market value of the rights. The compensation effect attributable to the stock appreciation rights was $3.3 million and $3.9 million during 2004 and 2003, respectively and immaterial during 2002.

Postemployment Benefits

        Pursuant to SFAS No. 112 "Employers Accounting for Post Employment Benefits," the Company recognizes an obligation for certain benefits awarded to individuals after employment but before retirement. During 2004, 2003 and 2002, the Company recorded charges of $2.8 million, $2.1 million and $4.3 million respectively, associated with its post employment obligations. Excluded from these amounts are obligations arising from restructuring activities. See Note 4 for a discussion of the $18.5 million restructure charge recorded in 2003.

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

        The Trust has been consolidated in the Company's financial statements. The $15.4 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the accompanying balance sheet as components of stockholders' equity at December 31, 2004. The common stock was acquired in the open market. The Trust will hold the common stock for the benefit of the participants and will distribute the stock to the participants in accordance with the provisions of the plans. The participants may elect to receive distributions over one to 15 years, upon termination of service.

14.   Retirement Benefits

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

        The Company adopted FSP FAS 106-2 "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003," on a prospective basis effective July 1, 2004. This adoption resulted in a reduction of the Company's accumulated postretirement benefit obligation of $32.3 million and a reduction of the net periodic benefit cost of $2.2 million for the year ended December 31, 2004.

        The following represents required disclosures regarding benefit obligations, plan assets and the weighted average assumptions utilized for the Pension and Postretirement Plans determined by outside actuarial valuations:

	Pension Plans		Postretirement Plan
	2004	2003	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$726.6	$624.1	$123.7	$102.0
Service cost	23.1	20.5	2.4	2.8
Interest cost	42.3	41.0	6.2	7.9
Actuarial (gain) loss	32.9	69.4	(36.1)	21.0
Benefits paid	(38.3)	(42.7)	(8.1)	(7.9)
Plan participant contributions	3.1	2.0	3.0	2.7
Amendments	—	—	0.1	(4.8)
Impact of foreign currency changes	14.3	12.3	—	—

Benefit obligation at end of year	804.0	726.6	91.2	123.7

Change in plan assets:
Fair value of plan assets at beginning of year	643.2	420.3	—	—
Employer contributions	49.7	154.0	5.1	5.2
Plan participant contributions	3.1	2.0	3.0	2.7
Benefits paid	(38.3)	(42.7)	(8.1)	(7.9)
Actual return on plan assets	74.2	100.4	—	—
Impact of foreign currency changes	11.5	9.2	—	—

Fair value of plan assets at end of year	743.4	643.2	—	—

Funded (unfunded) status	(60.5)	(83.5)	(91.2)	(123.7)
Unrecognized net obligation at transition	—	(1.6)	—	—
Unrecognized prior service cost	12.2	14.2	(20.0)	(24.8)
Unrecognized net actuarial (gain) loss	202.0	189.9	(4.0)	32.9

Prepaid (accrued) benefit cost	$153.7	$119.0	$(115.2)	$(115.6)

Net amount on the Balance Sheet consists of:
Prepaid benefit cost	$195.5	$158.7	$—	$—
Accrued benefit liability	(47.4)	(43.8)	(115.2)	(115.6)
Intangible asset	0.3	—	—	—
Accumulated other comprehensive income, including a $2.1 million and $1.6 million deferred tax asset for 2004 and 2003, respectively	5.3	4.1	—	—

Net amount on balance sheet	$153.7	$119.0	$(115.2)	$(115.6)

U.S. Plans
Discount rate	6.0%	6.3%	6.0%	6.3%
Rate of compensation increase	3.5%	3.0%	—	—
International Plans
Discount rate	4.8%	5.0%	—	—
Rate of compensation increase	2.9%	3.1%	—	—

        The following table lists the components of the net periodic benefit cost of the plans and the weighted-average assumptions as of December 31 for the periods indicated:

	Pension Plans			Postretirement Plan
	2004	2003	2002	2004	2003	2002
Service cost	$23.1	$20.5	$16.5	$2.4	$2.8	$3.9
Interest cost	42.3	41.0	36.2	6.2	7.9	8.0
Expected return on plan assets	(58.9)	(46.5)	(42.7)	—	—	—
Amortization of:
Transition obligation	—	(0.2)	—	—	—	—
Prior service costs	2.4	2.6	2.6	(4.8)	(4.1)	(0.8)
Actuarial gain (loss)	7.7	3.9	0.3	0.8	1.7	—

Net periodic benefit cost	16.6	21.3	12.9	4.6	8.3	11.1
Gain due to curtailment	—	—	—	—	—	(4.2)

Net periodic benefit cost	$16.6	$21.3	$12.9	$4.6	$8.3	$6.9

U.S. Plans
Discount rate	6.3%	7.0%	7.3%	6.3%	7.0%	7.3%
Expected return on plan assets	9.0%	9.0%	9.8%	—	—	—
Rate of compensation increase	3.0%	3.0%	4.3%	—	—	—
International Plans
Discount rate	5.0%	5.8%	—	—	—	—
Expected return on plan assets	7.1%	7.8%	—	—	—	—
Rate of compensation increase	3.1%	3.3%	—	—	—	—

        In November 2002, the Company recorded a gain of $4.2 million as a result of a curtailment of a postretirement plan, whereby employees who had not met certain age and service requirements as of December 31, 2002 were no longer eligible to receive medical coverage upon retirement.

        Information regarding our pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets is as follows:

	2004	2003
Projected benefit obligation	$182.9	$79.7
Accumulated benefit obligation	160.6	68.5
Fair value of plan assets	119.0	27.8

Expected Benefit Payments

        Expected benefit payments for future years ending December 31 are as follows:

	Pension Benefits	Other Retirement Benefits
2005	$47.3	$4.7
2006	49.6	4.1
2007	52.2	4.4
2008	55.0	4.7
2009	55.0	5.1
2010 through 2014	302.3	33.1

Contributions

        The Company expects to contribute an insignificant amount to the Company's pension plans and approximately $5 million to the postretirement plan during 2005.

Plan Assets

        The Company's pension plan weighted-average asset allocations by asset category at fair value are as follows:

Asset category	December 31, 2004	December 31, 2003
Equity securities	71%	75%
Debt securities	26%	21%
Real estate	2%	3%
Other	1%	1%

Total	100%	100%

        Plan assets are invested using active investment strategies that employ multiple investment management firms. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Monitoring activities take place to evaluate performance against these targets.

        The target asset allocation is 72% equities, 20% fixed income and 8% real estate.

        Allowable investment types include:

          Equities: Common stocks of large, medium, and small companies, which are predominantly US based and equity securities issued by companies domiciled outside the US.

          Fixed Income: Fixed income securities issued or guaranteed by the US government, and to a lesser extent by non-US governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the US by non-US banks and corporations (Yankee bonds). Up to 25% of the assets can be in debt securities that are below investment grade.

          Real Estate: Real estate investments consist of private partnerships, which invest in a variety of real estate opportunities, as well as core real estate funds that are well diversified by property type including office/commercial, multi-family, and retail.

        The overall expected long-term rate of return on assets assumption is based on the target asset allocation for Plan assets, capital markets forecasts for asset classes employed, and active management excess return expectations. The total return for bonds is based on an equilibrium yield assumed to be 6% for government bonds plus an additional 0.5% due to the exposure of corporate debt in an aggregate benchmark, for a total return of 6.5%. A 3% equity premium is added to the expected return of government bonds to arrive at the forecast for equity returns, both foreign and domestic. The expected return for real estate is based on the net income component of a broadly diversified portfolio of real estate properties. Equilibrium forecasts are used to reflect long-term expectations for the asset classes employed. To the extent asset classes are actively managed, an excess return premium is added.

The following table illustrates the calculation to arrive at the Expected Long Term Rate of Return Assumption of 9.0%.

Asset Class	Target Allocation	Long Term Expected Return	Portfolio Return
Equities	72%	9.0%	6.5%
Fixed Income	20%	6.5%	1.3%
Real Estate	8%	7.0%	0.6%

Sub-total			8.4%
Active Management			0.6%

Total			9.0%

        Historical returns for the Beckman Coulter pension assets have averaged 9%, well within the expected range and consistent with the Expected Long Term Rate of Return Assumption shown above.

Assumed Health Care Cost Trend Rates

        The assumed healthcare trend rate used in measuring the postretirement cost for 2004 is 6.1%, gradually declining to 5.0% by the year 2008 and remaining at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1.0% increase in assumed healthcare cost trend rates would increase the totals of the service and interest cost components for 2004 and the postretirement benefit obligation as of December 31, 2004 by $1.4 million and $13.3 million, respectively. A 1.0% decrease in assumed healthcare cost trend rates would decrease the total of the service and interest cost components for 2004 and the postretirement benefit obligation as of December 31, 2004 by $1.1 million and $12.0 million, respectively.

Defined Contribution Plan

        The Company has a defined contribution plan available to its domestic employees. Under the plan, eligible employees may contribute a portion of their compensation. Employer contributions are primarily based on a percentage of employee contributions and vest immediately. However, certain former Coulter employees are eligible for additional employer contributions based on age and salary levels, which become fully vested after five years of service. The Company contributed $17.6 million in 2004, $16.4 million in 2003 and $16.0 million in 2002 to the plan.

15.   Commitments and Contingencies

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

Lease Commitments

        The Company leases certain facilities, equipment and automobiles under operating lease arrangements. Certain of the leases provide for payment of taxes, insurance and other charges by the lessee. Rent expense was $84.7 million in 2004, $84.5 million in 2003 and $81.3 million in 2002.

        As of December 31, 2004, minimum annual rentals payable under non-cancelable operating leases aggregate $420.3 million, which is payable $61.0 million in 2005, $54.0 million in 2006, $46.1 million in 2007, $42.6 million in 2008, $38.7 million in 2009 and $177.9 million thereafter.

Other

        In addition to the sales of certain receivables discussed in Note 5 "Sale of Assets," the Company sells its instruments to a third-party financing company which then leases the instruments to an end user. Sales of instruments under this arrangement were approximately $110.2 million, $113.3 million and $85.4 million in 2004, 2003 and 2002, respectively. The agreement underlying these sales indicates the Company is responsible for up to 10% of end user customer payment defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities.

16.   Business Segment Information

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

	For the years ended December 31,
	2004	2003	2002
Net sales
Routine Chemistry	$698.4	$619.7	$579.0
Immunodiagnostics	501.8	423.7	382.9

Total Chemistry	1,200.2	1,043.4	961.9

Hematology	521.3	497.9	456.6

Total Clinical Diagnostics	1,721.5	1,541.3	1,418.5

Robotic Automation/Genetic Analysis	158.4	153.9	168.5
Centrifuge/Analytical Systems	287.0	275.3	276.4
Specialty Testing	241.4	222.0	196.0

Total Biomedical Research	686.8	651.2	640.9

Consolidated	$2,408.3	$2,192.5	$2,059.4

Operating income (loss)
Clinical diagnostics	$329.7	$309.0	$281.8
Biomedical research	118.9	110.4	86.8
Center	(114.9)	(89.9)	(145.1)

Consolidated	$333.7	$329.5	$223.5

Interest income
Clinical diagnostics	$(8.6)	$(6.1)	$(6.6)
Biomedical research	(0.1)	—	(0.1)
Center	(4.5)	(3.8)	(1.1)

Consolidated	$(13.2)	$(9.9)	$(7.8)

Interest expense
Clinical diagnostics	$—	$—	$0.2
Biomedical research	—	—	—
Center	36.2	40.2	45.5

Consolidated	$36.2	$40.2	$45.7

Sales to external customers
Americas
United States	$1,330.3	$1,229.0	$1,173.7
Canada and Latin America	148.4	124.3	125.0

	1,478.7	1,353.3	1,298.7
Europe	635.9	572.6	514.6
Asia	293.7	266.6	246.1

Consolidated	$2,408.3	$2,192.5	$2,059.4

	December 31, 2004	December 31, 2003
Long-lived assets
Americas
United States	$1,271.4	$1,202.0
Canada and Latin America	21.4	25.2

	1,292.8	1,227.2
Europe	190.6	141.5
Asia	32.0	28.3

Consolidated	$1,515.4	$1,397.0

Total assets
Clinical diagnostics	$1,691.2	$1,552.8
Biomedical research	620.1	570.4
Center	483.7	435.0

Consolidated	$2,795.0	$2,558.2

Goodwill
Clinical diagnostics	$334.6	$335.1
Biomedical research	57.5	53.7
Center	—	—

Consolidated	$392.1	$388.8

17.   Quarterly Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter(a)		Full Year
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Sales	$536.8	$467.3	$597.3	$551.8	$581.2	$534.8	$693.0	$638.6	$2,408.3	$2,192.5
Cost of sales	282.5	250.7	310.4	287.9	301.5	272.0	374.9	334.2	1,269.3	1,144.8

Gross profit	254.3	216.6	286.9	263.9	279.7	262.8	318.1	304.4	1,139.0	1,047.7

Selling, general and administrative	138.5	120.0	146.3	135.3	148.1	142.5	173.1	157.5	606.0	555.3
Research and development	48.1	45.5	46.6	47.4	51.5	46.5	53.8	54.9	200.0	194.3
Restructure charge	—	18.5	(0.4)	—	(0.3)	—	—	—	(0.7)	18.5
Litigation settlement and related expenses	—	(26.9)	—	—	—	—	—	(23.0)	—	(49.9)

Operating income	67.7	59.5	94.4	81.2	80.4	73.8	91.2	115.0	333.7	329.5

Non-operating expense	18.3	11.8	13.4	9.7	13.1	19.0	10.7	16.2	55.5	56.7

Earnings before income taxes	49.4	47.7	81.0	71.5	67.3	54.8	80.5	98.8	278.2	272.8
Income taxes	13.8	3.1	22.7	19.3	10.1	14.8	20.7	28.4	67.3	65.6

Net earnings	$35.6	$44.6	$58.3	$52.2	$57.2	$40.0	$59.8	$70.4	$210.9	$207.2

Basic earnings per share	$0.57	$0.73	$0.95	$0.86	$0.93	$0.65	$0.97	$1.14	$3.42	$3.38
Diluted earnings per share	$0.54	$0.70	$0.88	$0.82	$0.87	$0.62	$0.91	$1.07	$3.21	$3.21
Dividends per share	$0.11	$0.09	$0.11	$0.09	$0.13	$0.11	$0.13	$0.11	$0.48	$0.40
Stock price—High	$55.18	$34.03	$61.48	$42.03	$61.20	$46.98	$67.70	$51.31	$67.70	$51.31
Stock price—Low	$49.99	$28.50	$54.54	$33.87	$52.21	$40.60	$54.35	$46.38	$49.99	$28.50

(a)
In the fourth quarter of each year the Company records an accrual for its non-discretionary performance-based compensation plans as final performance against plan targets becomes known. Additionally, the Company charges an estimate of the cost of certain employee benefits to expense in each quarter of the year, and in the fourth quarter of each year, when these final costs are known, adjusts this accrual if necessary. Accordingly, in the fourth quarter of 2004, the Company recorded a charge of $15.8 million, for performance-based compensation and in the fourth quarter of 2003 recorded a charge of 18.7 million, net for performance based compensation and employee benefits.

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

        As of December 31, 2004, the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

        The Company's management also is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As part of that process, as of December 31, 2004, the end of the fiscal year covered by this report, the Company carried out an evaluation of its internal controls. The evaluation was conducted following the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (1992). The assessment did not identify any material weaknesses in the Company's internal controls over financial reporting and concluded that the Company's internal controls over financial reporting were effective. The registered public accounting firm that audited the Company's financial statements contained in this annual report has issued an attestation report on management's assessment of the Company's internal control over financial reporting. There has been no change in the Company's internal controls over financial reporting during the company's most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART III

Item 10. Directors and Officers of the Registrant

        Directors—the information with respect to directors required by this Item is incorporated herein by reference to those parts of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 7, 2005 entitled "ELECTION OF DIRECTORS" and "ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS."

        Executive Officers—The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11. Executive Compensation

        The information with respect to executive compensation required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 7, 2005 entitled "EXECUTIVE COMPENSATION", excluding those sections entitled "ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "PERFORMANCE GRAPH".

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information with respect to security ownership required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 7, 2005 entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

Item 13. Certain Relationships and Related Transactions

        The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 7, 2005 entitled "ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS, Compensation Committee Interlocks and Insider Participation."

Item 14. Principal Accounting Fees and Services

        The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter's Proxy Statement for the Annual Meeting of Stockholders to be held April 7, 2005 entitled "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

PART IV

Item 15. Exhibits and Financial Statement Schedules

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
*10.65
2003 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2003, File No. 001-10109).
*10.66
2004 Executive Annual Incentive Plan ("AIP") (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-10109).

10.67
Beckman Coulter, Inc. Benefit Equity Trust Agreement, Dated as of October 5, 2004 (incorporated by reference to Exhibit 10.1 of Beckman Coulter's Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2004, File No. 001-10109).
11.
Statement regarding computation of per share earnings (incorporated by reference to the discussions of "Earnings Per Share" located in Note 12 of the Consolidated Financial Statements for the year ended December 31, 2001 included in Item 8 of this report).
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

BECKMAN COULTER, INC.

Date: February 3, 2005	By:	/s/ JOHN P. WAREHAM John P. Wareham Chairman of the Board and Chief Executive Officer

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

Signature	Title	Date

/s/ JOHN P. WAREHAM John P. Wareham	Chairman of the Board and Chief Executive Officer	February 3, 2005
/s/ JAMES T. GLOVER James T. Glover	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 3, 2005
/s/ SCOTT GARRETT Scott Garrett	President, Chief Operating Officer	February 3, 2005
/s/ HUGH K. COBLE Hugh K. Coble	Director	February 3, 2005

/s/ PETER B. DERVAN, PH.D. Peter B. Dervan, Ph.D.	Director	February 3, 2005
/s/ RONALD W. DOLLENS Ronald W. Dollens	Director	February 3, 2005
/s/ KEVIN M. FARR Kevin M. Farr	Director	February 3, 2005
/s/ CHARLES A. HAGGERTY Charles A. Haggerty	Director	February 3, 2005
/s/ VAN B. HONEYCUTT Van B. Honeycutt	Director	February 3, 2005
/s/ WILLIAM N. KELLEY, M.D. William N. Kelley, M.D.	Director	February 3, 2005
/s/ RISA J. LAVIZZA-MOUREY, M.D. Risa J. Lavizzo-Mourey, M.D.	Director	February 3, 2005
/s/ GLENN S. SCHAFER Glenn S. Schafer	Director	February 3, 2005
/s/ BETTY WOODS Betty Woods	Director	February 3, 2005

INDEX TO EXHIBITS

Exhibit Number	Exhibit
21	Subsidiaries
23	Consent of KPMG LLP
31	Rule 13a-14(a)/15d-14(a) Certifications
32.	Section 1350 Certifications
99.1	II. Valuation and Qualifying Accounts

QuickLinks

PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for the Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Financial Data —Dollars in millions
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Consolidated Balance Sheets (in millions, except amounts per share)
Consolidated Statements of Operations (in millions, except amounts per share)
Consolidated Statements of Stockholders' Equity and Comprehensive Income (in millions, except amounts per share)
Consolidated Statements of Cash Flows (in millions)
Notes to Consolidated Financial Statements (tabular dollar amounts in millions, except amounts per share)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors and Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
INDEX TO EXHIBITS