Form 10-Q
period 2005-03-31
BECKMAN COULTER INC
filed 2005-05-09
CIK 840467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of outstanding shares of the registrant’s common stock as of April 29, 2005 was 61,838,694 shares.

Part I.   Financial Information

Item 1.                        Financial Statements

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$105.2	$67.9
Trade and other receivables, net	579.0	653.5
Inventories	490.2	463.2
Other current assets	106.8	95.0
Total current assets	1,281.2	1,279.6
Property, plant and equipment, net	448.5	443.8
Goodwill	382.0	392.1
Other intangibles, net	321.4	321.1
Other assets	355.4	358.4
Total assets	$2,788.5	$2,795.0
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$43.6	$47.7
Accounts payable, accrued expenses and other liabilities	495.3	502.7
Income taxes payable	52.4	62.9
Total current liabilities	591.3	613.3
Long-term debt, less current maturities	605.8	611.7
Deferred income taxes	173.1	175.6
Other liabilities	297.5	300.1
Total liabilities	1,667.7	1,700.7
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 66.9 and 66.8 at March 31, 2005 and December 31, 2004, respectively; shares outstanding 61.9 and 61.6 at March 31, 2005 and December 31, 2004, respectively	6.7	6.7
Additional paid-in capital	419.6	414.7
Retained earnings	850.2	820.8
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	73.9	81.0
Derivatives qualifying as hedges	(4.7)	(9.4)
Minimum pension liability adjustment	(3.2)	(3.2)
Treasury stock, at cost: 4.7 and 4.9 common shares at March 31, 2005 and December 31, 2004, respectively	(220.0)	(214.4)
Unearned compensation	(1.7)	(1.9)
Common stock held in grantor trust, at cost: 0.3 common shares at March 31, 2005 and December 31, 2004	(15.6)	(15.4)
Grantor trust liability	15.6	15.4
Total stockholders’ equity	1,120.8	1,094.3
Total liabilities and stockholders’ equity	$2,788.5	$2,795.0

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except amounts per share and share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Sales	$576.1	$536.8
Cost of sales	303.1	282.5
Gross profit	273.0	254.3
Operating costs and expenses:
Selling, general and administrative	149.2	138.5
Research and development	48.0	48.1
Total operating costs and expenses	197.2	186.6
Operating income	75.8	67.7
Non-operating (income) and expenses:
Interest income	(4.1)	(2.8)
Interest expense	10.2	9.3
Other, net	12.1	11.8
Total non-operating expenses	18.2	18.3
Earnings before income taxes	57.6	49.4
Income taxes	16.2	13.8
Net income	$41.4	$35.6
Basic earnings per share	$0.67	$0.57
Diluted earnings per share	$0.62	$0.54
Weighted average number of shares outstanding (in thousands):
Basic	62,156	62,078
Diluted	66,501	66,063
Dividends paid per share	$0.14	$0.11

See accompanying notes to condensed consolidated financial statements

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net cash provided by operating activities	$100.2	$48.6
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(38.4)	(29.2)
Payments for business acquisitions and technology licenses	(4.0)	(3.5)
Net cash used in investing activities	(42.4)	(32.7)
Cash Flows from Financing Activities:
Dividends to stockholders	(8.9)	(7.3)
Proceeds from issuance of stock	28.5	20.9
Repurchase of common stock as treasury stock	(34.7)	(54.6)
Repurchase of common stock held in grantor trust	(0.2)	(0.7)
Notes payable reductions, net	(2.0)	(3.1)
Long-term debt reductions	(1.9)	(1.6)
Debt acquisition costs	(0.6)	—
Net cash used in financing activities	(19.8)	(46.4)
Effect of exchange rates on cash and equivalents	(0.7)	4.9
Increase (decrease) in cash and equivalents	37.3	(25.6)
Cash and equivalents—beginning of period	67.9	74.6
Cash and equivalents—end of period	$105.2	$49.0

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   Basis of Presentation and Accounting Policies

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

The financial statements include all normal and recurring adjustments that the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company’s results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Revenues, expenses, assets and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

Prior to 2005, certain Company subsidiaries outside of the United States (except Canada) had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one-month reporting lag was eliminated as of the beginning of 2005 for these international subsidiaries as it was no longer required in order to achieve a timely consolidation. Revenues for these non-U.S subsidiaries were $43.2 million for the month of December 2004. The December 2004 net loss of $3.1 million for these entities, which was historically reported in the first quarter of the new year, was recorded as an adjustment to retained earnings on January 1, 2005.

Income Taxes

At the end of each interim reporting period an estimate is made of the effective tax rate expected to be applicable for the full year. The rate determined is used to provide for income taxes on a year-to-date basis and the tax effect of any significant unusual items is reflected in the period in which they occur.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” Pursuant to APB No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized no compensation expense on its stock option plans. The Company also does not recognize compensation expense on stock issued to employees under its stock purchase plan. Compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed by the employee. As reported in Note 2 “Recent Accounting Developments,” SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and will be adopted in the first quarter of 2006. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied for all outstanding and unvested awards each year (in millions, except amounts per share):

	Three months ended March 31,
	2005	2004
Net earnings as reported	$41.4	$35.6
Stock-based employee compensation expense included in reported net earnings, net of tax	0.2	0.3
Pro forma compensation expense, net of tax	(10.7)	(4.0)
Pro forma net earnings	$30.9	$31.9
Earnings per share:
Basic—as reported	$0.67	$0.57
Basic—pro forma	$0.50	$0.51
Diluted—as reported	$0.62	$0.54
Diluted—pro forma	$0.46	$0.48

2.   Recent Accounting Developments

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 in the fiscal year beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. This Statement revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and will be adopted in the first quarter of 2006. See Note 1 “Basis of Presentation and Accounting Policies,” for the effect on net income and earnings per share as if the fair value based method provided by SFAS No. 123 had been applied.

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

Hedge ineffectiveness associated with the Company’s cash flow hedges was immaterial and no cash flow or fair value hedges were discontinued in the three months ended March 31, 2005 and 2004.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)/expense upon the recognition of the hedged transaction. The Company estimates that substantially all of the $7.9 million unrealized loss ($4.7 million after tax) included in other comprehensive income at March 31, 2005 will be reclassified to other non-operating (income)/expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at March 31, 2005 which settle as late as March 2006.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

Pursuant to a reverse interest rate swap agreement associated with the Company’s $235.0 million Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7% and pays a floating interest rate based on the LIBOR (2.8 % at March 31, 2005). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At March 31, 2005 the fair value of the remaining reverse interest rate swaps, with a notional amount of $140.0 million, associated with the Senior Notes due 2011 was $7.7 million and is included in other long-term assets. An offsetting $7.7 million credit is included in long-term debt as a fair value adjustment.

In March 1998, the Company entered into reverse interest rate swap contracts totaling $240.0 million associated with the issuance of the $240.0 million 1998 Senior Notes. In April 2002, the Company terminated these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that is being amortized over the remaining original term of the swap agreement through March 2008.

In April 2002, the Company entered into reverse interest rate swap contracts totaling $235.0 million associated with the $235.0 million Senior Notes due 2011. In September 2004, the Company terminated $95.0 million of these reverse interest rate swap contracts, resulting in a deferred gain of $9.5 million. This amount is being amortized over the remaining term of the Senior Notes through November 2011.

4.   Comprehensive Income

The reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Net earnings	$41.4	$35.6
Foreign currency translation adjustment	(7.1)	19.5
Derivatives qualifying as hedges:
Net derivative gains, net of income taxes of $1.5 and zero for the three months ended March 31, 2005 and 2004, respectively	2.1	0.1
Reclassifications to non-operating income, net of income taxes of $1.7 and $4.9 for the three months ended March 31, 2005 and 2004, respectively	2.6	7.3
	4.7	7.4
Comprehensive income	$39.0	$62.5

5.   Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended March 31,
	2005			2004
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$41.4	62.156	$0.67	$35.6	62.078	$0.57
Effect of dilutive stock options	—	4.345	(0.05)	—	3.985	(0.03)
Diluted EPS:
Net earnings	$41.4	66.501	$0.62	$35.6	66.063	$0.54

For the quarters ended March 31, 2004 and 2005, all outstanding stock options were included in the diluted EPS calculation because none were antidilutive.

6.   Sale of Assets

During the three months ended March 31, 2005 and 2004, the Company sold certain receivables (“Receivables”). The net book value of financial assets sold during the three months ended March 31, 2005 and 2004 was $27.4 million and $20.0 million, respectively, for which the Company received approximately $27.7 million and $19.8 million, respectively, in cash proceeds. Substantially all of these sales took place in Japan. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

The agreements underlying the Receivable sales in the United States contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S. the Company services the sold Receivables whereby it continues collecting payments from the end user customer on behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the estimated life of the service period. At March 31, 2005 and December 31, 2004, there was $1.0 million of deferred service fees included in accrued expenses on the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2005 and 2004, there was $0.1 million of deferred service fees amortized to income.

7.   Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	March 31, 2005	December 31, 2004
Finished products	$324.4	$315.9
Raw materials, parts and assemblies	140.4	123.6
Work in process	25.4	23.7
	$490.2	$463.2

Changes in the product warranty obligation for the three months ended March 31, 2005 were as follows (in millions):

Balance as of December 31, 2004	$15.5
New warranties expense	14.7
Payments	(15.9)
Balance as of March 31, 2005	$14.3

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses.

8.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2005 were as follows (in millions):

	Clinical Diagnostics	Biomedical Research	Total
Goodwill, December 31, 2004	$334.6	$57.5	$392.1
Settlements of Coulter pre-acquisition tax contingencies	(10.0)	—	(10.0)
Currency translation adjustment	—	(0.1)	(0.1)
Goodwill, March 31, 2005	$324.6	$57.4	$382.0

Other intangible assets consisted of the following (in millions):

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$59.2	$(23.6)	$35.6	$59.2	$(22.6)	$36.6
Customer contracts	167.1	(48.9)	118.2	167.1	(47.2)	119.9
Other	47.6	(20.1)	27.5	43.6	(19.1)	24.5
	273.9	(92.6)	181.3	269.9	(88.9)	181.0
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6
	$414.0	$(92.6)	$321.4	$410.0	$(88.9)	$321.1

Recorded intangible asset amortization expense for the three months ended March 31, 2005 and 2004 was $3.7 million and $3.3 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is $14.2 million, $14.1 million, $13.2 million, $12.7 million and $11.9 million, respectively.

9.   Retirement Benefits

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

The following table lists the components of the net periodic benefit cost (in millions):

	Pension Plans		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Service cost	$7.1	$5.5	$0.4	$0.8
Interest cost	11.5	10.9	1.1	1.9
Expected return on plan assets	(15.6)	(12.2)	—	—
Amortization of prior service costs	0.4	0.7	(1.2)	(1.2)
Amortization of actuarial loss	3.1	1.4	(0.3)	0.6
Net periodic benefit cost	$6.5	$6.3	$—	$2.1

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

In addition to the sales of certain receivables discussed in Note 6 “Sale of Assets,” the Company sells its instruments to a third-party financing company who then leases the instruments to an end user. Sales of instruments under this arrangement were approximately $22.1 million and $20.3 million during the quarters ended March 31, 2005 and 2004, respectively. The agreement underlying these sales indicates that the Company is responsible for up to 10% of end user customer defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities.

11.   Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Based on the evaluation of financial information by the Company’s Chief Executive Officer, who is also the Company’s chief operating decision maker, the Company has two reportable segments which are Clinical Diagnostics and Biomedical Research. The Clinical Diagnostics segment encompasses the detection and monitoring of disease by means of laboratory evaluation and analysis of bodily fluids, cells and other substances from patients. The Biomedical Research segment focuses on customers doing research in university and medical school laboratories, research institutes, government laboratories and biotechnology and pharmaceutical companies. All corporate and centralized activities, including financing transactions, are captured in a central shared services “Center”, which is reflected in the tables below. The Company evaluates performance based on profit or loss from operations. Reportable segments are managed separately, since each business requires different marketing activities, technologies and products.

	Three Months Ended March 31,
	2005	2004
	(in millions)
Net sales:
Clinical Diagnostics	$417.4	$389.7
Biomedical Research	158.7	147.1
Center	—	—
Consolidated	$576.1	$536.8
Operating income:
Clinical Diagnostics	$78.6	$70.9
Biomedical Research	22.8	16.8
Center	(25.6)	(20.0)
Consolidated	$75.8	$67.7
Interest income:
Clinical Diagnostics	$(2.5)	$(1.7)
Biomedical Research	—	—
Center	(1.6)	(1.1)
Consolidated	$(4.1)	$(2.8)
Interest expense:
Clinical Diagnostics	$—	$—
Biomedical Research	—	—
Center	10.2	9.3
Consolidated	$10.2	$9.3
Sales to external customers:
Americas
United States	$290.2	$307.5
Canada and Latin America	39.5	36.6
	329.7	344.1
Europe	177.3	135.8
Asia	69.1	56.9
Consolidated	$576.1	$536.8

	March 31, 2005	December 31, 2004
Long-lived assets:
Americas
United States	$1,259.9	$1,271.4
Canada and Latin America	20.6	21.4
	1,280.5	1,292.8
Europe	196.0	190.6
Asia	30.8	32.0
Consolidated	$1,507.3	$1,515.4
Total assets:
Clinical Diagnostics	$1,655.7	$1,691.2
Biomedical Research	606.2	620.1
Center	526.6	483.7
Consolidated	$2,788.5	$2,795.0

12.   Subsequent Events

On April 27, 2005, the Company announced plans to acquire Agencourt Bioscience Corporation of Beverly, Massachusetts, a leading provider of genomic services and nucleic acid purification products in the biomedical research market. Terms of the agreement include a payment at closing of $100 million and up to $40 million of contingent payments through 2007. The acquisition is targeted to close near the end of May 2005.

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

Our products compete in the Clinical Diagnostics and Biomedical Research markets. Clinical Diagnostics and Biomedical Research generated approximately 71% and 29% of 2004 revenues, respectively. Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our Clinical Diagnostic instruments are typically leased to customers under either operating-type lease (“OTL”) or sales-type lease (“STL”) arrangements while our Biomedical Research products are typically cash sales. Approximately 64% of our 2004 revenues came from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in more than 130 countries, with approximately 45% of revenues in 2004 coming from sales outside the United States. Our strategy is to expand our market share as a leading provider of laboratory systems by the continued rollout of new products, enhancements of our current product offerings, and entries into new and growing market segments.

The Clinical Diagnostics market has recently enjoyed modest growth as diagnostic test volumes continue to increase as a result of factors such as an aging population, increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer) and greater acceptance of Western medicine in emerging countries. In Clinical Diagnostics, our customers are faced with increasing volumes of testing and a shrinking skilled labor pool while under constant pressure to contain costs. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. Products such as the UniCel® DxI800 Access® immunoassay systems, introduced in 2004, the recently introduced UniCel® DxC 600 and 800 SYNCHRON® clinical systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. Over the past two years, we have introduced twelve new assays for use on the UniCel® and Access® systems, including tests for pancreatic and breast cancer. We have also signed four assay development agreements, one of which resulted in the introduction of a test for BNP (B-type natriuretic peptide), which is an indicator of congestive heart failure. In 2004, we signed a licensing agreement for iNOS (inducible nitric oxide) a new marker in blood that we plan to develop into a test to be used in the detection and management of patients at risk for developing sepsis, a potentially deadly medical condition. In hematology, we continue to automate more of the testing process with recently introduced platforms to serve high-volume hospital labs and small- to mid-sized labs.

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

On April 27, 2005, the Company announced plans to acquire Agencourt Bioscience Corporation of Beverly, Massachusetts, a leading provider of genomic services and nucleic acid purification products in the biomedical research market. Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology provides state-of-the-art results for the isolation and purification of RNA and DNA. We plan to use SPRI in automated sample preparation systems for biomedical research and molecular testing. In addition to the SPRI technology, the acquisition brings talented scientists and a services business that will give the Company a real-time window into evolving customer needs.

Our after-market sales of chemistry kits, supplies and service allow us to generate substantial operating cash flow. We continue to use this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development and business and technology acquisitions. Additionally, during 2004 and in the first quarter of 2005, we have used our operating cash flow to repurchase shares of our common stock and pay regular quarterly dividends. We plan to increase our quarterly dividend to a 15-20% payout ratio over time.

In order to continue to grow the Company, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies, acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. We believe that our strong cash flow will enable us to continue to fund these activities. Additionally, we are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets such as economic weakness, pressure on healthcare spending, constrained government research funding and our ability to obtain regulatory approvals for new products. We believe we are addressing these risks by providing our customers automated and cost effective solutions. A large number of our products require marketing authorizations from the U.S. Food & Drug Administration (“FDA”) and similar agencies in other countries. We believe that we have effective quality and compliance programs in place and have been successful in obtaining the necessary clearances for our new products from the FDA and other similar agencies.

Results of Operations

Revenues

The following provides key product and geographical sales information (dollar amounts in millions):

	March 31, 2005	March 31, 2004	Reported Growth %	Constant Currency Growth %*
Routine Chemistry	$162.1	$156.2	3.8	1.7
Immunodiagnostics	127.8	108.5	17.8	14.8
Hematology	127.5	125.0	2.0	(0.1)
Total Clinical Diagnostics	417.4	389.7	7.1	4.8
Robotic Automation/Genetic Analysis	32.7	31.3	4.5	1.3
Centrifuge/Analytical Systems	66.7	62.2	7.2	4.2
Total Specialty Testing	59.3	53.6	10.6	6.7
Total Biomedical Research	158.7	147.1	7.9	4.5
Total	$576.1	$536.8	7.3	4.7
Americas
United States	290.2	307.5	(5.6)	(5.6)
Canada and Latin America	39.5	36.6	7.9	3.0
	329.7	344.1	(4.2)	(4.7)
Europe	177.3	135.8	30.6	22.6
Asia	69.1	56.9	21.4	19.0
Total	$576.1	$536.8	7.3	4.7

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

The sales growth of 7.3% in the first quarter of 2005 was primarily due to increased sales in both of the Company’s divisions, Clinical Diagnostics and Biomedical Research. The strengthening of foreign currencies, primarily the Euro and Yen, versus the U.S. dollar, also contributed to the Company’s reported growth rates, adding 2.6% for the quarter.

Growth in Clinical Diagnostics of 7.1% for the quarter ended March 31, 2005 was driven by strength in Immunodiagnostics. Routine Chemistry sales grew 3.8% primarily as a result of increased sales of the SYNCHRON LX®i 725 and the initial launch of the UniCel® DxC 600 and 800 systems, partially offset by lower sales in Lab Automation. Sales in the first quarter of 2004 were extremely strong in Routine Chemistry due to large numbers of orders for Lab Automation products and significant sales to government funded institutions resulting in some difficult comparisons in the first quarter of 2005. Lab Automation is a key focal point for the Company and our overall strategy as our customers continue to focus on efficiency and cost savings that can be provided by increased automation. However, sales in this product area take a considerable amount of time and effort to consummate and are therefore subject to significant quarter to quarter volatility. Immunodiagnostics sales grew 17.8% for the quarter as a result of the continuing solid pace of placements of the UniCel®DxI 800 Access® immunoassay system and related test kits. Hematology sales growth was 2.0% for the quarter as our comparisons in this product area are also against a very strong first quarter of 2004, which was the result of the launch of the COULTER® LH 500.

Biomedical Research sales grew 7.9% in the quarter ended March 31, 2005 as the biomedical research and biotechnology markets outside the U.S. continue to recover. Growth in Biomedical Research was primarily a result of strong sales of specialty testing products. Specialty Testing grew 10.6% in the first quarter of 2005, as a result of increased sales of the FC 500 and Vi-Cell® series of flow cytometers and related reagents. Also contributing to the growth in Biomedical Research were sales of ultra and high performance bench top centrifuges which enabled the Centrifuge/Analytical Systems product area to grow 7.2%.

Geographically, sales in the Americas were down 4.2% in the first quarter of 2005 (4.7% in constant currency) due to a weak market for biomedical research products and the fact that we came up against especially strong quarterly results for Hematology and Routine Chemistry products in the first quarter of 2004. Sales in Europe were up 30.6% and 22.6% in constant currency led by solid sales in all product areas as several of our newer products continue to gain acceptance and the European marketplace continues to strengthen. Sales in Asia were up 21.4% and 19.0% in constant currency also as a result of solid sales in all product areas as demand for our products in China and South East Asia continue to grow. Revenue growth rates in Europe and Asia were unseasonably high during the first quarter of 2005 due to a number of large orders in several product areas. However, we expect the revenue growth rates in these two regions to be lower throughout the remainder of 2005.

Operating Expenses

Gross profit as a percentage of sales (“gross margin”) was 47.4% for the quarter ended March 31, 2005, consistent with gross margin for the quarter ended March 31, 2004. Gross margin was impacted by the following:

•       Improved manufacturing costs favorably impacted gross margin by 0.6 percentage points; and

•       foreign currency exchange rates favorably impacted gross margin by 0.6 percentage points; these were offset by

•       unfavorable geographic mix as sales in our international regions, which are generally less profitable, were particularly strong in the first quarter of 2005.

Selling, general and administrative (“SG&A”) expenses increased $10.7 million to $149.2 million or 25.9% of sales for the quarter ended March 31, 2005 from $138.5 million or 25.8% of sales in the prior year. The dollar increase in SG&A spending was a result of a weaker U.S. dollar and the Company’s increased investments in selling and marketing activities related to our Chemistry, Immunoassay and other new product offerings.

Research and development (“R&D”) expenses decreased $0.1 million to $48.0 million for the quarter ended March 31, 2005 from $48.1 million in the quarter ended March 31, 2004. R&D as a percentage of sales was 8.3% and 9.0% in the quarter ended March 31, 2005 and 2004, respectively. The decrease in R&D spending and R&D as a percentage of sales are due primarily to the timing of certain projects, an increase in the use of strategic product development relationships and the impact of a weaker U.S. dollar on revenue. The strengthening of certain foreign currencies did not impact R&D expense, as substantially all R&D efforts are in the U.S., resulting in a decrease in R&D as a percentage of sales.

As indicated in Note 11 “Business Segment Information,” of the Condensed Consolidated Financial Statements, all corporate activities are captured in a central service “Center,” including costs incurred at the corporate level which significantly benefit the operations of each segment. Because these segment related costs remain in the “Center,” a discussion of our operating profit by segment is not meaningful.

Non Operating Income and Expenses

Interest income includes income from STL receivables. Interest income increased $1.3 million to $4.1 million in the quarter ended March 31, 2005 from $2.8 million in the first quarter of 2004, due primarily to retention of more STL receivables.

Interest expense increased $0.9 million to $10.2 million in the quarter ended March 31, 2005 from $9.3 million in the quarter ended March 31, 2004 due primarily to higher interest rates on our variable debt.

Other non-operating (income) and expense was $12.1 million and $11.8 million for the three months ended March 31, 2005 and 2004, respectively, and was comprised primarily of foreign exchange related expenses as the weak U.S. dollar and the volatility of the South African Rand drove up currency related costs. See Note 3 “Derivatives” of the Condensed Consolidated Financial Statements for more information.

Income Taxes

At the end of each interim reporting period an estimate is made of the effective tax rate expected to be applicable for the full year. The rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any significant unusual items is reflected in the period in which they occur. The income tax rate, as a percentage of pre-tax income, was 28.1% for the first quarter of 2005, consistent with 27.9% for the first quarter of 2004. This effective tax rate was favorably impacted by several items including (a) the projected geographic mix of income and the utilization of various tax credits and (b) the final settlement of the remaining segments of the Internal Revenue Service audit of the Company for tax years 1998 through 2002. We expect our projected effective tax rate for the full year of 2005 to remain consistent but it could be impacted, either favorably or negatively, by a number of factors including, but not limited to, enactment of new tax laws, new interpretations of existing tax laws, tax rulings by, and tax audit settlements with, taxing authorities, our generation of tax credits and the statutory tax rates in countries in which our worldwide profits are earned.

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

Our business model, in particular sales from after-market kits, supplies and service, allows us to generate substantial operating cash flows. We anticipate our operating cash flows will continue to satisfy our working capital requirements without the need for additional indebtedness. Additionally, we currently do not have plans to significantly reduce our long-term debt levels in the next twelve months due to the long-term maturities of our Senior Notes. This flexibility allows us to invest in areas that will help meet our strategic objectives. During the next twelve months, we anticipate using our operating cash flows:

•       To facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements.

•       To retain more of our leases of customer placed equipment.

•       To continue to repurchase shares of our common stock. In 2004, we completed the repurchase of the 5.0 million shares that were previously authorized by our Board of Directors in 2002. In January 2005, our Company’s Board of Directors approved a plan authorizing the repurchase of up to 2.5 million shares of our common stock through 2006. During the first quarter of 2005, 0.5 million shares were repurchased for $34.7 million. A portion of these shares were purchased under a Rule 10b5-1 trading plan covering the first quarter. The Company intends to create these trading plans from time to time as appropriate.

•       To raise and maintain our quarterly dividend to our historical 15-20% annual payout ratio over time. Our dividend paid in the first quarter was $0.14 cents per share. In April 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share, payable on June 2, 2005 to stockholders of record on May 13, 2005. This dividend represents the 64th consecutive quarterly payout in the Company’s history.

Cash flows provided by operating activities were $100.2 million in the first quarter of 2005 as compared to $48.6 million in the first quarter of 2004. The major contributors to this improvement in operating cash flows were the following:

•       A $5.8 million increase in net earnings from $35.6 million in the first quarter of 2004 to $41.4 million in the first quarter of 2005.

•       Increased cash collections during the first quarter of 2005 as compared to the first quarter of 2004, resulting in an improvement in the Company’s days’ sales outstanding.

•       An overall decrease in cash outflows from accounts payable and accrued expenses due to differences in the timing of payments as a result of the Company’s efforts to improve its cash management.

Investing activities used cash of $42.4 million and $32.7 million in the first quarter of 2005 and 2004, respectively. Capital expenditures increased $9.2 million from $29.2 million during the first quarter of 2004 to $38.4 million during the first quarter of 2005 due primarily to an increase in fixed assets for customer operating type leases and our continued implementation of our global ERP system.

Financing activities used cash of $19.8 million in the first quarter of 2005 versus $46.4 million in 2004. The net decrease in cash outflows in 2005 is primarily due to a decrease of $19.9 million in the amount of common stock purchased for treasury from $54.6 million during the first quarter of 2004 to $34.7 million during the first quarter of 2005. Additionally, cash proceeds from the issuance of stock under certain employee stock-based benefit plans increased to $28.5 million during the first quarter of 2005 from $20.9 million during the first quarter of 2004. In March 2005, we paid a quarterly cash dividend of $0.14 per share of common stock or $8.9 million, up from $0.11 per share or $7.3 million paid in the first quarter of 2004.

On April 27, 2005, the Company announced plans to acquire Agencourt Bioscience Corporation of Beverly, Massachusetts, a leading provider of genomic services and nucleic acid purification products in the biomedical research market. Terms of the agreement include a payment at closing of $100 million and up to $40 million of contingent payments through 2007. The acquisition is targeted to close near the end of May 2005 and is expected to be financed by available cash and possibly borrowings under the Company’s Credit Facility (see below).

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management, Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through

March 31, 2005, we have capitalized $126.4 million of costs associated with this ERP system, which includes $44.5 million of capitalized internal labor costs. Based on our geographic rollout strategy, as of March 31, 2005, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. In 2003, we revised the originally scheduled deployment dates of certain systems and we expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2006. External costs are expected to approximate those originally anticipated while internal costs, consisting primarily of internal labor, are expected to increase as a result of the revised schedule. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. This agreement amended the Company’s then-existing $400 million unsecured Credit Facility (which was due to expire in July 2005) to now provide the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each Lender’s Commitment. No amounts were drawn on the $300 million revolving line of credit or the $400 million Credit Facility at March 31, 2005 and December 31, 2004, respectively.

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

At March 31, 2005, there have been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 35 to 39 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management believes that at March 31, 2005, there has been no material change to this information.

Recent Accounting Developments

See Note 2 of the Condensed Consolidated Financial Statements for information regarding recent accounting developments.

Forward-Looking Statements

This annual report contains forward-looking statements, including statements regarding, among other items:

•       anticipated sales growth;

•       the schedule for completion of our ERP program;

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

•       loss of market share in the Clinical Diagnostics and Biomedical Research market;

•       the effects of potential healthcare reform;

•       unanticipated reductions in cash flows and difficulty in sales of assets; and

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The U.S. Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their Form 10-K filings. Several alternatives, all with some limitations, have been offered. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•       it is based on a single point in time; and

•       it does not include the effects of other complex market reactions that would arise from the changes modeled.

Although the results of the analysis may be useful as a benchmark, they should not be viewed as forecasts.

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of March 31, 2005 and December 31, 2004, the notional amounts of all derivative foreign exchange contracts were $415.1 and $397.8 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of March 31, 2005 and December 31, 2004 was $0.1 million and ($5.3) million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $18.8 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $12.9 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at March 31, 2005 were not materially different than those at December 31, 2004.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $1.3 million based on the amount of variable rate debt outstanding at March 31, 2005. This analysis includes the effect of our reverse interest rate swap derivatives, which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

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

As of March 31, 2005, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of	Maximum Number
	Total		Shares Purchased as	of Shares that May
	Number		Part of Publicly	Yet Be Purchased
	of Shares	Average Price	Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or programs	Programs
January 1 through 31, 2005	7,358	$68.10	—	2,500,000
February 1 through 28, 2005	357,600	$67.99	357,600	2,142,400
March 1 through 31, 2005	151,300	$68.97	151,300	1,991,100
Total	516,258	$68.28	508,900	1,991,100

508,900 of the shares above were repurchased pursuant to the stock repurchase plan authorized by the Company’s Board of Directors in January 2005, whereby the Company is authorized to repurchase up to 2.5 million shares of its Common Stock through 2006.

7,358 of the shares above were repurchased pursuant to the Company’s restricted stock plan whereby upon vesting of the restricted shares the Company was reimbursed, in the form of Company common stock, for the payment of taxes on the employees’ behalf.

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the Stockholders of the Company (the “Annual Meeting”) was held on April 7, 2005. Two proposals were presented to the shareholders at the meeting.

Proposal 1—Election of Directors

Four members of the Board of Directors whose terms expired at the 2005 Annual Meeting were elected to new terms expiring at the 2008 Annual Meeting. The number of shares voting were as follows:

	Votes For	Votes Withheld
Hugh K. Coble	52,824,590	3,055,464
Kevin M. Farr, CPA	55,378,163	501,891
Van B. Honeycutt	53,552,974	2,327,080
Betty Woods	53,679,725	2,200,329

The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are:

Term Expiring in 2006: Peter B. Dervan, Ph.D., Scott Garrett, Risa J. Lavizzo-Mourey, M.D., Glenn S. Schafer

Term Expiring in 2007: Ronald W. Dollens, Charles A. Haggerty, William N. Kelley, M.D.

On April 8, 2005, Ronald W. Dollens announced his resignation from the Company’s Board of Directors because of increased demands on his time from other obligations.

Proposal 2—Approval of Amendment to the Company’s Fifth Restated Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock

Votes For	Votes Withheld	Abstain
47,486,331	8,222,206	171,447

Item 6.        Exhibits

2.1	Agreement and Plan of Merger dated as of April 22, 2005 by and among Beckman Coulter, Inc., BCI New Co., Inc., and Agencourt Bioscience Corporation.
15	Independent Accountants’ Review Report, May 3, 2005
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)
Date: May 3, 2005	By	/s/ SCOTT GARRETT
Scott Garrett
Chief Executive Officer
Date: May 3, 2005	By	/s/ JAMES T. GLOVER
James T. Glover
Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated as of April 22, 2005 by and among Beckman Coulter, Inc., BCI New Co., Inc., and Agencourt Bioscience Corporation.
15	Independent Accountants’ Review Report, May 3, 2005
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications