Form 10-Q
period 2005-06-30
BECKMAN COULTER INC
filed 2005-08-09
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of outstanding shares of the registrant’s common stock as of July 29, 2005 was 61,984,476 shares.

Part I.   Financial Information

Item 1.                        Financial Statements

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$46.7	$67.9
Trade and other receivables, net	579.6	653.5
Inventories	489.5	463.2
Other current assets	108.3	95.0
Total current assets	1,224.1	1,279.6
Property, plant and equipment, net	461.6	443.8
Goodwill	470.7	392.1
Other intangibles, net	318.7	321.1
Other assets	376.3	358.4
Total assets	$2,851.4	$2,795.0
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$39.7	$47.7
Accounts payable, accrued expenses and other liabilities	467.8	502.7
Income taxes payable	45.0	62.9
Total current liabilities	552.5	613.3
Long-term debt, less current maturities	683.5	611.7
Deferred income taxes	170.7	175.6
Other liabilities	301.1	300.1
Total liabilities	1,707.8	1,700.7
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 67.1 and 66.8 at June 30, 2005 and December 31, 2004, respectively; shares outstanding 62.0 and 61.6 at June 30, 2005 and December 31, 2004, respectively	6.7	6.7
Additional paid-in capital	430.6	414.7
Retained earnings	896.7	820.8
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	49.1	81.0
Derivatives qualifying as hedges	(0.9)	(9.4)
Minimum pension liability adjustment	(3.2)	(3.2)
Treasury stock, at cost: 4.8 and 4.9 common shares at June 30, 2005 and December 31, 2004, respectively	(233.8)	(214.4)
Unearned compensation	(1.6)	(1.9)
Common stock held in grantor trust, at cost: 0.3 common shares at June 30, 2005 and December 31, 2004	(15.5)	(15.4)
Grantor trust liability	15.5	15.4
Total stockholders’ equity	1,143.6	1,094.3
Total liabilities and stockholders’ equity	$2,851.4	$2,795.0

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except amounts per share and share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Sales	$618.8	$597.3	$1,194.9	$1,134.1
Cost of sales	333.4	310.7	638.7	594.6
Gross profit	285.4	286.6	556.2	539.5
Operating costs and expenses:
Selling, general and administrative	160.0	146.3	309.2	284.8
Research and development	50.1	46.6	98.1	94.7
Restructuring	—	(0.4)	—	(0.4)
Total operating costs and expenses	210.1	192.5	407.3	379.1
Operating income	75.3	94.1	148.9	160.4
Non-operating (income) and expenses:
Interest income	(4.3)	(3.1)	(8.4)	(5.9)
Interest expense	11.1	7.3	21.3	16.6
Other, net	3.9	8.9	13.8	19.3
Total non-operating expenses	10.7	13.1	26.7	30.0
Earnings before income taxes	64.6	81.0	122.2	130.4
Income taxes	9.4	22.7	25.6	36.5
Net income	$55.2	$58.3	$96.6	$93.9
Basic earnings per share	$0.89	$0.95	$1.55	$1.52
Diluted earnings per share	$0.85	$0.88	$1.48	$1.42
Weighted average number of shares outstanding (in thousands):
Basic	62,131	61,683	62,144	61,875
Diluted	64,960	65,922	65,092	65,985
Dividends declared per share	$0.14	$0.11	$0.28	$0.22

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended June 30,
	2005	2004
Net cash provided by operating activities	$146.2	$55.7
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(88.3)	(69.7)
Acquisition of Agencourt Bioscience Corporation, net of cash acquired	(99.7)	—
Payments for business acquisitions and technology licenses	(5.0)	(6.3)
Net cash used in investing activities	(193.0)	(76.0)
Cash Flows from Financing Activities:
Dividends to stockholders	(17.8)	(14.0)
Proceeds from issuance of stock	45.6	37.7
Repurchase of common stock as treasury stock	(64.0)	(102.0)
Repurchase of common stock held in grantor trust	(0.1)	(0.9)
Notes payable borrowings, net	81.3	61.3
Long-term debt reductions	(17.1)	(6.8)
Debt acquisition costs	(0.6)	—
Net cash provided by (used in) financing activities	27.3	(24.7)
Effect of exchange rates on cash and equivalents	(1.7)	2.1
Decrease in cash and equivalents	(21.2)	(42.9)
Cash and equivalents—beginning of period	67.9	74.6
Cash and equivalents—end of period	$46.7	$31.7

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation and Accounting Policies

The management of Beckman Coulter, Inc. and its wholly-owned subsidiaries (the “Company”) prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by accounting principles generally accepted in the United States have been condensed or omitted.

The financial statements include all normal and recurring adjustments that the management of the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company’s results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Revenues, expenses, assets and liabilities can vary between the quarters of the year. Therefore, the results and trends in these interim financial statements may not be the same as those for the full year.

Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Income Taxes

At the end of each interim reporting period an estimate is made of the effective tax rate expected to be applicable for the full year. The rate determined is used to provide for income taxes on a year-to-date basis and the tax effect of any unusual items is reflected in the period in which they occur.

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net earnings as reported	$55.2	$58.3	$96.6	$93.9
Stock-based employee compensation expense included in reported net earnings, net of tax	1.0	0.1	1.2	0.4
Pro forma compensation expense, net of tax	(8.0)	(10.6)	(18.7)	(14.6)
Pro forma net earnings	$48.2	$47.8	$79.1	$79.7
Earnings per share:
Basic—as reported	$0.89	$0.95	$1.55	$1.52
Basic—pro forma	$0.78	$0.77	$1.27	$1.29
Diluted—as reported	$0.85	$0.88	$1.48	$1.42
Diluted—pro forma	$0.74	$0.73	$1.22	$1.21

Included in reported net earnings for the quarter ended June 30, 2005 and above in “stock-based employee compensation expense included in reported earnings, net of tax” is a $1.3 million pre-tax charge related to a modification of a previously granted restricted stock award for the Company’s former CEO who retired in June 2005. Under the terms of this modification, 20,000 shares of restricted stock became immediately vested at June 30, 2005. These restricted stock awards would have vested through 2007 absent the modification.

2.   Recent Accounting Developments

Accounting Changes and Error Corrections

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of APB Opinion No. 20 and FASB Statement No. 3. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s results of operations or financial position.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43”, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

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

Foreign Currency

The Company manufactures its products principally in the United States, but generated approximately 45% of its revenues in 2004 from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge a significant portion of the foreign currency exposure resulting from intercompany sales to the Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

Hedge ineffectiveness associated with the Company’s cash flow hedges was immaterial and no cash flow or fair value hedges were discontinued in the three and six months ended June 30, 2005 and 2004.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income)/expense upon the recognition of the hedged transaction. The Company estimates that $1.4 million of the unrealized loss ($0.8 million after tax) included in other comprehensive income at June 30, 2005 will be reclassified to other non-operating (income)/expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

Pursuant to a reverse interest rate swap agreement associated with the Company’s $235.0 million Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7% and pays a floating interest rate based on the LIBOR (3.3 % at June 30, 2005). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At June 30, 2005, the fair value of the remaining reverse interest rate swaps, with a notional amount of $140.0 million, associated with the Senior Notes due 2011 was $11.7 million and is included in other long-term assets. An offsetting $11.7 million credit is included in long-term debt as a fair value adjustment.

In March 1998, the Company entered into reverse interest rate swap contracts totaling $240.0 million associated with the issuance of the $240.0 million Senior Notes due 2008. In April 2002, the Company terminated these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that is being amortized over the remaining term of the Senior Notes through March 2008.

In April 2002, the Company entered into reverse interest rate swap contracts totaling $235.0 million associated with the issuance of the $235.0 million Senior Notes due 2011. In September 2004, the Company terminated $95.0 million of these reverse interest rate swap contracts, resulting in a deferred gain of $9.5 million. This amount is being amortized over the remaining term of the Senior Notes through November 2011.

4.   Comprehensive Income

The reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$55.2	$58.3	$96.6	$93.9
Foreign currency translation adjustment	(24.8)	(7.2)	(31.9)	12.3
Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $2.6 and $4.1 for the three and six months ended June 30, 2005, respectively, and $0.5 and $0.5 for the three and six months ended June 30, 2004, respectively.	4.0	0.7	6.1	0.8
Reclassifications to non-operating income, net of income taxes of $0.2 and $1.6 for the three and six months ended June 30, 2005, respectively, and $3.3 and $8.2 for the three and six months ended June 30, 2004, respectively.	(0.2)	5.0	2.4	12.3
	3.8	5.7	8.5	13.1
Comprehensive income	$34.2	$56.8	$73.2	$119.3

5.   Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended June 30,
	2005			2004
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$ 55.2	62.131	$ 0.89	$ 58.3	61.683	$ 0.95
Effect of dilutive stock options	—	2.829	(0.04)	—	4.239	(0.07)
Diluted EPS:
Net earnings	$ 55.2	64.960	$ 0.85	$ 58.3	65.922	$ 0.88

	Six Months Ended June 30,
	2005			2004
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$ 96.6	62.144	$ 1.55	$ 93.9	61.875	$ 1.52
Effect of dilutive stock options	—	2.948	(0.07)	—	4.110	(0.10)
Diluted EPS:
Net earnings	$ 96.6	65.092	$ 1.48	$ 93.9	65.985	$ 1.42

For the three and six months ended June 30, 2005, there were 0.1 million shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been antidilutive   There were no antidilutive shares excluded from the computation of diluted EPS for 2004.

6.   Sale of Assets

During the six months ended June 30, 2005 and 2004, the Company sold certain receivables (“Receivables”). The net book value of these financial assets sold during the six months ended June 30, 2005 and 2004 was $50.5 million and  $37.6 million, respectively, for which the Company received approximately $50.9 million and $37.5 million, respectively, in cash proceeds. The majority of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

The agreements underlying the Receivable sales in the United States contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S. the Company services the sold Receivables whereby it continues collecting payments from the end user customer on behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the estimated life of the service period. At June 30, 2005 and December 31, 2004, there was $1.0 million of deferred service fees included in accrued expenses on the Condensed Consolidated Balance Sheets. For the three months ended June 30, 2005 and 2004, there was $0.1 million of deferred service fees amortized to income.

7.   Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	June 30, 2005	December 31, 2004
Finished products	$ 328.7	$ 315.9
Raw materials, parts and assemblies	134.9	123.6
Work in process	25.9	23.7
	$ 489.5	$ 463.2

Changes in the product warranty obligation were as follows (in millions):

	Three months ended June 30, 2005	Six months ended June 30, 2005
Beginning Balance	$ 14.3	$ 15.5
New warranties expense	15.7	30.4
Payments	(16.2)	(32.1)
Ending Balance	$ 13.8	$ 13.8

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses.

8.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2005 were as follows (in millions):

	Clinical Diagnostics	Biomedical Research	Total
Goodwill, December 31, 2004	$ 334.6	$ 57.5	$ 392.1
Settlements of Coulter pre-acquisition tax contingencies	(10.0)	—	(10.0)
Acquisitions	—	89.3	89.3
Currency translation adjustment	—	(0.7)	(0.7)
Goodwill, June 30, 2005	$ 324.6	$ 146.1	$ 470.7

Goodwill includes the preliminary purchase price allocation related to the acquisition of Agencourt Bioscience Corporation (“Agencourt”) which occurred in the quarter ended June 30, 2005 (see Note 9). The Company is in the process of evaluating the net assets acquired and will finalize the purchase price allocation within the next six months at which time amounts may be allocated to tangible or other intangible assets, goodwill and in-process research and development.

Other intangible assets consisted of the following (in millions):

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$ 59.2	$ (24.5)	$ 34.7	$ 59.2	$ (22.6)	$ 36.6
Customer contracts	167.1	(50.5)	116.6	167.1	(47.2)	119.9
Other	48.1	(20.8)	27.3	43.6	(19.1)	24.5
	274.4	(95.8)	178.6	269.9	(88.9)	181.0
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6
	$ 414.5	$ (95.8)	$ 318.7	$ 410.0	$ (88.9)	$ 321.1

Recorded intangible asset amortization expense for the three months ended June 30, 2005 and 2004 was $3.8 million and $3.3 million, respectively. For the six months ended June 30, 2005 and 2004 recorded intangible amortization expense was $7.5 million and $6.6 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is $15.0 million, $14.8 million, $13.9 million, $13.4 million and $12.6 million, respectively.

9.   Acquisition of Agencourt Bioscience Corporation

On May 31, 2005, pursuant to a stock purchase agreement, the Company completed the acquisition of Agencourt Bioscience Corporation, a leading provider of genomic services and nucleic acid purification products in the biomedical research market. The primary reason for the acquisition was to acquire Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology which provides state-of-the-art results for the isolation and purification of RNA and DNA which the Company plans to use for automated sample preparation systems for biomedical research and molecular testing.

The purchase price was approximately $99.7 million, net of cash acquired and was financed by our operating cash flows and borrowings under our credit facility. The terms of the agreement provide for additional contingent payments of up to $40.0 million through 2007 which are based on operating results and product development activities. If these payments occur, they will be accounted for as additional purchase price. Approximately $12.5 million of the purchase price was placed in an escrow account and is currently recorded in other assets on the Company’s condensed consolidated balance sheet. Payment of this escrow account is subject to certain indemnification obligations of Agencourt. The release of this escrow account, which could result in further adjustments to purchase price, will take place beginning in October 2006 through May 2008.

The results of operations of Agencourt have been included in the accompanying financial statements from the date of the acquisition. Pro-forma results have not been presented as the results of Agencourt are not material in relation to the consolidated financial statements of the Company.

10.   Retirement Benefits

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

The following table lists the components of the net periodic benefit cost (in millions):

	Pension Plans
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$ 7.1	$ 5.8	$ 14.1	$ 11.3
Interest cost	11.5	10.6	23.1	21.5
Expected return on plan assets	(15.6)	(14.7)	(31.2)	(26.9)
Amortization of prior service costs	0.4	0.6	0.9	1.3
Amortization of actuarial loss	3.1	2.0	6.2	3.4
Curtailment loss	4.0	—	4.0	—
Net periodic benefit cost	$ 10.5	$ 4.3	$ 17.1	$ 10.6

	Postretirement Plans
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Service cost	$ 0.4	$ 0.7	$ 0.8	$ 1.4
Interest cost	1.1	1.7	2.2	3.6
Amortization of prior service costs	(1.2)	(1.2)	(2.4)	(2.4)
Amortization of actuarial (gain) loss	(0.3)	0.2	(0.6)	0.8
Net periodic benefit cost	$ —	$ 1.4	$ —	$ 3.4

In June 2005, in connection with the retirement of the Company’s former Chief Executive Officer, the Company recorded a $4.0 million curtailment charge related to his cash settlement election of an earned supplemental pension obligation.

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

In addition to the sales of certain receivables discussed in Note 6 “Sale of Assets,” the Company sells its instruments to a third-party financing company who then leases the instruments to an end user. Sales of instruments under this arrangement were approximately $18.7 million and $23.5 million during the quarters ended June 30, 2005 and 2004, respectively and approximately $33.5 million and $43.8 million during the six months ended June 30, 2005 and 2004, respectively. The agreement underlying these sales indicates that the Company is responsible for up to 10% of end user customer defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities.

12.   Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Based on the evaluation of financial information by the Company’s Chief Executive Officer, who is also the Company’s chief operating decision maker, the Company has two reportable segments which are Clinical Diagnostics and Biomedical Research. The Clinical Diagnostics segment encompasses the detection and monitoring of disease by means of laboratory evaluation and analysis of bodily fluids, cells and other substances from patients. The Biomedical Research segment focuses on customers doing research in university and medical school laboratories, research institutes, government laboratories and biotechnology and pharmaceutical companies. The Company will be re-evaluating its reportable segment disclosures in the second half of 2005 as a result of the actions discussed in Note 13. All corporate and centralized activities, including financing transactions, are captured in a central shared services “Center”, which is reflected in the tables below. The Company evaluates performance based on profit or loss from operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
	(in millions)
Net sales:
Clinical Diagnostics	$ 439.2	$ 426.7	$ 856.6	$ 816.4
Biomedical Research	179.6	170.6	338.3	317.7
Center	—	—	—	—
Consolidated	$ 618.8	$ 597.3	$ 1,194.9	$ 1,134.1
Operating income:
Clinical Diagnostics	$ 78.8	$ 88.9	$ 155.9	$ 158.8
Biomedical Research	31.4	30.9	53.5	47.3
Center	(34.9)	(25.7)	(60.5)	(45.7)
Consolidated	$ 75.3	$ 94.1	$ 148.9	$ 160.4
Interest income:
Clinical Diagnostics	$ (3.0)	$ (1.9)	$ (5.5)	$ (3.6)
Biomedical Research	—	—	—	—
Center	(1.3)	(1.2)	(2.9)	(2.3)
Consolidated	$ (4.3)	$ (3.1)	$ (8.4)	$ (5.9)
Interest expense:
Clinical Diagnostics	$ —	$ —	$ —	$ —
Biomedical Research	—	—	—	—
Center	11.1	7.3	21.3	16.6
Consolidated	$ 11.1	$ 7.3	$ 21.3	$ 16.6
Sales to external customers:
Americas
United States	$ 323.3	$ 325.1	$ 613.5	$ 632.6
Canada and Latin America	37.4	33.6	76.9	70.2
	360.7	358.7	690.4	702.8
Europe	183.1	165.1	360.4	300.9
Asia	75.0	73.5	144.1	130.4
Consolidated	$ 618.8	$ 597.3	$ 1,194.9	$ 1,134.1

	June 30, 2005	December 31, 2004
Long-lived assets:
Americas
United States	$ 1,383.0	$ 1,271.4
Canada and Latin America	21.3	21.4
	1,404.3	1,292.8
Europe	192.3	190.6
Asia	30.7	32.0
Consolidated	$ 1,627.3	$ 1,515.4
Total assets:
Clinical Diagnostics	$ 1,661.0	$ 1,691.2
Biomedical Research	707.7	620.1
Center	482.7	483.7
Consolidated	$ 2,851.4	$ 2,795.0

13.   Subsequent Events

On July 22, 2005, the Company announced a reorganization whereby it will integrate the Clinical Diagnostics and Biomedical Research Divisions into a single Company structure. As a result of these activities the Company expects to eliminate approximately 350 positions worldwide and incur a charge of up to $60 million for restructuring and related activities in the second half of 2005.

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

Our products compete in the Clinical Diagnostics and Biomedical Research markets. Clinical Diagnostics and Biomedical Research generated approximately 71% and 29% of 2004 revenues, respectively. Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Presently, our Clinical Diagnostic instruments are typically leased to customers under either operating-type lease (“OTL”) or sales-type lease (“STL”) arrangements while our Biomedical Research products are generally cash sales. The Company has recently reviewed its customer preferences related to leasing policy and has decided to emphasize lease contracts with terms that are expected to result in more operating-type leases beginning in the third quarter of 2005. Approximately 64% of our 2004 revenues came from after-market customer purchases of operating supplies, chemistry kits and service. We market our products in more than 130 countries, with approximately 45% of revenues in 2004 coming from sales outside the United States. Our strategy is to expand our market share as a leading provider of laboratory systems by the continued rollout of new products, enhancements of our current product offerings and entries into new and growing market segments.

The Clinical Diagnostics market has recently enjoyed modest growth as diagnostic test volumes continue to increase as a result of factors such as an aging population, increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer) and greater acceptance of Western medicine in emerging countries. In Clinical Diagnostics, our customers are faced with increasing volumes of testing and a shrinking skilled labor pool while under constant pressure to contain costs. Consequently, it has become essential for manufacturers to provide cost-effective diagnostic systems to remain competitive. Products such as the UniCel® DxI800 Access® immunoassay systems, the recently introduced UniCel® DxC 600 and 800 SYNCHRON® clinical systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In hematology, we continue to automate more of the testing process with recently introduced platforms to serve high-volume hospital labs and small- to mid-sized labs.

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

On May 31, the Company acquired Agencourt Bioscience Corporation of Beverly, Massachusetts, a leading provider of genomic services and nucleic acid purification products in the Biomedical Research market. Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology provides state-of-the-art results for the isolation and purification of RNA and DNA. We plan to use SPRI in automated sample preparation systems for biomedical research and molecular testing. In addition to this technology, the acquisition brings talented scientists and a services business that will give the Company a real-time window into evolving customer needs.

On July 22, 2005, the Company announced a reorganization whereby it will integrate the Clinical Diagnostics and Biomedical Research Divisions into a single Company structure that will create synergies and improve focus as we address the entire biomedical testing continuum. The new structure includes two major commercial organizations focused on domestic and international markets and creates four business groups focused on driving core product strategies. These business groups will be Chemistry Systems, Immunoassay Systems, Cellular Systems and Discovery and Automation Systems.

As a result of these activities the Company expects to eliminate approximately 350 positions worldwide and incur a charge of up to $60 million for restructuring and related activities in the second half of 2005 as we evaluate minor product lines, facilities and other assets that do not support the one-Company strategy.

Our after-market sales of chemistry kits, supplies and service have allowed us to generate substantial operating cash flows. We have used this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development and business and technology acquisitions. Additionally, during 2004 and in the first half of 2005, we have used our operating cash flows to repurchase shares of our common stock and pay regular quarterly dividends. We plan to increase our quarterly dividend to a 15-20% payout ratio over time.

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

Results of Operations

Revenues

The following provides key product and geographical sales information (dollar amounts in millions):

	Three months ended June 30,		Reported	Constant Currency
	2005	2004	Growth %	Growth %*
Routine Chemistry	$168.3	$176.3	(4.5)	(5.8)
Immunodiagnostics	138.8	124.3	11.7	9.7
Total Chemistry	307.1	300.6	2.2	0.6
Hematology	132.1	126.1	4.8	3.4
Total Clinical Diagnostics	439.2	426.7	2.9	1.4
Robotic Automation/Genetic Analysis	39.4	38.8	1.5	(0.5)
Centrifuge/Analytical Systems	77.2	72.4	6.6	4.7
Specialty Testing	63.0	59.4	6.1	4.0
Total Biomedical Research	179.6	170.6	5.3	3.3
Total	$618.8	$597.3	3.6	2.0
Americas
United States	323.3	325.1	(0.6)	(0.6)
Canada and Latin America	37.4	33.6	11.3	5.1
	360.7	358.7	0.6	0.0
Europe	183.1	165.1	10.9	6.9
Asia	75.0	73.5	2.0	0.5
Total	$618.8	$597.3	3.6	2.0

	Six months ended June 30,		Reported	Constant Currency
	2005	Growth %	Growth %	Growth %*
Routine Chemistry	$330.4	$332.5	(0.6)	(2.3)
Immunodiagnostics	266.6	232.8	14.5	12.1
Total Chemistry	597.0	565.3	5.6	3.6
Hematology	259.6	251.1	3.4	1.7
Total Clinical Diagnostics	856.6	816.4	4.9	3.0
Robotic Automation/Genetic Analysis	72.1	70.1	2.9	0.3
Centrifuge/Analytical Systems	143.9	134.6	6.9	4.5
Specialty Testing	122.3	113.0	8.2	5.3
Total Biomedical Research	338.3	317.7	6.5	3.8
Total	$1,194.9	$1,134.1	5.4	3.3
Americas
United States	$613.5	$632.6	(3.0)	(3.0)
Canada and Latin America	76.9	70.2	9.5	4.0
	690.4	702.8	(1.8)	(2.3)
Europe	360.4	300.9	19.8	14.0
Asia	144.1	130.4	10.5	8.6
Total	$1,194.9	$1,134.1	5.4	3.3

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

The sales growth of 3.6% and 5.4% for the three and six months ended June 30, 2005, respectively, was primarily due to increased sales in both of the Company’s divisions, Clinical Diagnostics and Biomedical Research. Consumables product sales were up 10% along with solid growth in Europe primarily offset by a slow down in U.S. Clinical Diagnostics sales. The strengthening of foreign currencies, primarily the Euro and Yen, versus the U.S. dollar, also contributed to the Company’s reported growth rates, adding 1.6% and 2.1% to sales growth rates for the quarter and six months ended June 30, 2005, respectively.

Growth in Clinical Diagnostics of 2.9% and 4.9%, or 1.4% and 3.0% in constant currency, for the three and six months ended June 30, 2005, respectively, was the result of continued strength in Immunodiagnostics, which was partially offset by weakness in Routine Chemistry and a customer driven shift toward operating-type leases which result in less revenue being recorded at the inception of the customer contract. Routine Chemistry sales declined as a result of a slow down in the lab automation market due to recent increases in competitive automation options, delays in orders due to scheduling of customer lab reconstruction and the anticipated launch of our new automation solution, the AutoMate™ 800 sample processing system. Lab automation continues to be a key emphasis for the Company and our overall strategy as our customers continue to focus on efficiency and cost savings that can be provided by increased automation. However, sales in this product area take a considerable amount of time and effort to consummate and are therefore subject to significant quarter-to-quarter volatility. Immunodiagnostics sales growth for the quarter and six month period is a result of the continuing solid pace of placements of the UniCel®DxI 800 Access® immunoassay system and related test kits and the continuing success of the Access 2® Immunoassay System. Hematology sales growth is coming from the high volume market with strong sales of the COULTER® LH 750 system.

Biomedical Research revenues grew 5.3% and 6.5% for the three and six months ended June 30, 2005, respectively, and 3.3% and 3.8% in constant currency, respectively. Growth in Biomedical Research was primarily a result of strong sales of Specialty Testing and Centrifuge/Analytical Systems. Specialty Testing growth was the result of increased sales of the FC 500 series of flow cytometers and related reagents. Contributing to the growth in Centrifuge/Analytical Systems were sales of ultra, high performance and bench top centrifuges.

Geographically, sales in the Americas were up 0.6% and down 1.8% and flat and down 2.3% in constant currency for the three and six months ended June 30, 2005, respectively. The weakness in sales growth for the quarter was due to the lengthening of the sales cycle in the lab automation marketplace and the customer-driven shift toward operating-type leases. Year to date results in the Americas were weak as a result of the same second quarter factors, described above, combined with a weak market for biomedical research products and especially strong prior year results for Hematology and Routine Chemistry in the first quarter of 2004. Sales in Europe were up 10.9% and 19.8% and 6.9% and 14.0% in constant currency in the three and six months ended June 30, 2005, respectively, led by sales in the immunodiagnostics and liquid handling / genetic analysis product areas particularly in France and broad based growth in the dealer markets of Eastern Europe and the Middle East. Sales in Asia were up 2.0% and 10.5% and 0.5% and 8.6% in constant currency in the three and six months ended June 30, 2005, respectively, due to continued strength in China and South East Asia offset by a recent decline in demand in Japan for our Biomedical Research products in the second quarter of 2005.

As mentioned above, we are experiencing a customer driven shift from sales-type leases to operating-type leases. We believe that this increasing rate of operating-type leases negatively impacted revenues in the second quarter of 2005 when compared to prior year and to our previous expectations. Under operating-type leases the recognition of instrument revenues and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under sales-type leases the recognition of instrument revenues and earnings is at the inception of the lease. In connection with this shift, the Company has recently reviewed its customer preferences related to leasing policy and has decided to emphasize lease contracts with terms that are expected to result in more operating-type leases beginning in the third quarter of 2005. The change to operating-type leases could result in a reduction in reported revenues of approximately $100 million to $140 million in 2005 and a resulting decrease in earnings relative to previous expectations. However, total revenues over the term of our customer contracts are expected to be unaffected. This shift to operating-type leases is expected to impact instrument related revenues within all product areas of Clinical Diagnostics and within the Specialty Testing product area of Biomedical Research. Over the longer term, we expect this change to improve competitiveness and operating efficiency.

Gross profit

Gross profit as a percentage of sales (“gross margin”) was 46.1% and 48.0% for the three months ended June 30, 2005 and 2004, respectively. Gross margin was impacted by the following:

•       Higher product margins from an increase in the mix of revenues arising from higher profit consumables sales, (net of an unfavorable geographic mix) and currency which favorably impacted gross margin by 0.3 percentage points; and was offset by;

•       higher costs associated with service, freight and new product support, which unfavorably impacted gross margin by 1.0 percentage points; and

•       increases in inventory costs in Europe and manufacturing costs that unfavorably impacted gross margin by 1.2 percentage points.

Gross margin was 46.5% and 47.6% for the six months ended June 30, 2005 and 2004, respectively. Gross margin was impacted by the following:

•       Currency which favorably impacted gross margin by 0.4 percentage points; and was offset by;

•       increases in inventory costs in Europe and manufacturing costs that unfavorably impacted gross margin by 0.7 percentage points,

•       higher costs associated with service, and freight, which unfavorably impacted gross margin by 0.5 percentage points; and

•       unfavorable geographic mix, partially offset by higher product margins from an increase in the mix of revenues arising from higher profit consumables sales, which unfavorably impacted gross margin by 0.3 percentage points.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $13.7 million to $160.0 million or 25.9% of sales for the three months ended June 30, 2005 from $146.3 million or 24.5% of sales for the three months ended June 30, 2004. SG&A expenses increased $24.4 million to $309.2 million or 25.9% of sales for the six months ended June 30, 2005 from $284.8 million or 25.1% of sales for the six months ended June 30, 2004. The increase in SG&A spending was a result of a) increased spending on selling and marketing activities related to our Chemistry, Immunoassay and other new product offerings, b) a $5.3 million charge in connection with the retirement of our former Chief Executive officer as a result of supplemental pension plan elections and the acceleration of a restricted stock award and c) a $1.7 million charge for a potential business development transaction that the Company decided not to pursue. Partially offsetting these expenses was a $2.6 million reduction of an environmental reserve as a result of a recent decrease in the estimated costs of remediation.

Research and development (“R&D”) expenses increased $3.5 million to $50.1 million or 8.1% of sales for the three months ended June 30, 2005 from $46.6 million or 7.8% of sales for the three months ended June 30, 2004 and increased $3.4 to $98.1 million or 8.2% of sales for the six months ended June 30, 2005 from $94.7 million or 8.4% of sales for the six months ended June 30, 2004. The increase in R&D spending is due primarily to the timing of certain projects, and a general increase in the use of strategic product development relationships. The strengthening of certain foreign currencies did not impact R&D expense, as substantially all R&D efforts are in the U.S., resulting in a decrease in R&D as a percentage of sales.

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

Non Operating Income and Expenses

Interest income includes income from STL receivables. Interest income increased $1.2 million to $4.3 million in the second quarter of 2005 from $3.1 million in the second quarter of 2004 and increased $2.5 million to $8.4 million in the six months ended June 30, 2005 from $5.9 million in the six months ended June 30, 2004, due primarily to retention of more of our STL receivables.

Interest expense increased $3.8 million to $11.1 million in the second quarter of 2005 from $7.3 million in the second quarter of 2004 and increased $4.7 million to $21.3 million in the six months ended June 30, 2005 from $16.6 million in the six months ended June 30, 2004 due primarily to a) a credit to interest expense recorded in the quarter ended June 30, 2004 related to the successful resolution of certain segments of the IRS audits for the tax years 1998 through 2001, which resulted in the elimination of approximately $2.0 million of related interest accruals; b) the impact of the termination of a $95.0 million reverse interest rate swap in September 2004 associated with the Company’s Senior Notes due in 2011; and c) higher interest rates on the variable rate portion of our outstanding debt.

Other non-operating (income) and expense was $3.9 million and $8.9 million for the three months ended June 30, 2005 and 2004, respectively, and $13.8 million and $19.3 million for the six months ended June 30, 2005 and 2004, respectively, and were comprised primarily of foreign exchange related expenses. See Note 3 “Derivatives” of the Condensed Consolidated Financial Statements for more information.

Income Taxes

At the end of each interim reporting period an estimate is made of the effective tax rate expected to be applicable for the full year. The rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any significant unusual items is reflected in the period in which they occur. The income tax rate, as a percentage of pre-tax income, was 14.6% for the second quarter of 2005, compared with 28.0% for the second quarter of 2004. The tax rate change is the net result of a favorable IRS Notice relating to the American Jobs Creation Act of 2004 and geographic profit mix, which includes the effect of the shift to operating-type leases.

For the six months ended June 30, 2005 the income tax rate as a percentage of pre-tax income was 20.9% compared with 28.0% for the six months ended June 30, 2004. The year-to-date effective tax rate was impacted by the favorable IRS Notice related to the American Jobs Creation Act of 2004, geographic profit mix and the final settlement, in the first quarter of 2005, of the remaining segments of the Internal Revenue Service audit of the Company for tax years 1998 through 2002.

Our effective tax rate for the full year of 2005 could be impacted, either favorably or unfavorably, by a number of factors including, but not limited to, the statutory tax rates in countries in which our worldwide profits are earned, enactment of new tax laws, new interpretations of existing tax laws, tax rulings by, and tax audit settlements with, taxing authorities and our generation of tax credits.

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

Our business model, in particular sales from after-market kits, supplies and service, allows us to generate substantial operating cash flows. We anticipate our operating cash flows will continue to satisfy our working capital requirements without the need for substantial additional indebtedness. Additionally, we currently do not have plans to significantly reduce our long-term debt levels in the next twelve months due to the long-term maturities of our Senior Notes. This allows us to invest in areas that will help meet our strategic objectives. During the next twelve months, we anticipate using our operating cash flows:

•       To reduce our borrowings under our Credit Facility that was drawn on in the second quarter of 2005 to fund the acquisition of Agencourt Bioscience Corporation.

•       To facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements.

•       To increase our capital expenditures for customer leased equipment as we respond to the market driven shift toward operating-type leases.

•       To continue to repurchase shares of our common stock. In January 2005, our Company’s Board of Directors approved a plan authorizing the repurchase of up to 2.5 million shares of our common stock through 2006. During the first six months of 2005, 0.9 million shares were repurchased for $61.2 million under this plan.

•       To raise and maintain our quarterly dividend to our historical 15-20% annual payout ratio over time. Our dividend paid in the second quarter was $0.14 cents per share. In July 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share, payable on September 8, 2005 to stockholders of record on August 19, 2005. This dividend represents the 65th consecutive quarterly payout in the Company’s history.

Cash flows provided by operating activities were $146.2 million in the first six months of 2005 as compared to $55.7 million in the first six months of 2004. The major contributors to this improvement in operating cash flows were a $40.0 million contribution to the U.S. Pension trust in 2004 that did not recur in 2005 and increased cash collections of accounts receivable during the first six months of 2005 as compared to the first six months of 2004, resulting in an improvement in the Company’s days’ sales outstanding.

Our customers enter into three forms of lease transactions associated with our instruments which have different impacts on operating cash flows, revenues and earnings as follows:

•       One form is an operating-type lease where the customer enters into a long-term contract to rent the instrument where we recognize revenue, earnings and operating cash flows over the life of the contract.

•       A second form is a sales-type lease where the customer enters into a long-term contract to lease the instrument where we recognize revenue and earnings up front but receive operating cash flows over the life of the contract. At our initiative, we often monetize the accounts receivable related to these sales-type lease arrangements. For the six months ended June 30, 2005 and twelve months ended December 31, 2004 we received $9.2 million and $36.0 million, respectively, under this program in the U.S. (see Note 5 of our 2004 Form 10-K).

•       A third form is an agreement with a third-party financing company who buys the instrument from us and in turn leases it to the end-user. Using this form, we recognize revenue, earnings and operating cash flows at the time of sale. In the first six months of 2005 and 2004 we received $33.5 million and $43.8 million, respectively, under this arrangement. To the extent the Company changes its leasing policy to emphasize operating-type leases, and as a result does not engage in this third form of transaction going forward, revenue, earnings and operating cash flows could be reduced in the near term. However, over the long-term our aggregate revenue, earnings and operating cash flows under our customer contracts are expected to be unaffected. The Company estimates that operating cash flows could be reduced by up to $60 million in 2005 and by up to $110 million in 2006, relative to 2004 when $110 million of cash flows were accelerated from future periods under this form of transaction (see Note 15 of our 2004 Form 10-K). The Company plans to mitigate some of this impact on operating cash flows by monetizing a portion of the U.S. accounts receivable related to sales-type lease arrangements, as described above in the description of the second form of lease transaction. At June 30, 2005 the balance of sales-type lease receivables in the U.S. was $132 million.

Investing activities used cash of $193.0 million and $76.0 million in the first six months of 2005 and 2004, respectively. The increase was due primarily to the acquisition of Agencourt Bioscience Corporation for $99.7 million and an increase in capital expenditures of $18.6 million from $69.7 million during the first six months of 2004 to $88.3 million during the first six months of 2005. This increase was primarily due to an increase in fixed assets for customer leased equipment and continued implementation of our global ERP system.

Financing activities provided cash of $27.3 million in the first six months of 2005 versus cash used of $24.7 million in 2004. The net decrease in cash outflows in 2005 is primarily due to a decrease in the amount of common stock purchased for treasury in 2005 compared to 2004, partially offset by an increase in borrowings in connection with the acquisition of Agencourt on May 30, 2005.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management, Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through June 30, 2005, we have capitalized $129.1 million of costs associated with this ERP system, which includes $46.1 million of capitalized internal labor costs. Based on our geographic rollout strategy, as of June 30, 2005, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. In 2003, we revised the originally scheduled deployment dates of certain systems and we expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2006. External costs are expected to approximate those originally anticipated while internal costs, consisting primarily of internal labor, are expected to increase as a result of the revised schedule. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. This agreement amended the Company’s then-existing $400 million unsecured Credit Facility (which was due to expire in July 2005) to now provide the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. As of June 30, 2005, there was $60.0 million drawn on the $300 million Credit Facility.

Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our credit facility and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions, future business acquisitions and other operating needs. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

At June 30, 2005, there have been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 35 to 39 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management believes that at June 30, 2005, there has been no material change to this information.

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

•       product development activities resulting from the Agencourt acquisition;

•       expected costs and benefits of the planned restructuring activities;

•       the impact of structuring our lease agreements from predominantly sales-type leases to predominantly operating-type leases;

•       the effective tax rates for the full year 2005;

•       our liquidity requirements and capital resources and the effects of litigation; and

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

•       unanticipated reductions in cash flows and difficulty in sales of assets as described in Note 6 of the condensed consolidated financial statements;

•       the timing and extent of our change from structuring our lease agreements from predominately sales-type leases to operating-type leases;

•       the amount and timing of the restructuring and related charges and savings; and

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

The U.S. Securities and Exchange Commission requires that registrants include information about potential effects of changes in currency exchange and interest rates in their filings. Several alternatives, all with some limitations, have been offered. The following discussion is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•       it is based on a single point in time; and

•       it does not include the effects of other complex market reactions that would arise from the changes modeled.

Although the results of the analysis may be useful as a benchmark, they should not be viewed as forecasts.

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of June 30, 2005 and December 31, 2004, the notional amounts of all derivative foreign exchange contracts were $226.6 million and $397.8 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of June 30, 2005 and December 31, 2004 was $4.7 million and ($5.3) million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $16.2 million, and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $9.3 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at June 30, 2005 were not materially different than those at December 31, 2004.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $1.2 million based on the amount of variable rate debt outstanding at June 30, 2005. This analysis includes the effect of our reverse interest rate swap derivatives, which changes the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

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

As of June 30, 2005, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2005	61,864	$65.03	61,400	1,929,700
May 1 through 31, 2005	353,000	$66.46	338,000	1,591,700
June 1 through 30, 2005	17,150	$66.71	—	1,591,700
Total	432,014	$66.26	399,400	1,591,700

399,400 of the shares above were repurchased pursuant to the stock repurchase plan authorized by the Company’s Board of Directors in January 2005, whereby the Company is authorized to repurchase up to 2.5 million shares of its Common Stock through 2006.

9,614 of the shares above were repurchased pursuant to the Company’s restricted stock plan whereby upon vesting of the restricted shares the Company was reimbursed, in the form of Company common stock, for the payment of taxes on the employees’ behalf.

23,000 of the shares above were repurchased as part of the Company’s Benefit  Equity Trust using proceeds from the dividends paid by the Company on the shares in the trust. The Benefit Equity Trust was established in 2004 to pre-fund future stock-related obligations of employee benefit plans.

Item 6.                        Exhibits

3.1	Beckman Coulter, Inc. Sixth Restated Certificate of Incorporation dated May 2, 2005
10.1	Form of Change in Control Agreement, dated as of January 1, 2005
15	Independent Accountants’ Review Report, August 5, 2005
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial
Information dated August 5, 2005
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC. (Registrant)
Date: August 5, 2005	By	/s/ SCOTT GARRETT
Scott Garrett
Chief Executive Officer
Date: August 5, 2005	By	/s/ JAMES GLOVER
James Glover
Senior Vice President and
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Beckman Coulter, Inc. Sixth Restated Certificate of Incorporation dated May 2, 2005
10.1	Form of Change in Control Agreement, dated as of January 1, 2005
15	Independent Accountants’ Review Report, August 5, 2005
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated August 5, 2005
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications