Form 10-Q
period 2005-09-30
BECKMAN COULTER INC
filed 2005-11-03
CIK 840467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number 001-10109

BECKMAN COULTER, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-104-0600
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
4300 N. Harbor Boulevard,
Fullerton, California	92834-3100
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The number of outstanding shares of the registrant’s common stock as of October 28, 2005 was 62,147,339 shares.

Part I. Financial Information

Item 1.                        Financial Statements

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$59.3	$67.9
Trade and other receivables, net	553.2	653.5
Inventories	507.3	463.2
Other current assets	96.4	95.0
Total current assets	1,216.2	1,279.6
Property, plant and equipment, net	488.8	443.8
Goodwill	460.2	392.1
Other intangibles, net	333.2	321.1
Other assets	340.3	358.4
Total assets	$2,838.7	$2,795.0
Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable and current maturities of long-term debt	$24.0	$47.7
Accounts payable, accrued expenses and other liabilities	470.2	502.7
Income taxes payable	47.9	62.9
Total current liabilities	542.1	613.3
Long-term debt, less current maturities	648.7	611.7
Deferred income taxes	177.1	175.6
Other liabilities	291.8	300.1
Total liabilities	1,659.7	1,700.7
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 67.2 and 66.8 at September 30, 2005 and December 31, 2004, respectively; shares outstanding 62.1 and 61.6 at September 30, 2005 and December 31, 2004, respectively	6.7	6.7
Additional paid-in capital	437.2	414.7
Retained earnings	924.0	820.8
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	47.8	81.0
Derivatives qualifying as hedges	(0.2)	(9.4)
Minimum pension liability adjustment	(3.2)	(3.2)
Treasury stock, at cost: 4.8 and 4.9 common shares at September 30, 2005 and December 31, 2004, respectively	(231.7)	(214.4)
Unearned compensation	(1.6)	(1.9)
Common stock held in grantor trust, at cost: 0.3 common shares at September 30, 2005 and December 31, 2004	(15.4)	(15.4)
Grantor trust liability	15.4	15.4
Total stockholders’ equity	1,179.0	1,094.3
Total liabilities and stockholders’ equity	$2,838.7	$2,795.0

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except amounts per share and share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Sales	$593.4	$581.2	$1,788.3	$1,715.3
Cost of sales	317.6	301.7	956.3	896.3
Gross profit	275.8	279.5	832.0	819.0
Operating costs and expenses:
Selling, general and administrative	159.0	148.1	468.2	432.9
Research and development	51.6	51.5	149.7	146.2
Asset impairments	13.4	—	13.4	—
Restructuring charges	0.9	(0.3)	0.9	(0.7)
Total operating costs and expenses	224.9	199.3	632.2	578.4
Operating income	50.9	80.2	199.8	240.6
Non-operating (income) expenses:
Interest income	(5.0)	(3.4)	(13.4)	(9.3)
Interest expense	12.4	9.1	33.7	25.7
Other, net	(0.1)	7.2	13.7	26.5
Total non-operating expenses	7.3	12.9	34.0	42.9
Earnings before income taxes	43.6	67.3	165.8	197.7
Income taxes	7.4	10.1	33.0	46.6
Net income	$36.2	$57.2	$132.8	$151.1
Basic earnings per share	$0.58	$0.93	$2.13	$2.45
Diluted earnings per share	$0.56	$0.87	$2.05	$2.30
Weighted average number of shares outstanding (in thousands):
Basic	62,361	61,392	62,216	61,711
Diluted	64,610	65,413	64,905	65,790
Dividends declared per share	$0.14	$0.13	$0.42	$0.35

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2005	2004
Net cash provided by operating activities	$277.9	$131.5
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(155.7)	(106.6)
Acquisition of Agencourt Bioscience Corporation, net of cash acquired	(100.4)	—
Payments for business acquisitions and technology licenses	(5.6)	(8.3)
Net cash used in investing activities	(261.7)	(114.9)
Cash Flows from Financing Activities:
Dividends to stockholders	(26.5)	(22.6)
Proceeds from issuance of stock	52.6	48.3
Repurchase of common stock as treasury stock	(64.0)	(138.3)
Repurchase of common stock held in grantor trust	—	(1.1)
Notes payable borrowings, net	36.0	59.8
Long-term debt reductions	(19.2)	(8.1)
Debt acquisition costs	(0.7)	—
Net cash used in financing activities	(21.8)	(62.0)
Effect of exchange rates on cash and cash equivalents	(3.0)	2.1
Decrease in cash and cash equivalents	(8.6)	(43.3)
Cash and cash equivalents—beginning of period	67.9	74.6
Cash and cash equivalents—end of period	$59.3	$31.3

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

Principles of Consolidation

Prior to 2005, the Company subsidiaries outside of the United States (except Canada) had been included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one-month reporting lag was eliminated at the beginning of 2005 as it was no longer required in order to achieve a timely consolidation. Revenues for these entities were $43.2 million for the month of December 2004. The December 2004 net loss of $3.1 million for these entities, which was historically reported in the first quarter of the subsequent calendar year, was recorded as an adjustment to retained earnings on January 1, 2005.

Income Taxes

At the end of each interim reporting period an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated effective tax rate is used to provide for income taxes on a year-to-date basis and the tax effect of any tax law changes or discrete events are reflected in the period in which they occur.

Stock Based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB No. 25”). Pursuant to APB No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized no compensation expense on its stock option plans. The Company also does not recognize compensation expense on stock issued to employees under its stock purchase plan. Compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed by the employee. As reported in Note 2 “Recent Accounting Developments,” Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment,” (“SFAS No. 123(R)”)

requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and will be adopted in the first quarter of 2006. The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) had been applied for all outstanding and unvested awards each year (in millions, except amounts per share):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$36.2	$57.2	$132.8	$151.1
Stock-based employee compensation expense included in reported net income, net of tax	0.1	0.2	1.3	0.6
Pro forma compensation expense, net of tax	(1.8)	(3.4)	(20.6)	(18.0)
Pro forma net earnings	$34.5	$54.0	$113.5	$133.7
Earnings per share:
Basic—as reported	$0.58	$0.93	$2.13	$2.45
Basic—pro forma	$0.55	$0.88	$1.82	$2.17
Diluted—as reported	$0.56	$0.87	$2.05	$2.30
Diluted—pro forma	$0.53	$0.83	$1.75	$2.03

Included in reported net income for the nine months ended September 30, 2005 and above in “stock-based employee compensation expense included in reported net income, net of tax” is a $1.3 million pre-tax charge related to a modification of a previously granted restricted stock award for the Company’s former Chief Executive Officer (“CEO”) who retired in June 2005. Under the terms of this modification, 20,000 shares of restricted stock became immediately vested at June 30, 2005. These restricted stock awards would have vested through 2007 absent the modification.

2.   Recent Accounting Developments

Accounting Changes and Error Corrections

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a significant impact on the Company’s results of operations or financial position.

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS No. 151”) to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R). This Statement revises SFAS No. 123, and supersedes APB No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and will be adopted in the first quarter of 2006. See Note 1 “Basis of Presentation and Accounting Policies,” for the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123 had been applied.

3.   Restructuring Activities and Asset Impairments

In July 2005, the Company announced a strategic reorganization of its business to combine its Biomedical Research Division and Diagnostic Division into a single company structure. As a result of these activities the Company expects to eliminate approximately a net 350 positions worldwide. The objective of the reorganization is to better enable the Company to leverage its personnel, technologies and products across the entire biomedical testing continuum. A charge of $0.9 million was taken for certain positions identified in September 2005, however the Company is in the process of evaluating these plans and expects to finalize them in the fourth quarter of 2005, at which time a charge of at least $30.0 million will be recorded for severance and related benefits. Additional charges may also be incurred in the fourth quarter of 2005 and into 2006 as other aspects of the reorganization are implemented.

As a result of the reorganization activities, the Company has decided to exit certain non-strategic products and products under development, as it was determined that it no longer had significant sales or cash flow expectations for these products. Accordingly, in September 2005, the Company recorded a $13.4 million charge to write-off patents and other related assets. The patent amounts were written down to their estimated fair values as determined by their discounted cash flows. This charge is primarily related to the decision to exit the Bovine Spongiform Encephalopathy (mad cow disease) project and a decision to discontinue certain products acquired in the 1997 acquisition of Saigan, Inc.

4.   Derivatives

The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company’s objectives for holding derivatives are to minimize currency and interest rate risks using effective methods to eliminate or reduce the impacts of these exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no underlying exposures. The following discusses in more detail the Company’s foreign currency and interest rate exposures and related derivative instruments.

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

Hedge ineffectiveness associated with the Company’s cash flow hedges was immaterial and no cash flow or fair value hedges were discontinued in the three and nine months ended September 30, 2005 and 2004.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. The Company estimates that $0.2 million of the unrealized loss ($0.1 million after tax) included in other comprehensive income at September 30, 2005 will be reclassified to other non-operating (income)expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge its exposure to fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

Pursuant to a reverse interest rate swap agreement associated with the Company’s $235.0 million Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7% and pays a floating interest rate based on the LIBOR (3.8 % as set on August 15, 2005). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At September 30, 2005, the fair value of the reverse interest rate swaps, with a notional amount of $140.0 million, was $7.6 million and is included in other long-term assets. An offsetting $7.6 million credit is included in long-term debt as a fair value adjustment.

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

5.   Comprehensive Income

The reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$36.2	$57.2	$132.8	$151.1
Foreign currency translation adjustment	(1.3)	(2.1)	(33.2)	10.2
Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $0.4 and $4.5 for the three and nine months ended September 30, 2005, respectively, and $0.8 and $0.2 for the three and nine months ended September 30, 2004, respectively	0.6	(1.1)	6.7	(0.3)
Reclassifications to non-operating income, net of income taxes of $0.1 and $1.6 for the three and nine months ended September 30, 2005, respectively, and $3.2 and $11.4 for the three and nine months ended September 30, 2004, respectively.	0.1	4.8	2.5	17.1
	0.7	3.7	9.2	16.8
Comprehensive income	$35.6	$58.8	$108.8	$178.1

6.   Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended September 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net income	$36.2	62.361	$0.58	$57.2	61.392	$0.93
Effect of dilutive stock options	—	2.249	(0.02)	—	4.021	(0.06)
Diluted EPS:
Net income	$36.2	64.610	$0.56	$57.2	65.413	$0.87

	Nine Months Ended September 30,
	2005			2004
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net income	$132.8	62.216	$2.13	$151.1	61.711	$2.45
Effect of dilutive stock options	—	2.689	(0.08)	—	4.079	(0.15)
Diluted EPS:
Net income	$132.8	64.905	$2.05	$151.1	65.790	$2.30

For the three and nine months ended September 30, 2005, there were 1.7 and 1.6 million shares, respectively, relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been antidilutive. There were no antidilutive shares excluded from the computation of diluted EPS for 2004.

7.   Sale of Assets

During the nine months ended September 30, 2005 and 2004, the Company sold certain receivables (“Receivables”). The net book value of these financial assets sold during the nine months ended September 30, 2005 and 2004 was $100.6 million and $59.0 million, respectively, for which the Company received approximately $102.7 million and $58.8 million, respectively, in cash proceeds. In 2005, approximately $41.6 million of these sales took place in the U.S. with the balance in Japan. In 2004, the majority of these sales took place in Japan with a minor amount in the US. These transactions were accounted for as sales and as a result the related Receivables have been excluded from the accompanying condensed consolidated balance sheets.

The agreements underlying the Receivables sales in the United States contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S. the Company services the sold Receivables whereby it continues collecting payments from the end user customer on behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the estimated life of the service period. At September 30, 2005 and December 31, 2004, there was $1.1 million and $1.0 million, respectively of deferred service fees included in accrued expenses on the condensed consolidated balance sheets. For the three months ended September 30, 2005 and 2004, there was $0.2 million and $0.1 million, respectively of deferred service fees amortized to income. For the nine months ended September 30, 2005 and 2004, there was $0.3 million and $0.4 million, respectively of deferred service fees amortized to income.

8.   Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	September 30, 2005	December 31, 2004
Finished products	$344.2	$315.9
Raw materials, parts and assemblies	136.7	123.6
Work in process	26.4	23.7
	$507.3	$463.2

Changes in the product warranty obligation were as follows (in millions):

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Beginning Balance	$13.8	$15.5
New warranties expense	16.4	46.8
Payments	(17.4)	(49.5)
Ending Balance	$12.8	$12.8

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses.

9.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2005 were as follows (in millions):

Total
Goodwill, December 31, 2004	$392.1
Settlements of Coulter pre-acquisition tax contingencies	(10.0)
Acquisitions	78.8
Currency translation adjustment	(0.7)
Goodwill, September 30, 2005	$460.2

Other intangible assets consisted of the following (in millions):

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$65.2	$(15.4)	$49.8	$59.2	$(22.6)	$36.6
Customer contracts	172.1	(52.4)	119.7	167.1	(47.2)	119.9
Other	45.0	(21.4)	23.6	43.6	(19.1)	24.5
	282.3	(89.2)	193.1	269.9	(88.9)	181.0
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6
	$422.4	$(89.2)	$333.2	$410.0	$(88.9)	$321.1

Recorded intangible asset amortization expense for the three months ended September 30, 2005 and 2004 was $4.7 million and $3.6 million, respectively. For the nine months ended September 30, 2005 and 2004 recorded intangible amortization expense was $12.1 million and $10.2 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is $16.7 million, $16.6 million, $15.6 million, $15.0 million and $14.2 million, respectively.

10.   Acquisition of Agencourt Bioscience Corporation

On May 31, 2005, pursuant to a stock purchase agreement, the Company completed the acquisition of all of the stock of Agencourt Bioscience Corporation (“Agencourt”), a leading provider of genomic services and nucleic acid purification products in the biomedical research market. The primary reason for the acquisition was to acquire Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology which provides state-of-the-art results for the isolation and purification of RNA and DNA which the Company plans to use for automated sample preparation systems for biomedical research and molecular testing.

The purchase price was approximately $100.4 million, net of cash acquired, and was financed by our operating cash flows and borrowings under our credit facility. The terms of the agreement provide for additional contingent payments of up to $40.0 million through 2007 which are based on operating results and product development activities. As these payments occur, they will be accounted for as additional purchase price. In September 2005, $2.0 million of additional purchase price was accrued as the result of the delivery of the first product.

Approximately $12.5 million of the purchase price was initially placed in an escrow account and was recorded in other assets on the Company’s condensed consolidated balance sheet. As stipulated in the purchase agreement, an additional $0.5 million of additional consideration was paid to the former shareholders of Agencourt and approximately $5.5 million of the escrow account was released in September 2005 as a result of the delivery of the final closing balance sheet of Agencourt. Payment of the remaining escrow account, approximately $7.0 million, is subject to certain indemnification obligations of Agencourt. The release of this escrow account, which could result in further adjustments to purchase price, will take place beginning in October 2006 through May 2008.

The results of operations of Agencourt have been included in the accompanying condensed consolidated financial statements from the date of the acquisition. Pro-forma results have not been presented as the results of Agencourt are not material in relation to the condensed consolidated financial statements of the Company.

11.   Retirement Benefits

The Company provides pension benefits covering the majority of its employees. Pension benefits for Beckman Coulter’s domestic employees are based on age, years of service and compensation rates. The Company’s funding policy is to provide currently for accumulated benefits, subject to federal regulations.

Certain of the Company’s international subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans. Unfunded foreign pension obligations are recorded as a liability on the Company’s condensed consolidated balance sheets.

The Company’s Postretirement Plan provides certain healthcare and life insurance benefits for retired United States employees and their dependents. Eligibility under the Postretirement Plan and participant cost sharing is dependent upon the participant’s age at retirement, years of service and retirement date.

The following table lists the components of the net periodic benefit cost (in millions):

	Pension Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$7.1	$5.8	$21.2	$17.1
Interest cost	11.5	10.6	34.6	32.1
Expected return on plan assets	(15.6)	(15.1)	(46.8)	(42.0)
Amortization of prior service costs	0.4	0.6	1.3	1.9
Amortization of actuarial loss	3.1	2.0	9.3	5.4
Curtailment loss	—	—	4.0	—
Net periodic benefit cost	$6.5	$3.9	$23.6	$14.5

	Postretirement Plans
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Service cost	$0.4	$0.5	$1.2	$1.9
Interest cost	1.1	1.3	3.3	4.9
Amortization of prior service costs	(1.2)	(1.2)	(3.6)	(3.6)
Amortization of actuarial (gain) loss	(0.3)	—	(0.9)	0.8
Net periodic benefit cost	$—	$0.6	$—	$4.0

In June 2005, in connection with the retirement of the Company’s former CEO, the Company recorded a $4.0 million curtailment charge related to his cash settlement election of an earned supplemental pension obligation.

12.   Commitments and Contingencies

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

Cardbeck Miami Trust—In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with its Miami facility. In April 2005, Cardbeck notified the Company that it received an assessment from the State of Florida in the amount of $4.4 million for sales tax, interest and penalties related to payments made by the Company to Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to sales tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of its agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction. The Company believes that, under Florida state law, this transaction is a financing transaction and is therefore not subject to sales tax under Florida’s Rental of Real Property law. The Company intends to vigorously defend this position which is based on relevant prior case law in the State of Florida and believes that this dispute will be ultimately adjudicated in favor of the Company. Accordingly, at September 30, 2005, no accrual has been made for this assessment.

Applera Corporation—In July 2002, Beckman Coulter filed a patent infringement action against Applera Corporation (“Applera”) in the U.S. District Court for the Central District of California. The complaint alleges that certain of the DNA sequencing instruments and thermal cyclers used for polymerase chain reaction (“PCR”) sold by Applera’s Applied Biosystems division infringe Beckman Coulter U.S. patents. The Company is seeking monetary damages and injunctive relief. Applera has responded to Beckman Coulter’s complaint by seeking a determination that the Beckman Coulter patents are invalid, unenforceable, and not infringed. Trial of the case is expected to begin February 27, 2006.

Hurricane Katrina—Beginning August 29, 2005, Hurricane Katrina severely impacted certain of the Company’s customers and leased equipment located in the gulf coast region. The Company continues to assess the estimate from the effects of Hurricane Katrina and has recorded a $4.9 million charge primarily to reserve for impaired receivables and write off damaged leased equipment. The Company does not expect significant insurance recoveries on these assets.

Other—In addition to the sales of certain receivables discussed in Note 7 “Sale of Assets,” the Company sells its instruments to a third-party financing company who then leases the instruments to an end user. Sales of instruments under this arrangement were $12.9 million and $27.5 million during the quarters ended September 30, 2005 and 2004, respectively and $46.4 million and $71.3 million during the nine months ended September 30, 2005 and 2004, respectively. The agreement underlying these sales indicates that the Company is responsible for up to 10% of end user customer defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities.

13.   Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Prior to the quarter ended September 30, 2005, the Company had two reportable segments: (1) Clinical Diagnostics, and (2) Biomedical Research. In the July 2005, the Company announced a reorganization whereby it will integrate the Clinical Diagnostics and Biomedical Research Divisions into a single company structure. The new structure creates four business centers focused on driving core product strategies. These business centers will be Chemistry Systems, Cellular Systems, Immunoassay Systems, and Discovery and Automation Systems. As a result of this activity, the Company has consolidated the two segments into one reportable operating segment. The Company’s CEO, who is also the Company’s chief operating decision maker, evaluates the Company’s various global product portfolios on a revenue basis, and profitability is evaluated on an enterprise-wide basis due to shared infrastructures.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Net sales (in millions):
Chemistry Systems	$172.9	$173.6	$516.4	$512.1
Cellular Systems	193.0	189.8	596.1	565.9
Immunoassay Systems	97.4	96.8	301.6	267.0
Discovery & Automation Systems	130.1	121.0	374.2	370.3
	$593.4	$581.2	$1,788.3	$1,715.3
Sales by geographic areas (in millions):
United States	$323.0	$322.4	$936.5	$955.5
International	270.4	258.8	851.8	759.8
	$593.4	$581.2	$1,788.3	$1,715.3

	September 30, 2005	December 31, 2004
Long-lived assets (in millions):
United States	$1,365.6	$1,271.4
International	256.9	244.0
	$1,622.5	$1,515.4

14.   Subsequent Events

On October 11, 2005, the Company acquired all of the stock of Diagnostic Systems Laboratories Corporation (“DSL’’) of Webster, Texas, for $138.0 million in cash. DSL is a leading provider of specialty immunoassays including proprietary technology for reproductive endocrinology and cardiovascular risk assessment. The Company plans to use the acquired technologies to enhance current immunoassay product offerings in reproductive endocrinology and cardiovascular diagnostics. The Company also plans to commercialize several of DSL’s manual tests on its automated platforms.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We design, manufacture and market systems that consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from lab solutions used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. We compete in a market segment that we estimate totaled approximately $40 billion in annual sales worldwide in 2004. We currently have products that address approximately half of that market.

Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. The majority of our instruments are leased to customers under either operating-type lease (“OTL”) or sales-type lease (“STL”) arrangements while our products in the Discovery and Automation Systems product area are generally cash sales. In the second quarter of 2005, we reviewed our leasing policies and decided to emphasize lease contracts with terms that are expected to result in more operating-type leases. This shift, which is expected to impact the U.S most significantly, was begun in the third quarter of 2005. However, we were not able to fully implement this policy change to OTL arrangements due to a large number of customer orders containing STL terms that were already in progress at the beginning of the quarter. As a result, we had more STL contracts and higher related hardware revenues in the third quarter of 2005 than had previously been expected. Beginning in the fourth quarter of 2005, we expect the majority of our leases in the U.S. to be operating type leases.

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

Our product areas serving the clinical diagnostics markets (Chemistry Systems, Immunoassay Systems, the majority of products within Cellular Systems and some of the products within Discovery and Automation Systems) have been experiencing modest growth as test volumes continue to increase as a result of factors such as an aging population, increasing expenditures on chronic diseases and other conditions requiring ongoing treatment (for example, diabetes, AIDS and cancer) and greater acceptance of Western medicine in emerging countries. Our customers are faced with increasing volumes of testing and a shrinking skilled labor pool while under constant pressure to contain costs. Consequently, it has become essential for manufacturers to provide cost-effective systems to remain competitive. A large number of the products in the Discovery and Automation Systems product area are dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets. We are seeing an increase in pharmaceutical and biotechnology research and development investment along with a growing need to simplify and automate testing in the research markets. These trends are driving growth in certain areas of this market where we are focused on becoming a provider of solutions for our various customers.

Products such as the UniCel® DxI 800 Access® immunoassay systems, the recently introduced UniCel® DxC 600 and 800 SYNCHRON® clinical systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In hematology, we continue to automate more of the testing process with recently introduced platforms to serve both high-volume hospital labs and small- to mid-sized labs.

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

Our after-market sales of chemistry kits, supplies and service have allowed us to generate substantial operating cash flows. We have used this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development as well as business and technology acquisitions. We have also used our operating cash flows to repurchase shares of our common stock and pay regular quarterly dividends. Our shift to operating-type leases will require additional investment in our equipment subject to lease and will reduce our cash flows in the next several years as we shift to this model.

In order to continue to grow the Company, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies, acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. We believe that our cash flow will enable us to continue to fund these activities. Additionally, we are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets such as general worldwide economic weakness, pressure on healthcare spending, constrained government research funding and our ability to obtain regulatory approvals for new products. We believe we are addressing these risks by providing our customers automated and cost effective solutions. A large number of our products require marketing authorizations from the U.S. Food & Drug Administration (“FDA”) and similar agencies in other countries. We believe that we have effective quality and compliance programs in place and have been successful in obtaining the necessary clearances for our new products from the FDA and other similar agencies.

Acquisitions

On May 31, 2005 the Company acquired all of the stock of Agencourt Bioscience Corporation (“Agencourt”) of Beverly, Massachusetts, a leading provider of genomic services and nucleic acid purification products in the biomedical research market. Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology provides state-of-the-art results for the isolation and purification of RNA and DNA. We plan to use SPRI in automated sample preparation systems for biomedical research and molecular testing. In addition to this technology, the acquisition brings talented scientists and a services business that will give the Company a real-time window into evolving customer needs.

On October 11, 2005, the Company acquired all of the stock of Diagnostic Systems Laboratories Corporation (“DSL”) of Webster, Texas, for $138.0 million in cash. DSL is a leading provider of specialty immunoassays including proprietary technology for reproductive endocrinology and cardiovascular risk assessment. We plan to use the acquired technologies to enhance our current immunoassay product offerings in reproductive endocrinology and cardiovascular diagnostics. We also plan to commercialize several of DSL’s manual tests on our automated platforms.

Reorganization

On July 22, 2005, the Company announced a reorganization whereby it will integrate the Clinical Diagnostics and Biomedical Research Divisions into a single company structure that will create synergies and improve focus as we address the entire biomedical testing continuum. The new structure creates four business centers focused on driving core product strategies. These business centers will be Chemistry

Systems, Cellular Systems, Immunoassay Systems, and Discovery and Automation Systems. In connection with the reorganization we have combined our two previous reportable segments, Clinical Diagnostics and Biomedical Research, into a single company structure resulting in one reportable segment. See Note 13 of the condensed consolidated financial statements for more information.

In the third quarter of 2005, in connection with the development of our reorganization plans, we decided to exit certain non-strategic products and products currently under development. To date, we have decided to exit our project related to Bovine Spongiform Encephalopathy (mad cow disease) and replace certain product technology acquired in our 1997 acquisition of Saigan, Inc. with improved technology from an outside vendor. As a result, it was determined that we no longer had significant sales and cash flow expectations for the related patent assets, and we recorded a $13.4 million charge to write-off the patent and other related assets.

As a result of the reorganization we expect to eliminate approximately a net 350 positions worldwide. The objective of the reorganization is to better enable us to leverage personnel, technologies and products across the entire biomedical testing continuum. We are in the process of evaluating these reorganization plans and expect to finalize them in the fourth quarter of 2005, at which time a charge of at least $30.0 million will be recorded for severance and related benefits. Additional charges may also be incurred in the fourth quarter of 2005 and into 2006 as other aspects of the reorganization are implemented.

Results of Operations

Revenues

The following provides product area and geographical sales information (dollar amounts in millions):

	Three Months Ended September 30,		Reported	Constant Currency
	2005	2004	Growth %	Growth %*
Chemistry Systems	$ 172.9	$ 173.6	(0.4)	(0.7)
Cellular Systems	193.0	189.8	1.7	1.2
Immunoassay Systems	97.4	96.8	0.6	0.3
Discovery and Automation Systems	130.1	121.0	7.5	7.5
Total	$ 593.4	$ 581.2	2.1	1.8
United States	323.0	322.4	0.2	0.2
International	270.4	258.8	4.5	3.8
	$ 593.4	$ 581.2	2.1	1.8

	Nine Months Ended September 30,		Reported	Constant Currency
	2005	2004	Growth %	Growth %*
Chemistry Systems	$ 516.4	$ 512.1	0.8	(0.7)
Cellular Systems	596.1	565.9	5.3	4.0
Immunoassay Systems	301.6	267.0	12.9	11.3
Discovery and Automation Systems	374.2	370.3	1.1	(0.5)
	$ 1,788.3	$ 1,715.3	4.3	2.8
United States	$ 936.5	$ 955.5	(2.0)	(2.0)
International	851.8	759.8	12.1	8.7
	$ 1,788.3	$ 1,715.3	4.3	2.8

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

As discussed above in the Overview, we are undergoing a shift from sales-type leases to operating-type leases. This increasing rate of operating-type leases has negatively impacted revenues in 2005. Under operating-type leases the recognition of instrument revenues and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under sales-type leases the recognition of instrument revenues and earnings is at the inception of the lease. The change to operating-type leases was expected to result in a significant decrease in reported revenues in the last six months of 2005 and a resulting decrease in earnings relative to previous expectations. This shift was expected to most significantly impact the U.S. However, we had a significant number of customer orders that contained STL terms in progress at the beginning of the third quarter of 2005 which were finalized during the quarter. As result we have not yet fully experienced the expected decline in revenues and had higher hardware revenues in the third quarter of 2005 than we had previously expected.

While the shift to operating-type leases did have a significant negative impact on third quarter 2005 results, we expect results in the fourth quarter of 2005 to be more significantly impacted as the majority of our new leases in the U.S. are likely to be operating-type leases. This shift is expected to impact instrument related revenues within most product areas with the exception of some products within Discovery and Automation Systems. Over the longer term, we expect this change to improve competitiveness and operating efficiency.

A discussion of sales by major product area for the three and nine months ended September 30, 2005 follows:

Chemistry Systems

Sales were flat in Chemistry Systems for the three and nine months ended September 30, 2005 due primarily to the shift to OTL customer contracts as this product area is one of the most affected by the leasing policy change. Absent the leasing policy impact, placements of our new Unicel® DxC 600 and 800 SYNCHRON® systems are outperforming our expectations and are contributing to increased year-over-year system placements in Chemistry Systems. As a result of the unit placements we are also generating significantly more consumables revenue in this product area. Partially offsetting our growth in chemistry consumables was the impact of raw material supply problems with certain reagents. We do not expect these supply problems to have a significant impact on our operating results in future periods. Sales of our rapid test kits are also performing well compared to prior year, aided by the recent release of the Hemoccult® ICT fecal occult blood testing kit.

Cellular Systems

Sales in Cellular Systems were up modestly for the three and nine months ended September 30, 2005. Sales in this area, which consist of hematology, coagulation and flow cytometry systems, are not as impacted as other product areas by the change in leasing policy due to the higher level of cash sales of these products that take place. Placements of FC 500 and XL cytometers and cell sorters contributed to growth in this area and were partially offset by declines due to the leasing policy changes.

Immunoassay Systems

Sales in Immunoassay Systems were relatively flat for the three months ended September 30, 2005 and up significantly for the nine months ended September 30, 2005 as this product area was also significantly impacted by the leasing policy change that began impacting revenues in the third quarter of 2005. We continue to experience solid placements of the UniCel®DxI 800 Access® Immunoassay System, and a related increase in reagent sales, as we increase our market share with this advanced high-throughput analyzer.

Discovery and Automation Systems

Sales in Discovery and Automation Systems were up significantly for the three months ended September 30, 2005 and flat for the nine months ended September 30, 2005. Sales in this area are less impacted by the leasing policy shift and were primarily a result of sales growth, for the quarter, in the Automation market, which was relatively flat for the nine month period. Automation sales take a considerable amount of time and effort to consummate and are therefore subject to significant quarter-to-quarter volatility. Lab automation continues to be a key emphasis for the Company and our overall strategy as our customers continue to focus on efficiency and cost savings that can be provided by increased automation. For the quarter and nine month period our ultra and high-performance and bench top centrifuges also contributed to sales growth in this product area.

Sales by Major Geography

Sales in the United States were up 0.2% and down 2.0% for the three and nine months ended September 30, 2005, respectively. The weakness in sales growth for the quarter and year to date was due primarily to the shift toward operating-type leases. Sales in Chemistry Systems, Cellular Systems and Immunoassay Systems were all negatively impacted by the leasing policy change while unit placements and reagent revenues were up across several product lines. Discovery & Automation revenues were up significantly for the three months ended September 30, 2005 aided by automation placements and sales growth in the life sciences markets.

International sales were up 4.5% and 12.1% in the three and nine months ended September 30, 2005, respectively, and up 3.8% and 8.7% in constant currency in the three and nine months ended September 30, 2005, respectively. International sales were led by results in Europe where we experienced growth in both Immunoassay Systems and Discovery and Automation in France and in our European dealer markets as our products continue to gain acceptance. Sales in Asia were aided by continued strength in China and South East Asia offset by a recent decline in demand in Japan for our Discovery products.

Gross profit

Gross profit as a percentage of sales (“gross margin”) was 46.5% and 48.1% for the three months ended September 30, 2005 and 2004, respectively. Gross margin was impacted by the following:

•       currency which favorably impacted gross margin by 0.2 percentage points; and was offset by;

•       higher costs in our service function as we invest more in personnel to support installation and training for our new instruments, which unfavorably impacted gross margin by 0.9 percentage points; and

•       higher costs associated with freight and new product support, which unfavorably impacted gross margin by 0.9 percentage points.

Gross margin was 46.5% and 47.7% for the nine months ended September 30, 2005 and 2004, respectively. Gross margin was impacted by the following:

•       currency which favorably impacted gross margin by 0.4 percentage points; and was offset by;

•       higher costs in our service function as we invest more in personnel to support installation and training for our new instruments, which unfavorably impacted gross margin by 0.4 percentage points;

•       higher costs for freight and new product support, which unfavorably impacted gross margin by 0.9 percentage points; and

•       unfavorable geographic mix, partially offset by higher product margins from an increase in the mix of revenues arising from higher profit consumables sales, which unfavorably impacted gross margin by 0.3 percentage points.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $10.9 million to $159.0 million or 26.8% of sales for the three months ended September 30, 2005 from $148.1 million or 25.5% of sales for the three months ended September 30, 2004. SG&A expenses increased $35.3 million to $468.2 million or 26.2% of sales for the nine months ended September 30, 2005 from $432.9 million or 25.2% of sales for the nine months ended September 30, 2004.

The increase in SG&A spending for the quarter was primarily a result of a $4.9 million charge to reserve for impaired receivables and to write-off damaged leased equipment as a result of Hurricane Katrina, which severely impacted our customers and leased equipment in the gulf coast region beginning August 29, 2005 as well as increased spending on selling and marketing activities related to our Chemistry, Immunoassay and other new product offerings.

For the nine months ended September 30, 2005, the increase in SG&A spending was primarily a result of a) the $4.9 million charge recorded as a result of Hurricane Katrina, described above; b) a $5.3 million charge in connection with the retirement of our former CEO as a result of supplemental pension plan elections and the acceleration of a restricted stock award in the second quarter of 2005; and c) a $1.7 million charge for a potential business development transaction that the Company decided not to pursue recorded in the second quarter of 2005; partially offset by d) a $2.6 million reduction of an environmental reserve in the second quarter of 2005 as a result of a decrease in the estimated costs of remediation.

Research and development (“R&D”) expenses increased $0.1 million to $51.6 million or 8.7% of sales for the three months ended September 30, 2005 from $51.5 million or 8.9% of sales for the three months ended September 30, 2004 and increased $3.5 million to $149.7 million or 8.4% of sales for the nine months ended September 30, 2005 from $146.2 million or 8.5% of sales for the nine months ended September 30, 2004. The increase in R&D spending is due primarily to the timing of certain projects and a general increase in the use of strategic product development relationships.

Restructuring Activities and Asset Impairments

As a result of the reorganization activities, the Company has decided to exit certain non-strategic products and products under development, as it was determined that it no longer had significant sales or cash flow expectations for these products. Accordingly, in September 2005, the Company recorded a $13.4 million charge to write-off patents and other related assets. Personnel related charges of $0.9 million were also taken for certain positions identified as part of the reorganization in September 2005.

Non Operating Income and Expenses

Interest income includes income from STL receivables. Interest income increased $1.6 million to $5.0 million in the third quarter of 2005 from $3.4 million in the third quarter of 2004 and increased

$4.1 million to $13.4 million in the nine months ended September 30, 2005 from $9.3 million in the nine months ended September 30, 2004, due primarily to retention of more of our STL receivables.

Interest expense increased $3.3 million to $12.4 million in the third quarter of 2005 from $9.1 million in the third quarter of 2004 and increased $8.0 million to $33.7 million in the nine months ended September 30, 2005 from $25.7 million in the nine months ended September 30, 2004 due primarily to a) credits to interest expense recorded in the quarters ended September 30, 2004 and June 30, 2004 ($1.0 million and $2.0 million, respectively) related to the successful resolution of certain segments of the IRS audits for the tax years 1998 through 2002, resulting in the elimination of the related interest accruals; and b) higher interest rates on the variable rate portion of our outstanding debt.

Other non-operating (income) expense was $(0.1) million and $7.2 million for the three months ended September 30, 2005 and 2004, respectively, and $13.7 million and $26.5 million for the nine months ended September 30, 2005 and 2004, respectively, and was comprised primarily of foreign exchange related expenses, which for the three and nine months ended September 30, 2005 were offset by a $1.3 million gain on the sale of STL receivables.

Income Taxes

At the end of each interim reporting period an estimate is made of the effective tax rate expected to be applicable for the full year. The rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any significant unusual items is reflected in the period in which they occur. The income tax rate, as a percentage of pre-tax income, was 17.0% for the third quarter of 2005, compared with 15.0% for the third quarter of 2004. The tax rate in 2005 was impacted by favorable IRS Notices relating to the American Jobs Creation Act of 2004 and geographic profit mix which includes the effect of the shift to operating-type leases. The tax rate in 2004 was favorably impacted by the resolution of certain segments of the Internal Revenue Service audit of the tax years ending in 1998 through 2002.

For the nine months ended September 30, 2005 the income tax rate, as a percentage of pre-tax income, was 19.9% compared with 23.6% for the nine months ended September 30, 2004. The 2005 year-to-date effective tax rate was impacted by favorable IRS Notices related to the American Jobs Creation Act of 2004, geographic profit mix and the final settlement, in the first quarter of 2005, of the remaining segments of the Internal Revenue Service audit of the Company for tax years 1998 through 2002. The tax rate in 2004 was favorably impacted by the resolution of certain segments of the Internal Revenue Service audit of the tax years ending in 1998 through 2002.

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

•       To reduce our borrowings under our credit facility that was drawn on to fund the acquisitions of Agencourt and DSL.

•       To facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements.

•       To increase our capital expenditures for customer leased equipment as we continue to shift toward operating-type leases.

•       To maintain and raise our quarterly dividend. Our dividend paid in the third quarter was $0.14 cents per share. In October 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.14 per share, payable on November 4, 2005 to stockholders of record on October 17, 2005.

•       To continue to repurchase shares of our common stock. In January 2005, our Company’s Board of Directors approved a plan authorizing the repurchase of up to 2.5 million shares of our common stock through 2006. During the first six months of 2005, 0.9 million shares were repurchased for $61.2 million under this plan. No shares were repurchased in the three months ended September 30, 2005.

Cash flows provided by operating activities were $277.9 million in the first nine months of 2005 as compared to $131.5 million in the first nine months of 2004. The major contributors to this improvement in operating cash flows were a $40.0 million contribution to the U.S. Pension trust in 2004 that did not recur in 2005 and increased cash collections of accounts receivable, resulting in an improvement in the Company’s days’ sales outstanding. As discussed previously, we did not experience the level of transition from STL to OTL arrangements as previously expected due to the number of contracts with STL terms that were already in process at the beginning of the third quarter of 2005. As a result operating cash flows were stronger than expected.

Our customers may enter into three forms of lease transactions associated with our instruments which have different impacts on operating cash flows, revenues and earnings as follows:

•       One form is an operating-type lease where the customer enters into a long-term contract to rent the instrument where we recognize revenue, earnings and operating cash flows over the life of the contract.

•       A second form is a sales-type lease where the customer enters into a long-term contract to lease the instrument where we recognize instrument related revenue and earnings up front but receive operating cash flows over the life of the contract. At our initiative, we occasionally monetize the accounts receivable related to these sales-type lease arrangements. For the nine months ended September 30, 2005 and twelve months ended December 31, 2004 we received $43.8 million and $36.0 million, respectively, under this program in the US. (see Note 5 of our 2004 Form 10-K).

•       A third form is an agreement with a third-party financing company who buys the instrument from us and in turn leases it to the end-user. Using this form, we recognize instrument revenue, earnings and operating cash flows at the time of sale. In the first nine months of 2005 and 2004 we received $46.4 million and $71.4 million, respectively, under this arrangement. To the extent the Company’s leasing policy changes, and as a result we do not engage in this third form of transaction going forward, revenue, earnings and operating cash flows could be reduced in the near term. However, over the long-term our aggregate revenue, earnings and operating cash flows under our customer contracts are expected to be unaffected. The Company estimates that operating cash flows could be reduced by up to $45 million in the remainder of 2005 and by up to $110 million in 2006, relative to 2004 when $110 million of cash flows were accelerated from future periods under this third form of transaction (see Note 15 of our 2004 Form 10-K). The Company plans to mitigate some of this impact on operating cash flows by continuing to monetize a portion of the U.S. accounts receivable related to sales-type lease arrangements, as described above in the description of the second form of lease transaction. At September 30, 2005 the balance of sales-type lease receivables in the U.S. was $103 million.

Investing activities used cash of $261.7 million and $114.9 million in the first nine months of 2005 and 2004, respectively. The increase was due primarily to the acquisition of Agencourt for $100.4 million and an increase in capital expenditures of $49.1 million from $106.6 million during the first nine months of 2004 to $155.7 million during the first nine months of 2005. This increase was primarily due to an increase in fixed assets for customer leased equipment, an increase in infrastructure related to insourcing of our U.S. distribution network and continued implementation of our global ERP system.

Financing activities used cash of $21.8 million in the first nine months of 2005 versus $62.0 million in 2004. The net decrease in cash outflows in 2005 is primarily due to a decrease in the amount of common stock purchased for treasury in 2005 compared to 2004, partially offset by a net decrease in borrowings.

On October 11, 2005, the Company acquired DSL of Webster, Texas for $138.0 million in cash. This transaction is being financed by available cash and additional borrowings under the Company’s credit facility (see below).

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management, Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through September 30, 2005, we have capitalized $132.4 million of costs associated with this ERP system, which includes $48.9 million of capitalized internal labor costs. Based on our geographic rollout strategy, as of September 30, 2005, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. We expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2007. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. This agreement amended the Company’s then-existing $400 million unsecured Credit Facility (which was due to expire in July 2005) to now provide the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. As of September 30, 2005, there was $30 million drawn on the $300 million Credit Facility.

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

At September 30, 2005, there have been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 35 to 39 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Management believes that at September 30, 2005, there has been no material change to this information.

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

•       product development activities resulting from the Agencourt and DSL acquisitions;

•       expected costs and benefits of the planned restructuring activities;

•       the impact of shifting our lease agreements from predominantly sales-type leases to predominantly operating-type leases;

•       our liquidity requirements and capital resources and the effects of litigation;

•       planned increases in our quarterly dividend payout ratio; and

•       our anticipated use of operating cash flows.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•       unanticipated delays in completing our ERP program;

•       loss of market share in our markets;

•       the effects of potential healthcare reform in the countries in which we operate or sell products;

•       unanticipated reductions in cash flows and difficulty in sales of assets as described in Note 7 of the condensed consolidated financial statements;

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of September 30, 2005 and December 31, 2004, the notional amounts of all derivative foreign exchange contracts were $308.9 and $397.8 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of September 30, 2005 and December 31, 2004 was $8.4 million and ($5.3) million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $22.1 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $10.7 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at September 30, 2005 were not materially different than those at December 31, 2004.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $0.5 million based on the amount of variable rate debt outstanding at September 30, 2005. This analysis includes the effect of our reverse interest rate swap derivatives, which changes the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 4 of the condensed consolidated financial statements.

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

As of September 30, 2005, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company’s internal controls over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. Other Information

Item 1.                        Legal Proceedings

The Company is involved in a number of lawsuits, which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on its results of operations, financial position or liquidity. However, the Company cannot give any assurances regarding the ultimate outcome of these lawsuits, and their resolution could be material to the Company’s operating results for any particular period, depending upon the level of income for the period.

In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In April 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for sales tax, interest and penalties related to payments made by the Company to Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to sales tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of its agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction and Cardbeck has tendered the assessment to the Company. Cardbeck has also demanded that the Company take certain actions with respect to the assessment. The Company has filed an administrative appeal of the assessment, asserting that this transaction is more properly characterized as a financing transaction under Florida state law and is therefore not subject to sales tax under Florida’s Rental of Real Property law. It has also informed Cardbeck that the actions it is demanding are not consistent with the terms of the agreement between them. The Company intends to vigorously defend this position which is based on relevant prior case law in the State of Florida and believes that this dispute will be ultimately adjudicated in favor of the Company. Accordingly, at September 30, 2005, no accrual has been made for this assessment.

In July, 2002 Beckman Coulter, filed a patent infringement action against Applera Corporation (“Applera”) in the U.S. District Court for the Central District of California. The complaint alleges that certain of the DNA sequencing instruments and thermal cyclers used for polymerase chain reaction sold by Applera’s Applied Biosystems division infringe Beckman Coulter U.S. patents. The Beckman Coulter patents are Re 37, 606 and Re 37, 941 which claim replaceable gels used in capillary electrophoresis and 5,4211,980 which claims a heated cover in a thermal cycler. The Company is seeking monetary damages and injunctive relief. Applera has responded to Beckman Coulter’s complaint by seeking a determination that the Beckman Coulter patents are invalid, unenforceable, and not infringed. Trial of the case is expected to begin February 27, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock during the three months ended September 30, 2005.

Item 5.                        Other Information

On February 8, 2005, the Board of Directors of Beckman Coulter, Inc. announced that Board Member Betty Woods was elected non-executive chairman. Ms. Woods, an 11-year veteran of the Beckman Coulter Board, succeeded retiring Executive Chairman John P. Wareham. The appointment was effective April 7, 2005 at the annual stockholder’s meeting. On April 4, 2005 the Board of Directors amended Ms. Woods’ compensation schedule by increasing her cash compensation by $105,500.

Item 6.                        Exhibits

2.1	Stock Purchase Agreement by and Among Beckman Coulter, Inc. as “Buyer” and Gopal Savjani, Rajesh Savjani and Anish Savjani as “Sellers” dated as of October 4, 2005.
10.1	Summary of Ms. Woods Compensation
15	Independent Accountants’ Review Report, November 3, 2005
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 3, 2005
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)
Date: November 1, 2005	By	/s/ SCOTT GARRETT
Scott Garrett
Chief Executive Officer
Date: November 1, 2005	By	/s/ JAMES GLOVER
James Glover
Senior Vice President and Chief Financial Officer
Date: November 1, 2005	By	/s/ CAROLYN D. BEAVER
Carolyn D. Beaver
Vice President & Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
2.1	Stock Purchase Agreement by and Among Beckman Coulter, Inc. as “Buyer” and Gopal Savjani, Rajesh Savjani and Anish Savjani as “Sellers” dated as of October 4, 2005.
10.1	Summary of Ms. Woods Compensation
15	Independent Accountants’ Review Report, November 3 , 2005
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 3, 2005
31.	Rule 13a-14(a)/15d-14(a) Certifications
32.	Section 1350 Certifications