Form 10-K
period 2005-12-31
BECKMAN COULTER INC
filed 2006-02-24
CIK 840467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 001-10109

BECKMAN COULTER, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-104-0600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4300 N. Harbor Boulevard, Fullerton, California	92834-3100
(Address of principal executive offices)	(Zip Code)

(714) 871-4848

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes  ☒ No

Aggregate market value of voting stock held by non-affiliates of the registrant as of February 13, 2006: $3,706,198,029

63,127,202 shares of the registrant’s Common Stock, $0.10 par value were outstanding as of February 13, 2006.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on April 12, 2006 is incorporated by reference into part III hereof.

PART I

Item 1. Business

Overview

Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. The Company designs, manufactures, and markets systems which consist of instruments, chemistries, software, and supplies that meet a variety of biomedical laboratory needs. Its products are used in a range of applications, from instruments used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. Beckman Coulter competes in market segments that it estimates totaled approximately $47 billion in annual sales worldwide in 2005. The Company currently has products which address approximately half of that market.

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

Company History

Beckman Coulter adopted its current name in April, 1998. The name change from Beckman Instruments, Inc. to Beckman Coulter, Inc. followed the October 1997 acquisition of Coulter Corporation.

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

Customers and Markets—The Biomedical Testing Continuum

From complex DNA sequencing to simple single-use diagnostic screening kits, Beckman Coulter is one of the largest companies devoted solely to biomedical testing. The Company provides the critical laboratory tools used to conduct basic research into the fundamental processes of human biology, to develop vaccines and drugs to treat disease, to conduct clinical trials and related research activities, and to perform everything from simple patient blood tests to complex diagnostic testing. Beckman Coulter’s customers are continuously searching for processes and systems that help them perform tests faster, more efficiently, and at lower cost. To meet these needs, the Company leverages its investment in research and development and uses its core competencies in technology, applications, distribution, and service to create a range of systems that integrate hardware, software, biological and chemical sciences for use across the spectrum of biomedical testing.

Clinical Diagnostic Testing

Once diagnostic technologies and tests are generally accepted and receive any necessary regulatory marketing clearances, they become part of routine patient care. Physicians order tests such as cholesterol, glucose, and complete blood cell counts on a daily basis. These tests are used to provide information for diagnosis and to help monitor the efficacy of therapy. Beckman Coulter has one of the broadest product lines available to the diagnostic laboratory. This product breadth allows the Company to provide a systems approach to improving total laboratory productivity. The Company’s systems can perform virtually all of the blood tests routinely performed on patient samples in the hospital laboratory.

The clinical diagnostics market encompasses the detection and monitoring of disease by means of laboratory evaluation and analysis of bodily fluids, cells, and other substances from patients. This type of testing is referred to as “in vitro diagnostic” (or “IVD”) testing. Due to its important role in the diagnosis and treatment of patients, IVD testing is an integral part of the overall management of patient care. Additionally, IVD testing is increasingly valued as an effective method of reducing healthcare costs through accurate, early detection of health disorders and by enhancing management of treatment, potentially reducing the length of expensive hospital stays and improving patient outcomes. The clinical diagnostics market also includes the area of specialty testing. As new diagnostic technologies and tests move from research applications into more general patient use, they are often performed in university teaching hospitals. Genetic testing, cancer monitoring and special immune system testing fall into this category.

IVD systems are composed of instruments, consumables, service and data management systems. They automate repetitive manual tasks, improve test accuracy, and speed the reporting of results to health care workers. Instruments typically have a five- to ten-year life. Consumables include both chemistries and supplies. Chemistries consist of reagents that react with the patient sample to produce measurable, objective results as well as calibrators and quality control materials. Supplies vary across application segments but are generally items such as sample containers, adapters, and pipette tips used during test procedures. Consumables and service generate significant ongoing revenues which continue throughout the life of an instrument. Sample handling and preparation devices as well as data management systems are becoming increasingly important components of IVD systems. These system enhancements improve testing quality, enhance lab safety, and reduce customer costs through improved productivity.

The major diagnostic fields that comprise the IVD industry are clinical chemistry, immunochemistry, microbiology, hematology and blood banking. Beckman Coulter has leading market positions in the three largest fields: clinical chemistry, immunochemistry, and hematology. It is also the leader in providing progressive automation solutions that help labs reduce testing turnaround time, lower labor expenses, ensure the quality of testing, and reduce overall healthcare costs. In addition, Beckman Coulter is active in point-of-care testing. These tests are used for rapid diagnosis or on-going patient monitoring. Some tests, such as CBCs (complete blood counts) are performed on analyzers designed for quick, single-sample results. Other tests are performed using disposable, single-use tests to screen for pregnancy, infectious disease, ulcer-causing bacteria, and indications of cancer. Beckman Coulter believes that the most important criteria its customers use to evaluate IVD systems are operating costs, reliability, service, and quality of results. It also believes that by providing a fully integrated system that is cost effective, reliable and easy to use, it builds loyalty among customers who value consistency and accuracy in test results.

The IVD industry market was estimated to be approximately $29 billion in 2005, based on annual sales worldwide. Beckman Coulter primarily serves the hospital and reference laboratory customers of the IVD market, who tend to use more precise, higher volume, and more automated IVD systems. In 2005, hospital and reference laboratory customers constituted approximately $12 billion of the IVD market.

Biomedical Research Testing

Biomedical research is the study of the characteristics, behavior, and structure of living organisms and their component systems. These are evolving markets, resulting from advances in genomics, proteomics, and the new emerging field of cellular based testing. With the rough map of the human genome complete, the work that will more directly affect patient care has begun, as researchers start to incorporate this information into specific studies to improve therapeutic efficacy. All of Beckman Coulter’s biomedical research products play a role in helping researchers to understand disease by simplifying and automating key testing processes.

Beckman Coulter’s biomedical research product line covers the continuum from disease research performed in academic centers to therapeutic research performed by biopharmaceutical companies to patient diagnosis testing performed in university medical centers and specialty laboratories. Biomedical researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes. Beckman Coulter focuses on customers doing research in university and medical school laboratories, research institutes, government laboratories, and biotechnology and pharmaceutical companies. The products that Beckman Coulter provides to serve these customers include centrifuges, robotic liquid handling systems, instruments for particle and cell analysis and characterization, capillary electrophoresis systems, DNA sequencers, genotyping systems, spectrophotometers, high pressure liquid chromatography (HPLC) systems, flow cytometers, pH meters, and liquid scintillation counters.

Universities and medical research laboratories represented about half of the market for biomedical research in 2005. These customers perform basic medical research to further understand the molecular basis of disease and clinical research, where human samples are used to characterize disease states.

Biotechnology firms and pharmaceutical companies represent the other half of the biomedical research market. They rely on Beckman Coulter’s instrument systems to speed the long and detailed drug discovery process. Also, once new therapeutics and vaccines emerge from the research phase, they move into clinical trials to evaluate their effectiveness, where Beckman Coulter products are used to monitor patient response and general health.

More than 125,000 Beckman Coulter systems operate in biomedical research laboratories today. The Company is a technological leader in robotic automation/liquid handling, centrifugation and capillary electrophoresis. Beckman Coulter has estimated that the market for biomedical research testing in 2005 was approximately $18 billion, based on annual worldwide sales.

Trends in the biomedical research market include growth in funding for proteomic, genomic, and functional analysis of cells for purposes of basic biomedical research and for genetic analysis and drug discovery research. Drug discovery research has further facilitated an increased demand for automation and efficiency in high-throughput processes.

Market Dynamics

The size and growth of Beckman Coulter’s markets are influenced by a number of factors, such as technological innovation in bioanalytical practice, government funding for basic and disease-related research (for example, heart disease, AIDS and cancer), research and development spending by biotechnology and pharmaceutical companies, healthcare spending, and physician practice patterns. As a result of cost containment pressures and the factors described above, Beckman Coulter expects its markets to grow in the mid-single digits over the short term. In the long term, Beckman Coulter expects worldwide healthcare expenditures for diagnostic testing to increase, primarily as a result of growing demand for services generated by the aging of the world population, increasing expenditures on diseases requiring costly treatment (for example, diabetes, AIDS and cancer), and greater acceptance of Western medicine and expanding demand for improved healthcare services in developing countries.

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

Growth in the biomedical research market is driven by funding for government and academic research pharmaceutical research and development spending and biotechnology investment. The competitive environment in drug discovery and development drives growth in biopharma, as pharmaceutical companies seek tools that speed the process of bringing new drugs to market. Industrial genomics, the application of genomic sequencing, is increasing as an out growth of the human genome initiative. Proteomics, the analysis of protein mass, structure and function is emerging. In its infancy is the study of cell-based research, cell function and activity. These three key focus areas—genomics, proteomics and cell-based research—require specific tools and applications to solve testing needs that may be specific to one therapeutic or apply to a broader range of processes used in the research, development and testing of new drugs.

Business Segments

In 2002, the Company was organized into three business segments—Clinical Diagnostics, Life Science Research, and Specialty Testing. In 2003, the Life Science Research and Specialty Testing segments were combined to form the Biomedical Research segment. In July, 2005, the Clinical Diagnostics and Biomedical Research segments were consolidated into a single, one-company structure containing four business centers: Chemistry Systems, Immunoassay Systems, Cellular Systems, and Life Science Discovery and Laboratory Automation Systems. These business centers are focused on core product strategies. Profitability is evaluated on an enterprise-wide basis due to shared infrastructures, accordingly, we report our results as one business segment.

Chemistry Systems

Routine Chemistry Systems

Routine chemistry systems use electrochemical detection or chemical reactions with patient samples to detect and quantify substances of diagnostic interest (referred to as “analytes”) in blood, urine, and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins, and enzymes. Beckman Coulter offers a range of automated clinical chemistry systems to meet the testing requirements of varying size laboratories, together with software that allows these systems to communicate with central hospital computers. To save time and reduce the opportunity for errors, systems identify patient samples through barcodes. Automated clinical chemistry systems are designed to be available for testing on short notice, twenty-four hours a day. Beckman Coulter has generally configured its systems for the work flow in medium and large hospitals, but the systems also have application in regional reference laboratories. More than 100 tests for individual analytes are offered for use with Beckman Coulter’s clinical chemistry systems. These systems range in price from $45,000 to over $500,000.

Beckman Coulter’s line of SYNCHRON® clinical systems is a family of products which include modular automated diagnostic instruments and the chemistries and other consumable products required to perform commonly requested diagnostic tests. The SYNCHRON systems were developed in response to changes in reimbursement policies for hospital and clinical laboratories that required them to be more efficient. The SYNCHRON systems have been designed as compatible modules which may be used independently or in various combinations with each other to meet the specific needs of individual customers. The smallest of these modules is the SYNCHRON CX®3Δ analyzer. It is designed to perform a number of the tests routinely ordered by physicians and has up to nine on-board chemistries. The SYNCHRON CX®4 PRO, CX®5 PRO, CX®7 Super, CX®9 PRO, and LX®20 PRO analyzers are random-access systems designed to perform routine chemistry profiles as well as some special chemistry profiles. These systems can perform over 85% of the laboratory’s general chemistry testing requirements. In 2005, the Company began shipping the new UniCel® DxC 600 and UniCel® DxC 800 SYNCHRON® clinical systems. These systems have the capacity for twice as many on-board tests as their predecessors, allowing customers to run more of the Company’s test menu on a single analyzer.

The IMMAGE system is a high-throughput immunochemistry analyzer for specific proteins, various immunologic markers, and therapeutic drugs. This system provides automated random-access testing which allows the operator to mix samples at random, eliminating the need to analyze in batches.

Primary Care Diagnostics

Primary care diagnostic products are used in physicians’ office laboratories, clinics, hospitals, and other medical settings. These products include a range of rapid diagnostic test kits and hematology instruments that give physicians immediate information to help them manage patient treatment. The Hemoccult® and Hemoccult® SENSA® tests are the accepted standard in fecal occult blood testing and are used as aids in screening for gastrointestinal disease and colorectal cancer. The Gastrocult® test is the only rapid test designed specifically for gastric occult blood and pH testing. The FlexSure® HP test is used to aid in the diagnosis of H. pylori infection, which is associated with peptic ulcers. The ICON® II hCG is the “gold standard” in manual pregnancy testing, detecting the lowest levels of hCG. In 2005, the Company introduced its Hemoccult® ICT test, an immunochemical fecal occult blood test (iFOBT) used for detecting fecal occult blood as an aid in colorectal cancer screening. Hemoccult ICT offers higher clinical sensitivity than traditional, guaiac-based tests, without compromising specificity for lower gastrointestinal (GI) bleeding. An added benefit is that the test requires no drug or dietary restrictions.

Electrophoresis Systems

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

Immunoassay Systems

Immunoassay systems, like routine chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. The key difference is that immunodiagnostic systems use antibodies and antigens as the central component in analytical reactions. Antibodies are created by an organism’s immune system and, when incorporated in test kits, provide the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, screen and monitor for cancer and cardiac risk, and provide important information in fertility and reproductive testing. Immunodiagnostic systems have been designed to meet the special requirements of these reactions and to simplify lab processes. They are able to automatically identify individual patient sample tubes and communicate with the laboratory’s central computer. Beckman Coulter offers over 60 immunoassay test kits for individual analytes.

Beckman Coulter’s primary immunoassay systems are the Access® family of immunoassay systems. The Access family includes the Access and Access 2 immunoassay systems and the UniCel® DXi 800 Access® immunoassay system. The Access and UniCel systems serve as a disease state management platform used to help medical professionals monitor critical parameters for thyroid function, anemia, blood viruses, infectious disease, cancer, allergy, fertility, therapeutic drugs, diabetes, and cardiovascular and skeletal diseases. The UniCel™ DXi 800 system is used primarily in large hospital and reference laboratories. The system provides enhanced test throughput, roughly four times the capacity of previously introduced models, and increased Beckman Coulter’s servable market by approximately thirty percent. These automated systems range in price from $60,000 to $350,000.

In 2005, Beckman Coulter acquired Diagnostic Systems Laboratories Corporation (“DSL”), a leading provider of specialty immunoassays including proprietary technology for reproductive endocrinology and cardiovascular risk assessment. DSL markets three proprietary reproductive endocrinology tests, including Inhibin A and B, and anti-Mullerian hormone. In addition, DSL holds exclusive rights to PAPP-A, a marker being evaluated for cardiovascular risk assessment.

Cellular Systems

Hematology Systems

Beckman Coulter’s blood cell systems use the principles of physics, optics, electronics, and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems allow clinicians to study formed elements in blood such as red and white blood cells and platelets. The most common diagnostic result is a “CBC” or complete blood count, which provides information on from eight to twenty-three different blood cell parameters. Beckman Coulter’s hematology product line is structured to address the differing requirements of the high, medium, and low volume portions of this market. The systems in the higher volume segment utilize volume, conductivity, and light scatter (VCS) technology in addition to conventional, electrical aperture-impedance (Coulter Principle) technology. Unlike other technologies, the Coulter VCS method counts and characterizes white blood cells while maintaining their near native integrity throughout the analysis. The systems in the lower volume segment rely exclusively upon electrical aperture-impedance technology. These products range in price from $10,000 to $120,000.

Systems designed for the high-volume segment include the COULTER® LH 750, 755, and 1500 series of hematology systems and the COULTER® GEN •S™ hematology systems. These systems offer features such as five-part white blood cell differential analysis, enumeration of nucleated red blood cells, random-access capability, and automated slide making and staining from a single aspiration of blood. The LH 1500 series of hematology automation systems are designed to link multiple analyzers, to automate the pre-analytical process, and to eliminate a number of post-analytical steps. Moderate volume hematology systems include the COULTER® LH 500 and COULTER® MAXM™ hematology systems. These systems offer the technology features of larger systems in a compact bench top system. Low-volume hematology systems include the COULTER® Ac•T™ family of hematology systems. All of the Ac•T series hematology analyzers are designed to use a very small sample volume, making them ideal for analysis of pediatric samples.

Hemostasis Systems

Hemostasis systems rely on clotting, chromogenic, and immunologic technologies to provide the detailed information that the clinician requires to diagnose bleeding and clotting disorders and to monitor anticoagulant therapy. Beckman Coulter offers a complete line of hemostasis systems and reagents as the North American distributor of the Instrumentation Laboratory (“IL”) line of hemostasis products. This product line has suitable systems to meet customer needs in every segment of the market. For the low volume segment, Instrumentation Laboratory’s ACL™ 100 and ACL™ 1000 deliver fully automated routine testing while the ACL™ 7000 adds the ability to perform clotting, chromogenic, and important immunoassays such as D-Dimer. The ACL™ 8000, and ACL™ 10000 are ideal for the mid-volume segment. These systems offer clotting, chromogenic, and immunoassay capability that allow users to perform a broad menu of routine and esoteric assays. The ACL™ Advance coupled with the recently released ACL™ TOP meet the challenges of large hospitals and reference laboratories requiring very high throughput and a broad menu of assays. To complement these analyzers, Beckman Coulter also offers Instrumentation Laboratory’s IL and Hemoliance brands of reagents. Utilizing these products, a laboratory has access to the broadest automated hemostasis menu in the industry, from routine screening tests such as the activated partial thromboplastin time and prothrobin time to a wide range of esoteric tests.

Cellular Analysis Products

Cellular analysis products utilize flow cytometry for numerous applications in basic research, clinical research and drug discovery. Flow cytometers rapidly identify, categorize, and characterize multiple types of cells in suspension. They extend analysis further by identifying a specific cell’s characteristics, either phenotypically or functionally, thereby allowing researchers to analyze specific cell populations. This analysis can be performed beyond blood to include bone marrow, tumors, and other cells.

Beckman Coulter’s line of flow cytometry systems includes the COULTER® EPICS® ALTRA™ HyPerSort Cell Sorting System, the COULTER® EPICS® XL™ Flow Cytometer, and the Cytomics FC 500 Series flow cytometry systems. The EPICS ALTRA system is used for advanced diagnostics and research. It is designed to perform sophisticated cell analysis and sorting applications using Beckman Coulter’s extensive portfolio of reagents. The EPICS ALTRA performs complex multi-parameter applications such as DNA analysis, physiologic measurements, chromosome enumeration, and the study of the hematopoetic process. The cell sorting capability of the system allows for the rapid separation of very large numbers of specific cell populations from a heterogeneous mixture.

The Cytomics FC 500 Series of flow systems are dual-laser, five-color cytometers aimed at the clinical research and non-routine clinical markets. The FC500 MPL system expands the customer base into the biopharmaceutical drug discovery and development processes. This system automates cellular based assays in the standard microtiter plate format and is complemented by Beckman Coulter’s extensive line of automated liquid handling systems. In 2004, the Company introduced the FC 500 CXP flow cytometer, a clinical version of the FC 500 intended for use in IVD applications. The FC 500 is useful in AIDS monitoring and can be used to perform the stem cell isolation and enumeration required in bone marrow transplant laboratories. The system also supports the complex, multi-parametric analyses required in leukemia and lymphoma research. These products sell in the $150,000 to $400,000 range.

The Company’s immunomics line of products includes its ITAg™ MHC Tetramers and iTopia Epitope Discovery System. Performed on flow cytometers, these are used in a variety of clinical research activities to help researchers and biopharmaceutical companies study autoimmune diseases and assess immune responses.

Discovery and Automation

Clinical Laboratory Automation

In recent years, automation has become an increasingly important element in the operation of clinical laboratories as a result of a worsening shortage of skilled laboratory personnel and an increasing focus on efficiency and cost savings. Beckman Coulter addresses these needs through its Power Processor System, which allows the laboratory to automate a number of pre-analytical steps, including sample log-in and sorting through bar code technology, centrifugation, and cap removal. The Power Processor System also sorts the prepared samples into discrete racks for further processing on the Company’s clinical chemistry, immunoassay and hematology systems. The Power Processor can be integrated with modules, track systems, and analyzers to create comprehensive laboratory automation which handles virtually all of the laboratory’s preanalytical, analytical, and postanlytical processes. In 2004, Beckman Coulter also debuted “Command Central”, a unique suite of software and hardware tools designed to automate processes and data management in the clinical laboratory.

The SYNCHRON LXi 725 system integrates Beckman Coulter’s Access immunoassay and SYNCHRON clinical chemistry technologies into a single system, consolidating the majority of chemistry and immunoassay testing onto one work cell and providing consolidated sample handling and data management. The LXi 725 is also the only system on the market that performs closed tube sampling for both chemistry and immunoassay testing.

Life Sciences Automation

Beckman Coulter’s products are used in many parts of the drug discovery process. An important application for the robotic automation products is in primary screening. The primary screen is performed to test libraries of compounds for possible interaction with a target protein associated with a disease state. High-throughput screening is a term that is often used to describe a testing process that involves the screening of 100,000 or more compounds. Other important drug discovery applications which can also require samples to be processed in an automated or high-throughput mode include target identification, secondary screening, and pre-clinical testing. The Human Genome Project, the SNP Consortium, and a host of “gene hunter” companies are currently providing valuable genetic information to pharmaceutical companies that allow the pharmaceutical companies to select relevant target proteins. The analysis of massive amounts of genetic information requires the automation of sample preparation in order to meet the aggressive timetables which have been established for some of these projects.

Liquid handling robotic workstations and integrated systems automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations performed by these workstations include the dispensing, measuring, dilution, and mixing of samples and analysis of reactions as well as robotic manipulation of samples. The Biomek® family of liquid handling systems use sophisticated scheduling and data handling software to help biotechnology and pharmaceutical firms substantially reduce the time to market for new drugs by allowing them to process assays 24 hours a day. In 2004, Beckman Coulter released two new platforms in this family, the Biomek® NX and Biomek® 3000 liquid handling systems. These platforms are designed for DNA, protein, forensic and molecular diagnostics applications. The Biomek® Assay Workstation is a software tool that provides the capability to combine the workstation with other laboratory devices to provide a more powerful and flexible integrated solution. As part of its menu expansion activities, Beckman Coulter continues to automate third-party chemistry kits used in biodefense, biopharma, and molecular diagnostic applications. Prices for these systems range from $50,000 to $500,000.

Microplate readers allow highly parallel analysis of biomolecules and are standard tools used in Systems Biology and drug discovery operations. The DTX 800 and 880 readers use an innovative optical design and can be integrated with existing automation systems or used in stand alone operations. These readers sell in the range from $15,000 to $22,000.

Biomarker Discovery

One developing area is the identification of proteins that are biomarkers of particular disease states. Serum, plasma and tissue proteomes are all sources for biomarker discovery; however, the complexity and number of proteins that must be evaluated create a significant separation and quantitation challenge for the researcher. High resolution proteome fractionation and low abundance proteome enrichment are required in order to perform biomarker discovery across a broad range of the proteome. Beckman Coulter leads in this area with its ProteomeLab™ line of proteome fractionation and enrichment solutions. The ProteomeLab PF 2D is an innovative high resolution multi-dimensional proteome fractionation system which allows the fractionation and profiling of proteins expressed in response to normal development, disease and drug administration. The ProteomeLab PPS and SP sample preparation systems utilize the power of multiplexed IgY affinity capture chemistry to enrich proteins of low abundance. Together these systems enable researchers to reach much greater depths of the proteome. These systems are packaged as complete solutions with automation, chemistry and informatics and range in price from $25,000 to $150,000.

Genetic Analysis Systems

DNA sequencers allow researchers to determine a nucleic acid sequence and its single nucleotide polymorphism variations (SNPs) between different study cohorts through an electrophoretic separation. These techniques are central to molecular biology and the understanding of the genetic component of life processes. Beckman Coulter’s primary entry in the DNA sequencing field is its CEQ™ series of genetic analysis systems. These systems use capillary electrophoresis technology, along with Beckman Coulter’s proprietary linear polyacrylamide gel to obtain large reads of genetic code in less time. Beckman Coulter’s initial entry into this field, the CEQ 2000XL, provided fully automated DNA sequencing and fragment analysis. The CEQ™ 8000 DNA analysis system offered expanded genetic analysis procedural capabilities, including the ability to perform SNP analysis. The CEQ 8800 provided increased sample handling capacity for high volume users. The CEQ 8800 is capable of processing two 96-well plates, allows unattended overnight analysis, and tracks the samples through the analysis process. DNA analysis systems sell in the range of $70,000 to $110,000.

In 2005, Beckman Coulter acquired Agencourt Bioscience Company, a leading provider of genomic services and nucleic acid purification products in the biomedical research market. Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology provides state-of-the-art results for the isolation and purification of RNA and DNA. This robust and proven technology is in daily use with Beckman Coulter’s Biomek® automated liquid handling systems in Agencourt’s genomic services business and the SPRI technology was used to prepare sequencing samples for more than one third of the human genome.

One developing aspect in the variations in genetic code represented by SNPs is their potential use to help identify genes that predispose people to certain illnesses and cause unique responses to treatment. Scientists hope to understand how and when these genetic variations are manifested differently in chronic conditions like asthma, diabetes, heart disease, and cancer. Association of sequence variation in individuals with specific illnesses or drug responses using SNP genotyping analysis is generally considered to be more amenable to automation, simpler, more rapid, and less expensive than using DNA sequencing. DNA microarrays, in combination with a sequencing chemistry termed single base primer extension (SBE), allow these SNP genotyping analyses through separation of many individual SNP analyses in parallel on microarrays of specific detection “tag” molecules. In late 2002, Beckman Coulter signed several agreements with Orchid BioSciences, Inc. to obtain rights to use their SNP-IT™ SNP analysis technology on various platforms and to acquire their SNP genotyping system, SNPstream® version 1. The Genome Lab™ SNPstream version 2 is a second-generation genotyping system capable of performing over 3,000,000 genotype analysis per day. This automated scaleable multiplexing system integrates hardware, software and reagents into a compact design. The SNPstream products also include Autoprimer.com, a unique web-based tool that automatically designs genotype experiments and associated reagents using proprietary algorithms. Beckman Coulter has further collaborated with companies such as Third Wave Technologies, Sequenom and Promega Corporation to automate front-end sample processing for DNA sequence SNP analysis, using products such as Beckman Coulter’s Biomek® automated laboratory workstations and SAGIAN™ Core systems to streamline the task. These products provide customers with the means to perform low-cost, automated assay development as well as accurate analysis of tens of thousands of human genetic variations.

Centrifugation

Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA, viruses, and other cellular components to retain their biological activity. Beckman Coulter’s centrifuges also are finding uses in genomic and proteomic research, where the instruments increase productivity in sample preparation. Centrifuge models range from small table top units, such as the Microfuge®, Allegra™ X-12, Allegra™ X-22, Allegra™ X-15R line of products to larger, free-standing units, such as the Avanti® J Series. Centrifuges are priced from $2,000 to $250,000.

Particle Characterization

Focused on the basic characterization of cells and raw materials, Beckman Coulter offers a spectrum of products that count, size and perform other analyses. Based on three basic platforms, Beckman Coulter offers solutions founded on the distribution of small particles by light scattering, of small particles and on the Electrical Sensing Zone (Coulter Principle) for count and size of particles and cells.

These “Coulter Counter”-based instruments are commonly used in areas such as platelet cell counting research for body fluids. The Vi-CELL™ cell viability analyzer is a small analyzer that automates the labor intensive, manual process widely used in tissue culture studies and cell yields from fermentation processes. In 2003, a higher resolution unit was introduced that permits analysis of smaller cells. The Vi-CELL is currently offered in two configurations, with prices ranging from $35,000 to $50,000.

The LS series of Light Scattering and Multisizer family of particle counting and sizing instruments also play a key role in product development and quality control applications for the pharmaceutical, biotechnology, food, beverage and other industries requiring particulate analysis. These instruments are sold in a number of different configurations and are offered in price ranges from $40,000 to $65,000.

Life Sciences Tools

Beckman Coulter offers a variety of tools used to advance basic understanding of life processes. Much of this basic research is performed in university and medical school labs, research institutes and government labs. The same research systems are also used for applied research in pharmaceutical and biotechnology companies. Product categories include high pressure liquid chromatography (“HPLC”), capillary electrophoresis, protein microarray systems, microplate readers and washers, spectrophotometers, pH meters, and liquid scintillation counters.

High pressure liquid chromatography (HPLC) uses pressurized solvents to mobilize sample mixtures through columns packed with solid or gel phase separating agents. Beckman Coulter focuses on biologically related applications and sells a variety of products under the System Gold® name.

Capillary electrophoresis uses the electrical charge found on biological molecules to separate mixtures into their component parts. Its chief advantages are its ability to process very small sample volumes, separation speed, and high resolution. The technique is considered a complement to HPLC and is highly effective in rapid separation and analysis of a variety of molecules in numerous applications. These applications are utilized in basic research, pharmaceutical methods development and quality control and include genetic analysis, ion analysis, chiral drug analysis, protein and peptide analysis and carbohydrate analysis. Beckman Coulter has three major research platforms utilizing capillary electrophoresis technology, which include the P/ACE™ MDQ series capillary electrophoresis systems, the ProteomeLab™ PA 800 series protein characterization systems and the CEQ™ 8000 series genetic analysis systems. The ProteomeLab™ PA 800 and 800s were introduced in 2003 as advanced protein analysis systems to allow researchers to resolve and quantify proteins by their isoelectric point and molecular weight. The system also generates high-resolution peptide maps and carbohydrate profiles and provides front-end separation to mass spectrometry. Capillary electrophoresis systems sell in the range of $30,000 to $90,000.

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

Researchers often insert radioactive atoms into compounds that are then introduced into biological systems. The compounds can be traced to a specific tissue or waste product by measuring the amount and type of radioactive label that is present with a liquid scintillation counter. Beckman Coulter’s LS™ series liquid scintillation counters are use for these purposes. These systems sell in the $16,000 to $30,000 range.

Molecular Diagnostics

Molecular diagnostics is an emerging and promising field that includes genotyping and genetic disease testing. As knowledge of the genome and its functioning continues to expand, new applications are being developed and, in some cases being used today, as diagnostic tools as well as in genetic disease susceptibility testing. Beckman Coulter began focusing on this market in 2002 with the development of applications for molecular pathology that leverage Beckman Coulter’s CEQ 8000 technology. In 2005, Beckman Coulter introduced the Vidiera™ NsD Nucleic Sample Detection Platform, for the fully automated detection of nucleic acids, post amplification, followed by the Vidiera™ NsP Nucleic Sample Preparation Platform, which is used in molecular diagnostic applications in virology and pathology.

Competition

To effectively compete in Beckman Coulter’s markets, a company must make the research and development investment and establish the technical infrastructure needed to develop complex systems which require the integration of engineering, life science (biological and chemical), and computer science disciplines. In addition, it is necessary to have an extensive worldwide distribution infrastructure with highly qualified personnel to provide sales, service, customer training, and technical product support. Also, in some cases, authorization to market clinical diagnostics products must be obtained from regulatory authorities in the United States and other countries.

Nevertheless, Beckman Coulter encounters significant competition from many domestic and international manufacturers, with many companies participating in one or more parts of each market. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. In addition, Beckman Coulter competes with several companies that offer reagents, consumables and service for laboratory instruments that are manufactured by Beckman Coulter and others.

Competitors in the clinical diagnostics market include Abbott Laboratories (Diagnostics Division), Bayer, Dade Behring, Diagnostics Products Corporation, Johnson & Johnson (Ortho Clinical Diagnostics), Roche, and Sysmex Corporation. Competitors in the biomedical research market include Agilent Technologies (Chemical Analysis Group), Applied Biosystems (ABI), Becton Dickinson and Company (BD Bioscience Immunocytometry Systems), Bio-Rad Laboratories, Inc., Caliper/Zymark, GE (Amersham Biosciences), Hamilton, Hitachi High-Technologies Corporation (Life Sciences), PerkinElmer, Inc., Shimadzu Corporation, Tecan Group, Ltd., Thermo Electron Corporation (Life Sciences), and Waters Corporation.

Research and Development

Beckman Coulter’s new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers’ laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, and automated sample processing and information technologies. Beckman Coulter’s research and development teams are skilled in a variety of scientific, engineering, and computer science disciplines, in addition to a broad range of biological and chemical sciences. Beckman Coulter’s research and development expenditures were $208.9 million in 2005, $200.0 million in 2004, and $194.3 million in 2003.

Sales and Service

Beckman Coulter has sales in more than 130 countries. Most of Beckman Coulter’s products are distributed by Beckman Coulter’s sales groups which maintain their own marketing, service and sales forces in major markets. However, Beckman Coulter also employs independent distributors to serve those markets that are more efficiently reached through such channels. In addition to direct sales of its instruments, Beckman Coulter leases certain instruments to its customers, principally those used for clinical diagnostic applications in hospitals.

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

Beckman Coulter actively seeks and maintains exclusive patent rights in areas of technology important to its business. Beckman Coulter currently maintains a worldwide patent portfolio of approximately 2600 active patents and pending applications for patents In the U.S. alone, Beckman Coulter’s patent portfolio includes 665 active U.S. patents and 212 applications for U.S. patents, with the balance being patents and pending applications on selected products or technologies in markets outside the U.S. The entire portfolio of patents and applications is distributed between its diagnostic and bioresearch instruments and platforms, and the chemistries and kits used with them.

The Beckman Coulter patent portfolio provides the company a level of exclusivity with respect to its products, and serves as the basis for negotiating licenses with others having exclusive rights. When appropriate, Beckman Coulter obtains exclusive or non-exclusive patent licenses under patents owned by third parties.

Government Regulations

Beckman Coulter’s products and operations are subject to a number of federal, state, local and foreign laws and regulations. It believes that its products and operations comply in all material respects with these laws and regulations. Although Beckman Coulter continues to make expenditures to comply with these requirements, it does not anticipate any expenditures which would have a material impact on the Company’s operations or financial position; however, it is possible that the modification of existing laws or regulations or the adoption of new laws or regulations in the future may have a material impact.

Virtually all of the Company’s clinical diagnostics products and some of its biomedical research products are classified as “medical devices” under the United States Food, Drug and Cosmetic Act. The Food, Drug and Cosmetic Act requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with regulations administered by the United States Food & Drug Administration (“FDA”). These regulatory requirements include the following:

•       Establishment Registration—The Company must register with the FDA each facility where regulated products are developed or manufactured. These facilities are periodically inspected by the FDA.

•       Marketing Authorization—The Company must obtain FDA authorization to begin marketing a regulated product in the United States. For most of the Company’s products, this authorization is obtained by submitting a pre-market notification which simply provides data on the performance of the product. These data are reviewed by FDA’s staff and, in most cases, authorization to begin marketing is received within ninety days from submission of the notification. A small number of products must go through a formal pre-market approval process which includes the performance of clinical studies and review of the product by a formal scientific review panel.

•       Quality Systems—The Company is required to establish a quality system which includes procedures for ensuring that regulated products are developed, manufactured, and distributed in accordance with specified standards. The Company also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products.

•       Labeling—The labeling for the products must contain specified information and, in some cases, the FDA must review and approve the labeling and any quality assurance protocols specified in the labeling.

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

The Food, Drug and Cosmetic Act gives the FDA the authority to bring legal action to enforce the act and address violations. Legal remedies available to the FDA for violations of the act include criminal prosecution, seizure of violative products, injunctions against the distribution of the products, and the assessment of civil penalties. The FDA normally provides companies with an opportunity to correct alleged violations before taking legal action.

The European Union (“EU”) has adopted a significant international quality standard, the International Organization for Standardization Series 9000 Quality Standards (“ISO 9000”). Beckman Coulter’s major manufacturing operations and development centers have been certified as complying with the requirements of the appropriate ISO 9000 standard. Many of Beckman Coulter’s international sales and service subsidiaries also have been certified as complying.

The EU also has adopted a number of “directives” that specify requirements for medical devices, including a directive covering in vitro diagnostic products that became effective in December 2003. The key requirements of this In Vitro Diagnostic Directive (“IVDD”) include the following:

•       Essential Requirements—The Directive specifies “essential requirements” which all medical devices are required to meet. The requirements are similar to those adopted by the FDA relating to quality systems and product labeling.

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

Although few of the Company’s products are directly regulated by environmental laws, they may be impacted by environmental requirements that apply to the Company’s customers. For example, the European Union and a number of jurisdictions in the United States have adopted laws requiring electronic components to be recycled rather than discarded. Similarly, a number of customers are located in areas which either ban outright or prohibit the disposal of chemicals such as mercury, lead and other heavy metals, cyanides and certain organic compounds. In some cases, manufacturers of chemicals that the Company uses as raw materials have withdrawn those materials from the market due to perceived environmental issues. The Company has adopted a number of programs to address these various requirements and, in a few cases, has been required to redesign products to address them.

The Company also remains subject to costs of remediating sites where the Company formerly conducted operations or where it disposed of wastes. For some of these sites, the Company is one of a large number of parties required to contribute toward remediation of the site. To address these contingent environmental costs, the Company establishes reserves when the costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the reserves established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on the Company’s operations, financial condition or liquidity, although no assurance can be given in this regard.

In 1983, the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency (“EPA”) issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The EPA has agreed that the Company has completed remediation of a substantial portion of the site. In 2005, the EPA amended the Record of Decision to allow the Company to discontinue pump and treat activities and instead implement monitored natural attenuation as the remedial action for the small portion of the site where remedial action is still needed. SmithKline Beckman, the Company’s former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company’s earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by the Company. In 1988, The Prudential Insurance Company of America (“Prudential”), which had purchased the property from the Company, filed suit against the Company in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for the upper water bearing unit. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring is being conducted for a period of time to verify that groundwater conditions remain acceptable. The Company believes that additional remediation costs, if any, beyond those already provided for to address the contamination discovered by the current investigations, will not have a material adverse effect on the Company’s operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

Employee Relations

As of December 31, 2005, Beckman Coulter had approximately 7,239 employees located in the United States and approximately 3,177 employees in international operations. Beckman Coulter believes its relations with its employees are good.

Geographic Area Information

Information with respect to the above-captioned item is incorporated by reference to Note 16, “Business Segment Information” of the consolidated financial statements included in Item 8 of this report.

Available Information

Beckman Coulter routinely files reports and other information with the SEC, including Forms 8-K, 10-K, 10-Q, and 11-K, Form S-8, and Form DEF 14A. The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is “http://www.sec.gov”

The Company maintains an Internet website which includes a link to a site where copies of the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. These materials may be obtained by accessing the website at “http://www.beckmancoulter.com” and selecting “Investor Relations”. Paper copies of these documents also may be obtained free of charge by writing to the Company at “Beckman Coulter, Inc., Office of Investor Relations (M/S A-38-C), 4300 N. Harbor Blvd., P. O. Box 3100, Fullerton, CA 92834-3100”

Item 1.A. Risk Factors

This report on Form 10-K, the Company’s quarterly reports on Form 10-Q, its other SEC filings, its press releases, and its other written and oral statements throughout the year may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be recognized by the use of terms such as “should”, “may”, “outlook”, “anticipates”, “expects”, and “foresees”. All forward-looking statements are based on information available and the Company’s expectations at the time they are made, and are subject to a number of risks and uncertainties, some of which are beyond the Company’s control. Actual results could differ materially.

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

Many biomedical research customers are reliant on government funding and a number of clinical diagnostics customers rely on prompt and full reimbursement by Medicare and equivalent programs in other countries. Biomedical research sales also are affected by factors such as the level of government funding for biomedical research, bioterrorism, forensics, and food safety, pharmaceutical company spending policies, and access to capital by biotechnology start ups. Clinical diagnostics sales are affected by factors such as consolidation among customers and the Company’s ability to enter into contracts with group purchasing organizations and integrated health networks.

Sales, in general, also are affected by factors such as the effect of potential health care reforms, loss of market share through aggressive competition, the rate at which new products are introduced by the Company and its competitors, the extent to which new products displace existing technologies, competitive pricing, especially in areas where currency has an effect. Other factors that could affect sales include the effect of natural disasters such as hurricanes and earthquakes on the Company’s customers, the impact of global political conditions, and general economic conditions in significant foreign countries in which the Company does business, such as Japan and Germany.

A substantial portion of the Company’s placements of instrument systems are under leases or bundled contracts for instruments, reagents and service. During 2005, the Company announced that it was moving from an emphasis on sales-type leases to an emphasis on operating-type leases, in response to customer preferences. This change should not affect the Company’s total revenues over the long term, typically five years, but it does have a short term impact. Under a sales-type lease, instrument revenues from the transaction are recognized at the inception of the lease, while under an operating-type lease, recognition of instrument revenue is spread out over the term of the lease. As the change in emphasis is implemented, the Company’s revenues will be lower than they otherwise would have been. The impact of this change will depend on the actual timing and magnitude of the transition from sales-type leases to operating—type leases for new lease arrangements as well as the number of sales that would have been completed as cash sales but are now completed as operating-type leases.

Earnings and Financial Results of Operations

Actual earnings may differ from those estimated due to a variety of factors. Primary among these is the level of sales and the timing and size of orders. Earnings also may be significantly impacted by unanticipated increases in the costs of labor, raw materials, freight, utilities, and other items needed to develop, manufacture, and maintain our products and operate our business. Since the Company does a substantial part of its business outside of the United States, earnings also can be significantly impacted by currency fluctuations, changes in foreign currency exchange rates, and currency hedging costs. Earnings also may be impacted by unanticipated increases in interest rates on the portion of the Company’s debt that is not fixed, thereby increasing the Company’s interest expense. Earnings per share (EPS) may be affected by the number of shares outstanding and, with respect to diluted EPS, the number and value of options outstanding. Changes in tax laws and their interpretation in the United States and other countries and the effect of taxes and changes in tax policy also may have an effect.

In recent years, consolidation among health care providers and the formation of buying groups has put pressure on pricing. Similarly, increases in the number of instrument systems leased rather than purchased could change the timing of earnings. These pressures challenge the Company’s ability to maintain historical profit margins, unless it can also obtain equivalent decreases in operating costs.

Beckman Coulter’s products and operations are subject to a number of federal, state, local and foreign laws and regulations. While it believes that its products and operations comply in all material respects with these laws and regulations, a determination that the Company is not in compliance could subject it to civil and criminal penalties, prevent it from manufacturing or selling its products, and cause it to incur substantial costs in order to come into compliance. In addition, changes to existing laws or regulations or the adoption of new laws or regulations also could prevent it from manufacturing or selling its products and cause it to incur substantial costs in order to come into compliance.

In July, 2005, the Company announced a reorganization to better align the company for future growth, which included combining the two operating divisions into a “one-company” structure, focusing on a smaller number of the strongest opportunities and taking a restructuring charge. The Company’s earnings and financial results of operations have been and will be impacted by the amount and timing of the restructuring and related charges and savings.

In 2006, the Company is required to implement Statement of Financial Accounting Standards, (“SFAS”) No. 123(R), “Share-Based Payment”. Adoption of this statement will increase compensation expense recorded by the Company. We estimate the impact in 2006 will be increased expense of approximately $20 million, or $12 million, net of tax (approximately $0.20 per diluted share).

Products

The Company’s ability to continue to grow depends on its success in continuing to improve its existing products and develop new products that meet the needs and expectations of its customers. The development of these products requires the Company to successfully integrate hardware, software, and chemistry components. Consequently, the expected introductions of new products may be impacted by factors such as the complexity and uncertainty in the development of new high-technology products and the availability of qualified engineers, programmers, and other key labor categories. Product introductions also may be impacted by the viability of supply partners for those products where Beckman Coulter is a distributor.

In addition, the Company’s ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property. Finally, the introduction of new products may be affected by delays in obtaining any government marketing authorizations necessary to market the products, particularly in clinical diagnostics.

Difficulty in obtaining raw materials and components, especially in the rapidly evolving electronic components market, usually does not affect the introduction of new products, but may affect the Company’s ability to achieve anticipated production levels. In addition, in some cases, the Company is dependent on a small number of suppliers of finished products and of critical raw materials and components and its ability to obtain, enter into or maintain contracts with these suppliers. On occasion, the Company has been forced to redesign portions of products when a supplier of critical raw materials or components terminated its contract or no longer made them available. Political events and natural disasters that affect the Company’s customers can have the same effect on the Company’s operations, impacting its ability to manufacture and deliver products.

In early 2002, the Company entered into agreements with a third party to provide distribution services in the United States. The products handled by that company are distributed from its warehouses located in Ontario and Hayward, California; Memphis, Tennessee; and Jersey City, New Jersey. Beckman Coulter also operates distribution locations in Chino and Fullerton, California; Chaska, Minnesota; Opa Locka, Florida; Dusseldorf, Germany; and Marseille, France.

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

In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for sales tax, interest and penalties related to payments made by the Company to Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to sales tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of the 1998 agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction and has demanded that the Company take certain actions with respect to the assessment. Cardbeck also filed an appeal of the assessment, and Beckman Coulter then sought permission to intervene in the proceedings as the real party in interest. Although Beckman Coulter’s request to intervene was granted initially, the State subsequently filed a motion challenging that decision. The State also asked the Administrative Law Judge to limit the issues to be considered in the case. The Administrative Law Judge granted the State’s motions, removing Beckman Coulter from active participation in the case potentially preventing it from making the arguments that Beckman Coulter intended to present. Beckman Coulter intends to appeal this decision and the Administrative Law Judge has stayed the proceedings pending the outcome of the Company’s appeal. The Company also intends to file a declaratory relief action seeking judicial review of its position. The Company believes that its position is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor.

In July, 2002 Beckman Coulter, filed a patent infringement action against Applera Corporation (“Applera”) in the U.S. District Court for the Central District of California. The complaint alleges that certain of the DNA sequencing instruments and thermal cyclers used for polymerase chain reaction sold by Applera’s Applied Biosystems division infringe Beckman Coulter U.S. patents. The Beckman Coulter patents are Re 37, 606 and Re 37, 941 which claim replaceable gels used in capillary electrophoresis and 5,4211,980 which claims a heated cover in a thermal cycler. The Company is seeking monetary damages and injunctive relief. Applera has responded to Beckman Coulter’s complaint by seeking a determination that the Beckman Coulter patents are invalid, unenforceable, and not infringed. Trial of the case is expected to begin May 2006.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2005.

Executive Officers of Beckman Coulter

The following is a list of the executive officers of Beckman Coulter as of February, 2006 showing their ages, present positions and offices with Beckman Coulter and their business experience during the past five or more years. Officers are elected by the Board of Directors and serve until the next annual Organization Meeting of the Board. Officers may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

John P. Wareham, 64, former Chairman of the Board and Chief Executive Officer

Mr. Wareham was Chairman until April 7, 2005 and Chief Executive Officer until February 2005. He became Chairman in February 1999, Chief Executive Officer in September 1998 and President in October 1993. He also served as the Company’s Chief Operating Officer from October 1993 to September 1998 and as Vice President, Diagnostic Systems group from 1984 to 1993. Prior to 1984, he had served as President of Norden Laboratories, Inc., a wholly owned subsidiary of SmithKline Beckman Corporation engaged in developing, manufacturing and marketing veterinary pharmaceuticals and vaccines, having first joined SmithKline Corporation, a predecessor of SmithKline Beckman Corporation, in 1968. He was a director and past Chairman of AdvaMed, the Advanced Medical Technology Association (formerly the Health Industry Manufacturers Association). He is also on the advisory board for The John Henry Foundation, a director and Non-Executive Chairman of Steris Corporation, and a director of Greatbatch Technologies, and ResMed Corporation. He had been a director of Beckman Coulter since 1993 and resigned effective April 7, 2005.

Scott Garrett, 56, Director, President, Chief Executive Officer

Mr. Garrett serves as Beckman Coulter’s President and Chief Executive Officer. He was named Chief Executive Officer effective February 2005 and served as President and Chief Operating Officer since December 2003. He joined the Company in 2002 as President, Clinical Diagnostics. Prior to joining Beckman Coulter, Inc., he served as chief executive officer of Garrett Capital Advisors, L.L.C., a private equity firm focused on medical device companies,  and as chief executive officer for Kendro Laboratory Products, L.P., a life sciences company. Mr. Garrett also spent over 20 years of his career with Baxter International/American Hospital Supply Corporation and a Baxter spin-off company. He began his career with Baxter in product development. Through a series of promotions Mr. Garrett became Group Vice President of Baxter and President of the Diagnostics subsidiary. Baxter’s Diagnostics subsidiary subsequently became Dade International and then Dade Behring, Inc., where Mr. Garrett served as Chairman and Chief Executive Officer. He has been a director of Beckman Coulter since January 2005.

Elias Caro, 54, Executive Vice President, International Diagnostics & Global Life Sciences Commercial Operations

Mr. Caro was named Executive Vice President, International Diagnostics & Global Life Sciences Commercial Operations effective July 12, 2005. He had been President, Biomedical Research since January 2003. He previously served as Group Vice President of the Diagnostics Development Centers and Strategic Marketing since September 2001, Vice President for the Cellular Analysis Development Center from February 1999 through August 2001, and Vice President-Director, Program Management and Quality Assurance for the Cellular Analysis Development Center from 1998 to 1999. Mr. Caro held senior management positions since 1985 with Coulter Corporation, which was acquired in October 1997.

James T. Glover, 56, Senior Vice President and Chief Financial Officer

Mr. Glover was named Senior Vice President and Chief Financial Officer on July 12, 2005. Previously, he served as Vice President and Chief Financial Officer since March 2004,Vice President and Controller and Chief Accounting Officer since February 2003 and Interim Chief Financial Officer since August 2003. He served as Vice President and Treasurer since 1999, Vice President and Controller of Beckman Coulter from 1993, and Vice President, Controller—Diagnostic Systems Group from 1989. Mr. Glover joined Beckman Coulter in 1983, serving in several management positions, including a two-year term at Allergan, Inc., then a Company affiliate. Prior to 1983, he held management positions with KPMG LLP and another Fortune 500 Company. Mr. Glover is a member of the FM Global Advisory Board.

Paul Glyer, 48, Senior Vice President, Strategy and Business Development

Mr. Glyer was named Senior Vice President, Strategy and Business Development effective as of February 2, 2006. He previously served as Vice President Corporate Development since July 2005 and Vice President and Treasurer since February 2003. Prior positions were: Vice President-Director, Financial Planning since November 1999 and Vice President-Director, Finance for Diagnostics Development and Corporate Manufacturing since February 1999 and Assistant Treasurer and then Treasurer from 1989 to 1999. Mr. Glyer joined the Company in 1989.

William H. May, 63, former Senior Vice President, General Counsel and Secretary

In view of Mr. May’s planned retirement on December 31, 2005 and his replacement being named, he resigned as Senior Vice President, General Counsel on November 15, 2005 and as Secretary on December 2, 2005. He served as Senior Vice President, General Counsel and Secretary since July 12, 2005, had been Vice President, General Counsel and Secretary of Beckman Coulter since 1985, and General Counsel and Secretary of Beckman Coulter since 1984. Mr. May first joined Beckman Coulter in 1976.  Mr. May is a member of the Board of Directors of the Arnold and Mabel Beckman Foundation and of the Zoological Society of San Diego.

Julian L. Steffenhagen, 62, Senior Vice President, Strategy and Business Development

Mr. Steffenhagen has announced his intent to retire at the end of 2006 and he is currently a Senior Vice President of the Company. He previously served as Senior Vice President, Strategy and Business Development since July, 2005. He had been Vice President, Strategic Planning and Business Development and Vice President, Investor Relations since 1993; Director, Corporate Strategic Planning and Investor Relations since 1992, and Investor Relations Manager since 1989. Mr. Steffenhagen joined the Company in 1979.

Bobby D. Spaid, 56, Senior Vice President, Information Technology, Chief Information Officer

Mr. Spaid was named Senior Vice President, Information Technology, Chief Information Officer effective July 12, 2005. He had been Vice President, Information Technology, Chief Information Officer since he joined the company in July 2000.

Robert W. Kleinert, 54, Executive Vice President, U.S. Diagnostics Commercial Operations

Mr. Kleinert was named Executive Vice President, U.S. Diagnostics Commercial Operations effective July 12, 2005. He joined Beckman Coulter in 2003 as Vice President, Clinical Diagnostics Commercial Operations, Americas. Prior to Beckman Coulter, Mr. Kleinert served as President and Chief Executive Officer of Lifestream International, Inc.

Robert A. Boghosian, 60, Senior Vice President, Quality and Regulatory Affairs

Dr. Boghosian was named Senior Vice President, Quality and Regulatory Affairs effective July 12, 2005. He joined Beckman Coulter in 2003 as Vice President, Quality and Regulatory Affairs. Prior to Beckman Coulter, Dr. Boghosian held the position of Senior Vice President of Quality Operations at Elan Corporation.

G. Russell Bell, 60, Executive Vice President, Global Businesses

Dr. Bell was named Executive Vice President, Global Businesses effective July 12, 2005. Prior to his current position, Dr. Bell was Group Vice President, Development and Business Centers for the company’s Clinical Diagnostics Division. He joined the Company as President and CEO of Hybritech Incorporated, the former subsidiary of Eli Lilly and Company, acquired by Beckman Instruments, Inc. in January 1996.

J. Robert Hurley, 56, Senior Vice President, Human Resources and Corporate Communications

Mr. Hurley was named Senior Vice President, Human Resources and Corporate Communications effective July 12, 2005. He joined Beckman Coulter in May 2005 as Vice President, Human Resources and Corporate Communications. Before Beckman Coulter, Mr. Hurley was a Corporate Vice President at Baxter International Inc.

Arnold A. Pinkston, 47, Senior Vice President, General Counsel and Secretary

Mr. Pinkston was named Senior Vice President and General Counsel effective November 15, 2005 and Secretary effective December 2, 2005. Prior to joining Beckman Coulter, Mr. Pinkston was Deputy General Counsel of Eli Lilly and Company, responsible for the legal affairs of Lilly USA, Eli Lilly Corporation’s global pharmaceutical products component and its global marketing and sales organization.

Donald B. Fuller, 61, Senior Vice President, Supply Chain Management

Mr. Fuller was named Senior Vice President, Supply Chain Management effective July 12, 2005. He joined Beckman Coulter in June 2005 as Vice President, Manufacturing and Integrated Supply Chain Services. Mr. Fuller had been working closely with the Company in a consulting capacity for the prior year, as the principal of Fuller Consulting. He has significant experience in managing worldwide manufacturing operations for a number of life sciences and diagnostics companies including Technicon, Boehringer Mannheim, Dade Behring and Kendro Laboratory Products.

James F. Widergren, 47, Vice President, Treasurer

Mr. Widergren was named Vice President, Treasurer effective August 15, 2005. Previously he served as World-Wide Clinical Diagnostics Finance Director since January 2003, America’s Finance Director from January 2002 until December 2002, Assistant Treasurer from 2000 through 2001, and Finance Manager—Far East from 1996 to 2000. Mr. Widergren joined the Company in 1992.

Carolyn D. Beaver, 48, Vice President & Controller, Principal Accounting Officer

Ms. Beaver was named Vice President & Controller of Beckman Coulter, Inc., effective August 22, 2005 and was named Principal Accounting Officer effective October 6, 2005. Ms. Beaver is also a director of Commerce National Bank, Fullerton, California, and the chair of its audit committee and a member of the asset/liability committee. Ms. Beaver was an audit partner with KPMG LLP from 1987 through April 2002. She was responsible for the audits of numerous public and private clients, and served as the engagement partner for Beckman Coulter from 1993 to 1999.

PART II

Item 5. Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which the Company’s common stock is traded is the New York Stock Exchange. As of February 13, there were approximately 5,174 holders of record of the Company’s common stock.

The following table sets forth the high and low sales price of the Company’s common stock on the New York Stock Exchange—Composite Transactions reporting system during each quarter of our fiscal years ended December 31, 2005 and 2004:

	2005		2004
Fiscal Quarters	High	Low	High	Low
First	$72.02	$65.00	$55.18	$49.99
Second	70.32	63.26	61.48	54.54
Third	64.96	52.38	61.20	52.21
Fourth	58.28	49.14	67.70	54.35

The declaration and payment of dividends by the Company is at the sole discretion of its Board of Directors. During 2005, Beckman Coulter paid four quarterly dividends of $0.14 per share, for a total of $0.56 per share of common stock for the year. During 2004, Beckman Coulter paid two quarterly dividends of $0.11 per share and two quarterly dividends of $0.13 per share, for a total of $0.48 per share of common stock for the year. During 2003, Beckman Coulter paid two quarterly dividends of $0.09 per share and two quarterly dividends of $0.11 per share, for a total of $0.40 per share of common stock for the year.

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18 (a) (3) under the Securities Exchange Act of 1934) of shares of Company common stock during the three months ended December 31, 2005.

The information with respect to securities authorized for issuance under equity compensation plans required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 12, 2006 entitled “EQUITY COMPENSATION PLANS.”

Item 6. Selected Financial Data—Dollars in millions, except amounts per share

Years Ended December 31,	2005	2004	2003	2002	2001
Revenue	$2,443.8	$2,408.3	$2,192.5	$2,059.4	$1,984.0
Income from continuing operations before accounting change(1)(2)(3)(4)	$150.6	$210.9	$207.2	$135.5	$141.5
Basic earnings per share from continuing operations before accounting change(1)(2)(3)(4)	$2.42	$3.42	$3.38	$2.19	$2.34
Diluted earnings per share from continuing operations before accounting change(1)(2)(3)(4)	$2.32	$3.21	$3.21	$2.08	$2.21
Dividends paid per share of common stock	$0.56	$0.48	$0.40	$0.35	$0.34
Shares outstanding (millions)	62.4	61.6	62.0	61.0	61.2
Weighted average common shares and dilutive common share equivalents (millions)	64.9	65.8	64.5	65.1	64.0
Total assets	$3,027.6	$2,789.8	$2,529.6	$2,263.6	$2,178.0
Long-term debt, less current maturities	$589.1	$611.7	$625.6	$626.6	$760.3
Working capital	$475.1	$666.3	$583.0	$444.6	$525.7
Capital expenditures	$243.9	$158.7	$132.9	$146.1	$175.0

(1)          In 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which resulted in a one-time cumulative effect charge associated with a change in accounting principle of $3.1 million ($4.9 million pretax). The 2001 impact on diluted earnings per share was $0.05. 2001 also includes $15.6 million ($18.8 million pretax) of amortization of goodwill and certain other intangible assets that was not recorded in subsequent years as a result of the Company’s adoption of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The 2001 impact on diluted earnings per share was $0.24.

(2)          2002 includes a $23.8 million ($39.3 million pretax) charge associated with a patent infringement settlement and related expenses. The 2002 impact on diluted earnings per share was $0.37.

(3)          2003 includes a) a restructure charge of $11.8 million ($18.5 million pretax) or a diluted earnings per share impact of $0.18; b) a non-taxable credit of $28.9 million that when combined with the related pretax expenses of $2.0 million ($1.2 million after taxes) resulted in a net credit of $27.7 million after taxes or a diluted earnings per share credit of $0.43 related to the settlement of a dispute associated with an escrow account created as part of the 1997 acquisition of Coulter Corporation and c) a $13.9 million litigation settlement ($23.0 million pretax) received from Flextronics, or a diluted earnings per share credit of $0.21.

(4)          2005 includes a) restructure related charges for employee severance and other costs of $21.9 million ($36.4 million pretax) and b) asset impairment charges and inventory write-offs of $14.6 million ($24.0 million pretax) and $1.4 million ($2.3 million pretax), respectively, related to decisions to exit certain non-strategic products and products under development. The combined impact of these charges was a diluted earnings per share charge of $0.60.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We serve customers across the biomedical testing continuum by designing, developing, manufacturing, selling and supporting the complex systems that customers use in their laboratories. Our products consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from lab solutions used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. We compete in a market segment that we estimate totaled approximately $47 billion in annual worldwide sales. We currently have products that address approximately half of that market. We market our products in more than 130 countries, with approximately 48% of revenues in 2005 coming from sales outside the United States.

Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our instruments are generally provided to customers under either operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Many of our lease arrangements take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. In the second quarter of 2005, we reviewed our leasing policies and decided to emphasize lease contracts with terms that are expected to result in more OTLs. This shift to OTLs began in the third quarter of 2005, and mostly impacted the United States (“U.S.’’). By the fourth quarter of 2005, the majority of our new leases in the U.S. were OTLs.

Approximately 69% and 64% of our 2005 and 2004 revenues, respectively, came from after-market customer purchases of operating supplies, chemistry kits and service. Our large installed base provides us with a significant competitive advantage and drives this profitable stream of aftermarket consumables and service. Our strategy is to extend the company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments.

Placements of products serving the clinical diagnostics markets (Chemistry Systems, Immunoassay Systems, the majority of products within Cellular Systems and some of the products within Discovery and Automation Systems) have been experiencing growth as test volumes continue to increase as a result of factors such as an aging population, increasing expenditures on chronic diseases, conditions requiring ongoing treatment (for example, diabetes, AIDS and cancer) and greater acceptance of Western medicine in emerging countries. Our customers are faced with increasing volumes of testing and a shrinking skilled labor pool while under constant pressure to contain costs. Consequently, it has become essential for manufacturers to provide cost-effective systems to remain competitive. A large number of the products in the Discovery and Automation Systems product area are dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets. We are seeing an increase in pharmaceutical and biotechnology research and development investment along with a growing need to simplify and automate testing in the research markets. These trends are driving growth in certain areas of this market where we are focused on becoming a provider of solutions for our various customers.

Products such as the UniCel® DxI 800 Access® immunoassay systems, the recently introduced UniCel® DxC 600 and 800 SYNCHRON® clinical systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share and increased streams of reagent revenues in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In hematology, we continue to automate more of the testing process with recently introduced platforms to serve both high-volume hospital labs and small- to mid-sized labs.

Our after-market sales of chemistry kits, supplies and service have allowed us to generate substantial operating cash flows. We have used this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development as well as business and technology acquisitions. We have also used our operating cash flows to repurchase shares of our common stock and pay regular quarterly dividends. We have recently shifted our emphasis to OTLs which requires additional investment in our instruments subject to lease and could reduce our cash flows in the next several years as we reach a new steady-state level of OTLs. We expect the majority of our lease arrangements to be OTLs in future years.

In order to continue to grow the Company, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies and remain at the forefront in helping customers advance medical science, improve patients’ lives and reduce overall healthcare costs. To remain competitive we must also acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. We believe that our cash flow will enable us to continue to fund these activities into the future. We are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets such as general worldwide economic weakness, pressure on healthcare spending, constrained government research funding and our ability to obtain regulatory approvals for new products. We believe we are addressing these risks by providing our customers automated and cost effective solutions. A large number of our products require marketing authorizations from the U.S. Food & Drug Administration (“FDA”) and similar agencies in other countries. We believe that we have effective quality and compliance programs in place and have been successful in obtaining the necessary clearances for our new products from the FDA and other similar agencies.

Acquisitions

On May 31, 2005 the Company acquired all of the stock of Agencourt Bioscience Corporation (“Agencourt”) of Beverly, Massachusetts, a leading provider of genomic services and nucleic acid purification products in the biomedical research market, for $100.4 million, net of cash acquired. The terms of the agreement provide for additional contingent payments, based on operating results and product development activities, of up to $40.0 million through 2007. Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology provides state-of-the-art results for the isolation and purification of RNA and DNA. We plan to use SPRI in automated sample preparation systems for biomedical research and molecular testing. In addition to this technology, the acquisition brings talented scientists and a services business that will give the Company a real-time window into evolving customer needs.

On October 11, 2005, the Company acquired all of the stock of Diagnostic Systems Laboratories Corporation (“DSL”) of Webster, Texas, for $134.4 million, net of cash acquired. DSL is a leading provider of specialty immunoassays including proprietary technology for reproductive endocrinology and cardiovascular risk assessment. We plan to use the acquired technologies to enhance our current immunoassay product offerings in reproductive endocrinology and cardiovascular diagnostics. We also plan to commercialize several of DSL’s manual tests on our automated platforms beginning in 2007.

Reorganization

On July 22, 2005, the Company announced a reorganization whereby it will integrate the Clinical Diagnostics and Biomedical Research Divisions into a single company structure that will create synergies and improve focus as we address the entire biomedical testing continuum. Under the new structure the Company established four business centers focused on driving core product strategies. These business centers are Chemistry Systems, Cellular Systems, Immunoassay Systems, and Discovery and Automation Systems. In connection with the reorganization we have combined our two previous reportable segments, Clinical Diagnostics and Biomedical Research, into a single company structure resulting in one reportable segment. See Note 4 “Restructuring Activities and Asset Impairments”, of the consolidated financial statements for more information.

The objective of the reorganization is to better enable us to leverage personnel, technologies and products across the entire biomedical testing continuum. In connection with our reorganization plans, we decided to exit certain non-strategic products and products currently under development. Significant projects that we have decided to exit include two lower priority investments in the Cellular product area, an immunoassay for the detection and management of sepsis, and certain non-core product lines in Discovery and Automation. Additionally, we have decided to exit certain non-strategic products lines in the Cellular and the Discovery and Automation product areas.

Also, for the assets related to the above projects and product lines, as well as other less significant products, we recorded a $24.0 million charge ($14.4 million after tax) to write-off patents, licenses and other related assets. A charge of $2.3 million ($1.4 million after tax) was also recorded in cost of goods sold for inventory write-offs related to the products that we are no longer offering.

We expect to eliminate approximately 350 positions worldwide as a result of the reorganization. Accordingly, we recorded a charge for approximately $34.8 million ($20.9 after tax) for severance and related benefits for affected employees and other exit and contract termination costs. Additional charges of about $23 million may also be incurred in 2006 as other plans related to the reorganization are implemented.

Results of Operations

2005 Compared to 2004

Revenues

The following provides key product and geographical revenue information for 2005 and 2004 (dollar amounts in millions):

	2005 Revenues	2004 Revenues	Reported Growth %	Constant Currency Growth %*
Chemistry Systems	$ 688.7	$ 704.7	(2.3)	(3.3)
Cellular Systems	807.7	791.4	2.1	1.3
Immunoassay Systems	415.1	374.4	10.9	9.7
Discovery and Automation Systems	532.3	537.8	(1.0)	(1.7)
	$ 2,443.8	$ 2,408.3	1.5	0.6
United States	$ 1,267.6	$ 1,333.7	(5.0)	(5.0)
International	1,176.2	1,074.6	9.5	7.5
	$ 2,443.8	$ 2,408.3	1.5	0.6

*                    Constant currency growth is not a U.S. Generally Accepted Accounting Principles (“GAAP”) defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency revenues (see below) less prior year reported revenues
Prior year reported revenues

We define constant currency revenues as current period revenues in local currency translated to U.S. dollars at the prior year’s average foreign currency exchange rate. This measure provides information on revenue growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. Constant currency revenues and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency revenues is not an alternative measure of revenues on a U.S. GAAP basis.

As discussed above in the Overview, we are undergoing a shift from STLs to OTLs. This increasing number of OTLs began negatively impacting revenues in 2005. Under OTLs the recognition of instrument revenues and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs the recognition of instrument revenues and earnings is at the inception of the lease. This shift impacted instrument related revenues within most product areas. Over the longer term, we expect this change to improve competitiveness and operating efficiency. While this change negatively impacted instrument revenues across many of our product lines, we continued to experience robust placements of our instruments which in turn drives growth in aftermarket consumables sales. Consumables sales across all product lines grew 10.4% in 2005 as a result of this large and growing installed base of systems and a greater average utilization of reagents.

A discussion of revenues by major product area for the year ended December 31, 2005 follows:

Chemistry Systems

Revenues were down 2.3% in 2005 due primarily to the mid year change in emphasis to OTL customer contracts as this product area is one of the most affected by the leasing policy change. Placements of our new Unicel® DxC 600 and 800 SYNCHRON® systems are outperforming our expectations and are contributing to increased year-over-year system placements in Chemistry Systems. As a result of the unit placements we are also generating significantly more consumables revenue in this product area. Partially offsetting our growth in chemistry consumables was the impact of raw material supply problems with certain reagents. We are taking steps to address and resolve these issues and we do not expect these supply problems to have a significant impact on our operating results in future periods.

Cellular Systems

Revenues in Cellular Systems were up 2.1% in 2005. Placements of the COULTER® LH 500 mid-range and COULTER® LH 750 high-throughput hematology systems, FC 500 and XL cytometers contributed to growth in this area and were partially offset by declines due to leasing policy changes.

Immunoassay Systems

Revenues in Immunoassay Systems were up 10.9% in 2005. This product area was also significantly impacted by the leasing policy change in the third quarter. However, this impact was offset in part by continued solid placements of the UniCel®DxI 800 Access® Immunoassay System, and a related increase in reagent revenues, as we increased our market share with this advanced high-throughput analyzer.

Discovery and Automation Systems

Revenues in Discovery and Automation Systems were down 1% in 2005 primarily as a result of the leasing policy shift. Prior year placements of Lab Automation products were particularly strong, due to the timing of several large orders. Automation sales take a considerable amount of time and effort to consummate and are therefore subject to significant volatility. Lab automation continues to be a key emphasis for the Company and our overall strategy as our customers continue to focus on efficiency and cost savings that can be provided by increased automation. Offsetting the impact of the leasing policy shift and volatility in Automation was growth in placements of our high-performance and ultra centrifuges.

Revenues by Major Geography

Revenues in the U. S. were down 5% in 2005 primarily as a result of the shift toward OTLs. Sales in Chemistry Systems, Cellular Systems and Immunoassay Systems were all negatively impacted by the leasing policy change while unit placements and reagent revenues were up across several product lines. Consumables sales in all product areas in the U.S. were up 8.9% for 2005. Discovery & Automation revenues were down primarily as a result of the timing of several large orders received in 2004 as compared to 2005.

International revenues were up 9.5% reported and up 7.5% in constant currency in 2005. International revenues were led by results in Europe where we experienced growth in both Immunoassay Systems and Discovery and Automation in France and in our European dealer markets as our products continue to gain acceptance. These results were offset by market weakness in Germany. Revenues in Asia were aided by continued strength in China and South East Asia offset by a recent decline in demand in Japan as this country contends with health care reimbursement reforms and constraints on spending in the life sciences research market.

Service Revenues

Service revenues, which are also included in the product area discussions above, increased 5.2% in 2005 from $303.9 million in 2004 to $319.8 million in 2005.  The increase was due primarily to our growing installed base of instruments.

Operating Expenses

Gross profit as a percentage of revenues (“gross margin”) was 46.1% and 47.2% for 2005 and 2004, respectively. The decrease in gross margin was due to the following:

•       higher costs in our service function as we invest more in personnel to support installation and training for our new instruments, which unfavorably impacted gross margin by .3 percentage points; and

•       higher non-standard costs for such items as freight, new product support, unfavorable overhead absorption variances and the impact of inventory write-offs as a result of our reorganization and re-focusing, which unfavorably impacted gross margin by 1.3 percentage points; partially offset by;

•       currency which favorably impacted gross margin by .3 percentage points; and

•       favorable product mix arising from higher profit consumables sales, which favorably impacted gross margin by .2 percentage points.

Selling, general and administrative (“SG&A”) expenses increased $46.3 million to $652.3 million or 26.7% of revenues in 2005 from $606.0 million or 25.2% of revenues in the prior year. The increase in SG&A expenses was primarily the result of increased spending related to our new product launches and increased accruals under certain employee performance based compensation plans as well as several unusual items including a) a $4.9 million charge recorded to reserve for impaired receivables and write-off damaged leased equipment as a result of Hurricane Katrina; b) a $5.3 million charge in connection with the retirement of our former CEO as a result of supplemental pension plan elections and the acceleration of a restricted stock award in the second quarter of 2005; and c) a $1.7 million charge for a potential business development transaction that the Company decided not to pursue recorded in the second quarter of 2005; partially offset by d) a $2.6 million reduction of an environmental reserve in the second quarter of 2005 as a result of a decrease in the estimated costs of remediation.

Research and development (“R&D”) expenses increased $8.9 million to $208.9 million in 2005 from $200.0 million in 2004. R&D as a percentage of revenues was 8.5% and 8.3% in 2005 and 2004, respectively. The increase in R&D spending is due primarily to the timing of certain projects and increased investment in next generation systems and tests.

Restructuring Activities and Asset Impairments

As a result of the reorganization activities, the Company decided to exit certain non-strategic products and products under development, as it was determined that it no longer had significant sales or cash flow expectations for the related products. Accordingly, in 2005, the Company recorded a $24.0 million charge to write-off patents, licenses and other related assets and liabilities. Employee severance and related charges of $34.8 million were also taken for certain positions identified as part of the restructuring, see Note 4 “Restructuring Activities and Asset Impairments” of the consolidated financial statements for more information.

Non-Operating Income and Expenses

Interest income includes income from STL receivables. Interest income increased $4.9 million to $18.1 million in 2005 from $13.2 million in 2004, due primarily to the retention of more STL receivables. These receivables generate interest income over the life of the lease and are occasionally sold to a third party. See Note 5 “Sales of Assets” of the consolidated financial statements for more information.

Interest expense increased $7.6 million to $43.8 million in 2005 from $36.2 million in 2004 primarily due to higher variable interest rates and increased borrowing under our credit facility as a result of the acquisitions of Agencourt and DSL. The increase was offset by capitalization of interest of $3.1 million related to costs incurred for internal use computer software.

Other non-operating (income) and expense includes the following (in millions):

	2005	2004
Foreign exchange and related derivative activity	$16.7	$33.2
Gain on sales of STL receivables	(1.4)	(2.0)
Gain on sale of the assets of LAO	—	(1.4)
Other	(0.9)	—
Total	$14.4	$29.8

The decrease in foreign currency related activity costs is due primarily to decreased hedging expense resulting from the impact of our currency hedges offsetting the strengthening U.S. dollar.

The $1.4 million gain in 2004 relates to the expiration and reversal of an accrual for certain contingencies recorded pursuant to the asset sale agreement for the sale of Laboratory Automation Operations (“LAO”) in 2003.

2004 Compared to 2003

Revenues

As discussed above, during 2005 we underwent a broad reorganization and have combined our previous two reportable segments, Clinical Diagnostics and Biomedical Research, into a single company structure resulting in one reportable segment. The following discussion is consistent with our past organizational structure in place in 2004 and 2003.

The following provides key product and geographical revenue information for 2004 and 2003 (dollar amounts in millions):

	2004 Revenues	2003 Revenues	Reported Growth %	Constant Currency Growth %*
Routine Chemistry	$698.4	$619.7	12.7	10.5
Immunodiagnostics	501.8	423.7	18.4	15.4
Total Chemistry	1,200.2	1,043.4	15.0	12.5
Hematology	521.3	497.9	4.7	2.0
Total Clinical Diagnostics	1,721.5	1,541.3	11.7	9.1
Robotic Automation/Genetic Analysis	158.4	153.9	2.9	(1.0)
Centrifuge/Analytical Systems	287.0	275.3	4.2	0.7
Total Specialty Testing	241.4	222.0	8.7	4.4
Total Biomedical Research	686.8	651.2	5.5	1.6
	$2,408.3	$2,192.5	9.8	6.9
Americas
United States	$1,333.7	$1,229.0	8.5	8.5
Canada and Latin America	145.0	124.3	16.7	11.8
	1,478.7	1,353.3	9.3	8.8
Europe	635.9	572.6	11.1	2.8
Asia	293.7	266.6	10.2	5.4
	$2,408.3	$2,192.5	9.8	6.9

*                    Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency revenues (see below) less prior year reported revenues
Prior year reported revenues

We define constant currency revenues as current period revenues in local currency translated to U.S. dollars at the prior year’s average foreign currency exchange rate. This measure provides information on revenue growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. Constant currency revenues and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency revenues is not an alternative measure of revenues on a U.S. GAAP basis.

The sales growth during 2004 was primarily due to increases in sales of Clinical Diagnostic systems and related reagents aided by our new product flows. The strengthening of foreign currencies, primarily the Euro and Yen, versus the U.S. dollar, also contributed to the Company’s reported growth rates, adding 2.9% for the year.

Growth in Clinical Diagnostics of 11.7% in 2004 was driven by strength in Routine Chemistry and Immunodiagnostics. Routine Chemistry revenues grew 12.7% primarily as a result of sales of the SYNCHRON LX®i 725 combined routine chemistry and immunoassay system and sales of laboratory automation systems as our customers continue to focus on efficiency and cost savings. Immunodiagnostics revenues grew 18.4% for the year as a result of placements of the UniCel®DxI 800 Access® immunoassay system. This product has allowed the Company to enter into the large hospital and reference lab markets. Reagent sales in Immunodiagnostics have also contributed to the significant growth in this product line. Over the past two years, the Company has introduced twelve new assays for use on its Immunoassay systems, including tests for pancreatic and breast cancer. Hematology sales growth was 4.7% for the year and resulted primarily from sales of the COULTER® LH 500 mid-range and COULTER® LH 750 high-throughput hematology systems as these products continue to enjoy market acceptance.

Biomedical Research revenues grew 5.5% in 2004 as the biomedical research and biotechnology markets continued a modest recovery. Growth in Biomedical Research was primarily a result of strong sales of specialty testing and proteomic products. Specialty Testing grew 8.7% in 2004, as a result of increased sales of the Cytomics FC 500 series of flow cytometers and related reagents. Also contributing to the growth in Biomedical Research sales were the Allegra™ X-12 series of bench top centrifuges and the ProteomeLab™ PF 2D and PA 800 systems within the Centrifuge/Analytical Systems product area. Partially offsetting these increases for the year was the sale of the Laboratory Automation Operations (“LAO”) product line that took place in the second quarter of 2003. This product line generated $5.9 million of revenues in 2003 that did not recur in 2004.

Revenues in Europe, in constant currency, increased 2.8% led by sales of Immunodiagnostics and Specialty Testing product lines throughout the region. Revenues in Germany continue to depress overall sales growth in Europe as this country continues to restructure its healthcare reimbursement policies. Revenues in Asia, in constant currency, increased 5.4% as a result of increased sales in Clinical Chemistry and Immunodiagnostics product lines. Revenues in Japan, in constant currency, though down in the early part of 2004, and for the full year, actually grew 10.9% in the fourth quarter of 2004. China and South East Asia sales growth was particularly strong as our products continue to be well received.

Service revenues, which are also included in the product area discussions above, increased 7.4% in 2004 from $283.0 million in 2003 to $303.9 million in 2004.  The increase was due primarily to our growing installed base of instruments.

Operating Expenses

Gross profit as a percentage of sales (“gross margin”) was 47.2% and 47.8% for the twelve months ended December 31, 2004 and 2003, respectively. The decrease in gross margin was due to the following:

•       higher service costs to support new product introductions, which unfavorably impacted gross margin by 0.6 percentage points;

•       increased operating costs, primarily freight, which unfavorably impacted gross margin by 0.6 percentage points; partially offset by

•       foreign currency exchange rates, which favorably impacted the gross margin by 0.6 percentage points.

SG&A expenses increased $50.7 million to $606.0 million or 25.2% of sales in 2004 from $555.3 million or 25.3% of sales in the prior year. The dollar increase in SG&A spending was a result of increased sales volume, a weaker U.S. dollar, the increased investments in selling and marketing activities related to our Immunoassay and other new product offerings and sales related incentive compensation partially offset by a decrease in certain other employee bonus plans relative to those of 2003 due to the Company not meeting certain internal objectives. These employee bonus plans which are recorded in cost of goods sold, SG&A and research and development, depending on the function of the eligible employee, decreased to $15.8 million in 2004 from $26.8 million in 2003.

R&D expenses increased $5.7 million to $200.0 million in 2004 from $194.3 million in 2003. R&D as a percentage of revenues was 8.3% and 8.9% in 2004 and 2003, respectively. Changes in R&D as a percentage of revenues are due primarily to the timing of certain projects and the impact of a weaker U.S. dollar on revenue. Also contributing to a decrease in R&D as a percentage of revenues were decreased employee bonus plans relative to 2003. The strengthening of certain foreign currencies did not impact R&D expense, as substantially all R&D efforts are in the U.S., resulting in a decrease in R&D as a percentage of sales.

In the first quarter of 2003, the Company recorded a restructure charge of $18.5 million which represented the anticipated total cost associated with a reorganization to form the Biomedical Research Division, a refocus of international operations and a workforce reduction of nearly 300 positions worldwide. Certain related employee termination costs were paid through the third quarter of 2004. For the year ended December 31, 2004 approximately $0.7 million of restructuring charges were reversed as it was determined that these amounts were not going to be utilized.

Non-Operating Income and Expenses

Interest income includes income from STL receivables. Interest income increased $3.3 million to $13.2 million in 2004 from $9.9 million in 2003, due primarily to retention of more STL receivables during 2004 as compared to 2003. STL receivables, which generate interest income over the life of the lease, are occasionally sold to a third party.

Interest expense declined $4.0 million to $36.2 million in 2004 from $40.2 million in 2003 due primarily to the successful resolution of certain segments of the Internal Revenue Service (“IRS”) audit of the tax years ending in 1998 through 2002, which resulted in the elimination of approximately $3.0 million of related interest accruals during 2004. Also contributing to reduced interest expense in 2004 were lower average debt balances.

Other non-operating (income) and expense includes the following (in millions):

	2004	2003
Foreign exchange and related derivative activity	$33.2	$29.8
Investment write downs	—	2.8
Gain on sales of STL receivables	(2.0)	(3.4)
Gain on sale of the assets of LAO	(1.4)	(3.6)
Other	—	0.8
Total	$29.8	$26.4

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

Income Taxes

Income tax as a percentage of pretax income was 9.1%, 24.2% and 24.0% for the years 2005, 2004 and 2003, respectively. Income tax as a percentage of pretax income in 2005 was impacted by several items including the following:

•       IRS notices that clarified the tax treatment of the Homeland Investment provisions of the American Jobs Creation Act of 2004;

•       geographic profit mix, which includes reorganization expenses;

•       the final settlement, in the first quarter of 2005, of the remaining segments of the IRS audit of the Company for tax years 1998 through 2002; and

•       the reduction/reversal of valuation allowances on certain deferred tax assets.

Income tax as a percentage of pretax income in 2004 was impacted by several items as follows:

•       the resolution of certain segments of the IRS audit for the tax years ended 1998 through 2002; and

•       the repatriation of $88.0 million of formerly indefinitely reinvested foreign earnings in 2004 under the Homeland Investment provisions of the American Jobs Creation Act.

See Note 11 “Income Taxes” of the consolidated financial statements for a reconciliation of the U.S. statutory tax rate to the Company’s effective tax rate. We expect the effective tax rate in 2006 to be greater than that of 2005, approximately 26%, with potential quarterly fluctuations. Our 2006 effective tax rate will be impacted by a number of factors including, but not limited to, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, our utilization of tax credits and our geographic profit mix.

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

Our business model, in particular sales from after-market kits, supplies and service, allows us to generate substantial operating cash flows. We anticipate our operating cash flows will continue to satisfy our working capital requirements without the need for substantial additional indebtedness. Additionally, we currently do not have plans to significantly reduce our long-term debt levels in the next twelve months due to the long-term maturities of our senior notes. This allows us to invest in areas that will help meet our strategic objectives. We anticipate that our operating cash flow in 2006 will be substantially less than in 2005 due to the discontinuance of third-party lease financing and the payment of reorganization expenses accrued in 2005. During the next twelve months, we anticipate using our operating cash flows:

•       to facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements;

•       to increase our capital expenditures for customer leased instruments as we continue to shift toward OTLs;

•       to reduce our borrowings under our credit facility that was drawn on to fund the acquisitions of Agencourt and DSL;

•       to contribute approximately $20 million to our U.S. pension trust;

•       to maintain and raise our quarterly dividend. Our dividend paid in the fourth quarter was $0.14 cents per share. On February 2, 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on March 9, 2006 to stockholders of record on February 17, 2006; and

•       to continue to repurchase shares of our common stock. In January 2005, the Board of Directors approved a plan authorizing the repurchase of up to 2.5 million shares of our common stock through 2006. During 2005, 0.9 million shares were repurchased for $62.8 million under this plan.

Additionally, related to our restructuring program, we expect to generate approximately $20 million from the sale of two parcels of land and incur about $23 million in restructure related severance and other costs in 2006.

Cash flows provided by operating activities were $419.7 million, $266.9 million and $225.4 million in 2005, 2004 and 2003, respectively.

Cash flows provided by operating activities increased by $152.8 million between 2005 and 2004 primarily due to:

•       decreases in contributions to the U.S. pension plan, from a $40.0 million contribution to the U.S. Pension Trust in 2004 that did not recur in 2005;

•       increased cash collections of accounts receivable, resulting in an improvement in the Company’s days’ sales outstanding;

•       increased year over year cash collections of STL receivables as a result of the leasing policy shift; and

•       increased cash flows from inventories as a result of working capital management initiatives.

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

Our customers have historically entered into three forms of lease transactions associated with our instruments which have different impacts on operating cash flows, revenues and earnings as follows:

•       one form is an OTL where the customer enters into a long-term cancellable contract to rent the instrument where we recognize revenue, earnings and operating cash flows associated with the instrument over the life of the contract. As previously discussed, this form of contract was the predominant form of customer contract entered into in the second half of 2005 and had a negative impact on reported revenues and earnings. Additionally, we expect the majority of our contracts in the future to be of this type;

•       a second form utilized extensively in the first half of 2005 and in prior years is a STL where the customer enters into a long-term contract to lease the instrument where we recognize instrument related revenue and earnings up front but receive operating cash flows over the life of the contract. At our initiative, we occasionally monetize the accounts receivable related to these STL arrangements. In 2005 and 2004 we received $44.0 million and $36.0 million, respectively, under this program in the U.S. (see Note 5 “Sale of Assets” of the consolidated financial statements for more information); and

•       a third form of contract utilized in 2005 and in prior years is an agreement with a third-party financing company who buys the instrument from us and in turn leases it to the end-user. Using this form, we recognize instrument revenue, earnings and operating cash flows at the time of sale. As our leasing policy change is fully implemented and we no longer engage in this third form of transaction going forward, revenue, earnings and operating cash flows could be reduced in the near term. However, over the long-term our aggregate revenue, earnings and operating cash flows under our customer contracts are expected to be unaffected. The Company estimates that operating cash flows could be significantly reduced in 2006, relative to those of 2005 and 2004 when $50.3 million and $110 million, respectively, of cash flows were accelerated from future periods under this third form of transaction (see Note 15 “Commitments and Contingencies”, of our consolidated financial statements for more information). The Company may mitigate some of this impact on operating cash flows by continuing to monetize a portion of the U.S. accounts receivable related to STL arrangements, as described above in the description of the second form of lease transaction. At December 31, 2005 the balance of STLs in the U.S. was $95.8 million.

Investing activities used cash of $484.5 million, $167.5 million, and $140.4 million in 2005, 2004 and 2003, respectively. The increase in 2005 was due primarily to the acquisition of Agencourt and DSL for a combined $234.8 million and an increase in capital expenditures. The increase in capital expenditures was primarily due to an increase in fixed assets for customer leased equipment; an increase in infrastructure related to insourcing a portion of our U.S. distribution network and continued implementation of our global ERP system. The increase of $25.8 million in capital expenditures in 2004 was due primarily to increases in customer leased equipment and the continued implementation of our ERP system. Expenditures for customer leased equipment comprise a substantial portion of the Company’s total capital expenditures and these expenditures are expected to continue to rise in the future.  Of the $243.9 million, $158.7 million and $132.9 million in capital expenditures approximately 68%, 59% and 59% for 2005, 2004 and 2003, respectively, were for customer leased equipment.

As part of our reorganization, we expect to eliminate 350 positions worldwide. If we terminate 10% of the U.S. pension plan participants and they request the cash settlement option, we could trigger a plan settlement under SFAS No. 88 “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.” A Plan settlement would require a non-cash charge to earnings of approximately $20 million. Management intends to monitor the number of employees terminated which could trigger a plan settlement.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management and Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through December 31, 2005, we have capitalized $135.8 million of costs associated with this ERP system, which includes $51.3 million of capitalized internal labor costs. Based on our geographic rollout strategy, as of

December 31, 2005, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. We expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2007. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. This agreement amended the Company’s then-existing $400 million unsecured Credit Facility (which was due to expire in July 2005) to now provide the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At December 31, there was $75 million drawn on the $300 million Credit Facility. The Company drew on the Credit Facility during 2005 in order to fund the acquisitions of both Agencourt and DSL.

At December 31, 2005 approximately $109.1 million of unused, uncommitted, short-term lines of credit were available to the Company’s subsidiaries outside the U.S. at various interest rates. Within the U.S., $17.7 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

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

The following is included in long-term debt at December 31, 2005 and 2004 (dollar amounts in millions):

	Average Rate of
	Interest	2005	2004
Senior Notes, unsecured, due 2008	7.45%	$240.0	$240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	100.0	100.0
Credit facility	3.98%	75.0	—
Other long-term debt	2.69%	33.6	35.6

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

The following represents a summary of our contractual obligations and commitments (in millions):

	Payments Due by Period
	Total	2006		2007	2008	2009	2010	Thereafter
Long-term debt and interest(a)	$841.2	$148.1	(b)	$37.4	$283.9	$16.7	$91.3	$263.8
Operating leases	388.0	58.8		52.6	46.0	39.8	38.2	152.6
Other(c)	252.5	191.8		18.4	13.9	10.3	7.9	10.2
Total contractual cash obligations	$1,481.7	$398.7		$108.4	$343.8	$66.8	$137.4	$426.6

(a)           The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates. The amounts include interest, but exclude the unamortized discount of $5.0 million, and the $5.8 million fair value adjustment recorded for the reverse interest rate swap as permitted by SFAS No. 133. See Note 8 “Debt Financing” of the consolidated financial statements for additional information regarding our long-term debt.

(b)          The $100.0 million debentures due 2026 include a feature that could require repayment in 2006 (see Note 8 “Debt Financing” of the consolidated financial statements). Accordingly, the $100.0 million has been included within the long-term debt payments due in 2006.

(c)           Other consists primarily of inventory purchase commitments.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

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

Revenue Recognition, Including Customer Leased Instruments

For products, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectibility is reasonably assured. When a customer enters into an OTL agreement, hardware revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried in customer leased equipment within property, plant and equipment and amortized over its estimated useful life. Under a STL agreement, hardware revenue is generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Instrument costs under a STL agreement are recognized at the time of shipment. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement or as service is performed, if not under contract. For those instrument sales that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21. Credit is extended based upon the evaluation of the customer’s financial condition and we generally do not require collateral.

Determination of Appropriate Revenue Recognition for Leases

Our accounting for leases involves specific determinations under SFAS No. 13 “Accounting for

Leases” (“SFAS 13”), which often involve complex provisions and significant judgments. The four criteria of SFAS 13 that we use in the determination of a STL or OTL are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) determination of whether or not the lease contains a bargain purchase option. Additionally, before classifying a lease as an STL, we assess whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Generally, our leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

The economic life of our leased instrument and its fair value require significant accounting estimates and judgment. These estimates are based on our historical experience. The most objective measure of the economic life of our leased instrument is the original term of a lease, which is typically five years, since a majority of the instruments are returned by the lessee at or near the end of the lease term and there is not a significant after-market for our used instruments without substantial remanufacturing. We believe that this is representative of the period during which the instrument is expected to be economically usable, with normal service, for the purpose for which it is intended. We regularly evaluate the economic life of existing and new products for purposes of this determination.

The fair market value of our leased instruments is determined by a range of cash selling prices or other verifiable objective evidence, if applicable. We regularly evaluate available objective evidence of instrument fair values using historical data.

We have certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as 1) those dependant on fiscal funding outside of a governmental unit’s control, 2) those that can be cancelled if deemed in the tax payers’ best interest or 3) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering our historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

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

Inventories

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

Goodwill and Other Intangible Assets

We allocated the purchase price of our acquisitions to the assets acquired, including tangible assets, intangible assets with definite lives and intangible assets with indefinite lives, based upon the estimated fair values of the related assets.

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

We perform our annual impairment test on goodwill in the fourth quarter of each fiscal year. At December 31, 2005, we had $548.2 million of goodwill. To determine the fair value of our reporting units we use a comparable industry revenue multiple approach. Under this approach, we determine the average number of years of sales for certain companies in the appropriate industry that are required to equal that company’s Enterprise Value, (“comparable industry revenue multiple”). We then take the product of the revenues for our reporting units and the comparable industry revenue multiple, which represented that reporting unit’s fair value and compared this to the reporting unit’s book value, which resulted in no goodwill impairment. Accordingly, step two of the goodwill impairment test was not required to be performed.

We perform our annual impairment test on other intangible assets that have indefinite lives in the fourth quarter of each fiscal year. At December 31, 2005, the $140.1 million net book value of our Coulter trade name and core technology was less than its estimated value as determined by an external valuation specialist using a relief-from-royalty income approach. Accordingly, these assets are not impaired.

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

See Note 6 “Goodwill and Other Intangible Assets” of the consolidated financial statements for further discussion.

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

•       contractual obligations; and

•       employment and other matters.

We cannot predict with certainty the outcome of any proceedings in which we are or may become involved. An adverse decision in a lawsuit seeking damages from us could result in a monetary award to the plaintiff and, to the extent not covered by our insurance policies or third party indemnities, could significantly harm the results of our operations. An adverse decision in a lawsuit seeking an injunction or other similar relief could significantly harm our business operations. If we lose a case in which we seek to enforce our patent rights, we could sustain a loss of future revenue as other manufacturers begin to market products we developed. Litigation cases and claims raise difficult and complex legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, we may incur charges in excess of presently established provisions and related insurance or third party coverage. It is possible that our results of operations and cash flows could be materially affected by an ultimate unfavorable outcome of certain pending litigation. Although, we believe that our provisions are appropriate, and in accordance with SFAS No. 5 “Accounting for Contingencies,” (“SFAS No. 5”) changes in events or circumstances could have a material adverse effect on our financial position, profitability or liquidity.

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

We establish a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. An increase or decrease to income would occur if the Company were to determine that it was able to utilize more or less of these deferred tax assets than currently expected.

Pension Plans

Our funding policy provides that payments to our domestic pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. In accordance with SFAS No. 87 “Employers’ Accounting for Pensions,” the expected long-term rate of return on plan assets is an assumption as to the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Our review of this long-term return assumption is done in conjunction with our pension plan investment advisors and our actuaries. We also review historical cumulative returns on plan assets.

The rate of return is dependent upon an investment strategy and the asset allocation of plan assets. We then review the selected prospective return rate against benchmark information that we gather on other pension plans adjusting for relative size, investment strategies and funding levels. Since this is a long-term return assumption, it is likely to change only when there are protracted changes in equity, bond and real estate markets. While there is no absolute predictor of future performance, our historical return on plan assets has been over 9% and we believe this historical performance is a fair approximation of what our plan assets can achieve over a variety of market conditions. See Note 14 “Retirement Benefits” of the consolidated financial statements for further discussion. We believe our rate of return assumption is reasonable based on our long term investment strategy and allocation of our plan assets, which at December 31, 2005 had an allocation as follows: 69% equities, 28% corporate bonds, 1% real estate and 2% other.

The discount rate is an assumption used to determine the actuarial present value of benefits attributed to the services rendered by participants in our pension plans. The rate used reflects our best estimate of the rate at which pension benefits will be effectively settled. We estimate this rate based on available rates of return on high-quality fixed-income investments currently available, primarily Moody’s AA corporate bond yields with terms similar to the expected timing of payments to be made under our pension obligations.

Changes in the rate of return or discount rate could have a material effect on our reported pension obligation and related pension expense. The following table outlines the approximate impact that a 0.25% increase or decrease in the rate of return or discount rate would have on our U.S. pension expense and projected benefit obligation (in millions):

	Pension Cost	Projected Benefit Obligation
0.25% Increase/Decrease in Expected Rate of Return	$1.5	n/a
0.25% Increase/Decrease in Discount Rate	$1.3	$16.1

We use a combination of historical results and anticipated future events to estimate and make assumptions relating to our critical accounting policies. Actual results could differ from our estimates.

Recent Accounting Developments

See Note 1 “Nature of Business and Summary of Significant Accounting Policies” in the notes to consolidated financial statements for information regarding recent accounting developments.

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

•       the impact of shifting our lease agreements from predominantly STLs to predominantly OTLs;

•       the impact of the implementation of SFAS No. 123(R) “Share Based Payment,’’ on our reported results;

•       our liquidity requirements and capital resources and the effects of litigation;

•       planned increases in our quarterly dividend payout ratio; and

•       our anticipated use of operating cash flows.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. Actual results could differ materially. These risks and uncertainties include, but are not limited to:

•       unanticipated delays in completing our ERP program;

•       loss of market share in our markets;

•       the effects of potential healthcare reform in the countries in which we operate or sell products;

•       unanticipated reductions in cash flows and difficulty in sales of assets as described in Note 5 “Sale of Assets” of the consolidated financial statements;

•       the timing and extent of our change from structuring our lease agreements from predominately STLs to OTLs;

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian dollar. As of December 31, 2005 and 2004, the notional amounts of all derivative foreign exchange contracts was $272.3 million and $397.8 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all derivative foreign exchange contracts as of December 31, 2005 and 2004, was a net asset (liability) of $10.8 million and $(5.3) million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at December 31, 2005. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $20.1 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $10.3 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase the Company’s pre-tax earnings by $2.7 million based on the amount of variable rate debt outstanding at December 31, 2005. This analysis includes the effect of our reverse interest rate swap derivatives which change the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 9 “Derivatives” of the consolidated financial statements.

Financial Risk Management

Our risk management program, developed by senior management and approved by the board of directors, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposures to fluctuations in the financial markets are to changes in foreign exchange rates and interest rates.

Foreign exchange risk arises because our reporting currency is the U.S. dollar and we generate approximately 48% of our revenues in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater than U.S. dollar-denominated sales as a percentage of total net sales. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations, and depreciation of the U.S. dollar against such currencies has a positive impact.

We seek to minimize our exposure to changes in exchange rates by denominating costs and expenses in foreign currencies. When these opportunities are exhausted, we use derivative financial instruments to function as “hedges”. We use forward contracts and purchased option contracts to hedge certain foreign currency denominated transactions. We do not use these instruments for speculative or trading purposes.

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

We have audited the accompanying consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Costa Mesa, California
February 22, 2006

Consolidated Balance Sheets
(in millions, except amounts per share)

	December 31,
	2005	2004
Assets
Current assets
Cash and cash equivalents	$57.6	$67.9
Trade and other receivables, net	601.6	653.5
Inventories	461.8	463.2
Deferred income taxes	62.8	44.5
Prepaids and other current assets	49.8	50.5
Total current assets	1,233.6	1,279.6
Property, plant and equipment, net	552.5	443.8
Goodwill	548.2	386.9
Other intangibles, less accumulated amortization of $87.8 and $88.9 at 2005 and 2004, respectively	354.5	321.1
Other assets	338.8	358.4
Total assets	$3,027.6	$2,789.8
Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$171.2	$159.9
Notes payable	48.2	27.7
Current maturities of long-term debt	107.0	20.0
Accrued expenses	384.0	341.4
Income taxes payable	48.1	62.9
Total current liabilities	758.5	611.9
Long-term debt, less current maturities	589.1	611.7
Deferred income taxes	189.3	175.6
Other liabilities	295.9	296.3
Total liabilities	1,832.8	1,695.5
Commitments and contingencies (see Note 15)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 67.4 and 66.8 at 2005 and 2004, respectively; shares outstanding 62.4 and 61.6 at 2005 and 2004, respectively	6.7	6.7
Additional paid-in capital	449.8	414.7
Retained earnings	932.9	820.8
Accumulated other comprehensive income (loss):
Minimum pension adjustment	(3.6)	(3.2)
Cumulative foreign currency translation adjustments	38.3	81.0
Derivatives qualifying as hedges	2.8	(9.4)
Treasury stock, at cost: 4.7 and 4.9 common shares at 2005 and 2004, respectively	(228.7)	(214.4)
Unearned compensation	(3.4)	(1.9)
Common stock held in grantor trust, at cost: 0.3 common shares at 2005 and 2004	(15.7)	(15.4)
Grantor trust liability	15.7	15.4
Total stockholders’ equity	1,194.8	1,094.3
Total liabilities and stockholders’ equity	$3,027.6	$2,789.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
(in millions, except amounts per share)

	Years ended December 31,
	2005	2004	2003
Product revenue	$2,124.0	$2,104.4	$1,909.5
Service revenue	319.8	303.9	283.0
Total revenue	2,443.8	2,408.3	2,192.5
Cost of sales	1,316.5	1,272.0	1,144.8
Gross profit	1,127.3	1,136.3	1,047.7
Operating costs and expenses
Selling, general and administrative	652.3	606.0	555.3
Research and development	208.9	200.0	194.3
Restructure charge (credit)	36.4	(0.7)	18.5
Asset impairments	24.0	—	—
Litigation settlements	—	—	(49.9)
Total operating costs and expenses	921.6	805.3	718.2
Operating income	205.7	331.0	329.5
Non-operating (income) expense
Interest income	(18.1)	(13.2)	(9.9)
Interest expense	43.8	36.2	40.2
Other, net	14.4	29.8	26.4
Total non-operating expense	40.1	52.8	56.7
Earnings before income taxes	165.6	278.2	272.8
Income taxes	15.0	67.3	65.6
Net income	$150.6	$210.9	$207.2
Basic earnings per share	$2.42	$3.42	$3.38
Diluted earnings per share	$2.32	$3.21	$3.21
Weighted average number of shares outstanding (in thousands) Basic	62,290	61,643	61,212
Diluted	64,861	65,773	64,493

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income
(in millions, except amounts per share)

	Years Ended December 31,
	2005	2004	2003
Common Stock
Beginning of year	$6.7	$6.5	$6.1
Shares issued under stock option and benefit plans	—	0.2	0.4
End of year	6.7	6.7	6.5
Additional Paid-In Capital
Beginning of year	414.7	327.5	259.4
Shares issued under stock option and benefit plans	18.4	68.8	56.2
Tax benefit from exercise of non-qualified stock options	16.7	18.4	11.9
End of year	449.8	414.7	327.5
Retained Earnings
Beginning of year	820.8	639.9	457.4
Net income	150.6	210.9	207.2
Elimination of international lag (see Note 1)	(3.1)	—	—
Dividends to stockholders, $0.56 per share, $0.48 share and $0.40 per share during 2005, 2004 and 2003 respectively	(35.4)	(30.0)	(24.7)
End of year	932.9	820.8	639.9
Accumulated Other Comprehensive Income (Loss)
Beginning of year	68.4	7.1	(92.5)
Other comprehensive (loss) income	(30.9)	61.3	99.6
End of year	37.5	68.4	7.1
Treasury Stock
Beginning of year	(214.4)	(80.2)	(38.3)
Repurchases of treasury stock	(62.8)	(137.7)	(41.9)
Stock issued from treasury	48.5	3.5	—
End of year	(228.7)	(214.4)	(80.2)
Unearned Compensation
Beginning of year	(1.9)	(3.1)	—
Issuance of restricted stock	(2.7)	—	(4.0)
Amortization of unearned compensation	1.2	1.2	0.9
End of year	(3.4)	(1.9)	(3.1)
Common Stock Held in Grantor Trust
Beginning of year	(15.4)	(14.1)	(14.1)
Repurchases of common stock held in grantor trust	(0.3)	(1.3)	—
End of year	(15.7)	(15.4)	(14.1)
Grantor Trust Liability
Beginning of year	15.4	14.1	14.1
Repurchases of common stock held in grantor trust	0.3	1.3	—
End of year	15.7	15.4	14.1
Total Stockholders’ Equity	$1,194.8	$1,094.3	$897.7
Comprehensive Income
Net income	$150.6	$210.9	$207.2
Other comprehensive income (loss)
Foreign currency translation adjustments	(42.7)	46.4	71.0
Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $6.9, $6.3 and $24.1 in 2005, 2004 and 2003 respectively	10.3	(9.4)	(36.2)
Reclassifications to income, net of income taxes of $1.2, $16.6 and $12.1 in 2005, 2004 and 2003, respectively	1.9	25.0	18.2
Minimum pension adjustment, net of income taxes of $0.1, $0.5 and $1.6 in 2005, 2004 and 2003, respectively	(0.4)	(0.7)	46.6
Other comprehensive (loss) income	(30.9)	61.3	99.6
Total Comprehensive Income	$119.7	$272.2	$306.8

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions)

	Years ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities
Net income	$150.6	$210.9	$207.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	145.0	114.0	105.9
Amortization of unearned compensation	1.2	1.2	0.9
Asset impairments	24.0	—	—
Restructure charge (credit) accrued	32.0	(0.7)	18.5
U.S. Pension Trust contributions	—	(40.0)	(149.5)
Deferred income taxes, net	(28.7)	32.3	38.7
Changes in assets and liabilities:
Trade and other receivables, net	32.1	(44.4)	(5.1)
Inventories	(1.6)	(29.4)	13.9
Accounts payable and accrued expenses	24.6	22.9	20.9
Income taxes payable	3.2	25.7	(5.7)
Other	37.3	(25.6)	(20.3)
Net cash provided by operating activities	419.7	266.9	225.4
Cash Flows from Investing Activities
Additions to property, plant and equipment	(243.9)	(158.7)	(132.9)
Proceeds from disposition of assets	—	—	5.8
Payments for business acquisitions and technology licenses, net of cash acquired	(240.6)	(8.8)	(13.3)
Net cash used in investing activities	(484.5)	(167.5)	(140.4)
Cash Flows from Financing Activities
Dividends to stockholders	(35.4)	(30.0)	(24.7)
Proceeds from issuance of stock	62.9	73.1	52.6
Repurchase of common stock as treasury stock	(62.8)	(137.7)	(41.9)
Repurchase of common stock held in grantor trust	(0.3)	(1.3)	—
Debt borrowings (repayments), net	114.2	(5.2)	29.6
Long-term debt repayments	(21.3)	(8.5)	(131.9)
Debt acquisition costs	(0.7)	—	—
Net cash provided by (used) in financing activities	56.6	(109.6)	(116.3)
Effect of exchange rates on cash and equivalents	(2.1)	3.5	14.5
Decrease in cash and equivalents	(10.3)	(6.7)	(16.8)
Cash and equivalents—beginning of year	67.9	74.6	91.4
Cash and equivalents—end of year	$57.6	$67.9	$74.6
Supplemental Disclosures of Cash Flow Information Cash paid during the period for:
Interest	$39.2	$31.4	$43.3
Income taxes	$29.7	$36.3	$32.8
Non-cash investing and financing activities:
Purchase of equipment under capital lease	$4.8	$6.7	$4.6

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
(tabular dollar amounts in millions, except amounts per share)

1.      Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Beckman Coulter Inc. (the “Company”) is a leading manufacturer of biomedical testing instrument systems and supplies that simplify and automate laboratory processes used in all phases of the battle against disease. The Company’s products are used in a range of applications, from instruments used in pioneering medical research, clinical trials and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care.

The Company’s product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. The Company has more than 200,000 systems operating in laboratories around the world, with approximately 69% of 2005 revenues coming from after-market customer purchases of operating supplies, chemistry kits and service. The Company markets its products in more than 130 countries, with approximately 48% of revenues in 2005 coming from sales outside the United States (“U.S.”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries over which it has a controlling financial interest. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Prior to 2005, the Company subsidiaries outside the U.S. (except Canada) were included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one-month reporting lag was eliminated at the beginning of 2005 as it was no longer required in order to achieve a timely consolidation. Revenue for these subsidiaries was $43.2 million for the month of December 2004. The December 2004 net loss of $3.1 million for these subsidiaries, which was historically reported in the first quarter of the subsequent calendar year, was recorded as an adjustment to retained earnings on January 1, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, including accounts receivable, inventory valuations, warranty accruals, value of long-lived assets, employee benefit plan obligations, environmental and litigation obligations, taxes and others. These estimates and assumptions affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated statements of operations in the period that they are determined.

Financial Instruments

The carrying values of the Company’s financial instruments approximate their fair value at December 31, 2005 and 2004, except for long-term debt. Management estimates are used to determine the market value of cash and cash equivalents, trade and other receivables, notes payable, accounts payable and amounts included in other current assets, other assets and accrued expenses meeting the definition of a financial instrument. Concentrations of credit risk with respect to receivables are limited due to the large

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

number of customers and their dispersion across worldwide geographic areas. Quotes from financial institutions are used to determine market values of the Company’s debt and derivative financial instruments. The carrying value and fair value of the Company’s long-term debt at December 31, 2005 was $696.1 million and $ 734.8 million, respectively. The carrying value and fair value of the Company’s long-term debt at December 31, 2004 was $631.7 million and $688.7 million, respectively.

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

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are determined by 1) analyzing specific customer accounts that have known or potential collection issues and 2) applying historical loss rates to the aging of the remaining accounts receivable balances.

Inventories

Inventories are valued at the lower of cost or market using the first-in, first-out method.

Property, Plant and Equipment and Depreciation

Land, buildings, machinery and equipment are carried at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is computed generally, on the straight-line basis over the estimated useful lives of the related assets. Buildings are depreciated over 20 to 40 years, machinery and equipment over 3 to 10 years and instruments subject to lease over 5 years. Leasehold improvements are amortized over the lesser of the life of the asset or the term of the lease.

Computer Software Costs

The Company records the costs of internal use computer software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Development or Obtained for Internal Use” (“SOP 98-1”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. The Company capitalizes interest on these costs when amounts are determined to be material. Amortization of computer software costs begins for each module or component when the computer software is ready for its intended use.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

Goodwill and Other Intangibles

The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). SFAS No. 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned. The Company considers the Company as a whole to be its reporting unit for purposes of testing for impairment as the components within the Company have similar economic characteristics and thus do not represent separate reporting units.

For goodwill, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.

We perform our annual impairment test on goodwill in the fourth quarter of each fiscal year. At December 31, 2005, we had $548.2 million of goodwill. To determine the fair value of our reporting units we use a comparable industry revenue multiple approach. Under this approach, we determine the average number of years of sales for certain companies in the appropriate industry that are required to equal that company’s Enterprise Value, (“comparable industry revenue multiple”). We then take the product of the revenues for our reporting units and the comparable industry revenue multiple, which represented that reporting unit’s fair value and compared this to the reporting unit’s book value, which resulted in no goodwill impairment. Accordingly, step two of the goodwill impairment test was not required to be performed.

Other intangibles consist primarily of patents, trademarks, developed technology and customer base arising from business acquisitions. Other intangibles that have definite lives are amortized on a straight-line basis over the estimated useful lives of the related assets. Technology is amortized over 5 to 25 years, customer contracts over 9 to 25 years and other intangibles over 3 to 20 years (see Note 6 “Goodwill and Other Intangibles”).

Accounting for Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Revenue Recognition, Including Customer Leased Instruments

The Company sells products for cash under normal trade terms, or under a lease or as part of bundled contract arrangements which include the use of the instrument, reagents and service. For instruments and reagents, revenue is recognized when risk of loss transfers, when persuasive evidence of an arrangement exists, the price to the buyer is fixed and determinable and collectibility is reasonably assured. When a customer enters into an operating-type lease (“OTL”) agreement, instrument revenue is recognized on a straight line basis over the life of the lease. Under a sales-type lease (“STL”) agreement, instrument revenue is generally recognized at the time of shipment based on the present value of the minimum lease payments, with interest income recognized over the life of the lease using the interest method. For those

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

instrument sales that include multiple deliverables, such as installation, training, after-market supplies or service, the Company allocates revenue based on the relative fair values of the individual components as determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21: “Revenue Arrangements with Multiple Deliverables,” (“EITF No. 00-21”). Reagent revenue is generally recognized at the time of shipment. Service revenues on maintenance contracts are recognized ratably over the life of the service agreement, or as service is performed if not under contract. Credit is extended based upon the evaluation of the customer’s financial condition and the Company generally does not require collateral.

Determination of Appropriate Revenue Recognition for Leases

The Company’s accounting for leases involves specific determinations under SFAS No. 13 “Accounting for Leases” (“SFAS No. 13”) which often involve complex provisions and significant judgments. The four criteria of SFAS No. 13 that the Company uses in the determination of a STL or OTL are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) a determination of whether or not the lease contains a bargain purchase option. Additionally, the Company assesses whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that the Company has yet to incur with respect to the lease. Generally, the Company’s leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

The economic life of the Company’s leased equipment and its fair value require significant accounting estimates and judgment. These estimates are based on the Company’s historical experience. The most objective measure of historical evidence of the economic life of the Company’s leased equipment is the original term of a lease, which is typically five years, since a majority of the equipment is returned by the lessee at or near the end of the lease term and there is not a significant after-market for the Company’s used equipment without substantial remanufacturing. The Company believes that this is representative of the period during which the equipment is expected to be economically usable, with normal service, for the purpose for which it is intended. The Company regularly evaluates the economic life of existing and new products for purposes of this determination.

The fair market value of the Company’s leased equipment is determined by a range of cash selling prices or other verifiable objective evidence, if applicable. The Company regularly evaluates available objective evidence of equipment fair values using historical data.

The Company has certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as 1) those dependant on fiscal funding outside of a governmental unit’s control, 2) those that can be cancelled if deemed in the tax payers’ best interest or 3) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering the Company’s historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether the renewal option is reasonably assured.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as amended. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other non-operating (income) expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., derivatives qualifying as hedges) and is subsequently recognized in other non-operating (income) expense upon the recognition of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in other non-operating (income)expense. If the derivative is designated as hedging the foreign currency exposure of a net investment in a foreign operation (“net investment hedge”), the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (i.e., cumulative foreign currency translation adjustment).

Stock-based Compensation

The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Pursuant to APB No. 25, compensation related to stock options is the difference between the grant price and the fair market value of the underlying common shares at the grant date. Generally, the Company issues options to employees with a grant price equal to the market value of its common stock on the grant date. Accordingly, the Company has recognized minimal compensation expense on its stock option plans. The Company also does not recognize compensation expense on stock issued to employees under its stock purchase plan where the discount from the market value is not material. Compensation expense resulting from grants of restricted stock is recognized during the period in which the service is performed (see Note 13 “Employee Benefits”). The following table illustrates the effect on net income and earnings per share as if the fair value-based method provided by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) had been applied for all outstanding and unvested awards each year:

	2005	2004	2003
Net income as reported	$150.6	$210.9	$207.2
Stock-based employee compensation expense included in reported net income, net of tax	1.6	0.8	0.6
Pro forma compensation expense, net of tax	(22.8)	(21.7)	(13.5)
Pro forma net income	$129.4	$190.0	$194.3
Earnings per share:
Basic—as reported	$2.42	$3.42	$3.38
Basic—pro forma	$2.08	$3.08	$3.17
Diluted—as reported	$2.32	$3.21	$3.21
Diluted—pro forma	$2.00	$2.89	$3.01

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

The Company uses the Black-Scholes valuation model for estimating the fair value of its options. The following represents the estimated fair value of options granted and the weighted average assumptions used for the calculation:

	2005	2004	2003
Weighted average estimated fair value per option granted	$21.00	$19.33	$16.57
Average exercise price per option granted	$65.25	$55.00	$39.22
Stock volatility	31.6%	32.3%	37.2%
Risk-free interest rate	3.8%	3.6%	4.6%
Option term—years	5.4	6.5	7.4
Stock dividend yield	1.0%	1.0%	1.1%

The proforma effect of accounting for the Company’s Employee Stock Purchase Plan is immaterial for all periods presented.

Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses on the accompanying consolidated balance sheet. Changes in product warranty obligations are as follows:

	2005	2004	2003
Beginning of year	$15.5	$14.7	$12.9
New warranties	49.2	46.8	43.3
Payments	(53.0)	(46.0)	(41.5)
End of year	$11.7	$15.5	$14.7

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

The Company has established a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. An increase or decrease to income would occur if the Company were to determine that it was able to utilize more or less of these deferred tax assets than currently expected.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

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

Inventory Costs

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Accordingly, the Company will adopt SFAS No. 151 in the fiscal year beginning January 1, 2006. The adoption of SFAS No. 151 is not expected to have a significant impact on the Company’s results of operations or financial position.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”). This Statement revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and will be adopted in the first quarter of 2006. The Company plans to adopt SFAS No. 123(R) using the modified prospective method, whereby the Company will expense the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company intends to use the Black-Scholes valuation method to estimate the fair value of its options. The Company expects that implementation of SFAS No. 123(R) will result in additional expense related to share-based compensation of approximately $20 million before tax, or $12 million, net of tax, in 2006. This estimate includes the effect of options granted in January 2006. However, the actual expense in 2006 depends on a number of factors, including fair value of awards at the time of grant and the number of share-based awards granted in 2006.

Changes in Presentation

Certain prior year amounts have been reclassified to conform to current year presentation.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

2.      Composition of Certain Financial Statement Captions

The following provides components of certain of the Company’s financial statement captions:

	2005	2004
Trade and other receivables, net
Trade receivables	$564.2	$600.7
Other receivables	19.2	23.9
Current portion of STL receivables	48.7	55.7
Less allowance for doubtful accounts	(30.5)	(26.8)
	$601.6	$653.5
Inventories
Raw materials, parts and assemblies	$135.7	$123.6
Work in process	15.9	23.7
Finished products	310.2	315.9
	$461.8	$463.2
Property, plant and equipment, net
Land	$7.6	$7.9
Buildings	151.7	139.2
Machinery and equipment	609.4	581.4
Customer leased equipment	395.1	332.7
	1,163.8	1,061.2
Less accumulated depreciation
Buildings, machinery and equipment	(406.4)	(390.4)
Instruments subject to lease	(204.9)	(227.0)
	$552.5	$443.8
Accrued expenses
Unrealized service income	$95.7	$90.1
Accrued compensation	116.7	105.7
Accrued insurance	19.4	17.8
Sales taxes payable	18.5	20.8
Accrued severance and other related costs	30.4	—
Other	103.3	107.0
	$384.0	$341.4

Depreciation expense was $128.0 million, $100.3 million and $93.3 million for 2005, 2004 and 2003, respectively. Approximately $3.1 million of interest expense was capitalized to property, plant and equipment in 2005 related to internal use software under development.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

3.                 Acquisitions

During the year ended December 31, 2005 the Company completed two acquisitions that are summarized as follows:

	Cash Purchase Price	Goodwill	Intangible Assets
Agencourt	$100.4	$77.6	$29.5
DSL	$134.4	$95.0	$34.0

Agencourt Bioscience Corporation—On May 31, 2005, pursuant to a stock purchase agreement, the Company completed the acquisition of all of the stock of Agencourt Bioscience Corporation (“Agencourt”), a leading provider of genomic services and nucleic acid purification products in the biomedical research market. The primary reason for the acquisition was to acquire Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology which provides state-of-the-art results for the isolation and purification of RNA and DNA which the Company plans to use for automated sample preparation systems for biomedical research and molecular testing.

The purchase price was approximately $100.4 million, net of cash acquired, and was financed by our operating cash flows and borrowings under our credit facility. The Company recorded $29.5 million in intangible assets, consisting of complete technology, customer relationships and trademarks. Useful lives related to these intangibles are approximately 10 years. The terms of the agreement provide for additional contingent payments, based on operating results and product development activities, of up to $40.0 million through 2007. As these payments occur, they will be accounted for as additional purchase price. These payments are made to former shareholders of Agencourt, many of whom are now employees of the Company. In September 2005, $2.0 million of additional purchase price was as the result of the delivery of the first product.

Approximately $12.5 million of the purchase price paid was initially placed in an escrow account and was recorded in other assets on the Company’s consolidated balance sheet. As stipulated in the purchase agreement, an additional $0.5 million of additional consideration was paid to the former shareholders of Agencourt and approximately $5.5 million of the escrow account was released in September 2005 as a result of the delivery of the final closing balance sheet of Agencourt. Payment of the remaining escrow account, approximately $7.0 million, is subject to certain indemnification obligations of Agencourt. The release of this escrow account, which could result in further adjustments to purchase price, will take place beginning in October 2006 through May 2008.

Diagnostic Systems Laboratories—On October 11, 2005, the Company acquired all of the stock of Diagnostic Systems Laboratories Corporation (“DSL”) of Webster, Texas. DSL is a leading provider of specialty immunoassays including proprietary technology for reproductive endocrinology and cardiovascular risk assessment. The Company plans to use the acquired technologies to enhance its current immunoassay product offerings in reproductive endocrinology and cardiovascular diagnostics. The Company also plans to commercialize several of DSL’s manual tests on its automated platforms beginning in 2007.

The approximate purchase price was $134.4 million, net of cash acquired, and was financed by operating cash flows and borrowings under the Company’s existing credit facility. The Company recorded $34.0 million in intangible assets, consisting of complete technology, customer relationships, trademarks,

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

and a non-competition agreement. Useful lives related to these intangibles range from 5 to 16 years. Total goodwill recorded at December 31, 2005 is $95.0 million.

Also, in accordance with the purchase agreement $10.0 million of the purchase price paid was placed in an escrow account and was recorded in other assets on the Company’s consolidated balance sheet. Payment of the escrow account is subject to certain indemnification obligations of DSL. The release of this escrow account, beginning April 2007, could result in further adjustments to purchase price.

The results of operations for Agencourt and DSL have been included in the accompanying consolidated financial statements from the dates of the acquisitions. Pro-forma results have not been presented as the results of Agencourt and DSL are not material in relation to the consolidated financial statements of the Company.

4.                 Restructuring Activities and Asset Impairments

Restructuring Activities—In July 2005, the Company announced a strategic reorganization of its business to combine its Biomedical Research Division and Diagnostic Division into a single company structure. The objective of the restructure is to better enable the Company to leverage its personnel, technologies and products across the entire biomedical testing continuum. As a result of these activities the Company expects to eliminate approximately 350 positions worldwide. A charge of $34.8 million was recorded in 2005 for severance and related benefits for affected employees. Additional charges may also be incurred in 2006 as other aspects of the reorganization are implemented.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2005 (in millions):

	Initial Accrual	Cash Payments in 2005	Balance at December 31, 2005
Employee termination	$34.8	$4.4	$30.4

Asset Impairments—As a result of the restructuring activities, the Company exited certain non-strategic products and products under development. Significant projects that the Company decided to exit include a test under development for the detection of Bovine Spongiform Encephalopathy (mad cow disease); a portable hematology instrument and an assay under development for the detection and management of sepsis. Additionally, the Company exited certain non-strategic product lines in the Cellular product area, and certain non-core product lines in the Discovery and Automation product area.

As it was determined that the Company no longer had significant sales and cash flow expectations for the assets related to the above projects and product lines, as well as other less significant products, the Company recorded a $24.0 million charge to write-off patents, licenses and other related assets. The patent amounts were written down to their estimated fair values as determined by their discounted cash flows. Additionally, charges of $2.3 million were recorded in cost of goods sold for inventory write-offs related to products that are no longer being offered by the Company, and $1.6 million in selling, general and administrative expenses for other costs related to the restructuring.

During August 2005, Hurricane Katrina severely impacted certain of the Company’s customers and leased equipment located in the gulf coast region. As a result, the Company recorded a $4.9 million charge in selling, general and administrative expenses primarily to reserve for impaired receivables and write off damaged leased equipment. The Company does not expect significant insurance recoveries on these assets.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

5.                 Sale of Assets

During 2005, 2004 and 2003, the Company sold certain receivables (“Receivables”) as part of its plan to reduce debt. The net book value of Receivables sold in 2005, 2004 and 2003 was $117.1 million, $116.9 million and $104.2 million, respectively, and for which the Company received approximately $119.1 million, $118.9 million and $107.5 million, respectively, in cash proceeds. Approximately 59.7% and 70% of those sales took place in Japan during the years ended 2005 and 2004, respectively. These transactions were accounted for as sales and as a result the related receivables have been excluded from the accompanying consolidated balance sheets.

The agreements underlying the Receivables sales in the U.S. contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S. the Company services the sold Receivables whereby it continues collecting payments from the end user customer on the behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the estimated life of the service period. At December 31, 2005 and 2004, there was $1.0 million of deferred service fees included in accrued expenses on the consolidated balance sheets. For the years ended December 31, 2005, 2004 and 2003, there was $0.3 million of deferred service fees amortized to income.

6.                 Goodwill and Other Intangibles

The following presents activity for goodwill:

Goodwill, December 31, 2003	$388.8
Minority interest acquisition	0.4
Settlements of pre-acquisition tax contingencies	0.3
Acquisitions and related adjustments	(2.3)
Purchase liability adjustment	(1.2)
Currency translation adjustment	0.9
Goodwill, December 31, 2004	386.9
Settlements of pre-acquisition tax contingencies	(10.0)
Acquisitions and related adjustments	172.1
Currency translation adjustment	(0.8)
Goodwill, December 31, 2005	$548.2

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

The following provides information about the Company’s other intangible assets:

	Year Ended December 31, 2005			Year Ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$78.6	$(14.8)	$63.8	$59.2	$(22.6)	$36.6
Customer contracts	184.9	(54.5)	130.4	167.1	(47.2)	119.9
Other	38.7	(18.5)	20.2	43.6	(19.1)	24.5
	302.2	(87.8)	214.4	269.9	(88.9)	181.0
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6
	$442.3	$(87.8)	$354.5	$410.0	$(88.9)	$321.1

Recorded intangible asset amortization expense for the year ended December 31, 2005, 2004 and 2003 was $17.0 million, $13.8 million and $12.6 million, respectively. Estimated intangible asset amortization expense (based on existing intangible assets) for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 is $18.3 million, $17.3 million, $16.8 million, $15.9 million and $15.3 million, respectively. See Note 4 “Restructuring and Asset Impairments.’’

7.                 Sale-leaseback of Real Estate

On June 25, 1998, the Company sold its interest in four of its properties located in Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, the Company entered into long-term leases for each of these properties.

The initial term of each of the leases is 20 years, with options to renew for up to an additional 30 years. As provided by the leases, the Company pays the rents in Japanese Yen. Annual rentals are approximately $18.5 million at 2005 year-end rates. At the closing of the sale-leaseback transaction, the Company became guarantor of a currency swap agreement between its landlord and its banks to convert the Yen payments to U.S. dollars. As long as this swap agreement is in place, the Company’s obligation is to pay the rents in Yen. If this agreement ceases to exist, the Company’s obligation reverts to U.S. dollar payments. The Company expects to pay the rents as they come due out of cash generated by its Japanese operation. Obligations under the operating lease agreements are included in Note 15 “Commitments and Contingencies”.

The aggregate proceeds received from the sale of the four properties totaled $242.8 million before closing costs and transaction expenses. The Company has deferred the gain from this transaction and has included it in “Other liabilities.” This gain is being amortized over the initial lease term of 20 years to the various components of operating income. At December 31, 2005 and 2004, there was $87.9 million and $95.0 million of deferred gain remaining. For each of the years ended December 31, 2005, 2004 and 2003, there was $7.1 million of deferred gain amortized to income.

8.                 Debt Financing

Notes payable consists primarily of short-term bank borrowings by the Company’s subsidiaries outside the U.S. under local lines of credit. At December 31, 2005 approximately $109.1 million of unused, uncommitted, short-term lines of credit were available to the Company’s subsidiaries outside the U. S. at

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

various interest rates. Within the U.S., $17.7 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

Long-term debt consists of the following at December 31:

	Average Rate of Interest	2005	2004
Senior Notes, unsecured, due 2008	7.45%	$240.0	$240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	100.0	100.0
Credit Facility	3.98%	75.0	—
Other long-term debt	2.69%	33.6	35.6
Fair value adjustment on interest rate swaps (see Note 9)		5.8	11.9
Deferred gains on terminated interest rate swaps (see Note 9)		11.7	15.0
Unamortized debt discounts		(5.0)	(5.8)
		696.1	631.7
Less current maturities		(107.0)	(20.0)
Long-term debt, less current maturities		$589.1	$611.7

The aggregate maturities of long-term debt for the five years subsequent to December 31, 2005 are $107.0 million in 2006, $3.4 million in 2007, $249.9 million in 2008, $0.5 million in 2009, $75.1 million in 2010 and $247.7 million thereafter. As noted below, the $100.0 million debentures due 2026 include a feature that may require repayment in 2006. Accordingly, the Company has included this $100.0 million within the amount due in 2006.

Revolving Credit Facilities

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. This agreement amended the Company’s then-existing $400 million unsecured Credit Facility (which was due to expire in July 2005) to now provide the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At December 31, there was $75.0 million drawn on the $300 million Credit Facility. The Company drew on the Credit Facility during 2005 in order to fund the acquisitions of both Agencourt and DSL.

At December 31, 2005, the Company also had $16.5 million of letters of credit outstanding with availability to issue an additional $10.8 million of letters of credit.

Senior Notes

In March 1998, the Company issued $240.0 million of 7.45% unsecured Senior Notes due March 4, 2008 (the “1998 Senior Notes”). Interest is payable semi-annually in March and September. Discount and issuance costs approximated $6.2 million and are being amortized to interest expense over the term of the 1998 Senior Notes. At December 31, 2005, the Company had approximately $2.1 million of unamortized discount and issuance costs associated with the 1998 Senior Notes.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

In November 2001, the Company issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011 (the “2001 Senior Notes”). Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.9 million and are being amortized to interest expense over the term of the 2001 Senior Notes. At December 31, 2005, the Company had approximately $1.1 million of unamortized discount and issuance costs associated with the 2001 Senior Notes.

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

Debentures

In June 1996, the Company issued $100.0 million of debentures bearing an interest rate of 7.05% per annum due June 1, 2026. Interest is payable semi-annually in June and December. Discount and issuance costs of approximately $1.5 million are being amortized to interest expense over the term of the debentures. At December 31, 2005, the Company had approximately $1.0 million of unamortized discount and issuance costs associated with the debentures. The debentures may be repaid, in whole or in part, on June 1, 2006 at the option of the holders of the debentures at a redemption price of 103.9% of the principal amount, together with accrued interest to June 1, 2006. The debentures may be redeemed, in whole or in part, at the Company’s option at any time after June 1, 2006, at a redemption price equal to the greater of:

•       the principal amount of the debentures; or

•       the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury issue rate plus a margin of 0.1%.

Other Long-term Debt

Other long-term debt at December 31, 2005 consists principally of $21.1 million of notes used to fund the operations of the Company’s international subsidiaries. Some of the notes issued by the Company’s international subsidiaries are secured by their assets. Notes used to fund international subsidiaries amounted to $24.7 million at December 31, 2004. Capitalized lease obligations of $12.4 million in 2005 and $10.9 million in 2004 are also included in other long-term debt.

Covenants

Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2005 the Company was in compliance with all such covenants.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

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

Foreign Currency

The Company manufactures its products principally in the U. S., but generated approximately 48% of its revenues in 2005 from sales made outside the U.S. by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany sales to the Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency forward contracts to offset the effect of changes in the value of loans between subsidiaries and does not designate these derivative instruments as accounting hedges.

Hedge ineffectiveness associated with the Company’s cash flow hedges was immaterial and no cash flow or fair value hedges were discontinued in the years ended December 31, 2005, 2004 and 2003.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. The Company estimates that substantially all of the $4.7 million unrealized gain ($2.8 million after tax) included in other comprehensive income at December 31, 2005 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at December 31, 2005 which settle as late as December 2006.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

In March 1998, the Company entered into reverse interest rate swap contracts totaling $300.0 million associated with the issuance of the $400.0 million 1998 Senior Notes, of which $240.0 million are outstanding at December 31, 2005. In October 2001, the Company terminated $60.0 million of these reverse interest rate swap contracts, resulting in a deferred gain of $2.7 million that was amortized through the remaining original term of the swap agreement through March 2003. In April 2002, the Company terminated the remaining $240.0 million of these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that is being amortized over the remaining original term of the Senior Notes through March 2008.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

In April 2002, the Company entered into a reverse interest rate swap contract totaling $235.0 million associated with the $235.0 million Senior Notes due 2011. In September 2004, the Company terminated $95.0 million of the $235.0 million of reverse interest rate contracts, resulting in a deferred gain of $9.5 million. This amount is being amortized over the remaining term of the Senior Notes through November 2011.

Pursuant to the Company’s reverse interest rate swap agreements associated with the Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7 % and pays a floating interest rate based on the LIBOR (4.3 % at December 31, 2005). These reverse interest rate swaps are designated as fair value hedges. At December 31, 2005 the fair value of the remaining reverse interest rate swap, with a notional amount of $140 million, associated with the Senior Notes due 2011 was $5.8 million and is included in other long-term assets. An offsetting $5.8 million credit is included in long-term debt as a fair value adjustment.

10.   Other Non-operating (Income) Expense

Other non-operating (income) expense includes:

	2005	2004	2003
Foreign exchange and related derivative activity	$16.7	$33.2	$29.8
Investment write downs	—	—	2.8
Gain on sales of sales type lease receivables	(1.4)	(2.0)	(3.3)
Gain on sale of assets	—	(1.4)	(3.6)
Other	(0.9)	—	0.7
Total	$14.4	$29.8	$26.4

11.   Income Taxes

The components of earnings before income taxes were:

	2005	2004	2003
U.S.	$50.7	$172.5	$228.4
Non-U.S.	114.9	105.7	44.4
	$165.6	$278.2	$272.8

The provision for income taxes consisted of the following:

	2005	2004	2003
Current
U.S. federal	$15.0	$11.0	$7.0
Non-U.S.	25.5	29.7	16.0
U.S. state	2.0	4.4	3.9
Total current	42.5	45.1	26.9
Deferred
U.S. federal	(28.3)	23.2	40.7
Non-U.S.	0.8	(1.0)	(2.0)
Total deferred, net	(27.5)	22.2	38.7
Total	$15.0	$67.3	$65.6

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

Income tax benefits attributable to the exercise of non-qualified employee stock options of $16.7 million, $18.4 million and $11.9 million in 2005, 2004 and 2003, respectively, are recorded directly to additional paid-in-capital.

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	2005	2004	2003
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	(0.8)	1.5	0.9
Ireland and China manufacturing income	(6.4)	(3.3)	(2.6)
Non-U.S. taxes	(0.9)	0.4	0.8
Foreign income taxed in the U.S., net of credits	(1.0)	(1.3)	(2.2)
Repatriation of foreign earnings	—	2.6	—
Resolution of prior period tax matters	(13.0)	(10.6)	(2.5)
Non-taxable Coulter escrow account litigation settlement	—	—	(4.2)
Other	(3.8)	(0.1)	(1.1)
Effective tax rate	9.1%	24.2%	24.1%

Subsidiaries conducting manufacturing operations in Ireland and China are taxed at substantially lower income tax rates than the U.S. federal statutory tax rate. The lower tax rate reduced expected taxes by approximately $10.5 million in 2005, $9.2 million in 2004 and $7.1 million in 2003.

The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities consists of the following at December 31:

	2005	2004
Deferred tax assets
Accrued expenses	$29.0	$25.5
Compensation	21.9	24.4
Non U.S. deferred tax assets	42.1	41.7
Inventories	11.7	4.3
Postemployment benefits	46.2	47.4
Tax credits (primarily research and development)	23.8	12.8
Minimum pension liability	—	2.1
Derivatives qualifying as hedges		6.3
Other	33.9	40.6
	208.6	205.1
Less: Valuation allowance	(38.4)	(48.0)
Total deferred tax assets	170.2	157.1
Deferred tax liabilities
Accelerated depreciation	(27.6)	(27.2)
Deferred service contracts	(5.9)	(10.4)
Intangibles	(117.8)	(99.5)
Non U.S. deferred tax liabilities	(15.9)	(15.8)
Sale-leaseback deferred gain	(19.6)	(15.7)
Leases	(3.9)	(3.6)
Retirement benefits	(55.1)	(61.1)
Other	(50.9)	(54.9)
Total deferred tax liabilities	(296.7)	(288.2)
Net deferred tax liability	$(126.5)	$(131.1)

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

Non-U.S. deferred tax assets are primarily related to accrued expenses and compensation at foreign subsidiaries. The Company’s unutilized tax credits of $23.8 million at December 31, 2005 are scheduled to expire in the years 2022 to 2024.

At December 31, 2005, the Company had a valuation allowance of $38.4 million associated with certain deferred tax assets, principally long-term post-retirement obligations, due to uncertainties regarding their realizability. The Company believes that the remaining deferred income tax assets will be realized based upon its historical pre-tax earnings, adjusted for significant items such as non-recurring charges. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations to fully realize these deferred tax assets.

During the year ended December 31, 2005, the Company increased its valuation allowance by $2.1 million related to a capital loss carryover that may not be utilized in the future and $1.5 million related to intangible assets of Agencourt, offset by a tax decrease of $10.0 million related to the utilization of Coulter pre-acquisition R&D tax credits and $3.2 million related to the reduction in certain long lived liabilities.

During the year ended December 31, 2004, the Company increased its valuation allowance by $4.0 million related to state R&D tax credits that may not be realized in the future, offset by a decrease of $1.3 million related to loss carryforwards that were realized during the year.

Non-U.S. withholding taxes and U.S. taxes have not been provided on approximately $349 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in operations or will be offset by credits for foreign income taxes paid. Determination of the deferred tax liability related to unremitted earnings of foreign operations is not practicable.

12.   Earnings Per Share, Outstanding Shares and Treasury Stock

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items, to common stock using the treasury stock method based upon the weighted-average fair value of the Company’s common stock during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

Year Ended December 31, 2005	Net Earnings	Shares	Per Share Amount
Basic EPS:	(in millions)
Net earnings	$150.6	62.290	$2.42
Effect of dilutive stock options	—	2.571	(0.10)
Diluted EPS:
Net earnings	$150.6	64.861	$2.32

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

Year Ended December 31, 2004	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$210.9	61.643	$3.42
Effect of dilutive stock options	—	4.130	(0.21)
Diluted EPS:
Net earnings	$210.9	65.773	$3.21

Year Ended December 31, 2003	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$207.2	61.212	$3.38
Effect of dilutive stock options	—	3.281	(0.17)
Diluted EPS:
Net earnings	$207.2	64.493	$3.21

In 2005, 2004 and 2003 there were 1.6 million shares, zero shares and 1.5 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been anti-dilutive.

Outstanding Shares

The following is a detail of the Company’s outstanding common stock shares:

	2005	2004	2003
Outstanding at beginning of year	61.6	62.0	61.0
Employee stock purchases	1.7	2.1	2.2
Treasury stock purchases (see below)	(0.9)	(2.5)	(1.2)
Outstanding at end of year	62.4	61.6	62.0

Treasury Stock

In October 2004, the Company created the Benefit Equity Trust (“BET”) for pre-funding stock-related obligations of employee benefit plans. The BET does not change these plans or the amount of stock expected to be issued for these plans. The BET was funded with 5.0 million repurchased shares held in treasury. The Company has no obligation to purchase additional shares of its common stock to fund the BET. The shares in the BET are not considered outstanding for the calculation of EPS. During 2005, 1.1 million shares related to stock option exercises were issued out of the BET.

In October 2002, the Company’s Board of Directors authorized the repurchase of up to 5.0 million shares of the Company’s common stock through October 2005. Through December 31, 2004, the Company repurchased all 5.0 million shares at an average price of $43.62. At December 31, 2005, 4.7 million shares remain in treasury of which all are held by the BET. The BET has been included in the Company’s consolidated financial statements.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

In January 2005, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company’s outstanding common stock through 2006. During 2005, 0.9 million shares were repurchased for $62.8 million under this plan.

13.   Employee Benefits

Incentive Compensation Plan

In April 2004, the Company adopted the 2004 Long-Term Performance Plan (the “2004 Plan”). This plan replaced a similar plan originally adopted in 1998 as substantially all of the common stock authorized under the 1998 plan had been issued. The 2004 plan authorizes the issuance of up to 6.5 million shares of the Company’s common stock. Granted options typically vest over four year periods and expire seven years from the date of grant.

During 2004, the Company granted approximately 0.6 million immediately vesting stock options at an exercise price of $54.67 per share, equal to the market value of the Company’s common stock on April 1, 2004. These options were granted under an arrangement, entered into in 2001, whereby stock options would be granted to certain executives after the Company’s stock price reached $53.00 per share by a certain date and maintained this price for 30 consecutive trading days.

The following is a summary of the option activity, including weighted average option information (in thousands, except per option information):

	2005		2004		2003
	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	7,944	$35.55	9,173	$33.40	7,878	$28.98
Granted	1,846	65.25	632	57.62	2,878	39.21
Exercised	(1,095)	29.29	(1,713)	26.35	(1,436)	20.52
Canceled	(82)	51.27	(148)	34.99	(147)	35.40
Outstanding at end of year	8,613	43.46	7,944	35.55	9,173	33.40
Exercisable at end of year	5,536	38.12	4,889	31.93	4,537	27.40
Range of Exercise Prices	Options Outstanding at December 31, 2005	Weighted Average Exercise Price Per Outstanding Option		Weighted Average Remaining Contractual Life (Years)	Options Exercisable at December 31, 2005	Weighted Average Exercise Price Per Exercisable Option
$0.00 to $15.00	—	$—		—	—	$—
$15.01 to $20.00	140	19.78		0.9	140	19.78
$20.01 to $25.00	385	20.85		1.8	385	20.85
$25.01 to $30.00	2,338	27.36		5.0	1,756	26.92
$30.01 to $35.00	65	32.66		5.8	32	32.74
$35.01 to $40.00	920	38.52		4.5	920	38.52
$40.01 to $45.00	1,060	43.03		5.4	781	43.05
$45.01 to $50.00	68	48.65		5.9	43	48.47
$50.01 to $55.00	1,794	51.84		4.9	1,222	52.27
$55.01 and over	1,843	65.13		5.9	257	65.65
	8,613				5,536

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

Restricted Stock

Under the 1998 Incentive Compensation Plan, the Company may issue shares of restricted stock to its employees. During 2005, 2004 and 2003 the Company issued 52,500, 3,600 and 132,866 shares of restricted stock at a weighted average fair value of $58.00, $55.00 and $30.18 per share, respectively. These shares vest based on the passage of time generally over three to five years. The Company has accounted for the issuance of the restricted stock by crediting the fair value of the restricted shares on the date of grant of $3.0 million, $0.2 million and $4.0 million in 2005, 2004 and 2003, respectively, to additional paid-in capital. An offsetting amount was recorded to unearned compensation, and is included in stockholders’ equity. Unearned compensation is being amortized to income over the respective three to five year vesting periods and amounted to $1.2 million for the years ended December 31, 2005 and 2004, respectively and $0.9 million for the year ended December 31, 2003.

Stock Purchase Plan

The Company has a stock purchase plan that operates in accordance with section 423 of the IRS Code whereby all U.S. employees and employees of certain subsidiaries outside the U.S. can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. During 2005, 2004 and 2003, employees purchased 0.2 million shares, 0.2 million shares and 0.3 million shares, respectively, and 2.6 million shares remain available for use in the plan at December 31, 2005.

Stock Appreciation Rights

The Company periodically awards stock appreciation rights to certain employees of its international subsidiaries. These rights vest over two, three or four years. Compensation expense for these rights is based on changes between the grant price and the fair market value of the rights. The compensation (benefit) expense attributable to the stock appreciation rights was $(3.6) million, $3.3 million and $3.9 million during 2005, 2004 and 2003, respectively.

Postemployment Benefits

Pursuant to SFAS No. 112 “Employers Accounting for Post Employment Benefits,” the Company recognizes an obligation for certain benefits awarded to individuals after employment but before retirement. During 2005, 2004 and 2003, the Company recorded charges of $7.8 million, $4.5 million and $2.1 million, respectively, associated with its post employment obligations. Excluded from these amounts are obligations arising from restructuring activities. See Note 4 “Restructuring Activities and Asset Impairments” for a discussion of the $34.8 million restructure charge recorded in 2005.

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

The Trust has been consolidated in the Company’s financial statements. The $15.7 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

accompanying consolidated balance sheet as components of stockholders’ equity at December 31, 2005. The common stock was acquired in the open market. The Trust will hold the common stock for the benefit of the participants and will distribute the stock to the participants in accordance with the provisions of the plans. The participants may elect to receive distributions over one to 15 years, upon termination of service.

14.   Retirement Benefits

Defined Benefit Pension Plans

The Company provides pension benefits covering the majority of its employees. Pension benefits for the Company’s domestic employees are based on age, years of service and compensation rates. The Company’s funding policy is to provide currently for accumulated benefits, subject to federal regulations.

Certain of the Company’s international subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans. Unfunded foreign pension obligations are recorded as a liability on the Company’s consolidated balance sheets.

Postretirement Plan

The Company’s Postretirement Plan provides certain healthcare and life insurance benefits for retired U.S. employees and their dependents. Eligibility under the Postretirement Plan and participant cost sharing is dependent upon the participant’s age at retirement, years of service and retirement date. Employees who had not met certain age and service requirements as of December 31, 2002 are not eligible to receive medical coverage upon retirement.

The Company adopted FSP FAS 106-2 “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003,” on a prospective basis effective July 1, 2004. This adoption resulted in a reduction of the Company’s accumulated postretirement benefit obligation of $32.3 million and a reduction of the net periodic benefit cost of $2.2 million for the year ended December 31, 2004.

The accumulated benefit obligation for the Company’s pension plans is $759.0 million as of the 2005 measurement date and $711.9 million as of the 2004 measurement date.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

The Company uses an actuarial measurement date of December 31 and November 30 for its domestic and international plans, respectively, to measure its benefit obligations and to calculate its net periodic benefit cost for pension and other postretirement benefits.

The following represents required disclosures regarding benefit obligations, plan assets and the weighted average assumptions utilized for the Pension and Postretirement Plans determined by outside actuarial valuations:

	Pension Plans		Postretirement Plan
	2005	2004	2005	2004
Change in benefit obligation:
Benefit obligation at beginning of year	$804.0	$726.6	$91.2	$123.7
Service cost	28.4	23.1	1.7	2.4
Interest cost	46.1	42.3	4.6	6.2
Actuarial loss (gain)	53.8	32.9	14.8	(36.0)
Benefits paid	(59.5)	(38.3)	(7.9)	(8.1)
Plan participant contributions	3.2	3.1	3.1	3.0
Adjustments	9.6	—	—	—
Decrease due to curtailment	(4.5)	—	(1.2)	—
Impact of foreign currency changes	(18.4)	14.3	—	—
Benefit obligation at end of year	862.7	804.0	106.3	91.2
Change in plan assets:
Fair value of plan assets at beginning of year	734.6	643.2	—	—
Employer contributions	13.8	49.7	4.8	5.1
Plan participant contributions	3.2	3.1	3.1	3.0
Benefits paid	(59.5)	(38.3)	(7.9)	(8.1)
Adjustments	21.3	—	—	—
Actual return on plan assets	63.4	65.4	—	—
Impact of foreign currency changes	(13.8)	11.5	—	—
Fair value of plan assets at end of year	763.0	734.6	—	—
Unfunded status	(99.7)	(69.4)	(106.3)	(91.2)
Unrecognized prior service cost	9.7	12.2	(14.5)	(20.0)
Unrecognized net actuarial loss (gain)	237.3	210.9	10.6	(4.0)
Prepaid benefit (accrued) cost	$147.3	$153.7	$(110.2)	$(115.2)
Net amount on the Balance Sheet consists of:
Prepaid benefit cost	$178.2	$195.5	$—	$—
Accrued benefit liability	(37.0)	(47.4)	(110.2)	(115.2)
Intangible asset	0.2	0.3	—	—
Accumulated other comprehensive income, including a $2.2 million and $2.1 million deferred tax asset for 2005 and 2004, respectively	5.9	5.3	—	—
Net amount on balance sheet	$147.3	$153.7	$(110.2)	$(115.2)
U.S. Plans
Discount rate	5.8%	6.0%	5.8%	6.0%
Rate of compensation increase	3.5%	3.5%	—	—
International Plans
Discount rate	4.2%	4.8%	—	—
Rate of compensation increase	3.2%	2.9%	—	—

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

The Company discloses the obligations and plan assets for all plans in the U.S. and the majority of its pension plans outside the U.S. In 2005, the Company added the benefit obligations and plan assets for the Company’s pension plan in Ireland to the above tables. Accordingly $9.6 million is included in adjustments in the reconciliation of the change in benefit obligation and $8.1 million is included in adjustments in the reconciliation of the change in plan assets related to the pension plan in Ireland.

Additionally, in 2005, plan assets of the Company’s pension plan in Germany, approximately $11.2 million, were determined to meet the definition of plan assets as defined by SFAS No. 87 “Employers’ Accounting for Pensions” and are therefore included in adjustments in the reconciliation of the change in plan assets.

The following table lists the components of the net periodic benefit cost of the plans and the weighted-average assumptions as of December 31 for the periods indicated:

	Pension Plans			Postretirement Plan
	2005	2004	2003	2005	2004	2003
Service cost	$28.4	$23.1	$20.5	$1.8	$2.4	$2.8
Interest cost	46.1	42.3	41.0	4.6	6.2	7.9
Expected return on plan assets	(62.5)	(58.9)	(46.5)	—	—	—
Amortization of:
Transition obligation	—	—	(0.2)	—	—	—
Prior service costs	1.8	2.4	2.6	(4.8)	(4.8)	(4.1)
Actuarial gain (loss)	12.3	7.7	3.9	(1.0)	0.8	1.7
Net periodic benefit cost	26.1	16.6	21.3	0.6	4.6	8.3
Additional costs (benefits) due to curtailments and settlements	6.4	—	—	(0.7)	—	—
Net periodic benefit cost	$32.5	$16.6	$21.3	$(0.1)	$4.6	$8.3
U.S. Plans
Discount rate	6.0%	6.3%	7.0%	6.0%	6.3%	7.0%
Expected return on plan assets	9.0%	9.0%	9.0%	—	—	—
Rate of compensation increase	3.5%	3.0%	3.0%	—	—	—
International Plans
Discount rate	4.8%	5.0%	5.8%	—	—	—
Expected return on plan assets	6.9%	7.1%	7.8%	—	—	—
Rate of compensation increase	2.9%	3.1%	3.3%	—	—	—

In June 2005, in connection with the retirement of the Company’s former CEO, the Company recorded a $4.0 million curtailment charge related to his cash settlement election of an earned supplemental pension obligation. In December 2005, the Company recognized a pension curtailment cost of $ 2.4 million and a curtailment benefit of $0.7 million for plans in the U.S. and Japan.

As part of the restructuring (see Note 4 “Restructuring Activities and Asset Impairments”), the Company expects to eliminate 350 positions worldwide. If 10% of the U.S. pension plan participants are terminated and cash settlement options are requested, a plan settlement could be triggered under SFAS No. 88 “Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”. A Plan settlement would require a non-cash charge to earnings of approximately $20 million.  The Company intends to monitor the number of employees terminated which could trigger a plan settlement.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

Information regarding our pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2005	2004
Projected benefit obligation	$63.7	$91.7
Accumulated benefit obligation	53.9	77.8
Fair value of plan assets	20.0	31.3

Information regarding our pension plans with a projected benefit obligation in excess of plan assets is as follows:

	2005	2004
Projected benefit obligation	$862.7	$183.0
Fair value of plan assets	763.0	119.0

Expected Benefit Payments

Expected benefit payments for future years ending December 31 are as follows:

	Pension Benefits	Other Retirement Benefits
2006	$53.5	$4.1
2007	51.1	5.4
2008	56.2	5.7
2009	58.1	6.2
2010	58.8	6.8
2011 through 2015	336.2	41.8

Contributions

The Company expects to contribute approximately $20 million to the Company’s U.S. pension plans and approximately $4.1 million to the postretirement plan during 2006.

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category at fair value are as follows:

Asset category	December 31, 2005	December 31, 2004
Equity securities	69%	72%
Debt securities	23%	21%
Real estate	6%	6%
Other	2%	1%
Total	100%	100%

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

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

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

Assumed Health Care Cost Trend Rates

The assumed healthcare trend rate used in measuring the postretirement cost for 2005 is 10.0%, gradually declining to 5.0% by the year 2010 and remaining at that level thereafter. Assumed healthcare cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1.0% increase in assumed healthcare cost trend rates would increase the totals of the service and interest cost components for 2005 and the postretirement benefit obligation as of December 31, 2005 by $0.9 million and $14.9 million, respectively. A 1.0% decrease in assumed healthcare cost trend rates would decrease the total of the service and interest cost components for 2005 and the postretirement benefit obligation as of December 31, 2005 by $0.8 million and $12.4 million, respectively.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

Defined Contribution Plan

The Company has a defined contribution plan available to its domestic employees. Under the plan, eligible employees may contribute a portion of their compensation. Employer contributions are primarily based on a percentage of employee contributions and vest immediately. However, certain former Coulter employees are eligible for additional employer contributions based on age and salary levels, which become fully vested after five years of service. The Company contributed $18.8 million in 2005, $17.6 million in 2004 and $16.4 million in 2003 to the plan.

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

In 1983, the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency (“EPA”) issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The EPA has agreed that the Company has completed remediation of a substantial portion of the site. In 2005, the EPA amended the Record of Decision to allow the Company to discontinue pump and treat activities and instead implement monitored natural attenuation as the remedial action for the small portion of the site where remedial action is still needed. SmithKline Beckman, the Company’s former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company’s earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

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

Flextronics—In September 2003, an Orange County, California Superior Court jury awarded the Company approximately $934.0 million in compensatory and punitive damages as the result of a lawsuit filed against Flextronics International, Ltd. (“Flextronics”) and its U.S. subsidiary Flextronics USA, Inc., formerly known as Dovatron. The lawsuit was filed in the second quarter of 2001 seeking damages for breach of contract and other claims. In November 2003, the Company reached a settlement agreement with Flextronics in the amount of $23.0 million. This taxable settlement resolves the Company’s claim for compensatory and punitive damages, includes reimbursement for legal and other related expenses and is recorded in operating income.

Coulter Escrow Account—During the first quarter of 2003, the Company settled its claims against an escrow account created as part of the Beckman Instruments, Inc. 1997 acquisition of Coulter Corporation to cover contingent pre-acquisition liabilities. The Company recorded, in operating income, a non-taxable credit of $28.9 million and related pretax expenses of $2.0 million ($1.2 million after taxes), resulting in a net credit of $27.7 million after taxes. The credit settles all of the Company’s claims against the escrow account, including the patent litigation settlement charge taken in the fourth quarter of 2002.

Cardbeck Miami Trust—In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with its Miami facility. In May 2005, Cardbeck notified the Company that it received an assessment from the State of Florida in the amount of $4.4 million for sales tax, interest and penalties related to payments made by the Company to Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to sales tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of the 1998 agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction. The Company believes that, under Florida state law, this transaction is a financing transaction

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

and is therefore not subject to sales tax under Florida’s Rental of Real Property law. The Company intends to vigorously defend this position which is based on relevant prior case law in the State of Florida and believes that this dispute will be ultimately adjudicated in favor of the Company. Accordingly, at December 31, 2005, no accrual has been made for this assessment.

AppleraCorporation—In July 2002, the Company filed a patent infringement action against Applera Corporation (“Applera”) in the U.S. District Court for the Central District of California. The complaint alleges that certain of the DNA sequencing instruments and thermal cyclers used for polymerase chain reaction (“PCR”) sold by Applera’s Applied Biosystems division infringe the Company’s U.S. patents. The Company is seeking monetary damages and injunctive relief. Applera has responded to the Company’s complaint by seeking a determination that the Company’s patents are invalid, unenforceable, and not infringed. Trial of the case is expected to begin in May 2006.

Lease Commitments

The Company leases certain facilities, equipment and automobiles under operating lease arrangements. Certain of the leases provide for payment of taxes, insurance and other charges by the lessee. Rent expense was $86.6 million in 2005, $84.7 million in 2004 and $84.5 million in 2003.

As of December 31, 2005, minimum annual rentals payable under non-cancelable operating leases aggregate $388.0 million, which is payable $58.8 million in 2006, $52.6 million in 2007, $46.0 million in 2008, $39.8 million in 2009, $38.2 million in 2010 and $152.6 million thereafter.

Other

In addition to the sales of certain receivables discussed in Note 5 “Sale of Assets,” the Company sells its instruments to a third-party financing company which then leases the instruments to end users. Sales of instruments under this arrangement were approximately $50.3 million, $110.2 million and $113.3 million in 2005, 2004 and 2003, respectively. The agreement underlying these sales indicates the Company is responsible for up to 10% of end user customer payment defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities.

16.   Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Prior to the quarter ended September 30, 2005, the Company had two reportable segments: (1) Clinical Diagnostics, and (2) Biomedical Research. In July 2005, the Company announced a reorganization whereby it will integrate the Clinical Diagnostics and Biomedical Research Divisions into a single company structure. The new structure creates four business centers focused on driving core product strategies. These business centers are Chemistry Systems, Cellular Systems, Immunoassay Systems and Discovery and Automation Systems. As a result of this activity, the Company has consolidated the two segments into one reportable operating segment. The Company’s CEO, who is also the Company’s chief operating decision maker, evaluates the Company’s various global product portfolios on a revenue basis, and profitability is evaluated on an enterprise-wide basis due to shared infrastructures.

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

	For the years ended December 31,
	2005	2004	2003
Net revenues
Chemistry Systems	$688.7	$704.7	$647.3
Cellular Systems	807.7	791.4	745.0
Immunoassay Systems	415.1	374.4	293.5
Discovery and Automation Systems	532.3	537.8	506.7
	$2,443.8	$2,408.3	$2,192.5
Revenues by geographic areas
United States	$1,267.6	$1,333.7	$1,232.4
International	1,176.2	1,074.6	960.1
	$2,443.8	$2,408.3	$2,192.5

	December 31, 2005	December 31, 2004
Long-lived assets
United States	$1,526.0	$1,271.4
International	268.0	244.0
	$1,794.0	$1,515.4

17.   Related Party Transactions

In connection with the Company’s acquisition of DSL, the Company entered into an employment agreement with a former owner and shareholder of DSL who also is the owner and landlord of an office building in Webster, Texas that is currently occupied by DSL. As part of the terms of the purchase agreement, the Company entered into an office lease agreement with this individual. The term of the agreement is for a period of sixty months commencing on October 11, 2005. Additionally, the Company has the right to extend the term for one additional two-year period. Total payments made during the year were approximately $0.3 million. See Note 3 “Acquisitions.”

Notes to Consolidated Financial Statements (Continued)
(tabular dollar amounts in millions, except amounts per share)

18. Quarterly Information (Unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter(a)		Full Year
	2005	2004	2005	2004	2005	2004	2005	2004	2005	2004
Revenues	$576.1	$536.8	$618.8	$597.3	$593.4	$581.2	$655.5	$693.0	$2,443.8	$2,408.3
Cost of sales	305.3	283.9	333.4	310.7	317.6	301.7	360.2	375.7	1,316.5	1,272.0
Gross profit	270.8	252.9	285.4	286.6	275.8	279.5	295.3	317.3	1,127.3	1,136.3
Selling, general and administrative	149.2	138.5	160.0	146.3	159.1	148.1	184.0	173.1	652.3	606.0
Research and development	48.0	48.1	50.1	46.6	51.6	51.5	59.2	53.8	208.9	200.0
Restructure charge (credit)	—	—	—	(0.4)	0.9	(0.3)	35.5	—	36.4	(0.7)
Asset impairments	—	—	—	—	13.3	—	10.7	—	24.0	—
Operating income	73.6	66.3	75.3	94.1	50.9	80.2	5.9	90.4	205.7	331.0
Non-operating expense	16.0	16.9	10.7	13.1	7.3	12.9	6.1	9.9	40.1	52.8
Earnings (loss) before income taxes	57.6	49.4	64.6	81.0	43.6	67.3	(0.2)	80.5	165.6	278.2
Income taxes	16.2	13.8	9.4	22.7	7.4	10.1	(18.0)	20.7	15.0	67.3
Net income	$41.4	$35.6	$55.2	$58.3	$36.2	$57.2	$17.8	$59.8	$150.6	$210.9
Basic earnings per share	$0.67	$0.57	$0.89	$0.95	$0.58	$0.93	$0.28	$0.97	$2.42	$3.42
Diluted earnings per share	$0.62	$0.54	$0.85	$0.88	$0.56	$0.87	$0.28	$0.91	$2.32	$3.21
Dividends per share	$0.14	$0.11	$0.14	$0.11	$0.14	$0.13	$0.14	$0.13	$0.56	$0.48
Stock price—High	$72.02	$55.18	$70.32	$61.48	$64.96	$61.20	$58.28	$67.70	$72.02	$67.70
Stock price—Low	$65.00	$49.99	$63.26	$54.54	$52.38	$52.21	$49.14	$54.35	$49.14	$49.99

(a)    In the fourth quarter of each year the Company records an accrual for its non-discretionary performance-based compensation plans as final performance against plan targets becomes known. Accordingly, in the fourth quarters of 2005 and 2004, the Company recorded a charge of $22.8 million and $15.8 million, respectively. Additionally, the Company charges an estimate of the cost of certain employee benefits to expense in each quarter of the year, and in the fourth quarter of each year, when these final costs are known, adjusts this accrual if necessary. In 2005, the Company recorded an additional $4.4 million of such costs.

Also in the fourth quarter of 2005, approximately $3.1 million of interest was capitalized to property, plant and equipment related to internal use software under development.

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

As of December 31, 2005, the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

The Company’s management also is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As part of that process, as of December 31, 2005, the end of the fiscal year covered by this report, the Company carried out an evaluation of its internal controls. The evaluation was conducted following the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (1992). The assessment did not identify any material weaknesses in the Company’s internal controls over financial reporting and concluded that the Company’s internal controls over financial reporting were effective. The registered public accounting firm that audited the Company’s financial statements contained in this annual report has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. There has been no change in the Company’s internal controls over financial reporting during the company’s most recent fiscal year that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Beckman Coulter, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Beckman Coulter, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Beckman Coulter, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Beckman Coulter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 22, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Costa Mesa, California
February 22, 2006

PART III

Item 10. Directors and Officers of the Registrant

Directors—the information with respect to directors required by this Item is incorporated herein by reference to those parts of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 12, 2006 entitled “ELECTION OF DIRECTORS” and “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS.”

Executive Officers—The information with respect to executive officers required by this Item is set forth in Part I of this report.

Item 11. Executive Compensation

The information with respect to executive compensation required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 12, 2006 entitled “EXECUTIVE COMPENSATION”, excluding those sections entitled “ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” and “PERFORMANCE GRAPH”.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information with respect to security ownership required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 12, 2006 entitled “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13. Certain Relationships and Related Transactions

The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 12, 2006 entitled “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS, Compensation Committee Interlocks and Insider Participation.”

Item 14. Principal Accounting Fees and Services

The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 12, 2006 entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

2.2

Agreement and Plan of Merger dated as of April 22, 2005 by and among Beckman Coulter, Inc., BCI New Co., Inc., and Agencourt Bioscience Corporation. (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 30, 2005, File No. 001-10109).

2.3

Stock Purchase Agreement by and Among Beckman Coulter, Inc. as “Buyer” and Gopal Savjani, Rajesh Savjani and Anish Savjani as “Sellers” dated as of October 4, 2005 (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2005, File No. 001-10109).

3.1

Amended and Restated By-Laws of Beckman Coulter, as of June 10, 2003 (incorporated by reference to Exhibit 3.0 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2003, File No. 001-10109).

3.2

Sixth Restated Certificate of Incorporation dated May 2, 2005 (incorporated by reference to Exhibit 3.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2005, File No. 001-10109).

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
4.17

Beckman Coulter, Inc. 2004 Long-Term Performance Plan. (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Commission on February 27, 2004 pursuant to Section 14(a) of the Exchange Act, File No. 001-10109)

4.18	Amendment 2005-1 to the Beckman Coulter, Inc. 2004 Long-Term Performance Plan dated December 22, 2005.
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

10.63

Amendment Number 2002-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 25, 2002 (incorporated by reference to Exhibit 10.64 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-10109). .

10.64

Amendment Number 2002-2 to the Beckman Coulter, Inc. Savings Plan, adopted December 20, 2002 (incorporated by reference to Exhibit 10.65 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-10109).

*10.65

2003 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2003, File No. 001-10109).

*10.66

2004 Executive Annual Incentive Plan (‘‘AIP’’) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-10109).

10.67

Beckman Coulter, Inc. Benefit Equity Trust Agreement, Dated as of October 5, 2004 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2004, File No. 001-10109).

*10.68

Transition Agreement between the Beckman Coulter, Inc. and John P. Wareham dated April 7, 2005 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Report to the SEC on Form 8-K dated April 11, 2005, File No. 001-10109).

*10.69

Retention Agreement between the Beckman Coulter, Inc. and William H. May dated April 11, 2005 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s report to the SEC on Form 8-K dated April 15, 2005, File No. 001-10109).

*10.69

Retirement and Consulting Agreement between Beckman Coulter, Inc. and John P. Wareham dated June 30, 2005 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s report to the SEC on Form 8-K dated July 8, 2005, File No. 001-10109).

*10.70

Summary of Ms. Woods Compensation as Chairman of the Board (Incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2005, File No. 001-10109).

11.

Statement regarding computation of per share earnings (incorporated by reference to the discussions of “Earnings Per Share” located in Note 12 of the consolidated financial statements for the year ended December 31, 2005 included in Item 8 of this report).

21.	Significant Subsidiaries
23.	Report and Consent of Independent Registered Public Accounting Firm.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	II. Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
Date: February 22, 2006	By:	/s/ SCOTT GARRETT
Scott Garrett
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Scott Garrett, Arnold A. Pinkston, and James T. Glover, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ SCOTT GARRETT	President and Chief Executive	February 22, 2006
Scott Garrett	Officer
/s/ JAMES T. GLOVER	Senior Vice President and	February 22, 2006
James T. Glover	Chief Financial Officer
/s/ CAROLYN D. BEAVER	Vice President, Controller and	February 22, 2006
Carolyn D. Beaver	Principal Accounting Officer
/s/ BETTY WOODS	Chairman of the Board	February 16, 2006
Betty Woods
/s/ HUGH K. COBLE	Director	February 14, 2006
Hugh K. Coble

/s/ PETER B. DERVAN, PH.D.	Director	February 9, 2006
Peter B. Dervan, Ph.D.
/s/ KEVIN M. FARR	Director	February 22, 2006
Kevin M. Farr
/s/ ROBERT G. FUNARI	Director	February 10, 2006
Robert G. Funari
/s/ CHARLES A. HAGGERTY	Director	February 14, 2006
Charles A. Haggerty
/s/ VAN B. HONEYCUTT	Director	February 21, 2006
Van B. Honeycutt
/s/ WILLIAM N. KELLEY, M.D.	Director	February 15, 2006
William N. Kelley, M.D.
/s/ RISA J. LAVIZZO-MOUREY, M.D.	Director	February 22, 2006
Risa J. Lavizzo-Mourey, M.D.
/s/ GLENN S. SCHAFER	Director	February 22, 2006
Glenn S. Schafer

INDEX TO EXHIBITS

Exhibit
4.18	Amendment 2005-1 to the Beckman Coulter, Inc. 2004 Long-Term Performance Plan dated December 22, 2005.
21	Subsidiaries
23	Report and Consent of Independent Registered Public Accounting Firm.
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications
99.1	II. Valuation and Qualifying Accounts