Form 10-K/A
period 2005-12-31
BECKMAN COULTER INC
filed 2006-04-12
CIK 840467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File Number 001-10109

BECKMAN COULTER, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-104-0600
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4300 N. Harbor Boulevard,
Fullerton, California	92834-3100
(Address of principal executive offices)	(Zip Code)

(714) 871-4848

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No

Indicate by check mark if the registrant  is not required to file reports pursuant to Section 12 or Section 15(d) of the Exchange Act. ☐ Yes ☒ No

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

63,127,202 shares of the registrant’s Common Stock, $0.10 par value were outstanding as of February 13, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on April 12, 2006 is incorporated by reference into part III hereof.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed by Beckman Coulter, Inc. (the “Company”) as an amendment to the Company’s Report on Form 10-K for the fiscal year ended December 31, 2005 to correct certain errors in the EDGAR filing text that were not consistent with the document executed by the Company and its Directors and Officers:

1.         To add the “Item 2. Properties” subsection in full.

2.         To remove the last three paragraphs appearing under the subheading “Products” in “Item 1A. Risk Factors”. These paragraphs are properly located and included as the last three paragraphs under the “Item 2. Properties” subsection.

In addition, the Company also wishes to correct an inadvertent inaccuracy in footnote 4 in “Item 6. Selected Financial Data” by changing the sentence reading “The combined impact of these charges was a diluted earnings per share charge of $0.60” to read “The combined impact of these charges was a diluted earnings per share charge of $0.58”.

The full text of “Item 1.A. Risk Factors”, “Item 2. Properties”, and “Item 6. Selected Financial Data” are set forth below. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures there in any way other than as required to reflect the amendment set forth below.

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

Sales, in general, also are affected by factors such as the effect of potential health care reforms, loss of market share through aggressive competition, the rate at which new products are introduced by the Company and its competitors, the extent to which new products displace existing technologies, and competitive pricing, especially in areas where currency has an effect. Other factors that could affect sales include the effect of natural disasters such as hurricanes and earthquakes on the Company’s customers, the impact of global political conditions, and general economic conditions in significant foreign countries in which the Company does business, such as Japan and Germany.

A substantial portion of the Company’s placements of instrument systems are under leases or bundled contracts for instruments, reagents and service. During 2005, the Company announced that it was moving from an emphasis on sales-type leases to an emphasis on operating-type leases, in response to customer preferences. This change should not affect the Company’s total revenues over the long term, typically five years, but it does have a short term impact. Under a sales-type lease, instrument revenues from the transaction are recognized at the inception of the lease, while under an operating-type lease, recognition of instrument revenue is spread out over the term of the lease. As the change in emphasis is implemented, the Company’s revenues will be lower than they otherwise would have been. The impact of this change will depend on the actual timing and magnitude of the transition from sales-type leases to operating-type leases for new lease arrangements as well as the number of sales that would have been completed as cash sales but are now completed as operating-type leases.

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

Item 2. Properties

Beckman Coulter’s primary instrument assembly and manufacturing facilities are located in Fullerton, Brea, and Palo Alto, California; Chaska, Minnesota; and Miami, Florida. Components, parts, and electronic subassemblies are manufactured in facilities located in Fullerton and Porterville, California and Hialeah, Florida. An additional manufacturing facility is located in Galway, Ireland. Reagents and consumables are manufactured in Fullerton and Carlsbad, California; Chaska, Minnesota; Miami, Florida; Florence, Kentucky; Webster, Texas; Beverly, Massachusetts; Galway, Ireland; Germany; France; Australia; and China.

Beckman Coulter’s facility for the production of Hemoccult test kits and related products is located in Sharon Hill, Pennsylvania, and its facility for production of microplate readers is in Salzburg, Austria. Its Agencourt subsidiary is located in Beverly, Massachusetts and its Diagnostics Systems Laboratory subsidiary is located in Webster, Texas. A portion of Beckman Coulter’s laboratory robotics operations are conducted in facilities located in Indianapolis, Indiana. Beckman Coulter’s European administration center is located in Nyon, Switzerland.

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

(4) 2005 includes a) restructure related charges for employee severance and other costs of $21.9 million ($36.4 million pretax) and b) asset impairment charges and inventory write-offs of $14.6 million ($24.0 million pretax) and $1.4 million ($2.3 million pretax), respectively, related to decisions to exit certain non-strategic products and products under development. The combined impact of these charges was a diluted earnings per share charge of $0.58.

Exhibits

31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.

Date: April 12, 2006	By:	/s/ SCOTT GARRETT
Scott Garrett
President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit

31	Rule 13a-14(a)/15d-14(a) Certifications
32.	Section 1350 Certifications