Form 10-Q
period 2006-03-31
BECKMAN COULTER INC
filed 2006-07-17
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

The number of outstanding shares of the registrant’s common stock as of July 7, 2006 was 61,985,905 shares.

Part I.   Financial Information

Item 1.                        Financial Statements

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	March 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$59.0	$57.6
Trade and other receivables, net	559.2	601.6
Inventories	494.9	461.8
Other current assets	119.7	112.6
Total current assets	1,232.8	1,233.6
Property, plant and equipment, net	584.7	552.5
Goodwill	549.4	548.2
Other intangibles, net	350.1	354.5
Other assets	330.1	338.8
Total assets	$3,047.1	$3,027.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$510.4	$555.2
Notes payable and current maturities of long-term debt	178.5	155.2
Income taxes payable	51.6	48.1
Total current liabilities	740.5	758.5
Long-term debt, less current maturities	620.0	589.1
Deferred income taxes	189.2	189.3
Other liabilities	297.9	295.9
Total liabilities	1,847.6	1,832.8
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 150.0 shares; shares issued 68.1 and 67.4 at March 31, 2006 and December 31, 2005, respectively; 62.4 shares outstanding at March 31, 2006 and December 31, 2005	6.8	6.7
Additional paid-in capital	454.9	449.8
Retained earnings	956.0	932.9
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	48.8	38.3
Derivatives qualifying as hedges	(0.1)	2.8
Minimum pension liability adjustment	(3.6)	(3.6)
Treasury stock, at cost: 5.4 and 4.7 common shares at March 31, 2006 and December 31, 2005, respectively	(263.3)	(228.7)
Unearned compensation	—	(3.4)
Common stock held in grantor trust, at cost: 0.3 common shares at March 31, 2006 and December 31, 2005	(16.4)	(15.7)
Grantor trust liability	16.4	15.7
Total stockholders’ equity	1,199.5	1,194.8
Total liabilities and stockholders’ equity	$3,047.1	$3,027.6

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except amounts per share and share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Product revenue	$473.4	$482.5
Service revenue	95.6	93.6
Total revenue	569.0	576.1
Cost of goods sold	231.5	239.7
Cost of service	68.2	65.6
Total cost of sales	299.7	305.3
Gross profit	269.3	270.8
Operating costs and expenses:
Selling, general and administrative	165.4	149.2
Research and development	54.6	48.0
Total operating costs and expenses	220.0	197.2
Operating income	49.3	73.6
Non-operating (income) expenses:
Interest income	(4.1)	(4.1)
Interest expense	10.8	10.2
Other, net	(1.9)	9.9
Total non-operating expenses	4.8	16.0
Earnings before income taxes	44.5	57.6
Income taxes	11.9	16.2
Net income	$32.6	$41.4
Basic earnings per share	$0.52	$0.67
Diluted earnings per share	$0.50	$0.62
Weighted average number of shares outstanding (in thousands):
Basic	63,237	62,156
Diluted	64,800	66,501
Dividends paid per share	$0.15	$0.14

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net Cash Provided by Operating Activities	$56.2	$100.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(65.0)	(38.4)
Payments for business acquisitions and technology licenses	(4.2)	(4.0)
Net cash used in investing activities	(69.2)	(42.4)
Cash Flows from Financing Activities:
Dividends to stockholders	(9.5)	(8.9)
Proceeds from issuance of stock	13.3	28.5
Repurchase of common stock as treasury stock	(47.6)	(34.7)
Repurchase of common stock held in grantor trust	(0.6)	(0.2)
Tax benefits from share-based payment transactions	1.9	—
Notes payable reductions, net	57.8	(2.0)
Long-term debt reductions	(1.8)	(1.9)
Debt acquisition costs	—	(0.6)
Net cash provided by (used in) financing activities	13.5	(19.8)
Effect of exchange rates on cash and cash equivalents	0.9	(0.7)
Increase in cash and cash equivalents	1.4	37.3
Cash and cash equivalents—beginning of period	57.6	67.9
Cash and cash equivalents—end of period	$59.0	$105.2

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation and Accounting Policies

The management of Beckman Coulter, Inc. and its wholly-owned subsidiaries (the “Company”) prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the United States Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by generally accepted accounting principles in the United States have been condensed or omitted.

The financial statements include all normal and recurring adjustments that the management of the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company’s results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Revenues, expenses, assets and liabilities can vary between the quarters of the year. Therefore, results and trends in these interim financial statements may not be the same as those for the full year.

Certain prior period amounts have been reclassified to conform to current year presentation.

Income Taxes

At the end of each interim reporting period an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated effective tax rate determined, which includes changes in tax reserves, is used to provide for income taxes on a year-to-date basis and the tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

Share-Based Payment

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”). This Statement revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of share-based awards under SFAS No. 123(R). Additionally, the Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that share-based compensation expense be recorded for all new and unvested stock options, restricted stock units and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Share-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123 (see Note 9 “Share-Based Compensation”).

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement amends SFAS No. 140,

“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 156 on its results of operations and financial position.

2.   Restructuring Activities

In July 2005, the Company announced a strategic reorganization of its business to combine its Biomedical Research Division and Diagnostic Division into a single company structure. The objective of the restructure is to better enable the Company to leverage its personnel, technologies and products across the entire biomedical testing continuum. As a result of these activities the Company expects to eliminate approximately 350 net positions worldwide. A charge of $34.8 million was recorded in the second half of 2005 for severance and related benefits for affected employees.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses and other liabilities in the condensed consolidated balance sheets at March 31, 2006 (in millions):

	Cash	Balance at		Cash	Balance at
Initial	Payments	December 31,		Payments	March 31,
Accrual	in 2005	2005	Adjustments	in 2006	2006
$34.8	($4.4)	$30.4	$0.8	($8.9)	$22.3

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

Foreign Currency

The Company manufactures its products principally in the United States (“U.S.”), but generated approximately 48% of its revenues in 2005 from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge a significant portion of the foreign currency exposure resulting from intercompany sales to the Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

Hedge ineffectiveness associated with the Company’s cash flow and fair value hedges was immaterial and no cash flow or fair value hedges were discontinued in the three months ended March 31, 2006 and 2005.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. The Company estimates that $0.1 million of the unrealized gain included in accumulated other comprehensive income at March 31, 2006 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge its exposure to fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

Pursuant to a reverse interest rate swap agreement associated with the Company’s $235.0 million Senior Notes due 2011, the Company receives an average fixed interest rate of 5.7% and pays a floating interest rate based on the LIBOR (4.7% as set on February 15, 2006). These reverse interest rate swaps are designated as fair value hedges and are deemed perfectly effective. At March 31, 2006, the fair value of the reverse interest rate swaps, with a notional amount of $140.0 million, was $2.6 million and is included in other long-term assets. An offsetting $2.6 million credit is included in long-term debt as a fair value adjustment.

In March 1998, the Company entered into reverse interest rate swap contracts totaling $240.0 million associated with the issuance of the $240.0 million Senior Notes due 2008. In April 2002, the Company terminated these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that is being amortized over the remaining term through March 2008.

In April 2002, the Company entered into reverse interest rate swap contracts totaling $235.0 million associated with the issuance of the $235.0 million Senior Notes due 2011. In September 2004, the Company terminated $95.0 million of these reverse interest rate swap contracts, resulting in a deferred gain of $9.5 million. This amount is being amortized over the remaining term through November 2011.

4.   Comprehensive Income

The reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Net income	$32.6	$41.4
Foreign currency translation adjustment	10.5	(7.1)
Derivatives qualifying as hedges:
Net derivative (losses) gains, net of income taxes of $0.5 and $1.5 for the three months ended March 31, 2006 and 2005, respectively	(0.9)	2.1
Reclassifications to non-operating income, net of income taxes of $1.4 and $1.7 for the three months ended March 31, 2006 and 2005, respectively	(2.0)	2.6
	(2.9)	4.7
Comprehensive income	$40.2	$39.0

5.   Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended March 31,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net income	$32.6	63.237	$0.52	$41.4	62.156	$0.67
Effect of dilutive stock options	—	1.563	(0.02)	—	4.345	(0.05)
Diluted EPS:
Net income	$32.6	64.800	$0.50	$41.4	66.501	$0.62

For the three months ended March 31, 2006 there were 2.8 million shares excluded from the computation of diluted EPS as their effect would have been antidilutive. For the quarter ended March 31, 2005, all outstanding stock options were included in the diluted EPS calculation because none were antidilutive.

6.   Sale of Assets

During the three months ended March 31, 2006 and 2005, the Company sold certain receivables (“Receivables”). The net book value of these financial assets sold during the three months ended March 31, 2006 and 2005 was $30.2 million and $27.4 million, respectively, for which the Company received approximately $30.2 million and $27.7 million, respectively, in cash proceeds. In 2006, approximately $13.4 million of these sales took place in the U.S. with the balance in Japan. In 2005, substantially all of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales and as a result the related Receivables have been excluded from the accompanying condensed consolidated balance sheets.

The agreements underlying the Receivables sales in the U.S. contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S. the Company services the sold Receivables whereby it continues collecting payments from the end user customer on behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the estimated life of the service period. At March 31, 2006 and December 31, 2005, there was $1.0 million of deferred service fees included in accrued expenses on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2006 and 2005, there was $0.1 million of deferred service fees amortized to income.

7.   Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	March 31,	December 31,
	2006	2005
Finished products	$328.0	$310.2
Raw materials, parts and assemblies	147.9	135.7
Work in process	19.0	15.9
	$494.9	$461.8

Changes in the product warranty obligation for the three months ended March 31, 2006 were as follows (in millions):

Balance at December 31, 2005	$11.7
New warranties expense	3.2
Payments	(3.7)
Balance at March 31, 2006	$11.2

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses in the condensed consolidated balance sheet.

8.   Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2006 were as follows (in millions):

Total
Goodwill at December 31, 2005	$548.2
Acquisitions	1.0
Currency translation adjustment	0.2
Goodwill at March 31, 2006	$549.4

Other intangible assets consisted of the following (in millions):

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$78.6	$(16.3)	$62.3	$78.6	$(14.8)	$63.8
Customer contracts	184.9	(56.6)	128.3	184.9	(54.5)	130.4
Other	39.0	(19.6)	19.4	38.7	(18.5)	20.2
	302.5	(92.5)	210.0	302.2	(87.8)	214.4
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6
	$442.6	$(92.5)	$350.1	$442.3	$(87.8)	$354.5

Amortization expense for the three months ended March 31, 2006 and 2005 was $4.6 million and $3.7 million, respectively. Estimated amortization expense (based on existing intangible assets) for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $18.3 million, $17.3 million, $16.8 million, $16.0 million and $15.3 million, respectively.

9.   Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R). This statement establishes the financial accounting and reporting standards for share-based compensation plans. As required by SFAS No. 123(R), the Company recognizes the cost resulting from all share-based payment transactions in the financial statements. The compensation cost recognized in the consolidated statement of operations for share-based compensation arrangements was approximately $6.5 million ($4.2 million after tax) for the three months ended March 31, 2006. No share-based compensation costs were capitalized as part of the cost of an asset for the quarter ended March 31, 2006 as such amounts were immaterial. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006 the Company reported the entire tax benefit related to the exercise of stock options as an operating cash flow.

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123. The following table sets forth the computation of basic and diluted income per share for the three months ended March 31, 2005 and illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

2005
Net income as reported	$41.4
Share-based employee compensation expense included in reported net income, net of tax	0.2
Pro forma compensation expense, net of tax	(10.7)
Pro forma net income	$30.9
Earnings per share:
Basic—as reported	$0.67
Basic—pro forma	$0.50
Diluted—as reported	$0.62
Diluted—pro forma	$0.46

The fair value of stock options granted during the three months ended March 31, 2005 was estimated on the date of grant using the BSM option-pricing model with the following weighted average assumptions:

Option life (in years)	5.38
Risk-free interest rate	3.3%
Stock price volatility	37.2%
Dividend yield	0.89%

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on a blending of the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the Company’s stock options and implied volatility based on market traded options of the Company’s common stock. This blend of historical and implied volatility more appropriately reflects future market conditions better than using purely historical volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. The expected term of the stock options was determined using historical data adjusted for the estimated exercise dates of unexercised options. The Company’s share-based compensation plans are described below.

Employee Stock Option and Stock Purchase Plans

The Company’s 2004 Long-Term Performance Plan (the “2004 Plan”), which is shareholder approved, authorizes the issuance of up to 6.5 million share options and nonvested shares to its employees. Stock option awards are generally granted with an exercise price equal to the market price of the Company shares at the date of grant and typically vest over four years and expire seven years from the date of grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that operates in accordance with section 423 of the Internal Revenue Code whereby all U.S. employees and employees of certain subsidiaries outside the U.S. can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31.

The fair value of stock options and ESPP shares granted during the three months ended March 31, 2006, have been estimated at the date of grant using a BSM option-pricing model with the following weighted average assumptions:

	Stock
	Option Plans	ESPP
Option life (in years)	5.27	0.5
Risk-free interest rate	4.28%	4.35%
Stock price volatility	25.82%	29.36%
Dividend yield	0.94%	0.94%

The following table summarizes activity under the Company’s stock option plans:

	Options	Weighted Average Exercise Price Per Option	Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2006	8,613	$43.46
Granted	708	57.05
Exercised	(223)	28.77
Canceled	(25)	53.99
Outstanding at March 31, 2006	9,073	$44.87	4.9	$88.3
Exercisable at March 31, 2006	6,187	$39.67	4.5	$92.2
Expected to vest at March 31, 2006	2,643	$55.72	4.5	$3.0

As of March 31, 2006, the aggregate unamortized fair value of all unvested stock options was $25.3 million which will be amortized on a straight-line basis over a weighted average period of approximately 1.2 years. The weighted average fair value of options granted during the three months ended March 31, 2006 was $16.51. The total intrinsic value of stock options exercised was $6.3 million during the three months ended March 31, 2006.

Nonvested Stock Plan

Under the 2004 Plan, the Company may issue shares of nonvested stock to its employees. These shares vest based on the passage of time, generally over four years. The following table summarizes activity under the Company’s nonvested stock plan:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2006	106	$46.32
Granted	183	54.78
Vested	(25)	31.58
Canceled/forfeited	(2)	50.55
Outstanding at March 31, 2006	262	$53.73

The total fair value of shares vested during the three months ended March 31, 2006, was $1.4 million. As of March 31, 2006, the aggregate unamortized fair value of all unvested restricted stock awards was $11.0 million which will be amortized on a straight-line basis over a weighted average period of approximately 3.3 years.

Stock Appreciation Rights

The Company awards stock appreciation rights to certain employees of its international subsidiaries. These rights are granted with an exercise price equal to the market price of the Company shares at the date of grant and typically vest over four years and expire seven years from the date of grant. As a result of adopting SFAS No. 123(R), the Company changed its method of valuing these awards from the intrinsic method to the fair value method. The effect of changing from intrinsic to fair value was not material and is recorded in operating income in the accompanying consolidated statements of operations. The expected life of stock appreciation rights granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107. The fair value of the stock appreciation rights granted during the three months ended March 31, 2006 have been estimated at the date of grant using a BSM option-pricing model with the following assumptions:

Option life (in years)	0 - 4.6
Risk-free interest rate	4.28%
Stock price volatility	25.93% - 36.25%
Weighted Average Stock Price Volatility	26.70%
Dividend yield	0.94%

The following table summarizes activity under the Company’s stock appreciation rights plan (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	396	$15.16
Granted	112	13.63
Exercised	(21)	16.42
Canceled	(10)	14.29
Outstanding at March 31, 2006	477	$15.12

The weighted average fair value of stock appreciation rights granted during the three months ended March 31, 2006 was $13.63. The total intrinsic value of stock appreciation rights exercised was $0.3 million during the three months ended March 31, 2006.

The Company currently uses treasury stock to deliver shares of its common stock under its share based payment plans. At March 31, 2006, the amount of shares authorized to be issued under the Company’s share-based payment plans combined with shares held as treasury stock are sufficient to cover future stock option exercises. At March 31, 2006, the Company had 737,000 shares remaining under stock repurchase programs authorized by the Board of Directors.

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

The following table lists the components of the net periodic benefit cost (in millions):

	Pension Plans		Postretirement Plan
	Three Months Ended March 31,		Three Months Ended March 31,
	2006	2005	2006	2005
Service cost	$7.0	$7.1	$0.5	$0.4
Interest cost	11.2	11.5	1.6	1.1
Expected return on plan assets	(16.2)	(15.6)	—	—
Amortization of prior service costs	0.4	0.4	(1.1)	(1.2)
Amortization of actuarial loss	3.2	3.1	0.1	(0.3)
Net periodic benefit cost	$5.6	$6.5	$1.1	$—

In March 2006, the Company contributed $17.0 million to its U.S. Pension Plan.

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

Cardbeck Miami Trust—In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to

Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to revenue tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of the 1998 agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction and Cardbeck has demanded that the Company take certain actions with respect to the assessment. Cardbeck also filed an appeal of the assessment, and Beckman Coulter then sought permission to intervene in the proceedings as the real party in interest. Although Beckman Coulter’s request to intervene was granted initially, the State subsequently filed a motion challenging that decision. The State also asked the Administrative Law Judge to limit the issues to be considered in the case. The Administrative Law Judge granted the State’s motions, removing Beckman Coulter from active participation in the case and potentially preventing it from making the arguments that Beckman Coulter intended to present. Beckman Coulter has appealed this decision and the Administrative Law Judge has stayed the proceedings pending the outcome of the Company’s appeal. The Company also has filed a declaratory relief action seeking judicial review of its position. The Company believes that its position is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. Accordingly, at March 31, 2006, no accrual has been made for this assessment.

Applera Corporation—In July, 2002 Beckman Coulter, filed a patent infringement action against Applera Corporation (“Applera”) in the U.S. District Court for the Central District of California. The complaint alleges that certain of the DNA sequencing instruments and thermal cyclers used for polymerase chain reaction sold by Applera’s Applied Biosystems division infringe Beckman Coulter U.S. patents. The Beckman Coulter patents are Re 37, 606 and Re 37, 941 which claim replaceable gels used in capillary electrophoresis and 5,4211,980 which claims a heated cover in a thermal cycler. The Company is seeking monetary damages and injunctive relief. Applera has responded to Beckman Coulter’s complaint by seeking a determination that the Beckman Coulter patents are invalid, unenforceable, and not infringed. Trial of the case was expected to begin in May 2006. In April, 2006, the parties established the terms of a settlement to resolve all outstanding legal disputes between them relating to the Beckman Coulter claims described above as well as allegations by Applera that Beckman Coulter had breached a contract regarding certain licensed technology. The Court has said it will stay its proceedings for 90 days pending completion of definitive agreements based on these terms. As part of the settlement agreement, the parties granted royalty-bearing licenses to each other. Beckman Coulter granted Applera licenses to its patents for replaceable gels for capillary electrophoresis instruments and DNA sequencers and to its patent for a heated cover for thermal cyclers; Applera granted Beckman Coulter licenses conferring rights in the diagnostics market to its patents for nucleic acid sequencing and real time PCR thermalcycling. Additionally, Applera’s Applied Biosystems Group made a $35 million special payment to Beckman Coulter on signing for release of any and all claims of infringement relating to DNA sequencer and thermal cycler products. Beckman Coulter will pay $20 million over 10 quarters to Applera’s Celera Genomics Group for rights in the diagnostics market to the referenced Applera technology. The Company recorded a $35 million gain and a $18.8 million research and development charge in connection with this settlement during the second quarter of 2006.

During the second quarter 2006, the Audit and Finance Committee of the Company’s Board of Directors oversaw an investigation of claims made by a former employee.  The individual alleged that his recent termination, as part of the Company’s restructuring, was the result of certain accounting issues he brought to the attention of his supervisor. The issues involved obsolescence of about $25 million in inventory, valuation of returned equipment under lease, and disclosure of reasons for changes in certain operating expense accounts.  The Audit and Finance Committee retained outside counsel and an independent accounting firm to assist in the investigation and concluded that the allegations were not substantiated and that the Company’s financial statements and disclosures did not require revision.

12.   Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. The Company has one business segment consisting of four business centers focused on driving core product strategies. These business centers are Chemistry Systems, Cellular Systems, Immunoassay Systems, and Discovery and Automation Systems. The Company’s CEO, who is also the Company’s chief operating decision maker, evaluates the Company’s various global product portfolios on a revenue basis, and profitability is evaluated on an enterprise-wide basis due to shared infrastructures.

	Three Months Ended March 31,
	2006	2005
	(unaudited)
Net revenues (in millions):
Chemistry Systems	$158.0	$167.6
Cellular Systems	184.0	197.0
Immunoassay Systems	110.8	97.5
Discovery & Automation Systems	116.2	114.0
	$569.0	$576.1
Revenues by geographic areas (in millions):
United States	$305.0	$290.2
International	264.0	285.9
	$569.0	$576.1

	March 31, 2006	December 31, 2005
Long-lived assets (in millions):
United States	$1,532.6	$1,526.0
International	281.7	268.0
	$1,814.3	$1,794.0

13.   Subsequent Events

The Company and its wholly owned subsidiary Diagnostic Systems Laboratories  (“DSL”) have been named as defendants in an action brought in Texas by Rama Rau and Vijay Yelundur. The plaintiffs claim that they are former owners of approximately one-third of DSL's outstanding shares and are seeking rescission of the agreement under which they sold their interest in DSL to Gopal Savjani. They allege that Mr. Savjani fraudulently induced them to sell their interest in DSL for approximately $4 million by misrepresenting the status and future prospects of DSL and failing to inform them of the potential sale of the business to the Company. They also allege that these actions constituted breach of fiduciary duties, negligent misrepresentation, and a breach of the contract under which they invested in DSL. The action is against Mr. Savjani individually, DSL, and the Company as successor in interest in DSL. The Company cannot predict with certainty the outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at March 31, 2006 no accrual has been made for any potential exposure.

During June 2006, Wipro, the Company’s  former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary,  based on a claim that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has applied for and obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. The current order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also has formally initiated arbitration against Beckman Coulter International S.A. ("BCISA"), the Beckman Coulter subsidiary who entered the original contract with Wipro. Wipro is alleging that BCIPL's actions breached the contract between BCISA and Wipro and is claiming that it has experienced 18 million Euro in damage.  The arbitration will take place in Switzerland under ICC rules, and Swiss law will govern. The Company cannot predict with certainty the outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at March 31, 2006 no accrual has been made for any potential exposure.

On June 1, 2006, approximately $56 million of the Company’s $100 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, were tendered by the holders of the debentures.  The debentures were put under the terms of the debentures agreement that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%.  In connection with this redemption the Company incurred approximately $2.7 million in debt extinguishment costs.

On June 29, 2006, the Company entered into an agreement to sell approximately 53 acres of vacant land in Miami, for a sales price of about $33 million.  The vacant land in Miami has a book basis of approximately $3 million and the land sale is expected to close during the fourth quarter of 2006.

On June 20, 2006, the Company entered into an agreement to sell the company's non-controlling holdings in Agencourt Personal Genomics (APG), a developer of next-generation genetic analysis technologies. The Company originally acquired shares of APG in conjunction with the acquisition of Agencourt Bioscience Corporation in May 2005. This sale follows an agreement between APG and Applied Biosystems Group (ABI) whereby ABI will acquire APG. The Company expects to receive approximately $50 million in cash from the sale and is expected to close in the third quarter of 2006.

Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At March 31, 2006 the Company was in compliance with all such covenants. As a result of the accounting investigation directed by the Company’s Board of Directors (see Note 11 “Committments and Contingencies”) the Company did not meet its quarterly reporting requirements under the Company’s Amended and Restated Credit Agreement (the “Credit Facility”) or the indenture reporting requirements covering the Company’s Senior Notes and Debentures. The Company obtained a Letter Waiver from its lenders under the Credit Facility waiving the reporting requirements for the period May 10, 2006 through July 30, 2006 and has subsequently complied with all other reporting requirements. The total amount outstanding under the Credit Facility, Senior Notes, and Debentures was $110 million, $475 million, and $100 million, respectively at March 31, 2006.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We serve customers across the biomedical testing continuum by designing, developing, manufacturing, selling and supporting the complex systems that customers use in their laboratories. Our products consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from lab solutions used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. We compete in a market segment that we estimate totaled approximately $47 billion in annual worldwide revenues. We currently have products that address approximately half of that market. We market our products in more than 130 countries, with approximately 48% of revenues in 2005 coming from outside the United States.

Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our instruments are generally provided to customers under either operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Many of our lease arrangements take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. In the second quarter of 2005, we reviewed our leasing policies and decided to emphasize lease contracts with terms that are expected to result in more OTLs. This shift to OTLs began in the third quarter of 2005, and mostly impacted the United States (U.S.). By the fourth quarter of 2005, the majority of new leases in the U.S. were OTLs.

Approximately 71.5% of our 2005 revenues came from recurring revenues which we define as operating type lease revenues and sales of operating supplies, chemistry kits and service from existing customer installed instruments. Our large installed base provides us with a significant competitive advantage and drives this profitable stream of aftermarket consumables and service. Our strategy is to extend the company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments.

Placements of products serving the clinical diagnostics markets (Chemistry Systems, Immunoassay Systems, the majority of products within Cellular Systems and some of the products within Discovery and Automation Systems) have been experiencing growth as test volumes continue to increase as a result of factors such as an aging population, increasing expenditures on chronic diseases, other conditions requiring ongoing treatment (for example, diabetes, AIDS and cancer) and greater acceptance of Western medicine in emerging countries. Our customers are faced with increasing volumes of testing and a shrinking skilled labor pool while under constant pressure to contain costs. Consequently, it has become essential for manufacturers to provide cost-effective systems to remain competitive. A large number of the products in the Discovery and Automation Systems product area are dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets. We are seeing an increase in pharmaceutical and biotechnology research and development investment along with a growing need to simplify and automate testing in the research markets. These trends are driving growth in certain areas of this market where we are focused on becoming a provider of solutions for our various customers.

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

Our after-market revenues of chemistry kits, supplies and service have allowed us to generate substantial operating cash flows. We have used this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development as well as business and technology acquisitions. We have also used our operating cash flows to repurchase shares of our common stock and pay regular quarterly dividends. We have recently shifted our emphasis to OTLs which requires additional investment in our instruments subject to lease and could reduce our cash flows in the next several years as we reach a new steady-state level of OTLs. We expect the majority of our lease arrangements in the U.S. to be OTLs in future years.

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

Reorganization

On July 22, 2005, the Company announced a reorganization and as a result has integrated the former Clinical Diagnostics and Biomedical Research Divisions into a single company structure that will create synergies and improve focus as we address the entire biomedical testing continuum. The new structure created four business centers focused on driving core product strategies. These business centers are Chemistry Systems, Cellular Systems, Immunoassay Systems, and Discovery and Automation Systems.

We expect to eliminate approximately 350 net positions worldwide as a result of the reorganization. Accordingly, in 2005 we recorded a charge for approximately $34.8 million ($20.9 after tax) for severance and related benefits for affected employees and other exit and contract termination costs. Additional charges of $0.8 million were incurred in the first quarter of 2006. Approximately $8.9 million of these amounts were paid in the first quarter of 2006 (see Note 2 “Restructuring Activities and Asset Impairments”).

Results of Operations

Revenues

The following provides product area and geographical revenue information (dollar amounts in millions):

	Three months			Constant
	ended March 31,		Reported	Currency
	2006	2005	Growth %	Growth %*
Chemistry Systems	$158.0	$167.6	(5.7)	(3.5)
Cellular Systems	184.0	197.0	(6.6)	(4.7)
Immunoassay Systems	110.8	97.5	13.6	16.0
Discovery and Automation Systems	116.2	114.0	2.0	4.7
Total	$569.0	$576.1	(1.2)	1.0
United States	305.0	290.2	5.1	5.1
International	264.0	285.9	(7.7)	(3.2)
	$569.0	$576.1	(1.2)	1.0

*       Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency revenues (see below) less prior year reported revenues
Prior year reported revenues

We define constant currency revenues as current period revenue in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate. This measure provides information on revenue growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. Constant currency revenues and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency revenues is not an alternative measure of revenues on a U.S. GAAP basis.

As discussed above in the Overview, we are undergoing a shift from STLs to OTLs. This increasing proportion of hardware revenue being recognized under OTLs continued to negatively impact revenues in the first quarter of 2006. Under OTLs the recognition of instrument revenues and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs the recognition of instrument revenues and earnings is at the inception of the lease. This shift impacted instrument related revenues within most product areas. Over the longer term, we expect this change to improve competitiveness and operating efficiency. This change which negatively impacted instrument revenues across many of our product lines during the first quarter was partially offset by the benefit of the acquisition of Agencourt and DSL and robust placements of our instruments which in turn drove growth in aftermarket consumables revenues. Consumables revenues across all product lines grew 6.5% in the first quarter of 2006 as a result of this installed base of systems and a greater average utilization of reagents.

A discussion of revenues by major product area for the three months ended March 31, 2006 follows:

Chemistry Systems

Revenues were down in Chemistry Systems for the three months ended March 31, 2006 due primarily to the shift to OTL customer contracts. Chemistry Systems is one of the product areas most affected by the leasing policy change. Placements of our new UniCel® DxC 600 and 800 SYNCHRON® systems are outperforming our expectations and are contributing to increased year-over-year system placements in Chemistry Systems.

Cellular Systems

Revenues in Cellular Systems were down for the three months ended March 31, 2006. Sales in this area, which consist of hematology, coagulation and flow cytometry systems, were impacted by the leasing policy shift.

Immunoassay Systems

Revenues in Immunoassay Systems were up significantly for the three months ended March 31, 2006. We continue to experience solid placements of the UniCel® DxI 800 Access® Immunoassay System, an advanced high-throughput analyzer; partially offset by the impact of the leasing policy shift which reduced reported revenues. Consumables revenue increased 24% over the prior year first quarter; the acquisition of Diagnostic Systems Laboratories (“DSL”) in October 2005 provided revenue of $9.3 million, or 45.6% of the increase.

Discovery and Automation Systems

Revenues in Discovery and Automation Systems were up for the three months ended March 31, 2006. Sales in this area are less impacted by the leasing policy shift and the increase was primarily the result of the addition of Agencourt Bioscience Corporation in May 2005, which provided revenue of $8.7 million in the first quarter. This increase was offset by a decline of 5.7% in all other products in this category due primarily to weakness in the life sciences research market in Japan.

Service Revenues

Service revenues, which are also included in the product area discussions above and are derived from contracts or service and maintenance calls on our installed instruments, increased 2.1% to $95.6 million in the first quarter of 2006 from $93.6 million in the first quarter of 2005. The increase was due primarily to our growing installed base of instruments.

Revenue by Major Geography

Revenues in the U.S. were up 5.1% for the three months ended March 31, 2006.  The growth in the U.S. was primarily a result of the acquisitions of Agencourt and DSL. Partially offsetting this growth were declines in revenue growth in Chemistry Systems and Cellular Systems which were negatively impacted by the leasing policy change. However, unit placements and reagent revenues were up across several product lines in the U.S.  Immunoassay and Discovery & Automation revenues were up significantly for the three months ended March 31, 2006 aided by automation placements and revenue growth in the life sciences markets in the U.S.

International revenue was down 7.7% in the three months ended March 31, 2006, and down 3.2% in constant currency in the three months ended March 31, 2006. This revenue decline was primarily a result of unusually strong international consumables growth in the first quarter of 2005. Revenues in Europe were down approximately 8.2%, 1.4% in constant currency, as a result of lower sales in France and the United Kingdom, partially offset by modest growth in Germany and strong sales in Italy and our European dealer markets. Sales in Asia were down about 14.8%, 10.2% in constant currency, due primarily to a decline in demand in Japan for our Discovery and Automation products as this country continues to contend with health care reimbursement reforms and constraints on spending in the life sciences research market.

Gross profit

Gross profit as a percentage of revenue (“gross margin”) was 47.3% and 47.0% for the three months ended March 31, 2006 and 2005, respectively. Sales in the U.S. and sales of consumables which carry higher product margins were higher in the first quarter of 2006 as compared to the first quarter of 2005 resulting in an improved gross margin.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $16.2 million to $165.4 million or 29.1% of revenue for the three months ended March 31, 2006 from $149.2 million or 25.9% of revenue for the three months ended March 31, 2005. The increase in SG&A spending for the quarter was primarily due to the recording of share-based compensation expense as required by SFAS No. 123(R), increased spending on selling and marketing activities related to our Chemistry, Immunoassay and other new product offerings, incremental operating expenses from the Agencourt and DSL acquisitions and changes in the non-sales management incentive plan that impacted the timing of expense accruals moving the expense from the fourth quarter in prior years to each quarter throughout the year in 2006.

Research and development (“R&D”) expenses increased $6.6 million to $54.6 million or 9.6% of revenue for the three months ended March 31, 2006 from $48.0 million or 8.3% of revenue for the three months ended March 31, 2005. The increase in R&D spending is due primarily to the impact of research and development costs incurred at recently acquired companies, increased investment in next generation systems and tests and the impact of SFAS No. 123(R) share-based compensation expense and incentive plan changes as described above.

Non Operating Income and Expenses

Interest income includes income from STL receivables. Interest income was flat at $4.1 million in the first quarter of 2006 and 2005.

Interest expense increased $0.6 million to $10.8 million in the first quarter of 2006 from $10.2 million in the first quarter of 2005 mainly due to higher interest rates on the variable rate portion of our outstanding debt and a higher level of debt outstanding during the first quarter of 2006.

Other non-operating (income) expense was $(1.9) million and $9.9 million for the three months ended March 31, 2006 and 2005, respectively, and was comprised primarily of foreign exchange related gains in 2006 and expenses in 2005. The losses incurred in the first quarter of 2005 was comprised primarily of foreign exchange related expenses as the weak U.S. dollar and the volatility of the South African Rand drove up currency related costs.

Income Taxes

At the end of each interim reporting period an estimate is made of the effective tax rate expected to be applicable for the full year. The rate determined which includes changes in tax reserves, is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur. The income tax rate, as a percentage of pre-tax income, was 26.7% for the first quarter of 2006, compared with 28.1% for the first quarter of 2005.

Our effective tax rate for the full year of 2006 could be impacted  by a number of factors including, but not limited to, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, our utilization of tax credits and our geographic profit mix.

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

Our business model, in particular sales from after-market kits, supplies and service, allows us to generate substantial operating cash flows. We anticipate our operating cash flows together with the funds available through our credit facility will continue to satisfy our working capital requirements without the need for substantial additional indebtedness. Additionally, we currently do not have plans to significantly reduce our long-term debt levels in the next twelve months due to the long-term maturities of our senior notes. This allows us to invest in areas that will help meet our strategic objectives. During the next twelve months, we anticipate using our operating cash flows:

•       To increase our capital expenditures for customer leased equipment as we continue to shift toward operating-type leases.

•       To facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements.

•       To reduce our borrowings under our credit facility that was drawn on to fund the 2005 acquisitions of Agencourt and DSL.

•       To maintain and raise our quarterly dividend. Our dividend paid in the first quarter was $0.15 cents per share. In April 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on June 8, 2006 to stockholders of record on May 19, 2006.

•       To continue to pay our restructuring expenses. Approximately $22.3 million is accrued at March 31, 2006. We expect these amounts to be paid throughout 2006 and possibly into 2007.

•       To continue to repurchase shares of our common stock. In January 2005, our Company’s Board of Directors approved a plan authorizing the repurchase of up to 2.5 million shares of our common stock through 2006. During the first three months of 2006, 0.9 million shares were repurchased for $45.9 million under this plan and approximately 0.7 million shares remain as authorized and available to be purchased under this plan.

Cash flows provided by operating activities were $56.2 million in the first three months of 2006 as compared to $100.2 million in the first three months of 2005. The major contributors to this decrease in operating cash flows were a $17.0 million contribution to the U.S. Pension trust in 2006 that did not occur in 2005, a decrease in net income of $8.8 million and an overall increase in cash outflows from accounts payable and accrued expenses due to higher accruals paid in the first quarter of 2006 under our incentive compensation plans and payment of $8.9 million of our accrued restructuring expenses.

Investing activities used cash of $69.2 million and $42.4 million in the first three months of 2006 and 2005, respectively. The increase was due primarily to an increase in capital expenditures of $26.6 million from $38.4 million during the first three months of 2005 to $65.0 million during the first three months of 2006. This increase was principally due to an increase in customer leased equipment. Expenditures for customer leased equipment comprise a substantial portion of the Company’s total capital expenditures and these expenditures are expected to continue to rise in the future. Of the $65.0 million in capital expenditures, approximately 76% were for customer leased equipment.

Financing activities provided cash of $13.5 million in the first three months of 2006 versus cash used of $19.8 million in 2005. The increase in cash flows from financing activities in 2006 is primarily due to increased borrowings under our credit facility partially offset by a decrease in cash proceeds from the issuance of stock under certain employee stock-based benefit plans and increased repurchases of our common stock under our stock buy-back program.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management, Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through March 31, 2006, we have capitalized $143.3 million of costs associated with this ERP system, which includes $53.4 million of capitalized internal labor costs. Based on our geographic rollout strategy, as of March 31, 2006, we have essentially implemented functionality for Finance, Human Resources, Accounts Receivable management and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. We expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2007. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. As of March 31, 2006, there was $110 million drawn on the $300 million Credit Facility.

At May 19, 2006, as a result of the investigation (see Note 11 “Commitments and Contingencies”) the Company did not meet its quarterly reporting requirements as required by the Credit Facility or the indenture reporting requirements covering the Company’s Senior Notes and Debentures.  As a result, the Company obtained a Letter Waiver from its lender waiving its reporting requirements for the period May 10, 2006 through July 30, 2006 (the “Waiver Period”) and has subsequently complied with all other reporting requirements.

At March 31, 2006 approximately $100.9 million of unused, uncommitted, short-term lines of credit were available to the Company’s subsidiaries outside the U. S. at various interest rates. Within the U.S., $14.4 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

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

At March 31, 2006, there have been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

On June 1, 2006, approximately $56 million of the Company’s $100 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, were tendered by the holders of the debentures.  The debentures were put under terms of the debentures agreement that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%.  In connection with this redemption the Company incurred approximately $2.7 million in debt extinguishment costs. The repayment of the debentures was funded by operating cash flows.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 39 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that at March 31, 2006, there has been no material change to this information, except for the implementation of share-based compensation standards described below.

Share-Based Compensation

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the provision of SFAS No. 123 (R), stock-based compensation cost is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Historically, the Company has used primarily stock options and stock appreciation rights in its share based payment plans. As part of the adoption of SFAS No. 123(R) the Company revised its share based payment plans and now provides key employees a combination of performance shares, stock appreciation rights and nonvested stock, instead of only stock options, in its annual awards. The Company continues to provide stock appreciation rights to certain international employees and an employee stock purchase plan. See Note 9 of the condensed consolidated financial statements for more information. In April of 2006, the Company granted 99,870 performance stock unit awards to certain officers and key employees. Grantees of performance shares will be eligible to receive shares of the Company’s common stock depending upon the Company’s achievement of a free cash flow target over a three year period as defined in the terms of the award.

Forward-Looking Statements

This quarterly report contains forward-looking statements, including statements regarding, among other items:

•       the schedule for completion of our ERP program;

•       our business strategy, anticipated gains in market share, and anticipated developments in our markets;

•       expected costs of the planned restructuring activities;

•       the impact of shifting our lease agreements from predominantly sales-type leases to predominantly operating-type leases;

•       our liquidity requirements and capital resources and the effects of litigation;

•       rights to be received, payments and income from the settlement with Applera;

•       sources of new products; and

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

•       failure to complete the settlement with Applera;

•       the results and effect of the accounting investigation;

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of March 31, 2006 and December 31, 2005, the notional amounts of all derivative foreign exchange contracts were $264.8 million and $272.3 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of March 31, 2006 and December 31, 2005 was $5.2 million and $10.8 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $19.2 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $5.7 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at March 31, 2006 were not materially different than those at December 31, 2005.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $3.3 million based on the amount of variable rate debt outstanding at March 31, 2006. This analysis includes the effect of our reverse interest rate swap derivatives, which changes the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 3 of the condensed consolidated financial statements.

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

As of March 31, 2006, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenues tax, interest and penalties related to payments made by the Company to Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to revenues tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of the 1998 agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction and Cardbeck has demanded that the Company take certain actions with respect to the assessment. Cardbeck also filed an appeal of the assessment, and Beckman Coulter then sought permission to intervene in the proceedings as the real party in interest. Although Beckman Coulter’s request to intervene was granted initially, the State subsequently filed a motion challenging that decision. The State also asked the Administrative Law Judge to limit the issues to be considered in the case. The Administrative Law Judge granted the State’s motions, removing Beckman Coulter from active participation in the case and potentially preventing it from making the arguments that Beckman Coulter intended to present. Beckman Coulter has appealed this decision and the Administrative Law Judge has stayed the proceedings pending the outcome of the Company’s appeal. The Company also has filed a declaratory relief action seeking judicial review of its position. The Company believes that its position is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. Accordingly, at March 31, 2006, no accrual has been made for this assessment.

In July, 2002 Beckman Coulter, filed a patent infringement action against Applera Corporation (“Applera”) in the U.S. District Court for the Central District of California. The complaint alleges that certain of the DNA sequencing instruments and thermal cyclers used for polymerase chain reaction sold by Applera’s Applied Biosystems division infringe Beckman Coulter U.S. patents. The Beckman Coulter patents are Re 37, 606 and Re 37, 941 which claim replaceable gels used in capillary electrophoresis and 5,4211,980 which claims a heated cover in a thermal cycler. The Company is seeking monetary damages and injunctive relief. Applera has responded to Beckman Coulter’s complaint by seeking a determination that the Beckman Coulter patents are invalid, unenforceable, and not infringed. Trial of the case was expected to begin in May 2006. In April, 2006, the parties established the terms of a settlement to resolve all outstanding legal disputes between them relating to the Beckman Coulter claims described above as well as allegations by Applera that Beckman Coulter had breached a contract regarding certain licensed technology. The Court has said it will stay its proceedings for 90 days pending completion of definitive agreements based on these terms. As part of the settlement agreement, the parties granted royalty-bearing licenses to each other. Beckman Coulter granted Applera licenses to its patents for replaceable gels for capillary electrophoresis instruments and DNA sequencers and to its patent for a heated lid for thermal cyclers; Applera granted Beckman Coulter licenses conferring rights in the diagnostics market to its patents for nucleic acid sequencing and real time PCR thermalcycling. Additionally, Applera’s Applied Biosystems Group made a $35 million special payment to Beckman Coulter on signing for release of any and all claims of infringement relating to DNA sequencer and thermal cycler products. Beckman Coulter will pay $20 million over 10 quarters to Applera’s Celera Genomics Group for rights in the diagnostics market to the referenced Applera technology. The Company recorded a $35 million gain and a

$18.8 million research and development charge in connection with this settlement during the second quarter of 2006.

During the second quarter 2006, the Audit and Finance Committee of the Company’s Board of Directors oversaw an investigation of claims made by a former employee.  The individual alleged that his recent termination, as part of the Company’s restructuring, was the result of certain accounting issues he brought to the attention of his supervisor. The issues involved obsolescence of about $25 million in inventory, valuation of returned equipment under lease, and disclosure of reasons for changes in certain operating expense accounts.  The Audit and Finance Committee retained outside counsel and an independent accounting firm to assist in the investigation and concluded that the allegations were not substantiated and that the Company’s financial statements and disclosures did not require revision.

Item 1A.              Risk Factors

There were no material changes to the risk factors previously disclosed in the Company’s most recent report on Form 10-K.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2006	3,103	$58.61	N/A	1,591,700
February 1 through 28, 2006	N/A	N/A	N/A	1,591,700
March 1 through 31, 2006	889,786	$53.68	854,700	737,000
Total	892,889	$53.70	854,700	737,000

854,700 of the shares above were repurchased pursuant to the stock repurchase plan authorized by the Company’s Board of Directors in January 2005, whereby the Company is authorized to repurchase up to 2.5 million shares of its Common Stock through 2006.

6,528 of the shares above were repurchased pursuant to the Company’s restricted stock plan whereby upon vesting of the restricted shares the Company was reimbursed, in the form of Company common stock, for the payment of taxes on the employees’ behalf.

31,661 of the shares above were repurchased as part of the Company’s Benefit Equity Trust using proceeds from the dividends paid by the Company on the shares in the trust. The Benefit Equity Trust was established in 2004 to pre-fund future stock-related obligations of employee benefit plans.

Item 4.                        Submission of Matters to a Vote of Security Holders

The annual meeting of the Stockholders of the Company (the “Annual Meeting”) was held on April 12, 2006. One proposal relating to the election of directors was presented to the shareholders at the meeting.

Four members of the Board of Directors whose terms expired at the 2006 Annual Meeting were elected to new terms expiring at the 2009 Annual Meeting. The number of shares voting were as follows:

	Votes For	Votes Withheld
Peter B. Dervan, Ph.D.	57,400,981	971,906
Scott Garrett	56,936,302	1,436,585
Risa J. Lavizzo-Mourey, M.D.	54,551,621	3,821,266
Glenn S. Schafer	52,692,020	5,680,867

The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are:

Term Expiring in 2007: Robert G. Funari, Charles A. Haggerty, William Kelly, M.D.

Term expiring in 2008: Hugh K. Coble, Kevin M. Farr, CPA, Van B. Honeycutt, Betty Woods.

Item 6.                        Exhibits

10.1	Amendment 2005-2 to the Beckman Coulter, Inc. Supplemental Pension Plan dated December 19, 2005.
10.2	Amendment 2005-1 to the Beckman Coulter, Inc. 2004 Long-Term Performance Plan dated December 22, 2005.
10.3	Amendment 2005-1 to the Beckman Coulter, Inc. Deferred Director’s Fee Program dated December 21, 2005.
10.4	Amendment 2005-1 to the Beckman Coulter, Inc. Executive Deferred Compensation Plan dated December 21, 2005.
10.5	Amendment 2005-1 to the Beckman Coulter, Inc. Executive Restoration Plan dated December 21, 2005.
10.6	Amendment 2005-1 to the Beckman Coulter, Inc. Savings Plan dated December 21, 2005.
10.7	Amendment 2006-1 to the Beckman Coulter, Inc. Savings Plan dated April 20, 2006.
10.8	Transition and Retirement Agreement between Beckman Coulter, Inc. and James T. Glover dated March 16, 2006.
15	Review Report of Independent Registered Public Accounting Firm, July 13, 2006
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated July 13, 2006
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)
Date: July 12, 2006	By	/s/ SCOTT GARRETT
Scott Garrett
Chief Executive Officer
Date: July 12, 2006	By	/s/ JAMES GLOVER
James Glover
Senior Vice President and Chief Financial Officer
Date: July 12, 2006	By	/s/ CAROLYN D. BEAVER
Carolyn D. Beaver
Vice President & Controller Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Amendment 2005-2 to the Beckman Coulter, Inc. Supplemental Pension Plan dated December 19, 2005.
10.2	Amendment 2005-1 to the Beckman Coulter, Inc. 2004 Long-Term Performance Plan dated December 22, 2005.
10.3	Amendment 2005-1 to the Beckman Coulter, Inc. Deferred Director’s Fee Program dated December 21, 2005.
10.4	Amendment 2005-1 to the Beckman Coulter, Inc. Executive Deferred Compensation Plan dated December 21, 2005.
10.5	Amendment 2005-1 to the Beckman Coulter, Inc. Executive Restoration Plan dated December 21, 2005.
10.6	Amendment 2005-1 to the Beckman Coulter, Inc. Savings Plan dated December 21, 2005.
10.7	Amendment 2006-1 to the Beckman Coulter, Inc. Savings Plan dated April 20, 2006.
10.8	Transition and Retirement Agreement between Beckman Coulter, Inc. and James T. Glover dated March 16, 2006.
15	Review Report of Independent Registered Public Accounting Firm, July 13, 2006
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated July 13, 2006
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications