Form 10-Q
period 2006-06-30
BECKMAN COULTER INC
filed 2006-08-09
CIK 840467

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of outstanding shares of the registrant’s common stock as of July 28, 2006 was 62,021,615 shares.

Part I. Financial Information

Item 1.        Financial Statements

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions)
(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$59.4	$57.6
Trade and other receivables, net	577.8	601.6
Inventories	515.2	461.8
Other current assets	120.9	112.6
Total current assets	1,273.3	1,233.6
Property, plant and equipment, net	622.9	552.5
Goodwill	562.5	548.2
Other intangibles, net	346.0	354.5
Other assets	324.6	338.8
Total assets	$3,129.3	$3,027.6
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$553.8	$555.2
Notes payable and current maturities of long-term debt	84.9	155.2
Income taxes payable	54.7	48.1
Total current liabilities	693.4	758.5
Long-term debt, less current maturities	708.8	589.1
Deferred income taxes	189.1	189.3
Other liabilities	309.1	295.9
Total liabilities	1,900.4	1,832.8
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.1 and 67.4 at June 30, 2006 and December 31, 2005, respectively; 62.0 and 62.4 shares outstanding at June 30, 2006 and December 31, 2005, respectively	6.8	6.7
Additional paid-in capital	462.9	449.8
Retained earnings	991.2	932.9
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	64.6	38.3
Derivatives qualifying as hedges	(2.9)	2.8
Minimum pension liability adjustment	(3.8)	(3.6)
Treasury stock, at cost: 5.8 and 4.7 common shares at June 30, 2006 and December 31, 2005, respectively	(289.9)	(228.7)
Unearned compensation	—	(3.4)
Common stock held in grantor trust, at cost: 0.3 common shares at June 30, 2006 and December 31, 2005	(16.5)	(15.7)
Grantor trust liability	16.5	15.7
Total stockholders’ equity	1,228.9	1,194.8
Total liabilities and stockholders’ equity	$3,129.3	$3,027.6

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except amounts per share and share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Product revenue	$517.9	$523.8	$991.2	$1,006.3
Service revenue	98.4	95.0	194.1	188.6
Total revenue	616.3	618.8	1,185.3	1,194.9
Cost of goods sold	247.6	262.8	479.1	502.6
Cost of service	72.3	70.6	140.5	136.1
Total cost of sales	319.9	333.4	619.6	638.7
Gross profit	296.4	285.4	565.7	556.2
Operating costs and expenses:
Selling, general and administrative	176.6	160.0	340.0	309.2
Research and development	75.1	50.1	129.7	98.1
Restructuring	6.2	—	7.3	—
Asset impairments	1.4	—	2.3
Litigation settlement	(35.0)	—	(35.0)	—
Total operating costs and expenses	224.3	210.1	444.3	407.3
Operating income	72.1	75.3	121.4	148.9
Non-operating (income) expenses:
Interest income	(3.6)	(4.3)	(7.7)	(8.4)
Interest expense	15.7	11.1	26.5	21.3
Other, net	(1.5)	3.9	(3.4)	13.8
Total non-operating expenses	10.6	10.7	15.4	26.7
Earnings before income taxes	61.5	64.6	106.0	122.2
Income taxes	16.9	9.4	28.8	25.6
Net income	$44.6	$55.2	$77.2	$96.6
Basic earnings per share	$0.72	$0.89	$1.23	$1.55
Diluted earnings per share	$0.70	$0.85	$1.20	$1.48
Weighted average number of shares outstanding (in thousands):
Basic	62,252	62,131	62,742	62,144
Diluted	63,532	64,960	64,130	65,092
Dividends declared per share	$0.15	$0.14	$0.30	$0.28

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	June 30,
	2006	2005
Net Cash Provided by Operating Activities	$184.2	$146.2
Cash Flows from Investing Activities:
Additions to property, plant and equipment	(140.8)	(88.3)
Acquisition of Agencourt Bioscience Corporation, net of cash acquired	—	(99.7)
Payments for business acquisitions and technology licenses	(15.5)	(5.0)
Net cash used in investing activities	(156.3)	(193.0)
Cash Flows from Financing Activities:
Dividends to stockholders	(18.9)	(17.8)
Proceeds from issuance of stock	26.9	45.6
Repurchase of common stock as treasury stock	(86.5)	(64.0)
Repurchase of common stock held in grantor trust	(0.8)	(0.1)
Tax benefits from share-based payment transactions	2.6	—
Debt borrowings, net	107.0	81.3
Long-term debt reductions	(59.2)	(17.1)
Debt acquisition costs	—	(0.6)
Net cash (used in) provided by financing activities	(28.9)	27.3
Effect of exchange rates on cash and cash equivalents	2.8	(1.7)
Increase (decrease) in cash and cash equivalents	1.8	(21.2)
Cash and cash equivalents—beginning of period	57.6	67.9
Cash and cash equivalents—end of period	$59.4	$46.7

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.      Basis of Presentation and Accounting Policies

The management of Beckman Coulter, Inc. and its wholly-owned subsidiaries (the “Company”) prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the United States Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by generally accepted accounting principles in the United States (“U.S.”) have been condensed or omitted.

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

Share-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”). This Statement revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of share-based awards under SFAS No. 123(R). Additionally, the Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123(R). The modified prospective transition method requires that share-based compensation expense be recorded for all new and unvested stock options, nonvested stock awards and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006. Share-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123, see Note 10 “Share-Based Compensation”.

Accounting for Servicing of Financial Assets

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”

(“SFAS No. 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 156 on its consolidated results of operations and financial position.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of this interpretation on its consolidated results of operations and financial position.

2.      Restructuring Activities and Asset Impairments

In July 2005, the Company announced a strategic reorganization of its business to combine its Biomedical Research Division and Diagnostic Division into a single company structure. The objective of the restructure is to better enable the Company to leverage its personnel, technologies and products across the entire biomedical testing continuum. As a result of these activities, the Company expects to eliminate approximately 350 net positions worldwide.

A charge of $34.8 million was recorded in the second half of 2005 for severance and related benefits for affected employees. Additional charges of $0.8 million and $6.1 million were recorded in the first and second quarters of 2006, respectively, for additional employees identified for layoff during these periods.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses and other liabilities in the condensed consolidated balance sheets at June 30, 2006 (in millions):

Initial Accrual	Cash Payments in 2005	Balance at December 31, 2005	Additional Charges	Cash Payments in 2006	Balance at June 30, 2006
$34.8	$(4.4)	$30.4	$6.9	$(15.3)	$22.0

Additionally, in connection with the restructuring activities, the Company exited certain non-strategic products and products under development and as a result, recorded a $0.9 million and $1.4 million charge to write-off patents, licenses and other related assets and a $0.3 million and $0.1 million charge for other costs related to the restructuring during the first and second quarters of 2006, respectively.

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

Foreign Currency

The Company manufactures its products principally in the U.S., but generated approximately 48% of its revenues in 2005 from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge a significant portion of the foreign currency exposure resulting from intercompany sales to the Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

Hedge ineffectiveness associated with the Company’s cash flow and fair value hedges was immaterial and no cash flow or fair value hedges related to foreign currency were discontinued for the three and six months ended June 30, 2006 and 2005.

Derivative gains and losses included in accumulated other comprehensive income (loss) are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. The Company estimates that $4.8 million of the unrealized gain included in accumulated other comprehensive income (loss) at June 30, 2006 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge its exposure to fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

In April 2002, in connection with the issuance of the Company’s $235.0 million Senior Notes due 2011, the Company entered into reverse interest rate swap contracts totaling $235.0 million. In September 2004, the Company terminated $95 million of these reverse interest rate swap contracts and in June 2006, terminated the remaining $140 million of these reverse interest swap contracts, resulting in deferred gains of $9.5 million and $1.7 million, respectively. The deferred gains are being amortized over the notes remaining term through November 2011. The Company received an average fixed interest rate of 5.7% and paid a floating interest rate based on LIBOR (5.17% as set on May 15, 2006). These reverse interest rate swaps were designated as fair value hedges and were deemed perfectly effective.

In March 1998, in connection with the issuance of $240.0 million Senior Notes due 2008, the Company entered into reverse interest rate swap contracts totaling $240.0 million. In April 2002, the Company terminated these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that is being amortized over the remaining term through March 2008.

4.      Comprehensive Income

The reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$44.6	$55.2	$77.2	$96.6
Foreign currency translation adjustment	15.8	(24.8)	26.3	(31.9)
Derivatives qualifying as hedges:
Net derivative (losses) gains, net of income taxes of $1.1 and $1.6 for the three and six months ended June 30, 2006, respectively, and $2.6 and $4.1 for the three and six months ended June 30, 2005, respectively	(1.3)	4.0	(2.2)	6.1
Reclassifications to non-operating income, net of income taxes of $0.9 and $2.3 for the three and six months ended June 30, 2006, respectively, and $0.2 and $1.6 for the three and six months ended June 30, 2005, respectively	(1.5)	(0.2)	(3.5)	2.4
	(2.8)	3.8	(5.7)	8.5
Comprehensive income	$57.6	$34.2	$97.8	$73.2

5.      Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended June 30,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings	$44.6	62.252	$0.72	$55.2	62.131	$0.89
Effect of dilutive stock options	—	1.280	(0.02)	—	2.829	(0.04)
Diluted EPS:
Net earnings	$44.6	63.532	$0.70	$55.2	64.960	$0.85

	Six Months Ended June 30,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings	$77.2	62.742	$1.23	$96.6	62.144	$1.55
Effect of dilutive stock options	—	1.388	(0.03)	—	2.948	(0.07)
Diluted EPS:
Net earnings	$77.2	64.130	$1.20	$96.6	65.092	$1.48

For the three and six months ended June 30, 2006, there were 3.5 million shares and 2.9 million shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been antidilutive. For the three and six months ended June 30, 2005, there were 0.1 million shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS.

6.      Sale of Assets

During the six months ended June 30, 2006 and 2005, the Company sold certain receivables (“Receivables”). The net book value of these financial assets sold during the six months ended June 30, 2006 and 2005 was $36.1 million and $50.5 million, respectively, for which the Company received approximately $36.1 million and $50.9 million, respectively, in cash proceeds. In 2006 and 2005, substantially all of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales and as a result the related Receivables have been excluded from the accompanying condensed consolidated balance sheets.

The agreements underlying the Receivables sales in the U.S. contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on sold Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S. the Company services the sold Receivables whereby it continues collecting payments from the end user customer on behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the sold Receivables and amortizes this amount to income over the estimated life of the service period. At June 30, 2006 and December 31, 2005, there was $1.0 million of deferred service fees included in accrued expenses on the accompanying condensed consolidated balance sheets. For the three months ended June 30, 2006 and 2005, there was $0.1 million of deferred service fees amortized to income.

7.      Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	June 30, 2006	December 31, 2005
Finished products	$347.1	$310.2
Raw materials, parts and assemblies	148.3	135.7
Work in process	19.8	15.9
	$515.2	$461.8

Changes in the product warranty obligation were as follows (in millions):

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
Beginning Balance	$11.2	$11.7
New warranties expense	3.6	6.8
Payments	(4.5)	(8.2)
Ending Balance	$10.3	$10.3

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

In May 2005, the Company purchased 100% of the outstanding shares of Agencourt Bioscience Corporation (“Agencourt”). As part of the acquisition, the Company received a 49% interest in Agencourt Personal Genomics (“APG”), a subsidiary of Agencourt. APG, a development stage enterprise involved in research and development activities, is a Variable Interest Entity as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities”. The Company is the primary beneficiary and the party most closely associated with APG. Accordingly, the Company consolidates the results and operations of APG and reports the interest of the other shareholders as minority interest in non-operating income in the condensed consolidated statement of operations.

At June 30, 2006, in connection with the Company’s settlement agreement with Applera Corporation (“Applera”) the Company received a $35 million special payment for the signing and release of any and all claims of infringement relating to DNA sequencer and thermal cycler products and will receive certain royalty payments upon Applera’s future sales of these products. Additionally, the Company will pay $20 million over the next 10 quarters for license rights in the diagnostic market to the referenced Applera technology. As a result, the Company recorded a $35 million gain and a $18.8 million research and development (“R&D”) charge (net present value of obligation), since the technology for the license is still under development and will require additional R&D work to complete. The long-term portion of the related liability is recorded in other long term liabilities in the condensed consolidated balance sheet at June 30, 2006. The license rights also include the obligation to pay royalties to Applera for instruments and reagents sold.

8.      Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2006 were as follows (in millions):

Total
Goodwill at December 31, 2005	$548.2
Acquisitions	13.7
Currency translation adjustment	0.6
Goodwill at June 30, 2006	$562.5

During June 2006, in connection with the Company’s acquisition of Agencourt in 2005, $13.3 million of additional purchase price was recorded as a result of Agencourt meeting its operating results and product development activities as defined within the stock purchase agreement. The terms of the agreement provide for additional contingent payments, based on operating results and product development activities, of up to $40.0 million through 2007. Additional purchase price was included as a component of goodwill and a related liability for the unpaid amount of $3.3 million was recorded in other long term liabilities in the condensed consolidated balance sheet at June 30, 2006.

Other intangible assets consisted of the following (in millions):

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$78.6	$(17.7)	$60.9	$78.6	$(14.8)	$63.8
Customer contracts	184.9	(58.8)	126.1	184.9	(54.5)	130.4
Other	39.7	(20.8)	18.9	38.7	(18.5)	20.2
	303.2	(97.3)	205.9	302.2	(87.8)	214.4
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6
	$443.3	$(97.3)	$346.0	$442.3	$(87.8)	$354.5

Amortization expense for the three months ended June 30, 2006 and 2005 was $4.6 million and $3.8 million, respectively. For the six months ended June 30, 2006 and 2005 recorded intangible amortization expense was $9.2 million and $7.5 million, respectively. Estimated amortization expense (based on existing intangible assets) for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $18.3 million, $17.4 million, $16.8 million, $16.1 million and $15.4 million, respectively.

9.      Debt

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

Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At June 30, 2006 the Company was in compliance with all such covenants.

10.   Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R). This statement establishes the financial accounting and reporting standards for share-based compensation plans. As required by SFAS No. 123(R), the Company recognizes the cost resulting from all share-based payment transactions in the financial statements at fair value. The compensation cost recognized in the consolidated statement of operations for share-based compensation arrangements was approximately $6.2 million ($4.1 million after tax) for the three months ended June 30, 2006 and approximately $12.7 million ($8.3 million after tax) for the six months ended June 30, 2006. No share-based compensation costs were capitalized as part of the cost of an asset for the quarter ended June 30, 2006 as such amounts were immaterial. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006 the Company reported the entire tax benefit related to the exercise of stock options as an operating cash flow. The tax benefit from option exercises for the six month period ended June 30, 2006 was $3.3 million.

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in SFAS No. 123. The following table sets forth the computation of basic and diluted income per share for the three and six months ended June 30, 2005 and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income as reported	$55.2	$96.6
Share-based employee compensation expense included in reported net income, net of tax	1.0	1.2
Pro forma compensation expense, net of tax	(8.0)	(18.7)
Pro forma net income	$48.2	$79.1
Earnings per share:
Basic—as reported	$0.89	$1.55
Basic—pro forma	$0.78	$1.27
Diluted—as reported	$0.85	$1.48
Diluted—pro forma	$0.74	$1.22

The fair value of stock options granted during the three and six months ended June 30, 2005 was estimated on the date of grant using the Black-Scholes Merton (“BSM”) option-pricing model with the following weighted average assumptions:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Option life (in years)	5.0	5.4
Risk-free interest rate	3.7%	3.8%
Stock price volatility	30.7%	31.6%
Dividend yield	1.01%	1.01%

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on a blending of the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the Company’s stock options and implied volatility based on market traded options of the Company’s common stock. This blend of historical and implied volatility is more reflective of future market conditions and a better indicator of expected volatility than using only historical volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. The expected term of the stock options was determined using historical data adjusted for the estimated exercise dates of unexercised options. The Company’s share-based compensation plans are described below.

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

The Company has an Employee Stock Purchase Plan (“ESPP”) that operates in accordance with section 423 of the Internal Revenue Code whereby all U.S. employees and employees of certain subsidiaries outside the U.S. can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. Employees purchased 0.1 million shares for $6.4 million in the six months ended June 30, 2006.

The fair value of stock options and ESPP shares granted during the three and six months ended June 30, 2006, have been estimated at the date of grant using a BSM option-pricing model with the following weighted average assumptions:

	Stock Option Plans	ESPP
Option life (in years)	5.27	0.5
Risk-free interest rate	4.28%	4.35%
Stock price volatility	25.82%	29.36%
Dividend yield	0.94%	0.94%

The following table summarizes activity under the Company’s stock option plans:

	Options	Weighted Average Exercise Price Per Option	Remaining Contractual Life	Aggregate Intrinsic Value
	(in thousands)		(in years)	(in millions)
Outstanding at January 1, 2006	8,613	$43.46
Granted	723	$56.86
Exercised	(345)	$29.77
Canceled	(46)	$51.76
Outstanding at June 30, 2006	8,945	$45.02	4.7	$112.6
Exercisable at June 30, 2006	6,122	$39.99	4.2	$101.3
Options expected to vest at June 30, 2006	2,608	$55.76	5.6	$11.0

As of June 30, 2006, the aggregate unamortized fair value of all unvested stock options was $21.5 million which will be amortized on a straight-line basis over a weighted average period of approximately 1.1 years. The weighted average fair value of options granted during the three and six months ended June 30, 2006 was $15.41 and $16.49, respectively. The total intrinsic value of stock options exercised was $2.6 million and $8.9 million during the three and six months ended June 30, 2006.

Nonvested Stock Plan

Under the 2004 Plan, the Company may issue shares of nonvested stock to its employees. These shares vest based on the passage of time, generally over four years. The following table summarizes the Company’s nonvested stock plan activity:

	Number of Shares	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at January 1, 2006	106	$46.32
Granted	195	$56.67
Vested	(33)	$53.67
Canceled/forfeited	(3)	$52.55
Outstanding at June 30, 2006	265	$54.25

The total fair value of shares vested during the three and six months ended June 30, 2006, was $0.4 million and $1.8 million, respectively. As of June 30, 2006, the aggregate unamortized fair value of all nonvested stock awards was $12.1 million which will be amortized on a straight-line basis over a weighted average period of approximately 3.4 years.

Performance Shares

Under the 2004 Plan, the Company granted Performance Share Awards (“Performance Shares”) to executives and other key employees. The vesting of the Performance Shares is contingent upon employee service and meeting company-wide performance goals. These shares vest over a period of three years. During the three months ended June 30, 2006, 93,450 Performance Shares were granted at an average grant date fair value of $49.74. There were no vested or forfeited Performance Shares for the period ended June 30, 2006.

As of June 30, 2006, the aggregate unamortized fair value of all unvested Performance Share awards was $4.4 million which will be amortized on a straight-line basis over a weighted average period of approximately 2.8 years, to the extent management estimates that performance goals will be achieved.

Stock Appreciation Rights

The Company awards stock appreciation rights to certain employees of its international subsidiaries. These rights are granted with an exercise price equal to the market price of the Company’s shares at the date of grant and typically vest over four years and expire seven years from the date of grant. As a result of adopting SFAS No. 123(R), the Company changed its method of valuing these awards from the intrinsic method to the fair value method. The effect of changing from intrinsic to fair value was not material and is recorded in operating income in the accompanying consolidated statements of operations. The expected life of stock appreciation rights granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107. The fair value of the stock appreciation rights granted during the three and six months ended June 30, 2006 have been estimated at the date of grant using a BSM option-pricing model with the following assumptions:

Option life (in years)	0 - 4.4
Risk-free interest rate	5.24%
Stock price volatility	25.98% - 36.25%
Weighted average stock price volatility	26.99%
Dividend yield	0.94%

The following table summarizes activity under the Company’s stock appreciation rights plan (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	396	$15.16
Granted	112	$13.63
Exercised	(21)	$16.51
Canceled	(12)	$14.29
Outstanding at June 30, 2006	475	$14.20

The weighted average fair value of stock appreciation rights granted during the six months ended June 30, 2006 was $13.63. There were no stock appreciation rights granted during the three months ended

June 30, 2006. The total intrinsic value of stock appreciation rights exercised was $0.3 million during the six months ended June 30, 2006.

The Company currently uses treasury stock to deliver shares of its common stock under its share based payment plans. At June 30, 2006, the amount of shares authorized to be issued under the Company’s share-based payment plans combined with shares held as treasury stock are sufficient to cover future stock option exercises.

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

The following table lists the components of the net periodic benefit cost (in millions):

	Pension Plans
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$7.0	$7.1	$14.0	$14.1
Interest cost	11.2	11.5	22.4	23.1
Expected return on plan assets	(16.2)	(15.6)	(32.4)	(31.2)
Amortization of prior service costs	0.4	0.4	0.8	0.9
Amortization of actuarial loss	3.2	3.1	6.4	6.2
Curtailment loss	—	4.0	—	4.0
Net periodic benefit cost	$5.6	$10.5	$11.2	$17.1

	Postretirement Plan
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Service cost	$0.5	$0.4	$1.0	$0.8
Interest cost	1.6	1.1	3.2	2.2
Amortization of prior service costs	(1.1)	(1.2)	(2.2)	(2.4)
Amortization of actuarial loss (gain)	0.1	(0.3)	0.2	(0.6)
Net periodic benefit cost	$1.1	$—	$2.2	$—

In March and June 2006, the Company contributed $17.0 and $6.0 million, respectively, to its U.S. Pension Plan.

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

Cardbeck Miami Trust—In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to revenue tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of the 1998 agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction and Cardbeck has demanded that the Company take certain actions with respect to the assessment. Cardbeck also filed an appeal of the assessment, and Beckman Coulter then sought permission to intervene in the proceedings as the real party in interest. Although Beckman Coulter’s request to intervene was granted initially, the State subsequently filed a motion challenging that decision. The State also asked the Administrative Law Judge to limit the issues to be considered in the case. The Administrative Law Judge granted the State’s motions, removing Beckman Coulter from active participation in the case and potentially preventing it from making the arguments that Beckman Coulter intended to present. Beckman Coulter has appealed this decision and the Administrative Law Judge has stayed the proceedings pending the outcome of the Company’s appeal. The Company also has filed a declaratory relief action seeking judicial review of its position; however, the Court has stayed that proceeding pending resolution of Beckman Coulter’s appeal of the Administrative Law Judge’s ruling. The Company believes that its position is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. Accordingly, at June 30, 2006, no accrual has been made for this assessment.

Rau—The Company and its wholly owned subsidiary Diagnostic Systems Laboratories  (“DSL”) have been named as defendants in an action brought in Texas by Rama Rau and Vijay Yelundur. The plaintiffs claim that they are former owners of approximately one-third of DSL’s outstanding shares and are seeking rescission of the agreement under which they sold their interest in DSL to Gopal Savjani. They allege that Mr. Savjani fraudulently induced them to sell their interest in DSL for approximately $4 million by misrepresenting the status and future prospects of DSL and failing to inform them of the potential sale of the business to Beckman Coulter. They also allege that these actions constituted breach of fiduciary duties, negligent misrepresentation, and a breach of the contract under which they invested in DSL. The action is against Mr. Savjani individually, DSL and the Company as successor in interest in DSL. The Company cannot determine the probability of a favorable or unfavorable outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at June 30, 2006, no accrual has been made for any potential exposure.

Wipro—During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary, based on a claim that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has applied for and obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. The current order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also has formally initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro. Wipro is alleging that BCIPL’s actions breached the contract between BCISA and Wipro and is claiming that it has experienced 18 million Euro in damages. The arbitration will take place in Switzerland under ICC rules, Swiss law will govern. The Company cannot determine the probability of a favorable or unfavorable outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at June 30, 2006, no accrual has been made for any potential exposure.

APG—On June 20, 2006, the Company entered into an agreement with Applied Biosystems Group (“ABI”) to sell the Company’s interest in APG, a developer of next-generation genetic analysis technologies. The Company originally acquired shares of APG in conjunction with the acquisition of Agencourt Bioscience Corporation in May 2005. The Company received approximately $50 million in cash from the sale which closed in July 2006. The recorded value of the Company’s interest in APG was $1.3 million at June 30, 2006.

Land sale—On June 29, 2006, the Company entered into an agreement to sell approximately 53 acres of vacant land in Miami, for a sales price of about $33 million. The vacant land in Miami has a book basis of approximately $3 million and the land sale is expected to close during the fourth quarter of 2006.

13.   Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. The Company has one business segment consisting of four business groups focused on driving core product strategies. These business groups are Chemistry Systems, Cellular Systems, Immunoassay Systems, and Discovery and Automation Systems. The Company’s CEO, who is also the Company’s chief operating decision maker, evaluates the Company’s various global product portfolios on a revenue basis, and profitability is evaluated on an enterprise-wide basis due to shared infrastructures.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Net revenues (in millions):
Chemistry Systems	$167.7	$175.3	$325.7	$343.1
Cellular Systems	196.5	206.7	380.5	403.6
Immunoassay Systems	122.5	106.8	233.3	204.3
Discovery & Automation Systems	129.6	130.0	245.8	243.9
	$616.3	$618.8	$1,185.3	$1,194.9

Revenues by geographic areas (in millions):
United States	$321.9	$323.3	$626.9	$613.5
International	294.4	295.5	558.4	581.4
	$616.3	$618.8	$1,185.3	$1,194.9

	June 30, 2006	December 31, 2005
Long-lived assets (in millions):
United States	$1,556.0	$1,526.0
International	300.0	268.0
	$1,856.0	$1,794.0

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

Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our instruments are generally provided to customers under operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Many of our lease arrangements take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. In the second quarter of 2005, we reviewed our leasing policies and decided to emphasize lease contracts with terms that are expected to result in more OTLs. This shift to OTLs began in the third quarter of 2005, and mostly impacted the United States (U.S.). By the fourth quarter of 2005, substantially all new leases in the U.S. were OTLs.

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

Products such as the UniCel® DxI 800 Access® immunoassay systems, the recently introduced UniCel® DxC 600, DxC 600i and 800 SYNCHRON® clinical systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share and increased streams of reagent revenues in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In hematology, we continue to automate more of the testing process to serve both high-volume hospital labs and small- to mid-sized labs.

Our after-market revenues of chemistry kits, supplies and service have allowed us to generate substantial operating cash flows. We have used this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development as well as business and technology acquisitions. We have also used our operating cash flows to repurchase shares of our common stock and pay regular quarterly dividends. We have recently shifted our emphasis to OTLs which requires additional investment in our instruments subject to lease and could reduce our cash flows in the next several years as we reach a new steady-state level of OTLs. We expect substantially all of our lease arrangements in the U.S. to be OTLs in future years.

In order to continue to grow the Company, gain market share and remain competitive, we must continue to introduce new instrument, test and reagent technologies and remain at the forefront in helping customers advance medical science, improve patient outcomes and reduce overall healthcare costs. We must also acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. We believe that our cash flow will enable us to continue to fund these activities into the future. We are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets such as general worldwide economic weakness, pressure on healthcare spending, constrained government research funding and our ability to obtain regulatory approvals for new products. We believe we are addressing these risks by providing our customers automated and cost effective solutions. A large number of our products require marketing authorizations from the U.S. Food & Drug Administration (“FDA”) and similar agencies in other countries. We believe that we have effective quality and compliance programs in place and have been successful in obtaining the necessary clearances for our new products from the FDA and other similar agencies.

Reorganization

On July 22, 2005, the Company announced a reorganization and as a result has integrated the former Clinical Diagnostics and Biomedical Research Divisions into a single company structure that is expected to create synergies and improve focus as we address the entire biomedical testing continuum. The new structure created four business groups focused on driving core product strategies. These business groups are Chemistry Systems, Cellular Systems, Immunoassay Systems, and Discovery and Automation Systems.

We expect to eliminate approximately 350 net positions worldwide and expect to incur additional restructuring charges for supply chain management as a result of the reorganization. Accordingly, in 2005 we recorded a charge for approximately $34.8 million ($20.9 million after tax) for severance and related benefits for affected employees. Additional charges of $0.8 million and $6.1 million were incurred in the first and second quarters of 2006, respectively. Approximately $8.9 million and $6.4 million of these amounts were paid in the first and second quarters of 2006, respectively, see Note 2 “Restructuring Activities and Asset Impairments” of the condensed consolidated financial statements.

Additionally, in connection with the restructuring activities, the Company exited certain non-strategic products and products under development and as a result, recorded a $0.9 million and $1.4 million charge to write-off patents, licenses and other related assets and a $0.3 million and $0.1 million charge for other costs related to the restructuring during the first and second quarters of 2006, respectively.

Results of Operations

Revenues

The following provides product area and geographical revenue information (dollar amounts in millions):

	Three months ended June 30,		Reported	Constant Currency
	2006	2005	Growth %	Growth %*
Chemistry Systems	$167.7	$175.3	(4.3)	(4.1)
Cellular Systems	196.5	206.7	(4.9)	(4.5)
Immunoassay Systems	122.5	106.8	14.7	15.0
Discovery and Automation Systems	129.6	130.0	(0.3)	0.2
Total	$616.3	$618.8	(0.4)	(0.1)
United States	321.9	323.3	(0.4)	(0.4)
International	294.4	295.5	(0.4)	0.3
	$616.3	$618.8	(0.4)	(0.1)

	Six months ended June 30,		Reported	Constant Currency
	2006	2005	Growth %	Growth %*
Chemistry Systems	$325.7	$343.1	(5.1)	(3.8)
Cellular Systems	380.5	403.6	(5.7)	(4.6)
Immunoassay Systems	233.3	204.3	14.2	15.5
Discovery and Automation Systems	245.8	243.9	0.8	2.3
Total	$1,185.3	$1,194.9	(0.8)	0.4
United States	626.9	613.5	2.2	2.2
International	558.4	581.4	(4.0)	(1.4)
	$1,185.3	$1,194.9	(0.8)	0.4

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

As discussed above in the Overview, we are undergoing a shift from STLs to OTLs. This increasing proportion of hardware revenue being recognized under OTLs continued to negatively impact revenues in the first and second quarters of 2006. Under OTLs the recognition of instrument revenues and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs the recognition of instrument revenues and earnings is at the inception of the lease. Over the longer term, we expect this change to improve competitiveness and operating efficiency. This change, which negatively impacted instrument revenues across many of our product lines during the first and second quarters, was partially offset by the benefit of the acquisitions of Agencourt and DSL and placements of our instruments which in turn drove growth in aftermarket consumables revenues. Consumables revenues across all product lines grew 13.0% in the second quarter of 2006 as a result of this installed base of systems and a greater average utilization of reagents.

A discussion of revenues by major product area for the three and six months ended June 30, 2006 follows:

Chemistry Systems

Revenues were down in Chemistry Systems for the three and six months ended June 30, 2006 due primarily to the shift to OTL customer contracts. Chemistry Systems is one of the product areas most affected by the leasing policy change. Consumables revenue for this product line grew 5.5% and 0.9% for the quarter and six month period, respectively. Pricing declines experienced in dedicated proteins and certain other reagents were offset by increased utilization of reagents on newer systems. Placements of our new UniCel® DxC 600, DxC 600i and 800 SYNCHRON® systems are outperforming our expectations and are contributing to increased year-over-year system placements in Chemistry Systems.

Cellular Systems

Revenues in Cellular Systems were down for the three and six months ended June 30, 2006. Sales in this area, which consist of hematology, coagulation and flow cytometry systems, were negatively impacted by the leasing policy shift and lower unit placements of our large and mid-range hematology systems in 2006 than in the same periods in 2005.

Immunoassay Systems

Revenues in Immunoassay Systems were up significantly for the three and six months ended June 30, 2006. We continue to experience steady placements of the UniCel®DxI 800 Access® Immunoassay System, an advanced high-throughput analyzer; partially offset by the impact of the leasing policy shift which reduced reported revenues. Consumables revenue increased 30% over the prior year second quarter aided by Access consumables revenue growth rate of 18.5%; the acquisition of Diagnostic Systems Laboratories (“DSL”) in October 2005 provided revenue of $10.7 million, or 13.5% of the increase.

Discovery and Automation Systems

Revenues in Discovery and Automation Systems were down slightly for the three months but up slightly for the six months ended June 30, 2006. Sales in this area are less impacted by the leasing policy shift and the decrease was primarily the result of a decline of 6.0%, excluding acquisition, in all other products in this category due primarily to weakness in the life sciences markets. The decrease was primarily offset by the addition of Agencourt Bioscience Corporation (“Agencourt”) in May 2005, which provided $8.6 million and $17.3 million in sales growth for this product area for the quarter and six month period, respectively.

Service Revenues

Service revenues, which are also included in the product area discussions above and are derived from contracts or service and maintenance calls on our installed instruments, increased 3.6% to $98.4 million in the second quarter of 2006 from $95.0 million in the second quarter of 2005. For the six months ended June 30, 2006 service revenues increased 2.9% to $194.1 million from $188.6 million in the first six months of 2005. The increase was due primarily to our growing installed base of instruments under service contracts. The following table shows service revenue and service cost by quarter for 2004 and 2005. The amounts have been reclassified to conform to current year presentation.

	Service Revenue
	Q1	Q2	Q3	Q4	Total
2005	$93.6	$95.0	$92.0	$96.1	$376.7
2004	$87.1	$89.9	$91.4	$93.2	$361.6

	Cost of Service
	Q1	Q2	Q3	Q4	Total
2005	$65.5	$70.6	$68.5	$74.4	$279.0
2004	$61.4	$65.3	$65.7	$69.4	$261.8

Revenue by Major Geography

Revenues in the U.S. were down 0.4% for the three months and up 2.2% for the six months ended June 30, 2006. Reagent revenues were up across all product lines in the U.S. Offsetting this growth were declines in revenue in Chemistry Systems and Cellular Systems, which were negatively impacted by the leasing policy change on hardware revenue. Immunoassay revenues were up significantly for the three and six months ended June 30, 2006 in spite of a similar negative impact from the leasing shift, aided by the acquisition of DSL and unit placements of the UniCel® DxI 800 Access® Immunoassay System, an advanced high-throughput analyzer. Discovery and Automation Systems revenues in the U.S. were up for the three and six months ended June 30, 2006, due to the acquisition of Agencourt in May 2005.

International revenue was down 0.4% and 4.0% for the three and six months ended June 30, 2006, respectively, and up 0.3% and down 1.4% in constant currency for the three and six months ended June 30, 2006. Revenues in Europe were up 1.5%, down 3.2% and up 2.9% and 0.8% in constant currency for the three and six months ended June 30, 2006, respectively,  as a result of strong sales in Spain, Italy, Turkey and our European dealer markets, offset by lower sales in France, Switzerland, and the United Kingdom. Sales in Asia were down 9.5%, 12.0% and down 7.3% and 8.7% in constant currency for the three and six months ended June 30, 2006, respectively, partially due to changing government regulations and a government review of overall hospital buying practices in China and a decline in demand in Japan for our Discovery and Automation products as this country continues to contend with health care reimbursement reforms and constraints on spending in the life sciences research market.

Gross profit

Gross profit as a percentage of revenue (“gross margin”) was 48.1% and 46.1% for the three months ended June 30, 2006 and 2005, respectively and 47.7% and 46.5% for the six months ended June 30, 2006 and 2005, respectively. The increase in gross margin was primarily due to favorable product mix arising from higher profit consumable sales, which favorably impacted gross margin by 1.7 percentage points and 1.6 percentage points for the six months ended June 30, 2006 and 2005, respectively.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $16.6 million to $176.6 million or 28.7% of revenue for the three months ended June 30, 2006 from $160.0 million or 25.9% of revenue for the three months ended June 30, 2005. For the six months ended June 30, 2006, SG&A increased 10.6% from $309.2 million or 25.9% of sales in the six months ended June 30, 2005 to $342.0 million or 28.9% of sales. The increase in SG&A spending for the periods was primarily due to the impact of share-based compensation expense recorded as required by SFAS No. 123(R), increased spending on selling and marketing activities related to our Chemistry, Immunoassay and other new product offerings, incremental operating expenses from the Agencourt and DSL acquisitions, changes in the non-sales management incentive plan that impacted the timing of expense accruals moving the expense from the fourth quarter in prior years to each quarter throughout the year in 2006, and approximately $3 million of legal, accounting and consulting costs incurred in connection with the inquiry directed by the Audit and Finance Committee of the Board of Directors as described in the following paragraph.

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

Research and development (“R&D”) expenses increased $25.0 million to $75.1 million or 12.2% of revenue for the three months ended June 30, 2006 from $50.1 million or 8.1% of revenue for the three months ended June 30, 2005. For the six months ended June 30, 2006 R&D expenses increased $31.6 million to $129.7 million or 10.9% of sales from $98.1 million or 8.2% of sales in the six months ended June 30, 2005. The increase in R&D spending is due primarily to the impact of research and development costs incurred in connection with the license acquired from Applera Corporation (“Applera”), for PCR technology as part of the settlement agreement. The Company agreed to pay $20 million over 10 quarters for the license right and as such recorded a R&D charge of $18.8 million (net present value of obligation) during the second quarter, see Note 7 “Composition of Certain Financial Statement Items” of the condensed consolidated financial statements for more information. The increase is also due in part to recently acquired companies, increased investment in next generation systems and tests and the impact of SFAS No. 123(R) share-based compensation expense and incentive plan changes as described above.

Restructuring Activities

As a result of the reorganization activities, the Company decided to exit certain non-strategic products and products under development, as it was determined that it no longer had significant sales or cash flow expectations for the related products. At June 30, 2006, the Company recorded a $1.4 million charge to write-off patents, licenses and other related assets and liabilities and $0.1 million for other costs relating to the restructuring. Employee severance and related charges of $6.1 million were also taken for certain positions identified as part of the restructuring, see Note 2 “Restructuring Activities and Asset Impairments” of the condensed consolidated financial statements for more information.

Litigation Settlement

During the quarter ended June 30, 2006, as part of its agreement with Applera, the Company recorded a $35 million gain related to the signing of release of any and all claims of infringement relating to DNA sequencer and thermal cycler products. See Note 7 “Composition of Certain Financial Statement Items” of the consolidated financial statements for more information.

Non Operating Income and Expenses

Interest income includes income from STL receivables, which are declining as a result of the leasing policy shift. Interest income decreased $0.7 million from $4.3 million in the second quarter of 2005 to $3.6 million in the second quarter of 2006. In the six months ended June 30, 2006 interest income decreased $0.7 million to $7.7 million from $8.4 million in the first six months of 2005 due to lower STL balances.

Interest expense increased $4.6 million to $15.7 million in the second quarter of 2006 from $11.1 million in the second quarter of 2005. In the six months ended June 30, 2006 interest expense increased $5.2 million from $21.3 million in the first six months of 2005 to $26.5 million mainly due to higher interest rates on the variable rate portion of our outstanding debt, a higher level of debt outstanding during the second quarter of 2006 and debt extinguishment costs of $2.7 million incurred in connection with the debentures that were tendered by the holders under terms that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%. See Note 9 “Debt” of the condensed consolidated financial statements.

Other non-operating (income) expense was $(1.5) million and $3.9 million for the three months ended June 30, 2006 and 2005, respectively, and $(3.4) million and $13.8 million for the six months ended June 30, 2006 and 2005, respectively and were comprised primarily of foreign exchange related losses in 2005 and the APG minority interest in 2006, see Note 7 “Composition of Certain Financial Statement Items”.

Income Taxes

At the end of each interim reporting period an estimate is made of the effective tax rate expected to be applicable for the full year. The rate determined, which includes changes in tax reserves, is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur. The income tax rate, as a percentage of pre-tax income, was 27.5% for the second quarter of 2006, compared with 14.6% for the second quarter of 2005 and 27.2% in the first six months of 2006 compared to 20.9% in the first six months of 2005. The lower tax rate in 2005 is the net result of a favorable IRS notice relating to the American Job Creation Act of 2004 and geographic profit mix.

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

•       To maintain and raise our quarterly dividend. Our dividend paid in the second quarter was $0.15 cents per share. In July 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on September 7, 2006 to stockholders of record on August 18, 2006.

•       To continue to pay our restructuring expenses. Approximately $22.0 million is accrued at June 30, 2006. We expect these amounts to be paid throughout 2006 and into 2007.

Cash flows provided by operating activities were $184.2 million in the first six months of 2006 as compared to $146.2 million in the first six months of 2005. The primary contributor to this increase in operating cash flows was a $35 million settlement gain related to Applera, offset by a $23.0 million contribution to the U.S. Pension trust in 2006 that did not occur in 2005, a decrease in net income of $19.4 million and an overall decrease in cash outflows from accounts payable and accrued expenses due to higher accruals paid in the second quarter of 2005 and payment of $15.3 million of our accrued restructuring expenses.

Investing activities used cash of $156.3 million and $193.0 million in the first six months of 2006 and 2005, respectively. The decrease was due primarily to the Agencourt acquisition in the second quarter of 2005 for $99.7 million, offset by an increase in payments for acquisitions and technology licenses of $10.5 million, primarily related to additional purchase consideration for Agencourt of $12 million, and increases in capital expenditures of $52.5 million. This increase was principally due to an increase in customer leased equipment. Expenditures for customer leased equipment comprise a substantial portion of the Company’s total capital expenditures and these expenditures are expected to continue at a comparable pace. Of the $140.8 million in capital expenditures, approximately 75% were for customer leased equipment.

Financing activities used cash of $28.9 million in the first six months of 2006 versus cash provided of $27.3 million in 2005. The decrease in cash flows from financing activities in 2006 is primarily due to a decrease in proceeds from issuance of stock, repayment of $56 million of the $100 million debentures, as described below, increased borrowings under our credit facility and an increase in funds used for the repurchase of common stock.

On May 1, 2006, the Company was notified that approximately $56 million of the Company’s $100 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, would be tendered by the holders of the debentures. The debentures were put under terms of the debenture agreement that allow them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%. In connection with this redemption the Company incurred approximately $2.7 million in debt extinguishment costs.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management, Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through June 30, 2006, we have capitalized $150.9 million of costs associated with this ERP system, which includes $55.9 million of capitalized internal labor costs and $5.4 million of capitalized interest. Based on our geographic rollout strategy, as of June 30, 2006, we have essentially implemented functionality for Finance, Human Resources, Accounts Receivable management and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. We expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2007. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. As of June 30, 2006, there was $155 million drawn on the $300 million Credit Facility.

At June 30, 2006 approximately $87 million of unused, uncommitted, short-term lines of credit were available to the Company’s subsidiaries outside the U. S. at various interest rates. Within the U.S., $40 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our credit facility and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions, future business acquisitions and other operating needs for the next 12 months. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

At June 30, 2006, there have been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Policies

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenues and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 39 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that at June 30, 2006, there has been no material change to this information, except for the implementation of share-based compensation standards described below.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the provision of SFAS No. 123 (R), share-based compensation cost for employee stock options, employee stock purchase plan, and stock appreciation rights is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Historically, the Company has used primarily stock options and stock appreciation rights in its share based payment plans. As part of the adoption of SFAS No. 123(R) the Company revised its share based payment plans and now provides key employees a combination of performance shares, stock appreciation rights and nonvested stock, instead of only stock options, in its annual awards. The Company continues to provide stock appreciation rights to certain international employees and an employee stock purchase plan. See Note 10 “Share-Based Compensation” of the condensed consolidated financial statements for more information. In April of 2006, the Company granted 93,450 performance share awards to certain officers and key employees. Grantees of performance shares will be eligible to receive shares of the Company’s common stock depending upon the Company’s achievement of a free cash flow target over a three year period as defined in the terms of the award. The fair value of the award is recorded over the service period of three years to the extent management estimates the target will be achieved.

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact of this interpretation on its consolidated results of operations and financial position.

Forward-Looking Statements

This quarterly report contains forward-looking statements, including statements regarding, among other items:

•       our business strategy, anticipated gains in market share and anticipated developments in our markets;

•       expected costs of the planned restructuring activities;

•       the impact of shifting our lease agreements from predominantly sales-type leases to predominantly operating-type leases;

•       the schedule for completion of our ERP program;

•       our liquidity requirements and capital resources and the effects of litigation;

•       sources of new products;

•       proceeds from the sale of APG; and

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

•       the effect of global economic and political conditions;

•       the availability of capital to clinical diagnostics and biomedical research customers;

•       unanticipated delays in completing our ERP program;

•       unanticipated reductions in cash flows and difficulty in sales of assets as described in Note 6 “Sale of Assets” of the condensed consolidated financial statements;

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of June 30, 2006 and December 31, 2005, the notional amounts of all derivative foreign exchange contracts were $232.0 million and $272.3 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of June 30, 2006 and December 31, 2005 was $2.0 million and $10.8 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $12.3 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $2.1 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at June 30, 2006 were not materially different than those at December 31, 2005.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $2.4 million based on the amount of variable rate debt outstanding at June 30, 2006. This analysis includes the effect of our reverse interest rate swap derivatives, which changes the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

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

As of June 30, 2006, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As of May 2006, the Company has outsourced its accounts payable function. The Company does not expect this change to have a significant impact on the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.                        Legal Proceedings

The Company is involved in a number of lawsuits, which the Company considers ordinary and routine in view of its size and the nature of its business. The Company does not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on its consolidated results of operations, financial position or liquidity. However, the Company cannot give any assurances regarding the ultimate outcome of these lawsuits, and their resolution could be material to the Company’s operating results for any particular period, depending upon the level of income for the period.

In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenues tax, interest and penalties related to payments made by the Company to Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to revenues tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of the 1998 agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction and Cardbeck has demanded that the Company take certain actions with respect to the assessment. Cardbeck also filed an appeal of the assessment, and Beckman Coulter then sought permission to intervene in the proceedings as the real party in interest. Although Beckman Coulter’s request to intervene was granted initially, the State subsequently filed a motion challenging that decision. The State also asked the Administrative Law Judge to limit the issues to be considered in the case. The Administrative Law Judge granted the State’s motions, removing Beckman Coulter from active participation in the case and potentially preventing it from making the arguments that Beckman Coulter intended to present. Beckman Coulter has appealed this decision and the Administrative Law Judge has stayed the proceedings pending the outcome of the Company’s appeal. The Company also has filed a declaratory relief action seeking judicial review of its position; however, the Court has stayed that proceeding pending resolution of Beckman Coulter’s appeal of the Administrative Law Judge’s ruling. The Company believes that its position is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. Accordingly, at June 30, 2006, no accrual has been made for this assessment.

The Company and its wholly owned subsidiary Diagnostic Systems Laboratories (“DSL”) have been named as defendants in an action brought in Texas by Rama Rau and Vijay Yelundur. The plaintiffs claim that they are former owners of approximately one-third of DSL’s outstanding shares and are seeking rescission of the agreement under which they sold their interest in DSL to Gopal Savjani. They allege that Mr. Savjani fraudulently induced them to sell their interest in DSL for approximately $4 million by misrepresenting the status and future prospects of DSL and failing to inform them of the potential sale of the business to the Company. They also allege that these actions constituted a breach of fiduciary duties, negligent misrepresentation, and a breach of the contract under which they invested in DSL. The action is against Mr. Savjani individually, DSL, and the Company as successor in interest in DSL. The Company cannot determine the probability of a favorable or unfavorable outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at June 30, 2006, no accrual has been made for any potential exposure.

During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary,  based on a claim that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has applied for and obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. The current order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also has formally initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro. Wipro is alleging that BCIPL’s actions breached the contract between BCISA and Wipro and is claiming that it has experienced 18 million Euro in damages. The arbitration will take place in Switzerland under ICC rules, Swiss law will govern. The Company cannot determine the probability of a favorable or unfavorable outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at June 30, 2006, no accrual has been made for any potential exposure.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2006	615,554	$52.82	615,100	121,900
May 1 through 31, 2006	123,688	$52.44	121,900	—
June 1 through 30, 2006	N/A	N/A	N/A	—
Total	739,242	$52.76	737,000	—

737,000 of the shares above were repurchased pursuant to the stock repurchase plan authorized by the Company’s Board of Directors in January 2005, whereby the Company is authorized to repurchase up to 2.5 million shares of its Common Stock through 2006.

2,242 of the shares above were repurchased pursuant to the Company’s restricted stock plan whereby upon vesting of the nonvested shares the Company was reimbursed, in the form of Company common stock, for the payment of taxes on the employees’ behalf.

Item 4.                        Submission of Matters to a Vote of Security Holders

None

Item 6.                        Exhibits

10.1	Summary Of The Beckman Coulter 2006 Executive Annual Incentive Plan (AIP).
10.2	Transition and Retirement Agreement between Beckman Coulter, Inc. and Elias Caro dated July 26, 2006
15	Review Report of Independent Registered Public Accounting Firm, August 8, 2006
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated August 8, 2006
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)
Date: August 3, 2006	By	/s/ SCOTT GARRETT
Scott Garrett
Chief Executive Officer
Date: August 3, 2006	By	/s/ CAROLYN D. BEAVER
Carolyn D. Beaver
Chief Financial Officer
Vice President & Controller,
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Summary Of The Beckman Coulter 2006 Executive Annual Incentive Plan (AIP).
10.2	Transition and Retirement Agreement between Beckman Coulter, Inc. and Elias Caro dated July 26, 2006
15	Review Report of Independent Registered Public Accounting Firm, August 8, 2006
15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated August 8, 2006
31	Rule 13a-14(a)/15d-14(a) Certifications
32	Section 1350 Certifications

y