Form 10-Q
period 2006-09-30
BECKMAN COULTER INC
filed 2006-11-03
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of outstanding shares of the registrant’s common stock as of October 27, 2006 was 62,287,300 shares.

Part I. Financial Information

Item 1.	Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$ 69.1	$ 57.6
Trade and other receivables, net	598.0	601.6
Inventories	528.4	461.8
Other current assets	115.1	112.6

Total current assets	1,310.6	1,233.6
Property, plant and equipment, net	652.9	552.5
Goodwill	579.9	548.2
Other intangibles, net	341.8	354.5
Other assets	299.8	338.8

Total assets	$ 3,185.0	$ 3,027.6

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable, accrued expenses and other liabilities	$ 543.4	$ 555.2
Notes payable and current maturities of long-term debt	89.1	155.2
Income taxes payable	55.5	48.1

Total current liabilities	688.0	758.5
Long-term debt, less current maturities	707.3	589.1
Deferred income taxes	189.3	189.3
Other liabilities	310.9	295.9

Total liabilities	1,895.5	1,832.8

Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.2 and 67.4 at September 30, 2006 and December 31, 2005, respectively; 62.2 and 62.4 shares outstanding at September 30, 2006 and December 31, 2005, respectively	6.8	6.7
Additional paid-in capital	471.4	449.8
Retained earnings	1,029.4	932.9
Accumulated other comprehensive income (loss):
Cumulative foreign currency translation adjustment	70.2	38.3
Derivatives qualifying as hedges	(2.8)	2.8
Minimum pension liability adjustment	(3.8)	(3.6)
Treasury stock, at cost: 5.7 and 4.7 common shares at September 30, 2006 and December 31, 2005, respectively	(281.7)	(228.7)
Unearned compensation	—	(3.4)
Common stock held in grantor trust, at cost: 0.3 common shares at September 30, 2006 and December 31, 2005	(16.5)	(15.7)
Grantor trust liability	16.5	15.7

Total stockholders’ equity	1,289.5	1,194.8

Total liabilities and stockholders’ equity	$ 3,185.0	$ 3,027.6

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except amounts per share and share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Product revenue	$531.2	$501.4	$1,522.4	$1,507.7
Service revenue	100.0	92.0	294.1	280.6

Total revenue	631.2	593.4	1,816.5	1,788.3

Cost of goods sold	261.9	248.9	741.0	751.7
Cost of service	71.6	68.7	212.1	204.6

Total cost of sales	333.5	317.6	953.1	956.3

Gross profit	297.7	275.8	863.4	832.0

Operating costs and expenses:
Selling, general and administrative	175.0	159.0	515.0	468.2
Research and development	80.9	51.6	207.3	149.7
Restructuring	4.4	0.9	11.7	0.9
Litigation settlement	—	—	(35.0)	—
Asset impairments	—	13.4	2.3	13.4

Total operating costs and expenses	260.3	224.9	701.3	632.2

Operating income	37.4	50.9	162.1	199.8

Non-operating (income) expenses:
Interest income	(3.2)	(5.0)	(10.9)	(13.4)
Interest expense	12.5	12.4	39.0	33.7
Other, net	3.8	(0.1)	2.7	13.7

Total non-operating expenses	13.1	7.3	30.8	34.0

Earnings from continuing operations before income taxes	24.3	43.6	131.3	165.8
Income taxes	6.6	7.4	35.4	33.0

Earnings from continuing operations	17.7	36.2	95.9	132.8
Earnings from discontinued operations, net of tax	29.7	—	28.7	—

Net income	$47.4	$36.2	$124.6	$132.8

Basic earnings per share:
Earnings from continuing operations	$0.28	$0.58	$1.53	$2.13
Earnings from discontinued operations	0.48	—	0.46	—

Net basic earnings per share	$0.76	$0.58	$1.99	$2.13

Diluted earnings per share:
Earnings from continuing operations	$0.28	$0.56	$1.50	$2.05
Earnings from discontinued operations	0.46	—	0.45	—

Net diluted earnings per share	$0.74	$0.56	$1.95	$2.05

Weighted average number of shares outstanding (in thousands):
Basic	62,427	62,361	62,636	62,216
Diluted	63,755	64,610	64,003	64,905
Dividends declared per share	$0.15	$0.14	$0.45	$0.42

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash Flows from Operating Activities:
Net earnings from continuing operations	$95.9	$132.8
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities
Depreciation and amortization	129.7	105.0
Amortization of stock-based compensation	17.4	0.8
Asset impairment charge	2.3	13.4
U.S. Pension Trust contributions	(23.0)	—
Deferred income taxes, net	—	(1.3)
Changes in assets and liabilities:
Trade and other receivables	35.9	78.7
Inventories	(44.8)	(42.6)
Accounts payable and accrued expenses	(35.2)	(27.5)
Income taxes payable	8.0	(0.2)
Long-term lease receivables, net	29.3	0.3
Other	29.9	18.5

Net cash provided by operating activities of continuing operations	245.4	277.9
Net cash used in operating activities of discontinued operations	(21.3)	—

Net cash provided by operating activities	224.1	277.9

Cash Flows from Investing Activities:
Additions to property, plant and equipment	(218.4)	(155.7)
Payments for business acquisitions and intangible assets	(23.9)	(106.0)

Net cash used in investing activities of continuing activities	(242.3)	(261.7)
Net cash provided by investing activities of discontinued operations	50.2	—

Net cash used in investing activities	(192.1)	(261.7)

Cash Flows from Financing Activities:
Dividends to stockholders	(28.2)	(26.5)
Proceeds from issuance of stock	36.7	52.6
Repurchase of common stock as treasury stock	(87.2)	(64.0)
Repurchase of common stock held in grantor trust	(0.8)	—
Tax benefits from share-based payment transactions	4.6	—
Notes payable borrowings, net	111.4	36.0
Long-term debt reductions	(61.0)	(19.9)

Net cash used in financing activities	(24.5)	(21.8)

Effect of exchange rates on cash and cash equivalents	4.0	(3.0)

Increase (decrease) in cash and cash equivalents	11.5	(8.6)
Cash and cash equivalents – beginning of period	57.6	67.9

Cash and cash equivalents – end of period	$69.1	$59.3

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

Revenue, expenses, assets and liabilities can vary between the quarters of the year. Therefore, results and trends in these interim financial statements may not be the same as those for the full year.

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

Discontinued Operations

In May 2005, the Company purchased 100% of the outstanding shares of Agencourt Bioscience Corporation (“Agencourt”). As part of the acquisition, the Company received a 49% interest in Agencourt Personal Genomics (“APG”), a subsidiary of Agencourt. APG, a development stage enterprise involved in research and development activities, is a Variable Interest Entity as defined by FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). The Company consolidated the results of operations of APG, as the Company was the primary beneficiary and the party most closely associated with APG.

On July 7, 2006, APG was sold, generating proceeds of $114.0 million, which were allocated to the shareholders of APG. An additional $6.0 million is in escrow. The Company received approximately $50.0 million in cash based on its diluted interest of 44%. Gain from sale and operating results of APG for the periods presented are excluded from continuing operations and are included in discontinued operations in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006. Prior year results for APG were not reclassified as amounts were not material. Prior to the sale, the Company’s ownership interest was reduced from 49% to 44%, as a result of stock options and restricted stock that were granted to certain employees. APG recognized approximately $8.9 million in compensation costs related to accelerated restricted stock and stock option awards. The Company’s share of this compensation expense was $3.9 million. Minority interest share of losses for the three and nine months ended was $5.0 million and $6.3 million, respectively. The Company recognized a gain from sale of APG, net of the loss from discontinued operations, of $29.7 million and $28.7 million, net of taxes, for the three and nine months ended September 30, 2006, respectively.

Summary financial information for discontinued operations, net of minority interest, is as follows (in millions):

	Three Months ended September 30, 2006	Nine Months ended September 30, 2006
Net loss from discontinued operations	$ (3.9)	$ (5.2)
Benefit for income taxes	0.0	0.5

Net loss	(3.9)	(4.7)

Gain from sale	53.7	53.4
Provision for income taxes	(20.1)	(20.0)

Net gain on disposal	33.6	33.4

Earnings from discontinued operations, net of tax	$ 29.7	$ 28.7

Recent Accounting Developments

Pension and Other Postretirement Accounting

On September 29, 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 158 on its consolidated results of operations and financial position.

Financial Statement Misstatements

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Materiality” (“SAB 99”) should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. In making these adjustments, previously filed reports do not need to be amended. Instead, the adjustments should be reflected the next time the registrant would otherwise be filing those prior year financial statements. If in the current year, however, the registrant identifies a misstatement that is material to those prior year financial statements, the registrant would be required to restate for the material misstatement in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections”. This guidance is effective for an interim period of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated results of operations and financial position.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 156 on its consolidated results of operations and financial position.

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

A charge of $34.8 million was recorded in the second half of 2005 for severance and related benefits for affected employees. Additional charges of $0.8 million, $6.1 million and $2.6 million were recorded in the first, second and third quarters of 2006, respectively, for additional employees identified for layoff during these periods.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses and other liabilities in the condensed consolidated balance sheets at December 31, 2005 and September 30, 2006 (in millions):

Initial Accrual	Cash Payments in 2005	Balance at December 31, 2005	Additional Charges	Cash Payments in 2006	Balance at September 30, 2006
$34.8	($4.4)	$ 30.4	$ 9.5	$(22.0)	$ 17.9

Additionally, in connection with the restructuring activities, the Company exited certain non-strategic products and products under development and as a result, for the nine months ended September 30, 2006, recorded impairment charges of $2.3 million to write-off patents, licenses and other related assets. Charges of $4.4 million and $11.7 million for the three and nine months ended September 30, 2006, respectively were recorded for severance and other costs related to the restructuring. Additionally, during the third quarter of 2006, charges of $0.9 million were recorded to cost of goods sold for inventory write-offs related to a discontinued product line.

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

Foreign Currency

The Company manufactures its products principally in the U.S., but generated approximately 47% of its revenue in the first nine months of 2006 from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge a significant portion of the foreign currency exposure resulting from intercompany sales to the Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

Hedge ineffectiveness associated with the Company’s cash flow and fair value hedges was immaterial and no cash flow or fair value hedges related to foreign currency were discontinued for the three and nine months ended September 30, 2006 and 2005.

Derivative gains and losses included in accumulated other comprehensive income (loss) are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. The Company estimates that $4.5 million of the unrealized gain included in accumulated other comprehensive income (loss) at September 30, 2006 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge its exposure to fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

In April 2002, in connection with the issuance of the Company’s $235.0 million Senior Notes due 2011, the Company entered into reverse interest rate swap contracts totaling $235.0 million. In September 2004, the Company terminated $95.0 million of these reverse interest rate swap contracts and in June 2006, terminated the remaining $140.0 million of these reverse interest swap contracts, resulting in deferred gains of $9.5 million and $1.7 million, respectively. The deferred gains are being amortized over the notes remaining term through November 2011. The Company received an average fixed interest rate of 5.7% and paid a floating interest rate based on LIBOR (5.17% as set on May 15, 2006). These reverse interest rate swaps were designated as fair value hedges and were deemed perfectly effective.

In March 1998, in connection with the issuance of $240.0 million Senior Notes due 2008, the Company entered into reverse interest rate swap contracts totaling $240.0 million. In April 2002, the Company terminated these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that is being amortized over the remaining term through March 2008.

4.	Comprehensive Income

The reconciliation of net income to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income	$47.4	$36.2	$124.6	$132.8

Foreign currency translation adjustment	5.6	(1.3)	31.9	(33.2)

Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $0.3 and $(1.3) for the three and nine months ended September 30, 2006, respectively, and $0.4 and $4.5 for the three and nine months ended September 30, 2005, respectively.	0.2	0.6	(2.0)	6.7
Reclassifications to non-operating income, net of income taxes of $(0.1) and $(2.4) for the three and nine months ended September 30, 2006, respectively, and $0.1 and $1.6 for the three and nine months ended September 30, 2005, respectively.	(0.1)	0.1	(3.6)	2.5

	0.1	0.7	(5.6)	9.2

Comprehensive income	$53.1	$35.6	$150.9	$108.8

5.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended September 30,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings	$47.4	62.427	$0.76	$36.2	62.361	$0.58
Effect of dilutive stock options	—	1.328	(0.02)	—	2.249	(0.02)

Diluted EPS:
Net earnings	$47.4	63.755	$0.74	$36.2	64.610	$0.56

	Nine Months Ended September 30,
	2006			2005
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS:
Net earnings	$124.6	62.636	$1.99	$132.8	62.216	$2.13
Effect of dilutive stock options	—	1.367	(0.04)	—	2.689	(0.08)

Diluted EPS:
Net earnings	$124.6	64.003	$1.95	$132.8	64.905	$2.05

For the three and nine months ended September 30, 2006, there were 2.8 million shares and 2.9 million, respectively, shares relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been antidilutive. For the three and nine months ended September 30, 2005, there were 1.7 million shares and 1.6 million shares, respectively, relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been antidilutive.

6.	Sale of Assets

During the nine months ended September 30, 2006 and 2005, the Company sold certain receivables (“Receivables”). The net book value of these financial assets sold during the nine months ended September 30, 2006 and 2005 was $59.3 million and $100.6 million, respectively, for which the Company received approximately $59.4 million and $102.7 million, respectively, in cash proceeds. In 2006 and 2005, substantially all of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales and as a result the related Receivables have been excluded from the accompanying condensed consolidated balance sheets.

The agreements underlying the Receivables sales in the U.S. contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S., the Company services the Receivables whereby it continues collecting payments from the end user customer on behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the Receivables and amortizes this amount to income over the estimated life of the service period. At September 30, 2006 and December 31, 2005, $0.9 million and $1.0 million, respectively, of deferred service fees were included in accrued expenses in the accompanying condensed consolidated balance sheets. For the three months ended September 30, 2006 and 2005, $0.2 million of deferred service fees was amortized to income. For the nine months ended September 30, 2006 and 2005, $0.4 million and $0.3 million, respectively, of deferred service fees were amortized to income.

7.	Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	September 30, 2006	December 31, 2005
Finished products	$ 353.0	$ 310.2
Raw materials, parts and assemblies	151.3	135.7
Work in process	24.1	15.9

	$ 528.4	$ 461.8

Changes in the product warranty obligation were as follows (in millions):

	Three months ended September 30, 2006	Nine months ended September 30, 2006
Beginning Balance	$ 10.3	$ 11.7
New warranties expense	4.8	11.6
Payments	(4.3)	(12.5)

Ending Balance	$ 10.8	$ 10.8

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses in the condensed consolidated balance sheets.

In June 2006, in connection with the Company’s settlement agreement with Applera Corporation (“Applera”), the Company received a $35.0 million payment for the signing and release of any and all claims of infringement relating to certain DNA sequencer and thermal cycler products and will receive certain royalty payments upon Applera’s future sales of these products. Additionally, the Company will pay $18.0 million over the remaining nine quarters for license rights in the diagnostic market to specific Applera technology. In connection with the above, the Company recorded a $35.0 million gain and a $18.9 million research and development (“R&D”) charge (net present value of obligation) during the second quarter, as the technology for the license is under development and will require additional R&D by the Company. The $11.5 million long-term portion of the related liability is recorded in other liabilities in the condensed consolidated balance sheet at September 30, 2006. The license rights also include the obligation to pay royalties to Applera for instruments and reagents sold.

8. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2006 were as follows (in millions):

Total
Goodwill at December 31, 2005	$548.2
Acquisitions	31.0
Currency translation adjustment	0.7

Goodwill at September 30, 2006	$579.9

During 2006, in connection with the Company’s acquisition of Agencourt in 2005, $29.3 million of additional purchase price was recorded as a result of Agencourt meeting certain conditions as defined within the stock purchase agreement. The terms of the agreement provided for additional contingent payments, based on operating results and product development activities. Additional purchase price was included as a component of goodwill and the unpaid amount of $13.3 million is recorded as a liability in the condensed consolidated balance sheet at September 30, 2006.

In October 2006, the Company and former shareholders agreed that the remaining conditions under the terms of the agreement have been met and the additional purchase price of $8.7 million will be recorded in the fourth quarter 2006. Payments of $2.0 million and $6.7 million are due in November 2006 and January 2008, respectively.

During the third quarter 2006, the Company completed two acquisitions totaling $5.5 million. In connection with these acquisitions, the Company recorded assets and liabilities of $2.6 million and $0.3 million, respectively. The remaining purchase price of $3.2 million for both these acquisitions was allocated to goodwill. Additionally, terms for one of the acquisitions provided for contingent consideration payments up to $4.5 million. As conditions are met, payments will be capitalized and recorded to goodwill. The Company is currently in the process of finalizing its purchase allocation and expects to be completed with its valuation and final adjustments relating to goodwill, tangible and intangible assets during the fourth quarter of 2006.

The results of operations for both acquisitions have been included in the accompanying consolidated financial statements. Pro-forma results have not been presented as the results of operations for both acquisitions are not material in relation to the consolidated financial statements of the Company.

Other intangible assets consisted of the following (in millions):

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$ 78.6	$ (19.1)	$ 59.5	$ 78.6	$ (14.8)	$ 63.8
Customer contracts	184.9	(60.9)	124.0	184.9	(54.5)	130.4
Other	40.3	(22.1)	18.2	38.7	(18.5)	20.2

	303.8	(102.1)	201.7	302.2	(87.8)	214.4
Unamortized intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6

	$ 443.9	$ (102.1)	$ 341.8	$ 442.3	$ (87.8)	$ 354.5

Intangible asset amortization expense was $4.7 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, intangible amortization expense was $13.9 million and $12.1 million, respectively. Estimated amortization expense (based on existing intangible assets) for the years ending December 31, 2006, 2007, 2008, 2009 and 2010 is $18.9 million, $18.0 million, $17.1 million, $16.1 million and $15.4 million, respectively.

9.	Debt

On June 1, 2006, approximately $56.0 million of the Company’s $100.0 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, were tendered by the holders of the debentures. The debentures were put under terms of the debentures agreement that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%. In connection with this redemption, the Company incurred approximately $2.7 million in debt extinguishment costs.

Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At September 30, 2006, the Company was in compliance with all such covenants.

10.	Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R). This statement establishes the financial accounting and reporting standards for share-based compensation plans. As required by SFAS No. 123(R), the Company recognizes the cost resulting from all share-based payment transactions in the financial statements at fair value. The compensation cost recognized in the condensed consolidated statement of operations for share-based compensation arrangements was approximately $6.8 million ($4.3 million after tax) for the three months ended September 30, 2006, and approximately $21.4 million ($13.7 million after tax) for the nine months ended September 30, 2006. No share-based compensation costs were capitalized as part of the cost of an asset for the quarter ended September 30, 2006, as such amounts were immaterial. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006, the Company reported the entire tax benefit related to the exercise of stock options as an operating cash flow. The tax benefit from option exercises for the three and nine month periods ended September 30, 2006, was $1.9 million and $5.1 million, respectively.

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans in accordance with APB Opinion No. 25 and provided the stock-based compensation plan disclosures required by SFAS No. 123. The following table sets forth the computation of basic and diluted income per share for the three and nine months ended September 30, 2005 and illustrates the effect on net income and income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income-as reported	$ 36.2	$ 132.8
Stock-based employee compensation expense included in reported net income, net of tax	0.1	1.3
Pro forma compensation expense, net of tax	(1.8)	(20.6)

Pro forma net income	$ 34.5	$ 113.5

Earnings per share:
Basic-as reported	$ 0.58	$ 2.13
Basic-pro forma	$ 0.55	$ 1.82
Diluted-as reported	$ 0.56	$ 2.05
Diluted-pro forma	$ 0.53	$ 1.75

The fair value of stock options granted during the three and nine months ended September 30, 2005 was estimated on the date of grant using the Black-Scholes Merton (“BSM”) option-pricing model with the following weighted average assumptions:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Option life (in years)	5.5	5.4
Risk-free interest rate	4.1%	3.8%
Stock price volatility	31.0%	31.6%
Dividend yield	1.01%	1.01%

SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the BSM option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected volatility is based on a blending of the historical volatility of the Company’s stock over the most recent period commensurate with the expected life of the Company’s stock options and implied volatility based on market traded options of the Company’s common stock. This blend of historical and implied volatility is expected to be more reflective of future market conditions and a better indicator of expected volatility than using only historical volatility. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees. The average risk-free interest rate is based on the five-year U.S. treasury security rate in effect as of the grant date. The expected dividend yield is based on the expected annual dividend as a percentage of the market value of our common stock as of the grant date. The expected term of the stock options was determined using historical data adjusted for the estimated exercise dates of unexercised options. The Company’s share-based compensation plans are described below.

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

The Company has an Employee Stock Purchase Plan (“ESPP”) that operates in accordance with section 423 of the Internal Revenue Code whereby U.S. employees can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. Employees purchased 0.1 million shares for $6.6 million in June 2006.

The fair value of stock options and ESPP shares granted during the three and nine months ended September 30, 2006, have been estimated at the date of grant using a BSM option-pricing model with the following weighted average assumptions:

	Stock Option Plans	ESPP
Option life (in years)	5.27	0.5
Risk-free interest rate	4.28%	4.35%
Stock price volatility	25.82%	29.36%
Dividend yield	0.94%	0.94%

The following table summarizes activity under the Company’s stock option plans:

	Options (in thousands)	Weighted Average Exercise Price Per Option	Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	8,613	$ 43.46
Granted	724	$ 56.86
Exercised	(531)	$ 29.43
Canceled	(71)	$ 53.87

Outstanding at September 30, 2006	8,735	$ 45.33	4.43	$ 120.8
Exercisable at September 30, 2006	5,940	$ 40.34	4.01	$ 107.1
Options expected to vest at September 30, 2006	2,676	$ 55.83	5.32	$ 13.4

As of September 30, 2006, the aggregate unamortized fair value of all unvested stock options was $17.1 million, which will be amortized on a straight-line basis over a weighted average period of approximately 1 year. The weighted average fair value of options granted during the three and nine months ended September 30, 2006 was $15.81 and $16.49 per share, respectively. The total intrinsic value of stock options exercised was $4.8 million and $13.8 million during the three and nine months ended September 30, 2006, respectively.

Nonvested Stock Plan

Under the 2004 Plan, the Company may issue shares of nonvested stock to its employees. These shares vest based on the passage of time, generally over four years. The following table summarizes activity under the Company’s nonvested stock plan:

	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	106	$ 46.32
Granted	195	$ 56.66
Vested	(36)	$ 53.96
Canceled/forfeited	(8)	$ 55.14

Outstanding at September 30, 2006	257	$ 54.56

The total fair value of shares vested during the three and nine months ended September 30, 2006, was $0.2 million and $1.9 million, respectively. As of September 30, 2006, the aggregate unamortized fair value of all nonvested stock awards was $10.9 million, which will be amortized on a straight-line basis over a weighted average period of approximately 3.1 years.

Performance Shares

Under the 2004 Plan, the Company granted Performance Share Awards (“Performance Shares”) to executives and other key employees. The vesting of the Performance Shares is contingent upon employee service and meeting company-wide performance goals for a three year period. No Performance Shares were granted during the three months ended September 30, 2006, and 93,450 were granted during the nine months ended September 30, 2006, at an average grant date fair value of $49.74. There were no vested or forfeited Performance Shares for the three and nine month periods ended September 30, 2006.

As of September 30, 2006, the aggregate unamortized fair value of all unvested Performance Share awards was $4.2 million, which to the extent management estimates that performance goals will be achieved, will be amortized on a straight-line basis over a weighted average period of approximately 2.8 years.

Stock Appreciation Rights

The Company awards stock appreciation rights to certain employees of its international subsidiaries. These rights are granted with an exercise price equal to the market price of the Company’s shares at the date of grant and typically vest over four years and expire seven years from the date of grant. As a result of adopting SFAS No. 123(R), the Company changed its method of valuing these awards from the intrinsic method to the fair value method. The effect of changing from intrinsic to fair value was not material and is recorded in operating income in the accompanying condensed consolidated statements of operations. The expected life of stock appreciation rights granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107, “Share-Based Payment”. The fair values of the stock appreciation rights granted during the three and nine months ended September 30, 2006 have been estimated at the date of grant using a BSM option-pricing model with the following assumptions:

Option life (in years)	0 - 4.5
Risk-free interest rate	4.65%
Stock price volatility	25.94% - 36.25%
Weighted average stock price volatility	26.67%
Dividend yield	0.94%

The following table summarizes activity under the Company’s stock appreciation rights plan (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	396	$ 15.16
Granted	112	$ 13.64
Exercised	(30)	$ 17.18
Canceled	(12)	$ 14.29

Outstanding at September 30, 2006	466	$ 14.98

The total intrinsic value of stock appreciation rights exercised was $0.2 million and $0.5 million during the three and nine months ended September 30, 2006, respectively.

The Company currently uses treasury stock to deliver shares of its common stock under its share-based payment plans. At September 30, 2006, the number of shares authorized to be issued under the Company’s share-based payment plans combined with shares held as treasury stock are sufficient to cover future stock option exercises.

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

During the three months ended September 30, 2006, the Company amended its pension plans effective December 31, 2006, to freeze benefits to employees who are under the age of 40 or have less than five years of vested service. These employees will no longer earn additional benefits in the pension plans. Instead, these employees and new employees hired after December 31, 2006, will be eligible to participate in a Retirement Account Plan (“RAP”) which is a defined contribution plan.

As a result of this amendment to the pension plans, the Company incurred a net curtailment charge of approximately $4.0 million. The curtailment charge is included in selling, general and administrative expenses in the condensed consolidated statements of operations for the three and nine months ended September 30, 2006.

Postretirement Plan

The Company’s Postretirement Plan provides certain healthcare and life insurance benefits for retired U.S. employees and their dependents. Eligibility under the Postretirement Plan and participant cost sharing is dependent upon the participant’s age at retirement, years of service and retirement date. Employees who had not met certain age and service requirements as of December 31, 2002, are not eligible to receive medical coverage upon retirement.

The following table lists the components of the net periodic benefit cost (in millions):

	Pension Plans
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$ 6.9	$ 7.1	$ 20.9	$ 21.2
Interest cost	11.4	11.5	33.8	34.6
Expected return on plan assets	(16.4)	(15.6)	(48.8)	(46.8)
Amortization of prior service costs	0.2	0.4	1.0	1.3
Amortization of actuarial loss	3.3	3.1	9.7	9.3
Curtailment loss	4.0	—	4.0	4.0

Net periodic benefit cost	$ 9.4	$ 6.5	$ 20.6	$ 23.6

	Postretirement Plans
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$ 0.5	$ 0.4	$ 1.6	$ 1.2
Interest cost	1.6	1.1	4.7	3.3
Amortization of prior service costs	(1.1)	(1.2)	(3.4)	(3.6)
Amortization of actuarial (gain) loss	0.1	(0.3)	0.4	(0.9)

Net periodic benefit cost	$ 1.1	$ —	$ 3.3	$ —

In March and June 2006, the Company contributed $17.0 million and $6.0 million, respectively, to its U.S. Pension Plan.

12.	Commitments and Contingencies

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

Cardbeck Miami Trust - In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to revenue tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of the 1998 agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction and Cardbeck has demanded that the Company take certain actions with respect to the assessment. Cardbeck also filed an appeal of the assessment, and Beckman Coulter then sought permission to intervene in the proceedings as the real party in interest. Although Beckman Coulter’s request to intervene was granted initially, the State subsequently filed a motion challenging that decision. The State also asked the Administrative Law Judge to limit the issues to be considered in the case. The Administrative Law Judge granted the State’s motions, removing Beckman Coulter from active participation in the case and potentially preventing it from making the arguments that Beckman Coulter intended to present. Beckman Coulter has appealed this decision and the Administrative Law Judge has stayed the proceedings pending the outcome of the Company’s appeal. The Company also has filed a declaratory relief action seeking judicial review of its position; however, the Court has stayed that proceeding pending resolution of Beckman Coulter’s appeal of the Administrative Law Judge’s ruling. The Company believes that its position is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. Accordingly, at September 30, 2006, no accrual has been made for this assessment.

Rau - The Company and its wholly owned subsidiary Diagnostic Systems Laboratories (“DSL”) have been named as defendants in an action brought in Texas by Rama Rau and Vijay Yelundur. The plaintiffs claim that they are former owners of approximately one-third of DSL’s outstanding shares and are seeking rescission of the agreement under which they sold their interest in DSL to Gopal Savjani. They allege that Mr. Savjani fraudulently induced them to sell their interest in DSL for approximately $4 million by misrepresenting the status and future prospects of DSL and failing to inform them of the potential sale of the business to Beckman Coulter. They also allege that these actions constituted breach of fiduciary duties, negligent misrepresentation, and a breach of the contract under which they invested in DSL. The action is against Mr. Savjani individually, DSL and the Company. The Company cannot determine the probability of a favorable or unfavorable outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at September 30, 2006, no accrual has been made for any potential exposure.

Wipro - During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary, based on a claim that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. The current order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro. Wipro is alleging that BCIPL’s actions breached the contract between BCISA and Wipro and is claiming that it has experienced 18 million Euro in damages. The arbitration will take place in Switzerland under ICC rules; Swiss law will govern. The Company cannot determine the probability of a favorable or unfavorable outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at September 30, 2006, no accrual has been made for any potential exposure.

Land sale - On June 29, 2006, the Company entered into an agreement to sell approximately 53 acres of vacant land in Miami, for a sales price of about $33 million. The vacant land in Miami has a book basis of approximately $3 million and the land sale is expected to close during 2007.

Lumigen - On September 29, 2006, the Company entered into an agreement to acquire all of the outstanding shares of Lumigen, Inc., (“Lumigen”) for a purchase price of approximately $185.0 million. Lumigen is the largest manufacturer and supplier of chemiluminescent substrates to the clinical diagnostics market, and is the Company’s supplier of these products for the assays used on its Access® family of immunoassay systems. The transaction is expected to close during the fourth quarter.

On October 31, 2006, the Company entered into a Bridge Credit Agreement (“Bridge Loan”) with its lenders. The Bridge Loan provides proceeds of up to $185.0 million to be used for the acquisition of Lumigen. The Bridge Loan has a term of 364 days and similar covenant requirements as those of the Credit Facility entered into by the Company in January 2005.

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

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2006	2005	2006	2005
Net sales (in millions):
Chemistry Systems	$168.7	$172.5	$494.4	$515.6
Cellular Systems	202.8	193.4	583.3	597.0
Immunoassay Systems	118.9	97.4	352.2	301.6
Discovery & Automation Systems	140.8	130.1	386.6	374.1

	$631.2	$593.4	$1,816.5	$1,788.3

Sales by geographic areas (in millions):
United States	$337.7	$323.0	$964.6	$936.5
International	293.5	270.4	851.9	851.8

	$631.2	$593.4	$1,816.5	$1,788.3

	September 30, 2006	December 31, 2005
Long-lived assets (in millions):
United States	$ 1,559.9	$ 1,526.0
International	314.5	268.0

	$ 1,874.4	$ 1,794.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Beckman Coulter simplifies and automates laboratory processes used in all phases of the battle against disease. We serve customers across the biomedical testing continuum by designing, developing, manufacturing, selling and supporting the complex systems that customers use in their laboratories. Our products consist of instruments, chemistries, software and supplies that meet a variety of biomedical laboratory needs. Our products are used in a range of applications, from lab solutions used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. We compete in a market segment that we estimate totaled approximately $47 billion in annual worldwide revenue. We currently have products that address approximately half of that market. We market our products in more than 130 countries, with approximately 48% of revenue in 2005 coming from outside the United States.

Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our instruments are generally provided to customers under operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Many of our lease arrangements take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. In the second quarter of 2005, we reviewed our leasing policies and decided to emphasize lease contracts with terms that are expected to result in more OTLs. This shift to OTLs began in the third quarter of 2005, and mostly impacted the United States (“U.S.”). By the fourth quarter of 2005, substantially all new leases in the U.S. were OTLs.

Approximately 71.5% of our 2005 revenue came from recurring revenue which we define as operating type lease revenue and sales of operating supplies, chemistry kits and service from existing customer installed instruments. Our large installed base provides us with a significant competitive advantage and drives this profitable stream of aftermarket consumables and service. Our strategy is to extend the Company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments.

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

Products such as the UniCel® DxI 800 Access® immunoassay systems, the recently introduced UniCel® DxC 600, DxC 600i and 800 SYNCHRON® clinical systems and the Power Processor front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share and increased streams of reagent revenue in the coming years. To further the potential of these systems we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In hematology, we continue to automate more of the testing process to serve both high-volume hospital labs and small- to mid-sized labs.

Our after-market revenue of chemistry kits, supplies and service has allowed us to generate substantial operating cash flows. We have used this cash flow to facilitate growth in the business by developing, marketing and launching new products through internal development as well as business and technology acquisitions. We have also used our operating cash flows to repurchase shares of our common stock and pay regular quarterly dividends. We have recently shifted our emphasis to OTLs which requires additional investment in our instruments subject to lease and could utilize a significant portion of our operating cash flows in the next several years as we reach a new steady-state level of OTLs. We expect substantially all of our lease arrangements in the U.S. to be OTLs in future years.

In order to continue to grow the Company, gain market share and remain competitive and offset continuing price pressures that are common in the industry, we must continue to introduce new instrument, test and reagent technologies and remain at the forefront in helping customers advance medical science, improve patient outcomes and reduce overall healthcare costs. We must also acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. We believe that our cash flow will enable us to continue to fund these activities into the future. We are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets such as general worldwide economic weakness, pressure on healthcare spending, constrained government research funding and our ability to obtain regulatory approvals for new products. We believe we are addressing these risks by providing our customers automated and cost effective solutions. A large number of our products require marketing authorizations from the U.S. Food & Drug Administration (“FDA”) and similar agencies in other countries. We believe that we have effective quality and compliance programs in place and have been successful in obtaining the necessary clearances for our new products from the FDA and other similar agencies.

Reorganization

On July 22, 2005, the Company announced a reorganization that integrated the former Clinical Diagnostics and Biomedical Research Divisions into a single company structure that is expected to create synergies and improve focus as we address the entire biomedical testing continuum. The new structure created four business groups focused on driving core product strategies. These business groups are Chemistry Systems, Cellular Systems, Immunoassay Systems, and Discovery and Automation Systems.

As a result of the reorganization, we expect to eliminate approximately 350 net positions worldwide and to incur additional restructuring charges for supply chain management. In 2005, we recorded a charge for approximately $34.8 million ($20.9 million after tax) for severance and related benefits for affected employees. Additional charges of $0.8 million, $6.1 million and $2.6 million were recorded in the first, second and third quarters of 2006, respectively. Approximately $8.9 million, $6.4 million and $6.7 million of these amounts were paid in the first, second and third quarters of 2006, respectively, see Note 2 “Restructuring Activities and Asset Impairments” of the condensed consolidated financial statements.

Also, in connection with the restructuring activities, the Company exited certain non-strategic products and products under development and recorded a $0.9 million and $1.4 million impairment charge to write-off patents, licenses and other related assets during the first and second quarters of 2006, respectively. Other charges of $0.3 million, $0.1 million and $1.8 million were recorded for other costs related to the restructuring during the first, second and third quarters of 2006, respectively. Also, during the third quarter of 2006 charges of $0.9 million were recorded to cost of goods sold for inventory write-offs related to a discontinued product line.

Results of Operations

Revenue

The following provides product area and geographical revenue information (dollar amounts in millions):

	Three months ended September 30,		Reported Growth %	Constant Currency Growth %*
	2006	2005
Chemistry Systems	$168.7	$172.5	(2.2)	(3.2)
Cellular Systems	202.8	193.4	4.9	4.0
Immunoassay Systems	118.9	97.4	22.1	20.7
Discovery & Automation Systems	140.8	130.1	8.2	6.9

Total	$631.2	$593.4	6.4	5.3

United States	$337.7	$323.0	4.6	4.6
International	293.5	270.4	8.5	6.2

	$631.2	$593.4	6.4	5.3

	Nine months ended September 30,		Reported Growth %	Constant Currency Growth %*
	2006	2005
Chemistry Systems	$494.4	$515.6	(4.1)	(3.6)
Cellular Systems	583.3	597.0	(2.3)	(1.8)
Immunoassay Systems	352.2	301.6	16.8	17.2
Discovery & Automation Systems	386.6	374.1	3.3	3.9

Total	$1,816.5	$1,788.3	1.6	2.1

United States	$964.6	$936.5	3.0	3.0
International	851.9	851.8	0.0	1.0

	$1,816.5	$1,788.3	1.6	2.1

*	Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency revenue (see below) less prior year reported revenue

Prior year reported revenue

We define constant currency revenue as current period revenue in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate. This measure provides information on revenue growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. Constant currency revenue and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency revenue is not an alternative measure of revenue on a U.S. GAAP basis.

As discussed above in the Overview, we are undergoing a shift from STLs to OTLs. This increasing proportion of hardware revenue being recognized under OTLs continued to negatively impact revenue in the first, second and third quarters of 2006. Under OTLs, the recognition of instrument revenue and earnings are spread over the life of the lease arrangement, which is typically five years. In contrast, under STLs, the recognition of instrument revenue and earnings is at the inception of the lease. Over the longer term, we expect this change to improve competitiveness and operating efficiency. This change, which negatively impacted instrument revenue across many of our product lines during the first, second and third quarters, was partially offset by the benefit of the acquisitions of Agencourt, Diagnostic Systems Laboratories (“DSL”), and placements of instruments, which in turn drove growth in aftermarket consumables revenue. In the third quarter of 2006, consumables revenue across all product lines grew 13.7% over the prior year quarter as a result of this installed base of systems and a greater average utilization of reagents.

A discussion of revenue by major product area for the three and nine months ended September 30, 2006 follows:

Chemistry Systems

Revenue was down in Chemistry Systems by 2.2% and 4.1% for the three and nine months ended September 30, 2006, respectively. Decrease in chemistry revenue is due primarily to the shift to OTL customer contracts. Hardware revenue for this product line is one of the areas most affected by the leasing policy change. Consumables revenue for this product line grew 4.0% and 1.9% for the three and nine month periods, respectively. Pricing declines experienced in dedicated proteins and certain other reagents were offset by increased utilization of reagents on newer systems. New placements of our SYNCHRON® UniCel® DxC 600, 800 systems and new chemistry/immunoassay 2nd generation work cell DxC 600i continued to be strong in the third quarter 2006.

Cellular Systems

Sales in this area consist of hematology, coagulation and flow cytometry systems. Revenue in Cellular Systems was up 4.9% for the three months ended September 30, 2006, due primarily to revenue growth in consumables and service of 9.5% and 9.6%, respectively. Growth in cellular consumables was attributed to flow cytometry and hemostasis reagents. For the nine months ended September 30, 2006, revenue was down 2.3%, due partly to the leasing policy shift and a decline in hardware placements in the Far East region.

Immunoassay Systems

Revenue in Immunoassay Systems was up 22.1% and 16.8% for the three and nine months ended September 30, 2006, respectively, despite the impact of the leasing policy shift which reduced reported hardware revenue. This increase is due to continued steady placements of the UniCel®DxI 800 Access® Immunoassay System, an advanced high-throughput analyzer. Consumables revenue increased over the prior year third quarter by 31.9 % or 19.0%, excluding DSL, which was acquired in October 2005. Access® consumables revenue grew over the prior year third quarter by 19.6%.

Discovery and Automation Systems

Revenue in Discovery and Automation Systems was up 8.2% and 3.3% for the three and nine months ended September 30, 2006, respectively. Sales in this area are less impacted by the leasing policy shift. The revenue growth was primarily due to the increase in clinical automation and the acquisition of Agencourt in May 2005. These increases were partially offset by weakness in sales to life sciences markets.

Service Revenue

Service revenue, which is derived from contracts or service and maintenance calls on our installed instruments, increased 8.7% to $100.0 million in the third quarter of 2006 from $92.0 million in the third quarter of 2005. For the nine months ended September 30, 2006, service revenue increased 4.8% to $294.1 million from $280.6 million in the first nine months of 2005. The increase was due primarily to our growing installed base of instruments under service contracts.

Revenue by Major Geography

Revenue in the U.S. was up 4.6% and 3.0% for the three and nine months ended September 30, 2006, respectively. Reagent revenue was up across all product lines in the U.S. Offsetting this growth were declines in revenue in Chemistry Systems, which were negatively impacted by the leasing policy change on hardware revenue. Immunoassay revenue was up significantly for the three and nine months ended September 30, 2006, despite a similar negative impact from the leasing shift. Contributing to this increase was growth in consumables revenue, the DSL acquisition in October 2005, unit placements of our new chemistry/immunoassay 2nd generation work cell DxC 600i and continued placements of our Access® and UniCel®DxI 800 Immunoassay System. Discovery and Automation Systems revenue in the U.S. was up for the three and nine months ended September 30, 2006, primarily due to clinical automation and the acquisition of Agencourt in May 2005.

International revenue was up 8.5% for the three months ended September 30, 2006 and flat for the nine months ended September 30, 2006, and up 6.2% and 1.0% in constant currency for the three and nine months ended September 30, 2006, respectively. Revenue in Europe was up 11.3%, 1.2% and up 8.2% and 3.1% in constant currency for the three and nine months ended September 30, 2006, respectively. Cellular and Immunoassay revenue in Europe was up over the prior year quarter by 19.2% and 22.7%, respectively. The increase was due to strong sales in Southern Europe and dealer markets. Sales in Asia were up 2.8% and down 7.2% (up 3.9% and down 4.6% in constant currency) for the three and nine months ended September 30, 2006, respectively, due to a transition to more direct selling in the territory, changing government regulations and a government review of overall hospital buying practices in China. In Japan, revenue was up 4.2 % and 7.7% in constant currency, over prior year quarter due primarily to increased sales of life science products. Discovery and Automation revenue was up due in part to modest recovery in life science markets in the Far East and Europe markets.

Gross profit

Gross profit as a percentage of revenue (“gross margin”) was 47.2% and 46.5% for the three months ended September 30, 2006 and 2005, respectively. Gross margin was impacted by the following:

•	improved product mix as a result of increased revenue from higher margin consumable sales, which favorably impacted gross margin by 0.7 percentage points;

•	foreign currency, which favorably impacted gross margin by 0.3 percentage points; and

•	lower costs associated with service, which favorably impacted gross margin by 0.8 percentage points; offset by

•	higher costs associated with freight and new products, which unfavorably impacted gross margin by 1.1 percentage points.

Gross margin was 47.5% and 46.5% for the nine months ended September 30, 2006 and 2005, respectively. Gross margin was primarily impacted by higher product margins from an increase in revenue arising from higher profit consumable sales, which favorably impacted gross margin by 1.3 percentage points.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $16.0 million to $175.0 million or 27.7% of revenue for the three months ended September 30, 2006 from $159.0 million or 26.8% of revenue for the three months ended September 30, 2005. For the nine months ended September 30, 2006, SG&A increased 10.0% from $468.2 million or 26.2% of sales in the nine months ended September 30, 2005 to $515.0 million or 28.4% of sales. The increase in SG&A spending for the periods was primarily due to the impact of share-based compensation expense as required by SFAS No. 123(R), incremental operating expenses from the Agencourt and DSL acquisitions, changes in the non-sales management incentive plan that impacted the timing of expense accruals, moving the expense from the fourth quarter in prior years to each quarter throughout the year in 2006, a $4.0 million curtailment charge recorded in the third quarter, associated with changes to our pension plans in the U.S. and approximately $3.0 million of costs incurred during the second quarter, in connection with an inquiry directed by the Audit and Finance Committee of the Board of Directors, wherein the allegations being made by a former employee were not substantiated and the Company’s financial statements and related disclosures did not require revision.

Research and development (“R&D”) expenses increased $29.3 million to $80.9 million or 12.8% of revenue for the three months ended September 30, 2006, when compared to the three months ended September 30, 2005. For the nine months ended September 30, 2006, R&D expenses increased $57.6 million to $207.3 million when compared to the nine months ended September 30, 2005. This increase in R&D spending is due primarily to the impact of $27.5 million in R&D costs incurred during the quarter in connection with the clinical diagnostic license to real time PCR thermalcycling technologies acquired from Roche Diagnostics (“Roche”) and $18.9 million R&D charge recorded in the second quarter of 2006 for license rights in the diagnostic market for certain real time PCR thermalcycling technologies acquired from Applera. These newly licensed technologies are under development, and as a result, the initial costs have been expensed as R&D. Increases in R&D are also due to recent acquisitions, increased investment in next generation systems and tests and the impact of SFAS No. 123(R) share-based compensation expense and incentive plan changes as described above.

Restructuring Activities

As a result of the reorganization activities, the Company decided to exit certain non-strategic products and products under development, as it was determined that it no longer had significant sales or cash flow expectations for the related products. During the quarter ended September 30, 2006, the Company recorded a $1.8 million charge for costs relating to the restructuring. Also, during the third quarter charges of $0.9 million were recorded to cost of goods sold for inventory write-offs. Employee severance and related charges of $2.6 million were also recorded for certain positions identified as part of the restructuring, see Note 2 “Restructuring Activities and Asset Impairments” of the condensed consolidated financial statements for more information.

Litigation Settlement

During the second quarter, as part of its agreement with Applera, the Company recorded a $35.0 million gain related to the signing of release of any and all claims of infringement relating to certain DNA sequencer and thermal cycler products. See Note 7 “Composition of Certain Financial Statement Items” of the consolidated financial statements for more information.

Non-Operating Income and Expenses

Interest income includes income from STL receivables, which are declining as a result of the leasing policy shift. Interest income decreased $1.8 million from $5.0 million in the third quarter of 2005 to $3.2 million in the third quarter of 2006. In the nine months ended September 30, 2006, interest income decreased $2.5 million to $10.9 million from $13.4 million in the first nine months of 2005 due to lower STL balances.

Interest expense for the third quarter 2006 was flat when compared to the third quarter of 2005. For the nine months ended September 30, 2006, interest expense increased $5.3 million from $33.7 million in the first nine months of 2005 to $39.0 million mainly due to higher interest rates on the variable portion of our outstanding debt, a higher level of debt outstanding during the nine months of 2006 and debt extinguishment costs of $2.7 million incurred during the second quarter in connection with the debentures that were tendered by the holders of the debentures, see Note 9 “Debt” of the condensed consolidated financial statements.

Other non-operating (income) expense was $3.8 million and $(0.1) million for the three months ended September 30, 2006 and 2005, respectively, and $2.7 million and $13.7 million for the nine months ended September 30, 2006 and 2005, respectively, and were comprised primarily of foreign exchange related losses in 2006. For the three and nine months ended September 30, 2005 foreign currency related losses of $2.1 million and $15.6 million, respectively, were partially offset by gains from sale of STL receivables of $(1.3) million and $(1.4) million, respectively.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The rate determined, which includes changes in tax reserves, is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur. The income tax rate, as a percentage of pre-tax income, was 27.3% for the third quarter of 2006, compared with 17.0% for the third quarter of 2005 and 27.0% in the first nine months of 2006 compared to 19.9% in the first nine months of 2005. The lower tax rate in 2005 is the net result of a favorable IRS notice relating to the American Jobs Creation Act of 2004 and geographic profit mix.

Our effective tax rate for the full year of 2006 could be impacted by a number of factors including, but not limited to, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, our utilization of tax credits and our geographic profit mix.

Discontinued Operations

In July 2006, the Company sold its non-controlling interest in APG, a developer of next-generation genetic technologies. The Company received approximately $50.0 million in cash and recognized a gain from the sale. APG recognized compensation costs of approximately $8.9 million during the three months ended September 30, 2006, as a result of the acceleration of vesting of restricted stock and stock options upon the sale of APG. The gain and APG’s operating results, net of minority interest, are included in discontinued operations in the condensed consolidated statements of operations.

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

Our business model, in particular sales from after-market kits, supplies and service, allows us to generate substantial operating cash flows. We anticipate our operating cash flows together with the funds available through our credit facility will continue to satisfy our working capital requirements without the need for substantial additional indebtedness excluding debt required to finance acquisitions. Additionally, we currently do not have plans to significantly reduce our long-term debt levels in the next twelve months due to the long-term maturities of our senior notes. This allows us to invest in areas that will help meet our strategic objectives. During the next twelve months, we anticipate using our operating cash flows:

•	To increase our capital expenditures for customer leased equipment as we continue to shift toward operating-type leases.

•	To facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements.

•	To reduce our borrowings under our credit facility that was drawn on to fund the 2005 acquisitions of Agencourt and DSL.

•	To maintain and raise our quarterly dividend. Our dividend paid in the third quarter was $0.15 cents per share. In October 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.15 per share, payable on November 10, 2006 to stockholders of record on October 23, 2006.

•	To continue to pay our restructuring expenses. Approximately $17.9 million is accrued at September 30, 2006. We expect these amounts to be paid throughout 2006 and into 2007.

•	To make a contribution to the pension plan of $23.0 million during the fourth quarter of 2006.

Cash flows provided by operating activities of continuing operations were $245.4 million in the first nine months of 2006 as compared to $277.9 million in the first nine months of 2005. The primary contributors to this decrease in operating cash flows from continuing operations was a decrease in net earnings from continuing operations of $36.9 million and a payment to Roche of $27.5 million during the third quarter, which was offset by a $35.0 million settlement gain related to Applera in the second quarter. Also impacting operating cash flows was our contribution of $23.0 million to the U.S. Pension trust and payments of $22.0 million related to restructuring expenses that did not occur in 2005. Operating activities of discontinued operations used cash of $21.3 million, primarily related to tax payments associated with the sale of APG.

Investing activities from continuing operations used cash of $242.3 million and $261.7 million in the first nine months of 2006 and 2005, respectively. Increased capital expenditures for customer leased equipment comprise a substantial portion of the Company’s total capital expenditures and these expenditures are expected to continue at a comparable pace. In the first nine months of 2006 cash used for business acquisitions was substantially less than in the first nine months of 2005. Cash flows provided by discontinued operations were $50.2 million and represent proceeds received from the sale of APG in 2006, which offsets the increased capital expenditures.

Financing activities used cash of $24.5 million in the first nine months of 2006 as compared to $21.8 million in the first nine months of 2005. The change in cash used in financing activities is primarily due to funds used for the repurchases of common stock during the second quarter, the repayment of $56.0 million debentures and the decrease in proceeds received from the issuance of stock. The increase in cash used for financing was offset by additional borrowings under our credit facility.

During the second quarter, approximately $56.0 million of the Company’s $100.0 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, were tendered by the holders of the debentures. The debentures were put under terms of the debenture agreement that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%. In connection with this redemption the Company incurred approximately $2.7 million in debt extinguishment costs.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides the Company with a $300 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. As of September 30, 2006, there was $155.0 million drawn on the $300.0 million Credit Facility.

At September 30, 2006 approximately $88.0 million of unused, uncommitted, short-term lines of credit were available to the Company’s subsidiaries outside the U. S. at various interest rates. Within the U.S., $36.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

On September 29, 2006, the Company entered into an agreement to acquire all of the outstanding shares of Lumigen, Inc., (“Lumigen”) for a purchase price of approximately $185.0 million. Lumigen is the largest manufacturer and supplier of chemiluminescent substrates to the clinical diagnostics market, and is the Company’s supplier of these products for the assays used on its Access® family of immunoassay systems. The transaction is expected to close during the fourth quarter.

On October 31, 2006, the Company entered into a Bridge Credit Agreement (“Bridge Loan”) with its lenders. The Bridge Loan provides proceeds of up to $185.0 million to be used for the acquisition of Lumigen. The Bridge Loan has a term of 364 days and similar covenant requirements as those of the Credit Facility entered into by the Company in January 2005.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management, Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through September 30, 2006, we have capitalized $160.7 million of costs associated with this ERP system, which includes $57.9 million of capitalized internal labor costs and $6.9 million of capitalized interest. Based on our geographic rollout strategy, as of September 30, 2006, we have essentially implemented functionality for Finance, Human Resources, Accounts Receivable management and certain purchasing systems for our global operations. Sales functionality has been implemented on a limited basis for our U.S. and Canadian operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. We expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2007. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our credit facility and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments, other debt service obligations, working capital, capital expenditures, lease payments, pension contributions, future business acquisitions and other operating needs for the next 12 months. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. Future operating performance and our ability to service or refinance existing indebtedness, will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

At September 30, 2006, there have been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2005 except as described herein.

Critical Accounting Policies

The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and revenue and expenses during the periods reported. Actual results could differ from those estimates. Information with respect to the Company’s critical accounting policies which the Company believes could have the most significant effect on the Company’s reported results and require subjective or complex judgments by management is contained on pages 39 to 43 in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Management believes that at September 30, 2006, there has been no material change to this information, except for the implementation of share-based compensation standards described below.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment. Under the provision of SFAS No. 123 (R), share-based compensation cost for employee stock options, our employee stock purchase plan, and stock appreciation rights is estimated at the grant date based on the award’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Historically, the Company has used primarily stock options and stock appreciation rights in its share-based payment plans. In connection with the adoption of SFAS No. 123(R), the Company revised its share-based payment plans and now provides key employees a combination of performance shares, stock appreciation rights and nonvested stock. The Company continues to provide stock appreciation rights to certain international employees and an employee stock purchase plan, see Note 10 “Share-Based Compensation” of the condensed consolidated financial statements for more information.

Pension and Other Postretirement Accounting

On September 29, 2006, the FASB issued FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 158 on its consolidated results of operations and financial position.

Financial Statement Misstatements

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). The SEC staff is providing guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 provides that once a current year misstatement has been quantified, the guidance in SAB No. 99, “Materiality” (“SAB 99”) should be applied to determine whether the misstatement is material and should result in an adjustment to the financial statements. If correcting a misstatement in the current year would materially misstate the current year’s income statement, the SEC staff indicates that the prior year financial statements should be adjusted. In making these adjustments, previously filed reports do not need to be amended. Instead, the adjustments should be reflected the next time the registrant would otherwise be filing those prior year financial statements. If in the current year, however, the registrant identifies a misstatement that is material to those prior year financial statements, the registrant would be required to restate for the material misstatement in accordance with FASB Statement No. 154, “Accounting Changes and Error Corrections”. This guidance is effective for an interim period of the first fiscal year ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on its consolidated results of operations and financial position.

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of the adoption of SFAS No. 156 on its consolidated results of operations and financial position.

Forward-Looking Statements

This quarterly report contains forward-looking statements, including statements regarding, among other items:

•	our business strategy, anticipated gains in market share and anticipated developments in our markets;

•	expected costs and benefits of the planned restructuring activities;

•	the impact of shifting our lease agreements from predominantly sales-type leases to predominantly operating-type leases;

•	the schedule for completion of our ERP program;

•	our cash flow, liquidity requirements and capital resources and the effects of litigation;

•	our anticipated acquisition of Lumigen and related financing;

•	sources of new products; and

•	our anticipated use of operating cash flows.

These forward-looking statements are based on our expectations and are subject to a number of risks and uncertainties, some of which are beyond our control. These risks and uncertainties include, but are not limited to:

•	loss of market share in our markets;

•	the effects of potential healthcare reform in the countries in which we operate or sell products;

•	the effect of global economic and political conditions;

•	the availability of capital to clinical diagnostics and biomedical research customers;

•	unanticipated delays in completing our ERP program;

•	unanticipated reductions in cash flows and difficulty in sales of assets as described in Note 6 “Sale of Assets” of the condensed consolidated financial statements;

•	the timing and extent of our change from structuring our lease agreements from predominately sales-type leases to operating-type leases;

•	completion of the Lumigen transaction as contemplated;

•	the amount and timing of the restructuring and related charges and savings; and

•	other factors, including factors that cannot be identified at this time.

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of September 30, 2006 and December 31, 2005, the notional amounts of all derivative foreign exchange contracts were $240.7 million and $272.3 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of September 30, 2006 and December 31, 2005 was $2.8 million and $10.8 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $13.6 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $2.6 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at September 30, 2006 were not materially different than those at December 31, 2005.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $2.4 million based on the amount of variable rate debt outstanding at September 30, 2006. This analysis includes the effect of our reverse interest rate swap derivatives, which changes the character of the interest rate on our long-term debt by effectively converting a fixed rate to a variable rate.

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

As of September 30, 2006, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level. There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June, 2000 to February, 2005. The State of Florida has asserted that this transaction is subject to revenue tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. As part of the 1998 agreement with Cardbeck, the Company agreed to pay any non-income taxes incurred in connection with the transaction and Cardbeck has demanded that the Company take certain actions with respect to the assessment. Cardbeck also filed an appeal of the assessment, and Beckman Coulter then sought permission to intervene in the proceedings as the real party in interest. Although Beckman Coulter’s request to intervene was granted initially, the State subsequently filed a motion challenging that decision. The State also asked the Administrative Law Judge to limit the issues to be considered in the case. The Administrative Law Judge granted the State’s motions, removing Beckman Coulter from active participation in the case and potentially preventing it from making the arguments that Beckman Coulter intended to present. Beckman Coulter has appealed this decision and the Administrative Law Judge has stayed the proceedings pending the outcome of the Company’s appeal. The Company also has filed a declaratory relief action seeking judicial review of its position; however, the Court has stayed that proceeding pending resolution of Beckman Coulter’s appeal of the Administrative Law Judge’s ruling. The Company believes that its position is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. Accordingly, at September 30, 2006, no accrual has been made for this assessment.

The Company and its wholly owned subsidiary Diagnostic Systems Laboratories (“DSL”) have been named as defendants in an action brought in Texas by Rama Rau and Vijay Yelundur. The plaintiffs claim that they are former owners of approximately one-third of DSL’s outstanding shares and are seeking rescission of the agreement under which they sold their interest in DSL to Gopal Savjani. They allege that Mr. Savjani fraudulently induced them to sell their interest in DSL for approximately $4 million by misrepresenting the status and future prospects of DSL and failing to inform them of the potential sale of the business to the Company. They also allege that these actions constituted a breach of fiduciary duties, negligent misrepresentation, and a breach of the contract under which they invested in DSL. The action is against Mr. Savjani individually, DSL, and the Company as successor in interest in DSL. The Company cannot determine the probability of a favorable or unfavorable outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at September 30, 2006, no accrual has been made for any potential exposure.

During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary, based on a claim that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. The current order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro. Wipro is alleging that BCIPL’s actions breached the contract between BCISA and Wipro and is claiming that it has experienced 18 million Euro in damages. The arbitration will take place in Switzerland under ICC rules; Swiss law will govern. The Company cannot determine the probability of a favorable or unfavorable outcome of this litigation, nor can it estimate the amount or range of any potential liabilities associated with this claim, if any. Accordingly, at September 30, 2006, no accrual has been made for any potential exposure.

Item 1A.	Risk Factors

There were no material changes to the risk factors previously disclosed in the Company’s most recent report on Form10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2006	N/A	N/A	N/A	N/A
August 1 through 31, 2006	13,491	$ 52.91	N/A	N/A
September 1 through 30, 2006	N/A	N/A	N/A	N/A

Total	13,491	$ 52.91	N/A	N/A

1,016 of the shares above were repurchased pursuant to the Company’s restricted stock plan whereby upon vesting of the nonvested shares the Company was reimbursed, in the form of Company common stock, for the payment of taxes on the employees’ behalf.

12,475 of the shares above were repurchased as part of the Company’s Benefit Equity Trust (the “Trust”) using proceeds from the dividends paid by the Company on the shares in the Trust. The transfer of shares to the Trust and the issuance of shares from the Trust was authorized by the Company’s Board of Directors in October 2004. The Trust was established to pre-fund stock-related obligations of employee benefit plans.

The Company repurchased all the shares authorized by the Company’s Board of Directors in January 2005, whereby the Company is authorized to repurchase up to 2.5 million shares of its Common Stock through 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On October 31, 2006, Beckman Coulter entered into a Bridge Credit Agreement (“Bridge Loan”) with Citicorp North America, Inc., as Sole Administrative Agent, Banc of America Bridge LLC, as Syndication Agent and Citigroup Global Markets Inc. and Banc of America Securities LLC, as Lead Arrangers and Bookrunners. The Bridge Loan provides proceeds of up to $185.0 million to be used for the acquisition of Lumigen, Inc. The Bridge Loan has a term of 364 days. The covenants of the Company set forth in the Bridge Loan are essentially the same as those of the Credit Facility entered into by the Company in January 2005.

Item 6.	Exhibits

10.1	Agreement and Plan of Merger by and among Lumigen, Inc., Beckman Coulter, Inc., NLACQCO, Inc., The Undersigned Shareholders and the Shareholder Representative dated as of September 29, 2006.

10.2

Bridge Credit Agreement dated as of October 31, 2006 among Beckman Coulter, Inc. as Borrower The Initial Lenders named herein as Initial Lenders Citicorp North America, Inc. as Sole Administrative Agent Banc of America Bridge LLC as Syndication Agent Citigroup Global Markets Inc. and Banc of America Securities LLC as Lead Arrangers and Bookrunners

15	Review Report of Independent Registered Public Accounting Firm

15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 2, 2006

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date:	November 1, 2006	By	/s/ Scott Garrett
Scott Garrett
Chief Executive Officer

Date:	November 1, 2006	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President &
Chief Financial Officer

Date:	November 1, 2006	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Vice President & Controller,
Principal Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description
10.1	Agreement and Plan of Merger by and among Lumigen, Inc., Beckman Coulter, Inc., NLACQCO, Inc., The Undersigned Shareholders and the Shareholder Representative dated as of September 29, 2006.

10.2

Bridge Credit Agreement dated as of October 31, 2006 among Beckman Coulter, Inc. as Borrower The Initial Lenders named herein as Initial Lenders Citicorp North America, Inc. as Sole Administrative Agent Banc of America Bridge LLC as Syndication Agent Citigroup Global Markets Inc. and Banc of America Securities LLC as Lead Arrangers and Bookrunners

15	Review Report of Independent Registered Public Accounting Firm

15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 2, 2006

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications