Form 10-K
period 2006-12-31
BECKMAN COULTER INC
filed 2007-02-26
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes  [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. [  ] Yes  [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes  [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]        Accelerated filer [  ]        Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes  [X] No

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006: $3,442,730,859

61,668,464 shares of the registrant’s Common Stock, $0.10 par value were outstanding as of February 21, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on April 27, 2007 is incorporated by reference into part III hereof.

Part I

Item 1. Business

Overview

Beckman Coulter, Inc. is a leading manufacturer of biomedical testing instrument systems, tests and supplies that simplify and automate laboratory processes. Spanning the biomedical testing continuum — from pioneering medical research and clinical trials to laboratory diagnostics and point-of-care testing — our installed base of over 200,000 systems provides essential biomedical information to enhance health care around the world. We are dedicated to improving patient health and reducing the cost of care. This goal is addressed by focusing on improving the efficiency of the testing process within laboratories and seeking innovative ways to simplify and automate laboratory processes.

We participate in the biomedical testing market that we estimate was about $47 billion in 2006, based on worldwide sales. Our revenue is about evenly distributed inside and outside of the United States. Sales to clinical laboratories represent nearly 75% of our total revenue, with the balance coming from the life sciences markets. About 75% of our total revenue is generated by recurring revenue from supplies, test kits, services and operating-type lease payments. Central laboratories of mid- to large-size hospitals represent our most significant customer group.

Company History

Beckman and Coulter are two of the best known brand names in the biomedical testing industry. We have provided innovative laboratory testing systems for the past 70 years. We adopted our current name in April, 1998. The name change, from Beckman Instruments, Inc. to Beckman Coulter, Inc., followed the October 1997 acquisition of Coulter Corporation.

Beckman Instruments, Inc. was founded by Dr. Arnold O. Beckman in 1935, and entered the laboratory market with the world’s first pH meter. Beckman Instruments, Inc. became a publicly-traded corporation in 1952. In 1968, Beckman Instruments, Inc. expanded its laboratory instrument focus to include healthcare applications in clinical diagnostics. Beckman Instruments, Inc. was acquired by SmithKline Corporation to form SmithKline Beckman Corporation in 1982. It was operated as a subsidiary of SmithKline Beckman until 1989 when it became a fully independent publicly-owned company.

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

Customers and Markets

From complex DNA sequencing to simple single-use diagnostic screening kits, we are one of the largest companies devoted solely to biomedical testing. We provide the critical laboratory tools used to conduct basic research into the fundamental processes of human biology, to develop vaccines and drugs to treat disease, to conduct clinical trials and related research activities, and to perform everything from simple patient blood tests to complex diagnostic testing. Our customers are continuously searching for processes and systems that help them perform these types of tests faster, more efficiently, and at a lower cost. To meet these needs, we seek to leverage our investment in research and development and use our core competencies in technology, applications, distribution, and service to create a range of systems that integrate hardware, software, and the biological and chemical sciences for use across the spectrum of biomedical testing.

Diagnostic Testing

About 75% of our total revenues come from sales to clinical laboratories. These products are used to evaluate and analyze samples made up of bodily fluids, cells, and other substances from patients. This type of diagnostic testing frequently is referred to as “in vitro diagnostic” testing. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease, and assess patient status during admission and discharge. Additionally, this type of diagnostic testing is increasingly valued as an effective method of reducing health care costs through accurate, early detection of health disorders and by enhancing management of treatment, potentially reducing the length of expensive hospital stays and improving patient outcomes. Due to their important role in the diagnosis and treatment of patients, these tests are an integral part of the overall management of patient care. In general, diagnostic testing influences nearly 70% of critical health care decisions, while representing less than 5% of overall health care costs.

Our test systems are composed of instruments, consumables, service and data management systems. They automate repetitive manual tasks and speed the reporting of results to health care workers. Instruments typically have a five to ten year life in their initial placement. Consumables include both chemistries and supplies. Chemistries consist of reagents that react with the patient sample to produce measurable, objective results as well as calibrators and quality control materials. Supplies vary across applications but are generally items such as sample containers, adapters, and pipette tips used during test procedures. Consumables and service generate significant ongoing revenue which continues throughout the life of an instrument.

The major fields that comprise the diagnostic testing industry are clinical chemistry, immunoassay, microbiology, hematology and blood banking. Molecular diagnostics is a new and expanding part of the diagnostics testing market. We have significant market positions in the three largest fields: clinical chemistry, immunoassay, and hematology. We are also the leader in providing progressive automation solutions that help laboratories reduce testing turnaround time, lower labor expenses, ensure the quality of testing, and reduce overall health care costs. In addition, we offer point-of-care testing products. These products are used for rapid diagnosis or on-going patient monitoring. Some tests, such as CBCs (complete blood counts) are performed on analyzers designed for quick, single-sample results. Other point-of-care tests are performed using disposable, single-use tests to screen for pregnancy, infectious disease, ulcer-causing bacteria, and indications of cancer. We believe that the most important criteria our customers use to evaluate diagnostic testing products are operating costs, reliability, service, and quality of results. We also believe that by providing a fully integrated system that is cost effective, reliable and easy to use, we build loyalty among customers who value consistency and accuracy in test results.

The clinical diagnostic testing market was estimated to be approximately $33 billion in 2006, based on annual sales worldwide, and is estimated to be growing at four to five percent per year.

Life Science Testing

Life science research is the study of the characteristics, behavior, and structure of living organisms and their component systems. The life science testing market is evolving rapidly as a result of advances in genomics, proteomics, and cell based testing. With the rough map of the human genome complete, the work that will more directly affect patient care has begun, as researchers start to incorporate this information into specific studies to improve therapeutic efficacy. All of our life science testing products play a role in helping researchers to understand disease by simplifying and automating key testing processes.

Our life science testing products include systems that span the continuum from disease research performed in academic centers to therapeutic research performed by biopharmaceutical companies. Life science researchers utilize a variety of instruments and related biochemicals and supplies in the study of life processes. We focus on customers conducting research in university and medical school laboratories, research institutes, government laboratories, and biotechnology and pharmaceutical companies. The products that we provide to serve these customers include centrifuges, automated liquid handling systems, instruments for particle and cell analysis and characterization, capillary electrophoresis systems, DNA sequencers, genotyping systems, spectrophotometers, high pressure liquid chromatography (HPLC) systems, flow cytometers, pH meters, and liquid scintillation counters.

Universities and medical research laboratories represented about half of the life science testing market in 2005. These customers perform basic medical research to further understand the molecular basis of disease and clinical research, where human samples are used to characterize disease states. Biotechnology firms and pharmaceutical companies represent the other half of the life science testing market. They rely on our instrument systems to speed the long and detailed drug discovery process. Also, once new therapeutics and vaccines emerge from the research phase, they move into clinical trials to evaluate their effectiveness, where our products are used to monitor patient response and general health.

The life science testing market in 2006 was estimated to be approximately $14 billion, based on annual sales worldwide. This market tends to be cyclical, with growth currently in the low single digits. Purchases tend to be driven by technological advances and the need for specific, specialized tools.

Market Dynamics

The size and growth of our markets are influenced by a number of factors, such as:

•	Demographics, including the aging of the world population and increasing expenditures on diseases requiring ongoing treatment, such as AIDS, diabetes, and cancer.

•	Developments in emerging markets, including greater acceptance of modern medicine and expanding demand for improved health care services in developing countries.

•

The advances in biological sciences, which have led to changes in government funding for basic and disease-related research (for example, heart disease, AIDS and cancer) and research and development spending by biotechnology and pharmaceutical companies.

•	Cost containment pressures and attempts to increase efficiencies, which have made it essential for manufacturers to provide cost-effective systems to remain competitive.

•

Consolidation among health care providers in the United States, which has resulted in the formation of provider groups and integrated health care networks that leverage their purchasing power with suppliers to contain costs. In international markets, multiple hospital tenders have become a standard purchasing tool. Preferred supplier arrangements and combined purchases are becoming more commonplace.

Today’s clinical laboratory faces unique and significant challenges. Newer diagnostic tests demand greater and greater sensitivity and can be complex and time consuming to perform. At the same time, the laboratory must consistently and rapidly provide high quality results, 24 hours per day, in a regulated environment that is faced with a shortage of skilled labor. By providing systems that simplify and automate laboratory processes, we help clinical laboratories meet these challenges while also helping to improve patient health and reduce the cost of care.

Growth in the life science testing market is driven by funding for government and academic research, pharmaceutical research and development spending, and biotechnology investment. The competitive environment in drug discovery and development drives growth in biopharma, as pharmaceutical companies seek tools that speed the process of bringing new drugs to market. Industrial genomics, the application of genomic sequencing, is increasing as an outgrowth of the human genome initiative. Proteomics, the analysis of protein mass, structure and function is emerging. In its infancy is cell-based research, the study of cell function and activity. These three key focus areas — genomics, proteomics and cell-based research — require specific tools and applications to solve testing needs that may be specific to one therapeutic or apply to a broader range of processes used in the research, development and testing of new drugs.

Business Segments

In July 2005, we reorganized our company into a single company structure, and we now report results as a single business segment. We evaluate our profitability on an enterprise-wide basis due to shared infrastructures. Within the single segment, we have identified four product areas, each focused on a core product strategy. These four areas are: Chemistry Systems, Immunoassay Systems, Cellular Systems, and Discovery and Automation Systems.

Product Areas

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

We generally configure these systems for the work flow in medium and large hospitals, but the systems also have application in regional reference laboratories. We offer tests for more than 100 individual analytes. In 2005, we began shipping the UniCel® DxC 600 and UniCel® DxC 800 SYNCHRON® clinical chemistry systems. These new systems have the capacity for twice as many on-board tests as their predecessors, allowing customers to run more of the test menu on a single analyzer.

Point of Care Testing

Point of care testing products are used in physicians’ office laboratories, clinics, hospitals, and other medical settings. These products include a range of rapid diagnostic test kits and hematology instruments that give physicians immediate information to help them manage patient treatment. The Hemoccult® and Hemoccult® SENSA® tests are the accepted standard in fecal occult blood testing and are used as aids in screening for gastrointestinal disease and colorectal cancer. The Gastrocult® test is the only rapid test designed specifically for gastric occult blood and pH testing. The FlexSure® HP test is used to aid in the diagnosis of H. pylori infection, which is associated with peptic ulcers.

Electrophoresis Systems

Electrophoresis systems provide analytical information by using an electrical charge to separate a sample into its various components. The presence or absence of various components as well as the relative concentrations of each provide diagnostic information. The relative concentration of each component is determined by scanning the test result using a densitometer. We sell a variety of manual and automated electrophoresis products under the name Paragon® systems.

Immunoassay Systems

Immunoassay systems, like routine chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. The key difference is that immunoassay systems use antibodies and antigens as the central component in analytical reactions. Antibodies are created by an organism’s immune system and, when incorporated in test kits, provide the ability to detect and quantify very low analyte concentrations.

Commonly performed tests assess thyroid function, screen and monitor for cancer and cardiac risk, and provide important information in fertility and reproductive testing. Other tests are used to monitor critical factors associated with anemia, blood viruses, infectious disease, and therapeutic drugs. We offer over 60 immunoassay test kits for individual analytes. In 2006 we introduced a high sensitivity Parathyroid Hormone assay, used to assess calcium metabolism, and an Erythropoietin assay, used in monitoring erythropoietin therapy and in diagnosing certain forms of anemia.

Immunoassay systems have been designed to meet the special requirements of these complex tests and to simplify lab processes. They are able to automatically identify individual patient sample tubes and communicate with the laboratory’s central computer. Our primary immunoassay systems are the Access® family of immunoassay systems. The Access family includes the Access and Access 2 immunoassay systems and the UniCel® DxI 800 Access® immunoassay system. The UniCel™ DxI 800 system is used primarily in large hospital and reference laboratories. This system provides enhanced test throughput, roughly four times the capacity of previously introduced models, and increased our servable market by approximately thirty percent.

In 2006, we completed the integration of Diagnostic Systems Laboratories (“DSL”), a 2005 acquisition, and initiated projects to bring DSL’s proprietary reproductive endocrinology products to market, including anti-Mullerian hormone and Inhibin B for ovarian reserve testing. In addition, we began development of an Inhibin A assay for use with the Access systems for prenatal management in the second trimester. Inhibin A is the single largest product in the DSL portfolio and customers are interested to have the test on the automated Access immunoassay system.

On November 8, 2006, we acquired all of the outstanding shares of Lumigen, Inc. (“Lumigen”), a world-leading developer and manufacturer of novel detection chemistries for high-sensitivity testing in clinical diagnostics and life science research for a purchase price of approximately $187 million. Lumigen’s proprietary chemiluminescent chemistry is the detection method used in our Access® family of immunoassay systems.

Cellular Systems

Hematology Systems

Our blood cell systems use the principles of physics, optics, electronics, and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems allow clinicians to study formed elements in blood such as red and white blood cells and platelets. The most common diagnostic result is a “CBC” or complete blood count, which provides information on from eight to twenty-three different blood cell parameters. Our hematology product line is structured to address the differing requirements of the high, medium, and low volume portions of this market.

Systems designed for the high-volume segment include the COULTER® LH 750, 755, and 1500 series of hematology systems. These systems offer features such as five-part white blood cell differential analysis, enumeration of nucleated red blood cells, random-access capability, and automated slide making and staining from a single aspiration of blood. The LH 1500 series of hematology automation systems are designed to link multiple analyzers, to automate the pre-analytical process, and to eliminate a number of post-analytical steps. Moderate volume hematology systems include the COULTER® LH 500 hematology system. These systems offer the technology features of larger systems in a compact bench top system. Low-volume hematology systems include the COULTER® Ac•T™ family of hematology systems. All of the Ac•T series hematology analyzers are designed to use a very small sample volume, making them well suited for analysis of pediatric samples. In 2006, we introduced the LH 780, a large hematology system with enhanced quality control features that improve productivity and add additional parameters to support anemia studies.

Hemostasis Systems

Hemostasis systems rely on clotting, chromogenic, and immunologic technologies to provide the detailed information that the clinician requires to diagnose bleeding and clotting disorders and to monitor anticoagulant therapy. We offer a complete line of hemostasis systems and reagents as the North American distributor of the Instrumentation Laboratory (“IL”) ACL™ line of hemostasis systems and its IL and Hemoliance brands of reagents. These products give a laboratory access to the broadest automated hemostasis menu in the industry, from routine screening tests such as the activated partial thromboplastin time and prothrombin time to a wide range of esoteric tests.

Flow Cytometry Systems

Flow cytometry is used in numerous applications in basic research, clinical research, and drug discovery. Flow cytometers rapidly identify, categorize, and characterize multiple types of cells in suspension. They extend analysis further by identifying a specific cell’s characteristics, either phenotypically or functionally, thereby allowing researchers to analyze specific cell populations. This analysis can be performed beyond blood to include bone marrow, tumors, and other cells. Our line of flow cytometry systems includes the COULTER® EPICS® ALTRA™ HyPerSort Cell Sorting System, the COULTER® EPICS® XL™ Flow Cytometer, and the Cytomics FC 500 series of flow cytometry systems.

Discovery and Automation Systems

Clinical Laboratory Automation

In recent years, automation has become an increasingly important element in the operation of clinical laboratories as a result of a worsening shortage of skilled laboratory personnel and an increasing focus on efficiency and cost savings. We address these needs through our Power Processor System, which allows the laboratory to automate a number of pre-analytical steps, including sample log-in and sorting through bar code technology, centrifugation, and cap removal. The Power Processor System also sorts the prepared samples into discrete racks for further processing on our clinical chemistry, immunoassay and hematology systems. The Power Processor can be integrated with modules, track systems, and analyzers to create comprehensive laboratory automation which handles virtually all of the laboratory’s preanalytical, analytical, and postanalytical processes. In late 2006, we introduced the AutoMate™ 800 system, a next generation sample preparation system for clinical diagnostics. The AutoMate 800 brings many of the same benefits enjoyed by our larger laboratory automation customers to mid-sized hospitals.

Life Sciences Automation

Our products are used in many parts of the drug discovery and development process. An important application for these automation products is in primary screening. The primary screen is performed to test libraries of compounds for possible interaction with a target protein associated with a disease state. High-throughput screening is a term that is often used to describe a testing process that involves the screening of 100,000 or more compounds. Other important drug discovery applications, which can also require samples to be processed in an automated or high-throughput mode include target identification, secondary screening, and pre-clinical testing. The analysis of massive amounts of genetic information requires the automation of sample preparation in order to meet the aggressive timetables which have been established for some of these projects.

Liquid handling robotic workstations and integrated systems automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Operations performed by these workstations include the dispensing, measuring, dilution, and mixing of samples and analysis of reactions as well as robotic manipulation of samples. Our Biomek® family of liquid handling systems use sophisticated scheduling and data handling software to help biotechnology and pharmaceutical firms substantially reduce the time to market for new drugs by allowing them to process assays 24 hours a day. In 2006, we released two new, enhanced platforms in this family, the Biomek® NXp and Biomek® FXp liquid handling systems. These platforms are designed to support lower volume, higher density research in DNA, protein, forensic, and molecular diagnostics applications. In addition, in 2006, we acquired hardware platforms that are capable of dispensing liquids in nanoliter and picoliter volumes.

Microplate readers allow highly parallel analysis of biomolecules and are standard tools used in systems biology and drug discovery operations. The DTX 800 and 880 readers use an innovative optical design and can be integrated with existing automation systems or used in stand alone operations.

Biomarker Discovery

One developing area is the identification of proteins that are biomarkers of particular disease states. Serum, plasma and tissue proteomes are all sources for biomarker discovery; however, the complexity and number of proteins that must be evaluated create a significant separation and quantitation challenge for the researcher. High resolution proteome fractionation and low abundance proteome enrichment are required in order to perform biomarker discovery across a broad range of the proteome. Our products in this area include the ProteomeLab™ line of fractionation and enrichment solutions.

Genetic Analysis Systems

DNA sequencers allow researchers to determine a nucleic acid sequence and its single nucleotide polymorphism (SNP) variations between different study cohorts through an electrophoretic separation. These techniques are central to molecular biology and the understanding of the genetic component of life processes. Our CEQ™ series of genetic analysis systems use capillary electrophoresis technology, along with our proprietary linear polyacrylamide gel to obtain large reads of genetic code in less time. Our primary product in the DNA sequencing area is the CEQTM 8000 DNA analysis system. This system offers expanded genetic analysis procedural capabilities, including the ability to perform SNP analysis, increased sample handling capacity for high volume users, unattended overnight analysis, and tracking of samples through the analysis process.

Another developing aspect in genetic analysis is the quantification of gene expression. In drug discovery, drug development, and molecular diagnostics, there is a growing gap between the wealth of genomic information available and its translation into new drugs. The GenomeLab™ GeXP system utilizes a highly multiplexed quantitative PCR approach to quickly and efficiently look at the expression of multiplexed gene sets with greater sensitivity and speed. With a capacity to analyze up to thirty genes per reaction, the scalable GenomeLab GeXP provides customers with the means to perform low cost, automated monitoring of tens to hundreds of genes for up to tens of thousands of samples.

Agencourt Bioscience, a wholly owned subsidiary of the company, is a leading provider of nucleic acid purification products in the biomedical research market. Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology provides state-of-the-art results for the isolation and purification of RNA and DNA. This technology is fully integrated with our automated liquid handling systems to provide customers with a completely automated solution for nucleic acid purification. The Agencourt product line has continued to expand during 2006 by providing new nucleic acid purification methods for isolation from clinically important samples such as blood and paraffin embedded tissues. In addition, the SPRI technology is being incorporated into other company product lines to further expand the overall use of this technology across the industry.

Agencourt’s genomic services business performs sequencing for academic, biotechnology and pharmaceuticals organizations. The state of the art sequencing facility at Agencourt offers highly flexible DNA sequencing packages that are tailored to meet each customers’ needs. The industrialized Agencourt genomic pipeline and powerful data management systems allow Agencourt to quickly complete DNA sequencing projects of any scope with industry-leading quality. The services offered at the facility currently include DNA sequencing, resequencing, SNP discovery and library construction.

Centrifugation

Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA, viruses, and other cellular components to retain their biological activity. There is also no possibility of the sample loss or information degradation that may occur in other forms of sample separation. Our centrifuges are routinely used in cellular, genomic and proteomic research, where the instruments increase productivity in the sample preparation process. Centrifuge models range from small table top units, such as the Microfuge® and Allegra™ line of products to larger, free-standing units, such as the Avanti® J high performance series and the Optima™ ultra series of centrifugation systems.

Particle Characterization

We offer a spectrum of products that are used in applications focused on the basic characterization of cells and raw materials. These “Coulter Counter”-based instruments count, size and perform other analyses on a large number of different types of particles and are commonly used in areas such as platelet cell counting research for body fluids. Products in this area include the Vi-CELL™ cell viability analyzer, a small analyzer that automates the labor intensive, manual process widely used in tissue culture studies and cell yields from fermentation processes and the LS series of particle counting and sizing systems, which play a key role in product development and quality control applications for the pharmaceutical, biotechnology, food, beverage and other industries requiring particulate analysis.

Life Sciences Tools

We offer a variety of tools used to advance basic understanding of life processes. Much of this basic research is performed in university and medical school labs, research institutes, and government labs. The same systems are also used for applied research in pharmaceutical and biotechnology companies. Product categories include high pressure liquid chromatography (“HPLC”), capillary electrophoresis, protein microarray systems, microplate readers and washers, spectrophotometers, pH meters, and liquid scintillation counters.

Molecular Diagnostics

Molecular diagnostics is an emerging and promising field that includes genotyping and genetic disease testing. As knowledge of the genome and its functioning continues to expand, new applications are being developed and, in some cases, are being used today as diagnostic tools as well as in genetic disease susceptibility testing. Our Vidiera™ NsD Nucleic Sample Detection Platform performs fully automated detection of nucleic acids, post amplification. The Vidiera™ NsP Nucleic Sample Preparation Platform is used in the preparation of samples for molecular diagnostic applications in virology and pathology. In 2006, we entered into license agreements that give us access to key intellectual property required to develop a system that meets the needs of routine clinical laboratories for an automated, fully integrated molecular diagnostics test system. We expect to develop such a system over the next few years.

Competition

To effectively compete in our markets, a company must make the research and development investment and establish the technical infrastructure needed to develop complex systems, which require the integration of engineering, the chemical and biological sciences, and computer science. In addition, it is necessary to have an extensive worldwide distribution infrastructure with highly qualified personnel to perform sales, service, customer training, and technical product support. Also, in some cases, authorization to market clinical diagnostics products must be obtained from regulatory authorities in the United States and other countries.

Nevertheless, we encounter significant competition from many domestic and international manufacturers, with many of these companies participating in one or more parts of each of our markets. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. In addition, we compete with several companies that offer reagents, consumables, and service for laboratory instruments that are manufactured by the company and others.

The major competitors in the clinical diagnostics market include Abbott Laboratories (Diagnostics Division), Dade Behring, Johnson & Johnson (Ortho Clinical Diagnostics), Roche, Siemens Medical Diagnostics Solutions, (consisting of the former Bayer and Diagnostics Products Corporation operations) and Sysmex Corporation. Competitors in the life science testing market include Agilent Technologies (Chemical Analysis Group), Applied Biosystems (ABI), Becton Dickinson and Company (BD Bioscience Immunocytometry Systems), Bio-Rad Laboratories, Inc., Caliper/Zymark, GE (Amersham Biosciences), Hamilton, Hitachi High-

Technologies Corporation (Life Sciences), PerkinElmer, Inc., Shimadzu Corporation, Tecan Group, Ltd., Thermo Electron Corporation (Life Sciences), and Waters Corporation.

Research and Development

Our new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers’ laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, and automated sample processing and information technologies. Our research and development teams are skilled in a variety of scientific, engineering, and computer science disciplines, in addition to a broad range of biological and chemical sciences. Our research and development expenditures were $264.9 million in 2006, $208.9 million in 2005, and $200.0 million in 2004.

Sales and Service

We have sales in more than 130 countries. Most of our products are distributed by our own marketing, service and sales forces in major markets. However, we also employ independent distributors to serve those markets that are more efficiently reached through such channels. Our sales representatives are technically educated and trained in the operation and application of our products. The sales force is supported by a staff of scientists and technical specialists in each product line and in each major scientific discipline served by our products. These individuals give us the ability to provide the level of immediate after-sales service and technical support, which is critical to customer satisfaction. This includes capabilities to provide immediate technical support by phone and to deliver parts or have a service engineer on site within hours. To have such capabilities on a global basis requires a major investment in personnel, facilities, and other resources. Our large, existing installed base of instruments makes the required service and support infrastructure financially viable. We consider our reputation for service responsiveness and our worldwide sales and service network to be important competitive assets.

Patents and Trademarks

Patents and other proprietary rights are essential to our business. We rely on trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen our competitive position. We own a number of patents and trademarks throughout the world and have entered into license arrangements relating to various third-party patents and technologies.

Products manufactured by us are sold primarily under our own trademarks and trade names. Our primary trademark and trade name is “Beckman Coulter” alone or in association with our logo. We vigorously protect our primary trademark, which is used on or in association with our worldwide products offerings. We believe that the name “Beckman Coulter” is recognized throughout the worldwide scientific and diagnostic community as a premier source of biomedical instrumentation and products. We also own and use secondary trademarks on or in association with various products for product differentiation purposes. “Coulter” is used as a secondary mark and source identifier with some products of the company.

Our policy is to protect our products and technology through patents on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the company. We currently maintain a worldwide patent portfolio of approximately 2,052 active patents and pending applications for patents. In the U.S. alone, our patent portfolio includes 704 active U.S. patents and 219 applications for U.S. patents, with the balance being patents and pending applications on selected products or technologies in markets outside the U.S. The entire portfolio of patents and applications is distributed between our diagnostic and bioresearch instruments and platforms, and the chemistries and kits used with them. We cannot assure that pending patent applications will result in issued patents, that patents issued or licensed will not be challenged or circumvented by competitors, that our patents will not be found to be invalid or that the intellectual property rights of others will not prevent us from selling certain products or including key features in our products.

We also protect certain unpatented confidential and proprietary information important to our business as trade secrets. We maintain certain details about our processes, products, and technology as trade secrets and generally require employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements.

We also recognize the need to promote the enforcement of our patents and trademarks. We will continue to take commercially reasonable steps to enforce our patents and trademarks around the world against potential infringers. We operate in an industry susceptible to significant patent litigation. At any given time, we generally are involved as both a plaintiff and defendant in a number of patent infringement and other intellectual-property related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.

Government Regulations

Our products and operations are subject to a number of federal, state, local and foreign laws and regulations. We believe that our products and operations comply in all material respects with these laws and regulations. Although we continue to make expenditures to comply with these requirements, we do not anticipate any expenditures that would have a material impact on our operations or financial position; however, it is possible that the modification of existing laws or regulations or the adoption of new laws or regulations in the future may have a material impact.

Virtually all of our clinical diagnostics products and some of our life science testing products are classified as “medical devices” under the United States Food, Drug and Cosmetic Act. The Food, Drug and Cosmetic Act requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with regulations administered by the United States Food & Drug Administration (“FDA”). These regulatory requirements include the following:

•	Establishment Registration – We must register with the FDA each facility where regulated products are developed or manufactured. These facilities are periodically inspected by the FDA.

•

Marketing Authorization – We must obtain FDA authorization to begin marketing a regulated product in the United States. For most of our products, this authorization is obtained by submitting a pre-market notification which simply provides data on the performance of the product. These data are reviewed by FDA’s staff and, in most cases, authorization to begin marketing is received within ninety days from submission of the notification. A small number of products must go through a formal pre-market approval process which includes the performance of clinical studies and review of the product by a formal scientific review panel.

•

Quality Systems – We are required to establish a quality system which includes procedures for ensuring that regulated products are developed, manufactured, and distributed in accordance with specified standards. We also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products.

•

Labeling – The labeling for the products must contain specified information and, in some cases, the FDA must review and approve the labeling and any quality assurance protocols specified in the labeling.

•

Imports and Exports – The Food, Drug and Cosmetic Act establishes requirements for importing products into the United States and exporting them from the United States. In general, any limitations on importing and exporting products apply only to products that have not received marketing authorization. These requirements have minimal impact on us since we routinely obtain marketing authorization for our products.

•

Post-market Reporting – After regulated products have been distributed to customers, we must investigate and report to the FDA certain events involving the products and also must notify the FDA when it conducts recalls or certain types of field corrective actions involving the products.

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

The European Union (the “EU”) also has adopted requirements that affect our products. These requirements include the establishment of standards that address the creation of a certified quality system as well as a number of directives which address specific product areas. The most significant of these directives is the In Vitro Diagnostic Directive (“IVDD”). That directive includes the following elements:

•

Essential Requirements – The Directive specifies “essential requirements” which all medical devices are required to meet. The requirements are similar to those adopted by the FDA relating to quality systems and product labeling.

•

Conformity Assessment – Unlike the U.S. regulations, which require virtually all devices to undergo some level of premarket review by the FDA, the IVDD allows manufacturers to bring many devices to market using a process in which the manufacturer certifies that the device conforms to the essential requirements for that device. A small number of products must go through a more formal pre-market review process.

•	Vigilance – The Directive also specifies requirements for post market reporting similar to those adopted by the FDA.

Our major manufacturing operations and development centers and many of our international sales and service subsidiaries have been certified as complying with the EU’s quality system requirements. We also have programs in place that address the various aspects of the IVDD.

A number of other countries, including Australia, Canada, China, and Japan, also have adopted or are in the process of adopting standards for medical devices sold in those countries. Many of these standards are loosely patterned after those adopted by the European Union, but with elements unique to each country. We routinely monitor these developments and address compliance with the various country requirements as new standards are adopted.

The design of our products and the potential market for their use may be directly or indirectly affected by U.S. and foreign regulations governing reimbursement for diagnostic laboratory testing services. In many cases, the acceptance of new technologies in the marketplace is directly related to the availability of reimbursement. Health care reform efforts in the United States and other countries also may further alter the methods and financial aspects of doing business in the health care field. We closely follow these developments so that we may position ourselves to respond to them.

Environmental Matters

We are subject to federal, state, and local environmental laws and regulations both in the United States and other countries. Although we continue to make expenditures to comply with environmental laws and regulations, we do not anticipate that these expenditures will have a material impact on our operations or financial position. We believe that our operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

Although few of our products are directly regulated by environmental laws, they may be impacted by environmental requirements that apply to our customers. For example, the EU and a number of jurisdictions in the United States have adopted laws requiring electronic components to be recycled rather than discarded. Similarly, a number of customers are located in areas that either ban outright or prohibit the disposal of chemicals such as mercury, lead and other heavy metals, cyanides and certain organic compounds. In some cases, manufacturers of chemicals that we use as raw materials have withdrawn those materials from the market due to perceived environmental issues. In addition, a number of jurisdictions have adopted laws restricting the sale of products that contain hazardous materials. We have adopted a number of programs to address these various requirements and, in a few cases, have been required to redesign products to address them.

We also remain subject to costs of remediating sites where we formerly conducted operations or where we disposed of wastes. For most of these sites, we are one of a large number of parties required to contribute toward remediation of the site. To address these contingent environmental costs we establish reserves when the costs are probable and can be reasonably estimated. We believe that, based on current information and regulatory requirements, the reserves established for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on our operations, financial condition or liquidity, although no assurance can be given in this regard.

In 1983, we discovered organic chemicals in the groundwater near a waste storage pond at our manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency (“EPA”) issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. In 2005, the EPA agreed that we had completed remediation of a substantial portion of the site and amended the Record of Decision to allow us to implement monitored natural attenuation as the remedial action for the small portion of the site where remedial action is still needed. SmithKline Beckman, our former controlling stockholder, agreed to indemnify us with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on our earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

In 1987, soil and groundwater contamination was discovered on property in Irvine, California that we had sold to the Prudential Insurance Company of America (“Prudential”). In 1988, Prudential filed suit in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, we entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for a portion of the site. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring is being conducted for a period of time to verify that groundwater conditions remain acceptable. We believe that additional remediation costs, if any, beyond those already provided for, will not have a material adverse effect on our operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

Employee Relations

As of December 31, 2006, the company and our subsidiaries had approximately 10,340 employees worldwide. We believe relations with our employees are good.

Geographic Area Information

Information with respect to the above-captioned item is incorporated by reference to Note 17, “Business Segment Information” of the consolidated financial statements included in Item 8 of this report.

Available Information

We file reports and other information with the SEC, including Forms 8-K, 10-K, 10-Q, and 11-K, Form S-8, and proxy statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth St., NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is “http://www.sec.gov”.

Our website includes a link to a website where copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The website also includes copies of our code of ethics for officers, employees, and directors, including our chief executive officer and senior finance officers, our corporate governance guidelines, and the charters for our audit and finance, organization and compensation, and nominating and corporate governance committees. These materials may be obtained by accessing the website at “http://www.beckmancoulter.com” and selecting “Investor Relations” and then “Corporate Governance”. Paper copies of these documents also may be obtained free of charge by writing to us at “Beckman Coulter, Inc., Office of Investor Relations (M/S A-37-C), 4300 N. Harbor Blvd., P. O. Box 3100, Fullerton, CA 92834-3100.”

Item 1.A. Risk Factors

We face significant competition, and our failure to compete effectively could adversely affect our sales.

We face significant competition from many domestic and international manufacturers, with many of these companies participating in one or more parts of each of our markets. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. We also compete with several companies that offer reagents, supplies and service for laboratory instruments that are manufactured by us or others. Our sales may be adversely affected by loss of market share through aggressive competition, the rate at which new products are introduced by us and our competitors and the extent to which new products displace existing technologies and competitive pricing especially in areas where currency has an effect.

We are subject to various federal, state, local and foreign regulations and compliance with these laws could cause us to incur substantial costs and adversely affect our results of operations.

Our products and operations are subject to a number of federal, state, local and foreign laws and regulations. A determination that our products or operations are not in compliance with these laws and regulations could subject us to civil and criminal penalties, prevent us from manufacturing or selling certain of our products, and cause us to incur substantial costs in order to be in compliance. In addition, changes to existing laws or regulations or the adoption of new laws or regulations, including the effect of potential health care reforms, also could prevent us from manufacturing or selling our products and cause us to incur substantial costs in order to come into compliance. The passage of potential health care reforms, changes in tax laws and their interpretation in the United States and other countries, the effect of taxes and changes in tax policy may also adversely affect our results of operations.

We must continue to improve existing products and develop new products that meet the needs and expectations of our customers, or our business and results of operations will be adversely impacted.

Our ability to continue to grow depends on our success in continuing to improve our existing products and develop new products that meet the needs and expectations of our customers. The improvement of existing products and development of new products requires that we successfully integrate hardware, software, and chemistry components. Consequently, the expected introductions of new products may be impacted by factors such as the complexity and uncertainty in the development of new high-technology products and the availability of qualified engineers, programmers, and other personnel in other key labor categories. New product introductions may also be impacted by the viability of supply partners for those products where we are a distributor. In addition, our ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property rights of others, our ability to protect our intellectual property from others, the acquisition and integration of other companies and intellectual property and delays in obtaining any government marketing authorizations necessary to market the products, particularly with respect to clinical diagnostics products. Factors affecting the introduction of molecular diagnostic products include the inability to develop clinical diagnostic tests based on new technologies, a determination that the tests do not provide sufficient precision and accuracy, identification of additional necessary intellectual property rights, failure to establish the clinical utility of these tests during clinical studies, and delays resulting from the timing and scope of regulatory agency reviews.

We rely on certain suppliers and manufacturers for raw materials and other products and fluctuations in the availability and price of such products and services may interfere with our ability to meet our customers’ needs.

Difficulty in obtaining raw materials and components for our products, especially in the rapidly evolving electronic components market, could affect our ability to achieve anticipated production levels. For some of our products we are dependent on a small number of suppliers of finished products and of critical raw materials and components and our ability to obtain, enter into and maintain contracts with these suppliers. We cannot assure you that we will be able to obtain, enter into or maintain all such contracts in the future. On occasion, we have been forced to redesign portions of products when a supplier of critical raw materials or components terminated its contract or no longer made the materials or components available. If we are unable to achieve anticipated production levels and meet our customers needs, our operating results could be adversely affected. In addition, our results of operations may be significantly impacted by unanticipated increases in the costs of labor, raw materials, freight, utilities and other items needed to develop, manufacture and maintain our products and operate our business.

Consolidation of our customer base and the formation of group purchasing organizations could adversely affect our sales.

In recent years, consolidation among health care providers and the formation of buying groups has put pressure on pricing and sales of our products, and in some instances, required payment of fees to group purchasing organizations. Our success in these areas affected by consolidation depends partly on our ability to enter into contracts with group purchasing organizations and integrated health networks. If we are unable to enter into contracts with group purchasing organizations and integrated health networks on terms acceptable to us, our sales may be adversely affected.

Reductions in government funding to our customers could have a negative impact on our sales.

Many of our biomedical research customers rely on government funding and a number of clinical diagnostics customers rely on prompt and full reimbursement by Medicare and equivalent programs in other countries. In addition, our biomedical research sales are affected by factors such as:

•	the level of government funding for biomedical research, bioterrorism, forensics, and food safety;

•	pharmaceutical company spending policies; and

•	access to capital by biotechnology start ups.

A reduction in the amount or types of government funding or reimbursement that affect our customers, as well as the unavailability of capital to our clinical diagnostics and biomedical research customers, could have a negative impact on our sales.

We are exposed to foreign currency risks from our international operations.

We operate a substantial portion of our business outside of the United States and are therefore exposed to fluctuations in the exchange rate between the U.S. dollar and the currencies in which our foreign subsidiaries receive revenue and pay expenses. We may enter into currency hedging arrangements in an effort to stabilize the risk of such fluctuations. There are certain costs associated with these currency hedging arrangements and we cannot assure you that such arrangements will have the full intended effect.

Our subsidiary in France has been named in a report of the Independent Inquiry Committee of the U.N. Oil-for-Food Programme as having made illicit payments to the Iraqi government.

On October 27, 2005, the Independent Inquiry Committee into the United Nations Oil-for-Food Programme published its Report on Programme Manipulation regarding the Oil for Food Program. The Report alleges that 2,253 companies that contracted with Iraq through this Program made illicit payments to the Iraqi government. The Report indicates that in 2001 Immunotech, S.A.S., a Beckman Coulter subsidiary located in France, had an $823,044 contract through the Program to provide medical supplies to the Iraqi government, that the Iraqi government had sought $74,823 in illicit payments from Immunotech, and that Immunotech made an illicit payment of $2 to the Iraqi government. Through our counsel, we have conducted a preliminary investigation into the allegations in the Report and have reported the matter to representatives of the U.S. Department of Justice and the Securities and Exchange Commission. We intend to continue investigating this matter and to cooperate with any appropriate regulatory agencies with respect to this matter. If Beckman Coulter, Immunotech or any of their employees are determined to have violated any laws or regulations, Immunotech and/or Beckman Coulter may be subject to fines, penalties, lawsuits, restrictions on their operations or other administrative actions, which might have a material adverse effect on our business and results of operations.

We are subject to general economic and political conditions and natural disasters in the United States and abroad.

Global political conditions and general economic conditions in significant foreign countries in which we do business, such as France, Germany, Japan and China could have a negative impact on our sales. In addition, natural disasters, such as hurricanes and earthquakes, could adversely affect our customers and our ability to manufacture and deliver products.

Costs associated with our supply chain initiatives will affect earnings and results of operations.

In January 2007, we announced plans to close our operations in Palo Alto, California by the end of 2008 and relocate those operations to Indianapolis, Indiana. We expect to incur costs of approximately $16 million over the next two years, including $13 million for employee severance in 2007. Our earnings and results of operations will be impacted by the scope and timing of the relocation and related charges and savings.

We are subject to various income tax risks and regulations throughout the world.

By conducting business in the U.S. and many other countries, we must continually interpret, and then comply with, the income tax rules and regulations in these countries. Different interpretations of income tax rules and regulations as applied to our facts by us and applicable tax authorities throughout the world could result, either historically or prospectively, in adverse impacts to our worldwide effective income tax rates and income tax liabilities. Other factors which could impact our worldwide effective tax rates and income tax liabilities are (i) the amount of taxable income in the various countries in which we conduct business (ii) the tax rates in those countries (iii) income tax treaties between countries, the extent to which income is repatriated between countries and (iv) future changes in income tax rules and regulations.

Failure to successfully implement and manage our transition into our new ERP system could adversely affect our results of operations.

We are in the process of implementing an enterprise resource planning system, or ERP system, in order to achieve a single, globally integrated infrastructure. This ERP system includes functionality for finance, human resources, supply chain, order management, finished goods inventory management, sales and service to replace or complement our existing legacy systems and business processes. Since the inception of the program in 2000 through December 31, 2006, we have capitalized $169.4 million of costs associated with this ERP system, which includes $60.6 million of capitalized internal labor costs and $8.5 million of capitalized interest. Based on our geographic rollout strategy, as of December 31, 2006, we have essentially implemented functionality for finance, human resources, accounts receivable management and certain purchasing systems for our global operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for sales, service and order management in most entities in Europe. Sales functionality has been implemented effective January 29, 2007 for our U.S. and Canadian operations. We plan to implement additional systems to enhance the productivity of our supply chain organization, and expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2008. If we are unable to implement and effectively manage the transition to these new systems, our operating results could be adversely affected.

Item 1.B. Unresolved Staff Comments

None

Item 2. Properties

We conduct a variety of operations at the facilities we occupy, including administrative activities, research and development, hardware and consumables manufacturing, warehouse and distribution, marketing, sales, and service. We occupy both owned and leased facilities. We believe that our production facilities meet applicable government environmental, health and safety regulations in all material respects, and industry standards for maintenance, and that our facilities in general are adequate for our current business.

United States Locations

Location	Activities Conducted	Owned or Leased

Brea, CA	Administrative, Marketing, Sales and Service, Research & Development, Hardware Manufacturing.	Leased

Carlsbad, CA	Administrative, Consumables Manufacturing.	Owned

Chino, CA	Warehouse and Distribution	Leased

Fullerton, CA	Corporate Headquarters, Administrative, Marketing, Sales and Service, Research & Development, Hardware and Consumables Manufacturing, Warehouse and Distribution.	Owned

Palo Alto, CA	Administrative, Marketing, Sales and Service, Research & Development, Hardware Manufacturing.	Leased

Porterville, CA	Printed Circuit Board Manufacturing.	Owned

Hialeah, FL	Consumables Manufacturing.	Owned and Leased

Miami, FL	Administrative, Marketing, Sales and Service, Research & Development, Hardware Manufacturing.	Leased

Opa Locka, FL	Warehouse and Distribution.	Leased

Indianapolis, IN	Administrative, Research and Development, Sales and Service, Hardware Manufacturing.	Leased

Florence, KY	Consumables Manufacturing.	Leased

Beverly, MA	Administrative, Marketing, Research and Development, Consumables Manufacturing. This facility is occupied by our Agencourt subsidiary.	Leased

Livonia, MI	Administrative, Marketing, Consumables Manufacturing. This facility is occupied by our Lumigen subsidiary.	Owned

Southfield, MI	Administrative, Marketing, Consumables Manufacturing. This facility is occupied by our Lumigen subsidiary.	Owned

Chaska, MN	Administrative, Marketing, Sales and Service, Research & Development, Hardware and Consumables Manufacturing, Warehouse and Distribution.	Leased

Somerset, NJ	Sales and Service, Warehouse and Distribution.	Leased

Sharon Hill, PA	Consumables Manufacturing.	Leased

Wesbster, TX	Administrative, Marketing, Research and Development, Consumables Manufacturing. This facility is occupied by our DSL subsidiary.	Leased

The Brea and Palo Alto, California; Miami, Florida; and Chaska, Minnesota facilities, previously owned by the company, were sold and leased back in 1998, for initial terms of twenty years with options to renew for up to an additional thirty years. In January 2007, we announced our intent to vacate the Palo Alto, CA facility by the end of 2008 and relocate the operations conducted there to Indianapolis, Indiana.

In early 2002, we entered into agreements with a third party to provide warehouse and distribution services in the United States. The products handled by that company are distributed from facilities located in Memphis, Tennessee, and Jersey City, New Jersey.

In addition, we occupy a number of relatively small leased sales and service offices throughout the United States. These offices typically house administrative support for the sales, field service, and technical staffs who provide direct customer support.

We also conduct a number of operations outside of the United States as necessary to support our international customers. Major administrative, manufacturing, and warehouse and distribution facilities are located in the following countries.

International Locations

Location	Activities Conducted	Owned or Leased

Australia	Administrative, Marketing, Sales and Service and Consumables Manufacturing.	Leased

Austria	Administrative, Marketing, Sales and Service, Hardware Manufacturing.	Leased

China	Administrative, Marketing, Sales and Service, and Hardware, Consumables Manufacturing.	Leased

France	Administrative, Marketing, Sales and Service and Consumables Manufacturing, Warehouse and Distribution.	Leased

Germany	Administrative and Consumables Manufacturing, Warehouse and Distribution.	Owned

India	Administrative, Marketing, Warehouse and Distribution.	Leased

Ireland	Administrative, Marketing, Sales and Service, Hardware and Consumables Manufacturing.	Leased

Switzerland	Administrative and Marketing.	Leased

We also have arrangements with a number of third party companies to provide warehouse and distribution services outside of the United States.

Item 3. Legal Proceedings

We are involved in a number of lawsuits, which we consider ordinary and routine in view of our size and the nature of our business. We do not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. However, we can not give any assurances regarding the ultimate outcome of these lawsuits and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

In 1998, we entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with our Miami facility. In May 2005, Cardbeck notified us that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made to Cardbeck from June 2000 to February 2005. The State of Florida has asserted that this transaction is subject to commercial rentals tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. Cardbeck has asserted that, under the 1998 sale-leaseback agreement, the Company would be responsible for any such taxes, and has demanded that we take certain actions with respect to the assessment. Both Cardbeck and the company have taken steps to challenge the assessment. We believe that our position is supported by relevant prior case law in the State of Florida and that this dispute ultimately will be adjudicated in our favor. However, there are no assurances that we will prevail.

The Company and our wholly owned subsidiary Diagnostic Systems Laboratories (“DSL”) were named as defendants in an action brought in Texas Harris County District Court by Rama Rau and Vijay Yelundur. The plaintiffs claimed that they are former owners of approximately one-third of DSL’s outstanding shares and sought rescission of the agreement under which they sold their interest in DSL to Gopal Savjani. They alleged that Mr. Savjani fraudulently induced them to sell their interest in DSL for approximately $4 million by misrepresenting the status and future prospects of DSL and failing to inform them of the potential sale of the business to the company. They also allege that these actions constituted a breach of fiduciary duties, negligent misrepresentation, and a breach of the contract under which they invested in DSL. The action was against Mr. Savjani individually, DSL, and the Company as successor in interest in DSL. In January 2007, the parties entered into a settlement agreement that resolved all of the claims and the action has been dismissed with no payment required from us.

During June 2006, Wipro Limited (“Wipro”), our former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), our India subsidiary. The action was filed in India and claimed that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the company and Wipro. Wipro obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. After a full hearing, the court affirmed its order restraining BCIPL from soliciting Wipro’s employees while arbitration is pending. BCIPL has appealed the order, but the order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also initiated arbitration against Beckman Coulter International S.A. (“BCISA”), our subsidiary who entered the original contract with Wipro, alleging that BCIPL’s actions breached the contract between BCISA. Wipro initially claimed that it experienced 18 million Euro in damages; however, in January, 2007, WIPRO reduced the damage claim to U.S. $12.3 million. The arbitration will take place in Switzerland under ICC rules and Swiss law will govern. At this time, we anticipate that the hearing will take place in July 2008. We cannot predict or determine the outcome of this litigation, nor can we estimate the amount or range of any potential liabilities that might result from an adverse outcome.

On October 27, 2005, the Independent Inquiry Committee into the United Nations Oil-for-Food Programme published its Report on Programme Manipulation regarding the Oil for Food Program. The Report alleges that 2,253 companies that contracted with Iraq through this Program made illicit payments to the Iraqi government. The Report indicates that in 2001 Immunotech, S.A.S., a Beckman Coulter subsidiary located in France, had an $823,044 contract through the Program to provide medical supplies to the Iraqi government, that the Iraqi government had sought $74,823 in illicit payments from Immunotech, and that Immunotech made an illicit payment of $2 to the Iraqi government. Through its counsel, Beckman Coulter has conducted a preliminary investigation into the allegations in the Report and has reported the matter to representatives of the U.S. Department of Justice and the Securities and Exchange Commission. We intend to continue investigating this matter and to cooperate with any appropriate regulatory agencies with respect to this matter. If Beckman Coulter, Immunotech or any of their employees are determined to have violated any laws or regulations, Immunotech and/or Beckman Coulter may be subject to fines, penalties, lawsuits, restrictions on their operations or other administrative actions, which might have a material adverse effect on Beckman Coulter’s business and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2006.

Executive Officers of Beckman Coulter

The following is a list of the executive officers of Beckman Coulter as of February 20, 2007, showing their ages, present positions and offices with Beckman Coulter and their business experience during the past five or more years. Officers are elected or approved by the Board of Directors, and serve until the next organizational meeting of the Board; however, they may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

Scott Garrett, 57, President and Chief Executive Officer

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

Carolyn D. Beaver, 49, Corporate Vice President, Controller and Chief Accounting Officer

Ms. Beaver was named Corporate Vice President and Controller of Beckman Coulter, Inc., effective August 22, 2005 and was named Chief Accounting Officer effective October 6, 2005. She was also named interim Chief Financial Officer from July 2006 through October 2006. Ms. Beaver is also a director of Commerce National Bank, Fullerton, California, and the chair of its audit committee and a member of its asset/liability committee. Ms. Beaver was an audit partner with KPMG LLP from 1987 through April 2002, and is a certified public accountant.

G. Russell Bell, 61, Senior Vice President and Chief Scientific Officer

Dr. Bell was named Senior Vice President and Chief Scientific Officer in January 2007. Previously, he was Executive Vice President, Global Businesses since July 12, 2005. Prior to that position, Dr. Bell was Group Vice President, Development and Business Centers for the Company’s Clinical Diagnostics Division. He joined the Company as President and CEO of Hybritech Incorporated, the former subsidiary of Eli Lilly and Company, acquired by Beckman Instruments, Inc. in January 1996.

Robert A. Boghosian, 61, Senior Vice President, Quality and Regulatory Affairs

Dr. Boghosian was named Senior Vice President, Quality and Regulatory Affairs effective July 12, 2005. He joined Beckman Coulter in 2003 as Vice President, Quality and Regulatory Affairs. Prior to joining Beckman Coulter, Dr. Boghosian held the position of Senior Vice President of Quality Operations at Elan Corporation.

Paul Glyer, 50, Senior Vice President, Strategy/Business Development

Mr. Glyer was named Senior Vice President, Strategy and Business Development in February 2006. He previously served as Vice President Corporate Development since July 2005 and Vice President and Treasurer since February 2003. Prior positions were: Vice President-Director, Financial Planning since November 1999 and Vice President-Director, Finance for Diagnostics Development and Corporate Manufacturing since February 1999 and Assistant Treasurer and then Treasurer from 1989 to 1999. Mr. Glyer joined the Company in 1989.

J. Robert Hurley, 57, Senior Vice President, Human Resources/Communications

Mr. Hurley was named Senior Vice President, Human Resources and Communications effective July 12, 2005. He joined Beckman Coulter in May 2005 as Vice President, Human Resources and Communications. Before Beckman Coulter, Mr. Hurley was a Corporate Vice President at Baxter International Inc.

Robert W. Kleinert, 55, Executive Vice President, Worldwide Commercial Operations

Mr. Kleinert was named Executive Vice President, Worldwide Commercial Operations in January 2007. He served as Executive Vice President, North America Commercial Operations since May 2006. He joined Beckman Coulter in 2003 as Vice President, Clinical Diagnostics Commercial Operations, Americas. Prior to Beckman Coulter, Mr. Kleinert served as President and Chief Executive Officer of Lifestream International, Inc.

Pamela A. Miller, 52, Senior Vice President, Supply Chain Management

Ms. Miller was named Senior Vice President, Supply Chain Management of Beckman Coulter, Inc., effective June 1, 2006. Ms. Miller started her 32-year career in medical diagnostics in 1974 with Kallestad Laboratories in Chaska, Minnesota. She has been in various leadership positions at Kallestad Laboratories, Sanofi Diagnostic Pasteur, and Beckman Coulter, including Research and Development, Customer Technical Support, Product Support, and Manufacturing Operations. Ms. Miller currently sits on the Executive Board of Directors for the University of St. Thomas Management Center.

Arnold A. Pinkston, 48, Senior Vice President, General Counsel and Secretary

Mr. Pinkston was named Senior Vice President and General Counsel effective November 15, 2005 and Secretary effective December 2, 2005. Prior to joining Beckman Coulter, Mr. Pinkston was Deputy General Counsel of Eli Lilly and Company, responsible for the legal affairs of Lilly USA, Eli Lilly Corporation’s global pharmaceutical products component and its global marketing and sales organization.

Roger B. Plotkin, 56, Vice President, Treasurer

Mr. Plotkin is Vice President, Treasurer. Mr. Plotkin joined Beckman Coulter, Inc. 16 years ago as the Company’s Corporate Risk Manager and assumed increasing levels of responsibility in the area of Treasury and Finance. Prior to joining the Company he held financial/risk management/underwriting positions with Maxxam Inc., Everest & Jennings International, and the Hartford Insurance Group.

Charles P. Slacik, 52, Senior Vice President and Chief Financial Officer

Mr. Slacik was named Senior Vice President and Chief Financial Officer of Beckman Coulter, Inc., effective October 25, 2006. Mr. Slacik joined Beckman Coulter from the specialty pharmaceutical company Watson Pharmaceuticals, Inc., where he was Executive Vice President and Chief Financial Officer since 2003. Prior to that, he was Senior Vice President and Chief Financial Officer at C.R. Bard, which develops and manufactures vascular, urology, oncology and surgical specialty products. Before C.R. Bard, he was with Wyeth (formerly American Home Products) in a variety of increasingly responsible positions in finance, information technology, and general management for several of the company’s divisions.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange. As of February 21, 2007 there were approximately 4,910 holders of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange – Composite Transactions reporting system during each quarter of our fiscal years ended December 31, 2006 and 2005:

	2006		2005
Fiscal Quarters	High	Low	High	Low
First	$59.83	$52.57	$72.02	$65.00
Second	55.99	49.46	70.32	63.26
Third	57.87	50.44	64.96	52.38
Fourth	60.99	56.67	58.28	49.14

The declaration and payment of dividends is at the sole discretion of our Board of Directors. Throughout 2006, we paid four quarterly dividends of $0.15 per share, for a total of $0.60 per share of common stock for the year. During 2005, we paid four quarterly dividends of $0.14 per share, for a total of $0.56 per share of common stock for the year. In 2004, we paid two quarterly dividends of $0.11 per share and two quarterly dividends of $0.13 per share, for a total of $0.48 per share of common stock for the year.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2006	N/A	N/A	N/A	N/A
November 1 through 30, 2006	20,700	$59.24	N/A	N/A
December 1 through 31, 2006	1,684,374	$59.37	1,684,374	815,626

Total	1,705,074	$59.37	1,684,374	815,626

1,684,374 of the shares above were repurchased pursuant to the stock repurchase plan authorized by the Company’s Board of Directors in December 2006. The Plan authorized the repurchase up to 2.5 million shares of Common Stock through 2008.

20,700 of the shares above were repurchased as part of the Company’s Benefit Equity Trust (the “Trust”) using proceeds from the dividends paid on shares already held in the Trust. The transfer of the shares to the Trust and the issuance of shares from the Trust was authorized by the Company’s Board of Directors in October 2004. The Trust was established to pre-fund stock-related obligations of employee benefit plans.

Performance Graph

The following graph compares our cumulative total stockholder return since December 30, 2001 with the Major Index, Industry Index and Peer Group Index composed of other companies with similar business models (Peer Group graph assumes that the value of the investment in our common stock and each index including reinvestment of dividends was $100.0 on December 30, 2001.)

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE
		Years Ending

Company / Index		Dec02	Dec03	Dec04	Dec05	Dec06
BECKMAN COULTER INC		-32.76	73.85	32.91	-14.27	6.24
S&P 500 INDEX		-22.10	28.68	10.88	4.91	15.79
S&P 500 HEALTH CARE EQUIPMENT		-12.66	32.06	12.62	0.05	4.12
S&P MIDCAP 400 INDEX		-14.51	35.62	16.48	12.56	10.32

		INDEXED RETURNS
	Base Period	Years Ending
Company / Index	Dec01	Dec02	Dec03	Dec04	Dec05	Dec06
BECKMAN COULTER INC	100	67.24	116.89	155.36	133.19	141.50
S&P 500 INDEX	100	77.90	100.25	111.15	116.61	135.03
S&P 500 HEALTH CARE EQUIPMENT	100	87.34	115.34	129.90	129.97	135.33
S&P MIDCAP 400 INDEX	100	85.49	115.94	135.05	152.00	167.69

Item 6. Selected Financial Data

(Dollars in millions, except amounts per share)

Years Ended December 31,	2006	2005	2004	2003	2002
Revenue	$2,528.5	$2,443.8	$2,408.3	$2,192.5	$2,059.4
Earnings from continuing operations	$158.2	$150.6	$210.9	$207.2	$135.5
Earnings from discontinued operations, net of tax	$28.7	-	-	-	-
Net earnings	$186.9	$150.6	$210.9	$207.2	$135.5
Basic earnings per share from continuing operations	$2.53	$2.42	$3.42	$3.38	$2.19
Basic earnings per share	$2.99	$2.42	$3.42	$3.38	$2.19
Diluted earnings per share from continuing operations	$2.47	$2.32	$3.21	$3.21	$2.08
Diluted earnings per share	$2.92	$2.32	$3.21	$3.21	$2.08
Dividends paid per share of common stock	$0.60	$0.56	$0.48	$0.40	$0.35
Shares outstanding (millions)	61.0	62.4	61.6	62.0	61.0
Weighted average common shares and dilutive potential common shares (millions)	64.0	64.9	65.8	64.5	65.1
Total assets	$3,291.7	$3,027.6	$2,789.8	$2,529.6	$2,263.6
Long-term debt, less current maturities	$952.0	$589.1	$611.7	$625.6	$626.6
Working capital	$626.5	$475.1	$667.7	$583.0	$444.6
Capital expenditures	$316.1	$243.9	$158.7	$132.9	$146.1

•

2006 includes a) restructure related charges for employee severance and other costs of $9.5 million ($15.5 million pretax); b) a $21.9 million gain ($35.0 million pretax) and an $11.8 million ($18.9 million pretax) R&D charge from the litigation settlement with Applied Biosciences; c) charges of $18.2 million ($27.5 million pretax) for license rights acquired for products in the development stage from Roche Diagnostic; d) net curtailment charges of $2.6 million ($4.0 million pretax); e) investigation charges of $1.8 million ($2.9 million pretax); f) debt extinguishment charges of $4.0 million ($7.7 million pretax); and a $28.7 million net gain on sale of APG ($48.2 million pretax). The combined impact of these items was a diluted earnings per share credit of $0.04. 2006 also includes incremental share-based compensation charges of $14.3 million ($23.0 million pretax) as a result of the implementation of SFAS No. 123(R) “Share-Based Compensation” on a modified prospective basis.

•

2005 includes a) restructure related charges for employee severance and other costs of $21.9 million ($36.4 million pretax); b) asset impairment charges and inventory write-offs of $14.6 million ($24.0 million pretax) and $1.4 million ($2.3 million pretax), respectively, related to decisions to exit certain non-strategic products and products under development; c) a $3.1 million charge due to Hurricane Katrina ($4.9 million pretax); d) officer retirement charges of $3.2 million ($5.3 million pretax); and a business development charge of $1.0 million ($1.7 million pretax). The combined impact of these items was a diluted earnings per share charge of $0.70.

•

2003 includes a) a restructure charge of $11.8 million ($18.5 million pretax); b) a non-taxable credit of $28.9 million that when combined with the related pretax expenses of $2.0 million ($1.2 million after taxes) resulted in a net credit of $27.7 million after taxes related to the settlement of a dispute associated with an escrow account created as part of the 1997 acquisition of Coulter Corporation; c) a $10.5 million litigation settlement ($17.4 million pretax) received from Flextronics (net of $5.6 million in related expenses); d) a $0.7 million charge ($1.0 million pretax) associated with the adoption of EITF 00-21 and e) a $0.5 million charge ($0.8 million pretax) associated with a strategic R&D investment. The combined impact of these items was a diluted earnings per share credit of $0.39.

•	2002 includes a $23.8 million ($39.3 million pretax) charge associated with a patent infringement settlement and related expenses. The 2002 impact on diluted earnings per share was $0.37.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We believe transparency and understandability are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our stockholders with informative disclosures and presenting an accurate view of our financial position and operating results.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following MD&A is presented in seven sections:

•	Overview
•	Strategic Initiatives
•	Critical Accounting Estimates
•	Results of Operations
•	Liquidity and Capital Resources
•	Off-Balance Sheet Arrangements and Contractual Obligations
•	Recent Accounting Developments

Overview

We are a biomedical testing company, participating in markets that we estimate totaled $47 billion in 2006 based on annual worldwide sales. Our company is dedicated to improving patient health and reducing the cost of care. We address this goal by focusing on improving the efficiency of processes within laboratories. We design, manufacture, and sell systems, services, reagents and supplies to clinical and life science laboratories around the world. Our products combine sophisticated analytical instruments, user-friendly software and sensitive chemistries, integrated into complete and simple to use systems. We simplify, automate and innovate clinical and laboratory processes so that our customers can more easily and efficiently produce accurate and precise information. Our products are used in a range of applications, from lab solutions used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. We market our products in more than 130 countries, with approximately 47% of revenue in 2006 coming from outside the United States (“U.S.”).

Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our instruments are generally provided to customers under either operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Many of our lease arrangements take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. In 2005, we reviewed our leasing policies and in response to customer preferences decided to emphasize lease contracts with terms that resulted in more OTLs. This shift to OTLs began in the third quarter of 2005, and mostly impacted the United States (“U.S.”). In 2006, nearly all of our leases in the U.S. were OTLs. The revenue from OTL leases in the U.S. was $50.7 million in 2006.

About 75% of our total revenue is generated by recurring revenue from supplies, test kits, services and operating-type lease payments. Central laboratories of mid- to large-size hospitals represent our most significant customer group. Our large installed base provides us with a significant competitive advantage and drives this profitable stream of aftermarket consumables and service. Our strategy is to extend the company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments.

Placements of products serving the clinical diagnostics markets (Chemistry Systems, Immunoassay Systems, the majority of products within Cellular Systems and some of the products within Discovery and Automation Systems) have been experiencing growth as test volumes continue to increase as a result of factors such as an aging population, increasing expenditures on chronic diseases, conditions requiring ongoing treatment (for example, diabetes, AIDS and cancer) and greater acceptance of modern medicine in emerging countries. Our customers are faced with increasing volumes of testing, a shrinking skilled labor pool and are under constant pressure to contain costs. Consequently, it has become essential for manufacturers to provide cost-effective systems to remain competitive. A large number of the products in the Discovery and Automation Systems product area are dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets. We are seeing an increase in pharmaceutical and biotechnology research and development investment along with a growing need to simplify and automate testing in the research markets. These trends have driven growth in certain areas of this market where we are focused on becoming a provider of solutions for our various customers.

Products such as the UniCel® DxI 800 Access® immunoassay system, the recently introduced UniCel® DxC 600 and 800 SYNCHRON® clinical chemistry systems and the Auto Mate front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput platforms have positioned us to gain market share and increased streams of reagent revenue in the coming years. To further the potential of these systems, we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In hematology, we continue to automate more of the testing process with recently introduced platforms to serve both high-volume hospital labs and small- to mid-sized labs.

Our after-market sales of chemistry kits, supplies and service historically have allowed us to generate substantial operating cash flows. We have used this cash flow in the past to facilitate growth in the business by developing, marketing and launching new products through internal development as well as business and technology acquisitions. Our shift to primarily OTLs which began in 2005 requires additional investment in our customer leased instruments and will require an increase in our capital expenditures over the next few years until we reach a new higher level of customer leased instruments. We expect our operating cash flows to build as our lease portfolio builds over the next few years. We expect the majority of our lease arrangements to be OTLs in future years. We have also used our operating cash flows to repurchase shares of our common stock and pay regular quarterly dividends.

In order to continue to grow, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies and remain at the forefront in helping customers advance medical science, improve patient outcomes and reduce overall healthcare costs. To remain competitive we must also acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. While we believe that our cash flow will enable us to continue to fund these activities, we are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets. Among other factors, those risks include general worldwide economic weakness, pressure on healthcare spending, constrained government research funding and our ability to obtain regulatory approvals for new products. We believe we are addressing these risks by providing our customers automated and cost effective solutions. A large number of our products require marketing authorizations from the FDA and similar agencies in other countries. We believe that we have effective quality and compliance programs in place and have been successful in obtaining the necessary clearances for our new products from the FDA and other similar agencies.

    Acquisition

On November 8, 2006, we acquired all of the outstanding shares of Lumigen, Inc. (“Lumigen”), a world-leading developer and manufacturer of novel detection chemistries for high-sensitivity testing in clinical diagnostics and life science research for a purchase price of approximately $187 million. Lumigen’s chemiluminescent chemistry is the detection method used in our Access® family of immunoassay systems. The acquisition was financed through a $185.0 million bridge loan, which was subsequently repaid with proceeds from our convertible notes offering in December 2006.

    Debt Issuance and Repayment

On June 1, 2006, approximately $56.0 million of our $100.0 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, were tendered to us for repayment by the holders of the debentures. The debentures were put to us under terms of the indenture governing the debenture agreement that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%. In connection with this redemption we incurred $2.7 million in debt extinguishment costs.

On December 12, 2006, we finalized our convertible notes offering and issued convertible notes (“Convertible Notes”), for an aggregate principal amount of $600.0 million in a private placement transaction to certain qualified institutional buyers. The Convertible Notes are due December 2036 and carry an interest rate of 2.50% that is payable semiannually and, under certain circumstances, beginning with the six-month period beginning December 15, 2012, contingent interest. Additionally, the Convertible Notes have a conversion feature that will allow the holders of the Convertible Notes to convert, in increments of $1,000 principal, their investment into 13.4748 shares of our common stock (equivalent to a conversion price of approximately $74.21 per share of common stock, subject to adjustment). In certain circumstances, the Convertible Notes may be convertible into cash up to the principal amount and, if applicable, shares of common stock with respect to any excess conversion value. Holders of the Convertible Notes may require us to repurchase all or part of their notes on December 15, 2013, 2016, 2021, 2026, and 2031 or upon the occurrence of certain designated events. Also, on or after December 20, 2013, we may redeem all or part of the Convertible Notes. Upon such events, we will repurchase or redeem such Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased or redeemed, plus accrued and unpaid interest.

The proceeds from the issuance of the Convertible Notes were used to redeem $235.0 million of the 2008 Senior Notes, to repay the $185.0 million bridge loan obtained to fund the Lumigen acquisition, and to repay $58.0 million of the outstanding amount on our Credit Facility. Proceeds were also used to repurchase $100.0 million of our common stock (approximately 1.7 million shares). We recorded debt discounts and issuance costs of $13.9 million and a debt extinguishment loss of $5.0 million as a result of the debt redemption. Lastly, related to the contingent interest feature on the Convertible Notes, we recorded a liability for the value of the embedded derivative in the amount of $1.4 million. See Note 8 “Debt Financing” of the Notes to Consolidated Financial Statements for further discussion.

Reorganization and Restructuring

During the fourth quarter 2006, we completed our “one company” reorganization initiative, which we began in 2005. The objective of the reorganization was to better enable us to leverage personnel, technologies and products by combining our two divisions in a single company structure. As part of our reorganization plans, we exited certain products and products under development. Significant projects that we decided to exit included a test under development for the detection of Bovine Spongiform Encephalopathy (mad cow disease), two lower priority investments in the Cellular product area, an immunoassay for the detection and management of sepsis, and certain non-core product lines in Discovery and Automation.

Related to the above projects and product lines, as well as other less significant products, we recorded charges of $2.3 and $24.0 million in 2006 and 2005, respectively, to write-off patents, licenses and other related assets. Charges of $0.9 and $2.3 million in 2006 and 2005, respectively, were also recorded in cost of goods sold for inventory write-offs related to the products that we are no longer offering.

We terminated approximately 432 employees worldwide as a result of the reorganization and in 2005 recorded a charge for approximately $34.8 million for severance and related benefits for affected employees and other exit and contract termination costs. Additional charges of $10.5 million were incurred in 2006.

Strategic Initiatives

Our strategic initiatives for 2007 are focused on our key growth drivers and operational improvements:

•

We are working to expand our consumables menu, particularly in Immunoassay, and believe that our focus on certain disease states will enable us to deliver enhanced testing capability to our customers, which will ultimately improve patient health.

•

We are building on our ability to help customers simplify, automate and innovate their processes. Our process leadership in customers’ laboratories supports our expansion of automation and work cells, expanding our installed base of instruments.

•	From a geographic perspective, we are expanding resources in emerging markets, including China and India, which we believe will improve our opportunities for long-term growth.

•

We have announced the closure of our manufacturing site in Palo Alto, California and the relocation of those operations to Indianapolis, Indiana. We expect that the closure of our Palo Alto site will cost approximately $16 million over the next two years, including $13 million for employee severance in 2007. We expect to begin realizing benefits from the relocation in 2008.

•

We intend to continue to streamline our supply chain operations to improve our overall cost structure over the next three years. We are expanding our use of “Lean Six-Sigma” tools throughout the company as a result of our initial success with these tools in a pilot project in our Chaska, Minnesota facility.

•

We have announced that we plan to design and build automated, fully integrated molecular diagnostic systems for clinical laboratories. Costs for the project are anticipated to be about $15 to 20 million per year through 2010, excluding any licensing fees for test menu. We expect the interest savings from the debt refinancing in December 2006 will offset a significant portion of these costs.

As part of our strategic initiatives, we expect to incur charges for supply chain management as we realign our manufacturing and distribution footprint and implement initiatives to improve productivity and reduce operating costs in the future. These activities are expected to occur principally in 2007 and 2008.

Critical Accounting Estimates

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles (“GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.

Our significant accounting policies are discussed in Note 1, Nature of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit & Finance Committee of our Board.

Revenue Recognition

For product sales, revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, when collectibility is reasonably assured and when risk of loss transfers. Credit is extended based upon the evaluation of the customer’s financial condition and we generally do not require collateral. When a customer enters into an OTL agreement, hardware revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried in customer leased instruments within property, plant and equipment and depreciated over its estimated useful life. Under an STL agreement, hardware revenue and related cost is generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Reagent revenue is generally recognized at the time of delivery or usage, or upon transfer of risk of loss, if earlier. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement or as service is performed, if not under contract.

For those STL, OTL and sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-21. The fair market value of our leased instruments is determined by a range of cash selling prices or other verifiable objective evidence, if applicable. We regularly evaluate available objective evidence of instrument fair values using historical data.

Our accounting for leases involves specific determinations under Statement of Financial Accounting Standards (“SFAS”) No. 13 “Accounting for Leases” (“SFAS No. 13”), as amended, which often involve complex provisions and significant judgments. The four criteria of SFAS No. 13 that we use in the determination of an STL or OTL are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) determination of whether or not the lease contains a bargain purchase option. Additionally, before classifying a lease as an STL, we assess whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Generally, our leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria. In 2005, we changed our standard leasing terms, primarily in the U.S., to emphasize terms which meet the criteria for OTL classification.

We have certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as 1) those dependant on fiscal funding outside of a governmental unit’s control, 2) those that can be cancelled if deemed in the best interest of either party or 3) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering our historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether exercise of the renewal option is reasonably assured.

Customer Leased Instruments

The economic life of our leased instrument and its fair value require significant accounting estimates and judgment. These estimates are based on our historical experience. The most objective measure of the economic life of our leased instrument is the original term of a lease, which is typically five years, since a majority of the instruments are returned by the lessee at or near the end of the lease term and there is not a significant after-market for our used instruments without substantial remanufacturing. We believe that this is representative of the period during which the instrument is expected to be economically usable, with normal service, for the purpose for which it is intended. We regularly evaluate the economic life of existing and new products for purposes of this determination. If the lives of our assets under operating-type leases were reduced by one year, our depreciation expense in 2006 would have increased by approximately $21 million.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are determined by 1) analyzing specific customer accounts that have known or potential collection issues and 2) applying historical loss rates to the aging of the remaining accounts receivable balances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Inventories

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market using the first-in, first-out (FIFO) method of determining inventory cost. Inventory schedules are regularly analyzed by finance and logistics personnel, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated forecast of product demand and production requirements. A significant decrease in forecasted demand could result in an increase in the amount of excess inventory quantities on hand requiring additional inventory, reserves or write-downs and increased cost of sales.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets”, (“SFAS No. 142”). SFAS No. 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned. Our future operating performance will be impacted by the future amortization of intangible assets and potential impairment charges related to goodwill if indicators of impairment exist. As a result of business acquisitions, the allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s estimate at the time of acquisition, material write-downs of intangible assets and/or goodwill may be required, which could adversely affect our operating results. We make assessments of impairment on an annual basis during the fourth quarter of our fiscal years or more frequently if indicators of potential impairment exist. See Note 6 “Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements for further discussion.

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

Legal Obligations

We are involved in a number of legal proceedings and regulatory matters which we consider to be normal for our type of business operations. As a global company active in a wide range of biomedical sciences, we may, in the normal course of our business become involved in proceedings relating to matters such as:

•	patent validity and infringement disputes;
•	contractual obligations; and
•	employment and other regulatory matters.

We cannot predict with certainty the outcome of any proceedings in which we are or may become involved. An adverse decision in a lawsuit seeking damages from us could result in a monetary award to the plaintiff and, to the extent not covered by our insurance policies or third party indemnities, could significantly harm the results of our operations. An adverse decision in a lawsuit seeking an injunction or other similar relief could significantly harm our business operations. If we lose a case in which we seek to enforce our patent rights, we could sustain a loss of future revenue as other manufacturers begin to market products based on intellectual property we developed. Litigation cases and claims raise difficult and complex legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, we may incur charges in excess of presently established provisions and related insurance or third party coverage. It is possible that our results of operations and cash flows could be materially affected by an ultimate unfavorable outcome of certain pending litigation. Although, we believe that our provisions are appropriate and in accordance with SFAS No. 5 “Accounting for Contingencies,” (“SFAS No. 5”), changes in events or circumstances could have a material adverse effect on our financial position, profitability or liquidity.

Income Taxes

We record liabilities for probable income tax assessments based on our estimate of potential tax related exposures. Recording of these assessments requires significant judgment as uncertainties often exist in respect to new laws, new interpretations of existing laws and rulings by taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. Changes in our estimates could have a material effect on our effective income tax rate in the period.

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We establish a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. An increase or decrease to net earnings may occur if we were to determine that we were able to utilize more or less of these deferred tax assets than currently expected.

Pension Plans

Effective December 31, 2006, we adopted SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income in equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. Presently, we use an actuarial measurement date of December 31 for our domestic pension plans and an actuarial measurement date of November 30 for our international pension plans. We adopted the recognition provisions of SFAS No. 158 effective December 31, 2006, except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $162.1 million, decreased total liabilities by $22.8 million and reduced total stockholders’ equity by $139.3 million, net of taxes. The adoption of SFAS No. 158 did not affect our results of operations.

Our funding policy provides that payments to our domestic pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974. In accordance with SFAS No. 87 “Employers’ Accounting for Pensions,” the expected long-term rate of return on plan assets is an assumption as to the rate of return on plan assets reflecting the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the projected benefit obligation. Our review of this long-term return assumption is done in conjunction with our pension plan investment advisors and our actuaries. We also review historical cumulative returns on plan assets. The rate of return is dependent upon an investment strategy and the plan asset allocation. While there is no absolute predictor of future performance, our historical return on plan assets has been over 9% and we believe this historical performance is a fair approximation of what our plan assets can achieve over a variety of market conditions over the long-term. See Note 15 “Retirement Benefits” of the Notes to Consolidated Financial Statements for further discussion. We believe our rate of return assumption is reasonable based on our long term investment strategy and allocation of our plan assets, which at December 31, 2006 had an allocation in our U.S. plan as follows: 67% equities, 20% fixed income, 7% real estate and 6% other.

The discount rate is an assumption used to determine the actuarial present value of benefits attributed to the services rendered by participants in our pension plans. The rate used reflects our best estimate of the rate at which pension benefits will be effectively settled. The discount rates are developed based on benchmarking indexes. The benchmarking indexes are obtained by using high-quality long-term corporate bond yields currently available with terms similar to the expected timing of payments to be made under our pension obligation. We index our discount rate to the Moody’s AA bond yield and deem it appropriate to add 25 basis points to Moody’s AA bond rate given the characteristics of the Moody’s index compared to the expected timing of benefit payments.

Changes in the expected long term rate of return or discount rate could have a material effect on our reported pension obligation and related pension expense. The following table outlines the approximate impact that a 0.25% increase or decrease in the rate of return or discount rate would have on our U.S. pension expense and projected benefit obligation (in millions):

	Pension Cost	Projected Benefit Obligation
0.25% Increase / Decrease in Expected Rate of Return	$1.6	n/a
0.25% Increase / Decrease in Discount Rate	$1.6	$16.6

We amended our pension plans effective December 31, 2006, to freeze benefits to employees who are under the age of 40 or have less than five years of vested service. These employees will no longer earn additional benefits in the pension plan. Instead, these employees and those hired after December 31, 2006, will be eligible to participate in the retirement account plan which is a defined contribution plan.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payments” (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options, employee stock purchases under the Employee Stock Purchase Plan, restricted stock and performance shares, under the modified prospective transition method. Share-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest. Our operating expenses for 2006 included an incremental share-based compensation expense of $23.0 million ($14.3 million net of tax). SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes option-pricing model. The Black-Scholes option-pricing model incorporates various assumptions, including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS No. 123(R) and Staff Accounting Bulletin No. 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of SFAS No. 123(R) in future periods, the compensation expense that we record under SFAS No. 123(R) may differ significantly from what we have recorded in the current period. We evaluate and adjust our assumptions on an annual basis. See Note 14 “Employee Benefits – Share-Based Compensation” of the Notes to Consolidated Financial Statements for further discussion.

Derivative Financial Instruments

We account for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as amended. The provisions of the statement require the recognition of all derivatives as either assets or liabilities in the consolidated balance sheets and the measurement of those instruments at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other non-operating (income) expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive (loss) income (i.e., derivatives qualifying as hedges) and is subsequently recognized in other non-operating (income) expense upon the recognition of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in other non-operating (income) expense. If the derivative is designated as hedging the foreign currency exposure of a net investment in a foreign operation (“net investment hedge”), the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive (loss) income (i.e., cumulative foreign currency translation adjustment).

Our derivative financial instruments also include an embedded derivative related to the contingent interest feature on our Convertible Notes. The contingent interest feature has been bifurcated and recorded separately in long-term debt in the accompanying consolidated balance sheets. The initial fair value assigned to the embedded derivative was $1.4 million. The Company utilizes a probability weighted valuation model to determine the fair value of the embedded derivative. Changes to the fair value of this embedded derivative will be reflected as an adjustment to interest expense in future periods. See Note 8 “Debt Financing” of the Notes to Consolidated Financial Statements for a more detailed description of this feature of the Convertible Notes.

Results of Operations

Management reviews revenue by product area and by major geographic area. To facilitate our understanding of results, we review revenue on both a reported and constant currency basis. We define constant currency revenue as current period revenue in local currency translated to U.S. dollars at the prior year’s average foreign currency exchange rate. This measure provides information on revenue growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. Constant currency revenue and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency revenue is not an alternative measure of revenue on a U.S. GAAP basis.

2006 Compared to 2005

Revenue

The following provides key product area and geographical revenue information, including products and service revenue, for 2006 and 2005 (dollar amounts in millions):

	2006 Revenue	2005 Revenue	Reported Growth %	Constant Currency Growth % *
Chemistry Systems	$677.1	$688.7	(1.7)%	(1.7)%
Cellular Systems	806.3	807.7	(0.2)%	(0.2)%
Immunoassay Systems	484.4	415.1	16.7%	16.5%
Discovery and Automation Systems	560.7	532.3	5.3%	5.0%

	$2,528.5	$2,443.8	3.5%	3.3%

United States	$1,330.0	$1,267.6	4.9%	4.9%
International	1,198.5	1,176.2	1.9%	1.6%

	$2,528.5	$2,443.8	3.5%	3.3%

*	Constant currency growth is not a U.S. Generally Accepted Accounting Principles (“GAAP”) defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency revenue (see above) less prior year reported revenue

Prior year reported revenue

As discussed above in the Overview, in the latter half of 2005, we made a leasing policy change and shifted from emphasizing STLs to OTLs. We expect this change to improve competitiveness and operating efficiency over the long term. Under OTLs the recognition of instrument revenue and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs the recognition of instrument revenue and earnings is at the inception of the lease. As a result, in the latter half of 2005 and for most of 2006, revenue was negatively impacted. However, during the third quarter, we passed the anniversary of our leasing policy shift, resulting in more comparative revenue results quarter over prior year quarter. The leasing policy shift negatively impacted instrument revenue across many of our product lines during the first three quarters. This change was partially offset by the benefit of the acquisitions of Agencourt and Diagnostic Systems Laboratories (“DSL”) in 2005 and Lumigen in 2006, and continued placements of our instrument systems, which in turn drives growth in aftermarket consumables revenue. Consumables revenue across all product lines grew 10.5% in 2006 as a result of this large and growing installed base of systems and a greater average utilization of reagents.

A discussion of revenue by major product area for the year ended December 31, 2006 follows:

Chemistry Systems

Revenue was down in Chemistry Systems by 1.7% in 2006. The decrease in chemistry revenue is due primarily to the shift to OTL customer contracts. Hardware revenue for this product line is one of the areas most affected by the leasing policy change. Pricing declines were more than offset by increased utilization of reagents on newer systems due to reagent capacity and productivity enhancements. We had a second record year in new placements of our chemistry systems lead by the SYNCHRON® Unicel® DxC 600 and 800 systems and our new chemistry/immunoassay 2nd generation work cell, the DxC 600i.

Cellular Systems

Revenue in Cellular System was similar to 2005. Sales in this area consist of hematology, hemostasis and flow cytometry systems. Hardware revenue for this product line decreased in 2006 primarily due to the impact of the leasing policy shift. This decrease in revenue was offset by revenue growth in consumables and services.

Immunoassay Systems

Revenue in Immunoassay Systems was up 16.7% in 2006 despite the impact of the leasing policy shift which reduced reported hardware revenue. This increase is due to continued increases in the installed base of the Unicel®DxI 800 Access® Immunoassay System, an advanced high-throughput analyzer, and the related increase in consumables revenue. The acquisition of DSL and Lumigen, in the fourth quarters of 2005 and 2006, respectively, contributed to the growth in Immunoassay Systems. Access® consumables revenue not affected by the leasing shift or acquisitions, grew over the prior year by 17.4%.

Discovery and Automation Systems

Revenue in Discovery and Automation Systems was up 5.3% in 2006. Sales in this area were less impacted by the leasing policy shift. The revenue growth was primarily due to the increase in clinical lab automation and the acquisition of Agencourt in May 2005. This increase was partially offset by weakness in sales to life sciences markets. Clinical lab automation continues to be a key emphasis for us and our overall strategy as our customers increasingly focus on efficiency and cost savings that can be provided by increased automation.

Revenue by Major Geography

Revenue in the U. S. was up 4.9% in 2006 primarily as a result of increased reagent revenue across all product lines in the U.S. Offsetting this growth were declines in revenue in Clinical Chemistry and Cellular systems, which were impacted by the leasing policy shift to OTLs. Consumables revenue in all product areas in the U.S. was up 14.1% for 2006 and was primarily driven by a significant increase in Immunoassay revenue. Contributing to the increase in Immunoassay revenue was the following:

•	the DSL acquisition in October 2005;
•	unit placements of new chemistry/immunoassay 2nd generation work cell DxC 600i; and
•	continued growth in the installed base of our Access and UniCel DxI 800 Immunoassay systems.

Discovery & Automation revenue was up primarily due to clinical automation and the acquisition of Agencourt in May 2005.

International revenue was up 1.9% reported and 1.6% in constant currency in 2006. International revenue was led by results in Europe where we experienced growth of 3.9% reported and 3.7% in constant currency. Growth was due to strong sales in Southern Europe and dealer markets as a result of increases in both Immunoassay Systems and Cellular Systems. The revenue increase was offset by a decrease in Asia Pacific of 5.2% down 3.4% in constant currency. This decrease is attributed to dealer transitioning and more direct selling in the territory, changing government regulations and a government review of overall hospital buying practices in China. This decrease in China was partially offset by strong performances in Southeast Asia and Korea.

Service Revenue

Service revenue, which is derived from contracts for services and maintenance calls on our installed instruments, increased 5.7% to $398.0 million in 2006 from $376.7 million in 2005. The increase was due primarily to our growing installed base of instruments under service contracts.

Gross Profit

Gross profit as a percentage of revenue (“gross margin”) was 47.3% and 46.1% in 2006 and 2005, respectively. Gross margin primarily improved as a result of increased sales of higher margin consumables and improved efficiency particularly in our service organization, which favorably impacted gross margin by 0.8 and 0.5 percentage points, respectively.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $35.3 million to $687.6 million or 27.2% of revenue in 2006 from $652.3 million or 26.7% of revenue in the prior year. The increase in SG&A expenses was primarily due to:

•	the incremental impact of share-based compensation expense as required by SFAS No. 123(R), which increased SG&A expenses by $13.6 million;

•	incremental operating expenses from the Agencourt, DSL, and Lumigen acquisitions;

•	an incremental curtailment charge of $2.3 million associated with changes to our pension plans in the U.S; and

•

approximately $3 million of costs incurred in connection with an inquiry directed by the Audit and Finance Committee of the Board of Directors, wherein allegations made by a former employee were determined to be unsubstantiated.

Research and development (“R&D”) expenses increased $56.0 million to $264.9 million in 2006 from $208.9 million in 2005. R&D as a percentage of revenue was 10.5% and 8.5% in 2006 and 2005, respectively. This increase in R&D spending is due primarily to:

•	$27.5 million to obtain a clinical diagnostic license to certain real time PCR thermalcycling technologies acquired from Roche Diagnostics;
•	$18.9 million for license rights in the diagnostic market for certain real time PCR thermalcycling technologies acquired from Applera;
•	incremental R&D charges from recent acquisitions; and

•	the incremental impact of SFAS No. 123(R) share-based compensation expense, which increased R&D expenses by $6.3 million.

Restructuring Activities and Asset Impairments

In 2006, we completed our reorganization and restructuring, which we announced in 2005. Accordingly, in 2006 and 2005, in connection with these activities, we recorded charges of $6.1 million and $25.6 million, respectively, for costs related to the restructuring. Also, employee severance and benefit related as well as other restructure related charges of $10.5 million and $34.8 million, respectively, were recorded in 2006 and 2005 for positions eliminated as part of the reorganization. Approximately $26.8 million and $4.4 million of employee severance and benefit costs were paid in 2006 and 2005, respectively.

Related to our restructuring activities, we recorded an impairment charge of $2.3 million and $24.0 million in 2006 and 2005, respectively, to write-off patents, licenses and other related assets. Additionally, in 2006 and 2005 charges of $0.9 million and $2.3 million, respectively were recorded to cost of goods sold for inventory write-offs related to discontinued product lines. Charges of $3.8 million and $1.6 million were also recorded for other costs related to the restructuring in 2006 and 2005, respectively. See Note 4 “Restructuring Activities and Asset Impairment Charges” of the Notes to Consolidated Financial Statements.

Litigation Settlement

During 2006, as part of our agreement with Applera, we recorded a $35.0 million gain related to the signing of a release of any and all claims of infringement relating to certain DNA sequencer and thermal cycler products.

Non-Operating Income and Expenses

Interest income includes interest earned on STL receivables, which are declining as result of the leasing policy shift. Interest income decreased $4.1 million to $14.0 million in 2006 from $18.1 million in 2005 due to lower STL balances.

Interest expense increased $4.2 million to $48.0 million in 2006 from $43.8 million in 2005 primarily due to higher variable interest rates and increased borrowings under our credit facility and other notes. The increase was offset by capitalization of interest of $5.4 million related to costs incurred for internal use computer software in 2006, compared to $3.1 million of interest capitalized in 2005.

Other non-operating (income) and expense includes the following (in millions):

	2006	2005
Foreign exchange and related derivative activity	$4.0	$16.7
Other	2.0	(2.3)

Total	$6.0	$14.4

The decrease in foreign currency related activity costs is due primarily to decreased hedging expense resulting from the impact of our currency hedges offsetting a weak U.S. dollar in the first half of 2006 relative to prior year.

Debt Extinguishment Loss

On June 1, 2006, approximately $56 million of our $100.0 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, were tendered by the holders of the debentures. The debentures were put to us under terms of the indenture governing the debentures agreement that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%. In connection with this redemption we incurred a loss of $2.7 million on debt extinguishment.

In connection with our convertible notes offering, we incurred a loss on debt extinguishment of approximately $5.0 million, as a result of repurchasing 98% of our $240.0 million 2008 Senior Notes and the repayment of our $185.0 million bridge loan obtained to finance the acquisition of Lumigen.

Discontinued Operations

In July 2006, we sold our non-controlling interest in APG, a developer of next-generation genetic sequencing technologies which was acquired in connection with the Agencourt acquisition. We received approximately $50 million in cash, eliminated liabilities of $3 million and recognized a gain from the sale of $53.4 million. APG recognized compensation costs of approximately $9 million during the year ended December 31, 2006, as a result of the acceleration of vesting of restricted stock and stock options upon the sale of APG. The gain and APG’s operating results, net of minority interest and taxes, are included in discontinued operations in the consolidated statements of earnings.

Income Taxes

Income tax as a percentage of pretax earnings from continuing operations was 26.5% in 2006 compared with 9.1% in 2005. The benefits of the resolution of prior period tax matters which reduced our effective tax rate in 2005 by 13 percentage points had only a 1 percentage point benefit to our effective tax rate in 2006. Our effective tax rate in 2006 was lower than the U.S. federal statutory rate due primarily to:

•	lower taxes on profits earned in foreign countries;
•	various tax credits, including R&D tax credits;
•	extraterritorial income exclusion (“EIE”) and the deduction allowed under Section 199 of the US Tax Code; and
•	settlements of various income tax audits world-wide.

The factors above were partially offset by state taxes, which increased the effective tax rate by 2.5% in 2006.

Income tax as a percentage of pretax earnings from continuing operations in 2005 was impacted by several items as follows:

•	IRS notices that clarified the tax treatment of the Homeland Investment provisions of the American Jobs Creation Act of 2004;
•	geographic profit mix, which includes restructuring expenses;
•	the final settlement of the remaining segments of the IRS audit of the Company for tax years 1998 through 2002; and
•	the reduction/reversal of valuation allowances on certain deferred tax assets.

See Note 11 “Income Taxes” of the Notes to Consolidated Financial Statements for a reconciliation of the U.S. statutory tax rate to our effective tax rate. We expect the effective tax rate in 2007 to be greater than that of 2006 due in part to the expiration of the EIE provisions and changes in our geographic profit mix. Our 2007 effective tax rate will be impacted by a number of factors including, but not limited to, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, our utilization of tax credits and our geographic profit mix.

2005 Compared to 2004

Revenue

The following provides key product area and geographical revenue information including product and service revenue, for 2005 and 2004 (dollar amounts in millions):

	2005 Revenue	2004 Revenue	Reported Growth %	Constant Currency Growth % *
Chemistry Systems	$688.7	$704.7	(2.3)	(3.3)
Cellular Systems	807.7	791.4	2.1	1.3
Immunoassay Systems	415.1	374.4	10.9	9.7
Discovery and Automation Systems	532.3	537.8	(1.0)	(1.7)

	$2,443.8	$2,408.3	1.5	0.6

United States	$1,267.6	$1,333.7	(5.0)	(5.0)
International	1,176.2	1,074.6	9.5	7.5

	$2,443.8	$2,408.3	1.5	0.6

*	Constant currency growth is not a U.S. Generally Accepted Accounting Principles (“GAAP”) defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency revenue (see above) less prior year reported revenue

Prior year reported revenue

As discussed above in the Overview, we are undergoing a shift from STLs to OTLs. This increasing number of OTLs began negatively impacting revenue in 2005. Under OTLs the recognition of instrument revenue and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs the recognition of instrument revenue and earnings is at the inception of the lease. This shift impacted instrument related revenue within most product areas. Over the longer term, we expect this change to improve competitiveness and operating efficiency. While this change negatively impacted instrument revenue across many of our product lines, we continued to experience robust placements of our instruments which in turn drive growth in aftermarket consumables revenue. Consumables revenue across all product lines grew 10.4% in 2005 as a result of this large and growing installed base of systems and a greater average utilization of reagents.

A discussion of revenue by major product area for the year ended December 31, 2005 follows:

Chemistry Systems

Revenue was down 2.3% in 2005 due primarily to the mid year change in emphasis to OTL customer contracts as this product area is one of the most affected by the leasing policy change. Placements of our new Unicel® DxC 600 and 800 SYNCHRON® systems outperformed our expectations and contributed to increased year-over-year system placements in Chemistry Systems. As a result of the unit placements, we also generated more consumables revenue in this product area. Consumables revenue for this product line grew 5.5% in 2005. Partially offsetting our growth in chemistry consumables was the impact of raw material supply problems with certain reagents. We have taken steps to address and resolve these issues.

Cellular Systems

Revenue in Cellular Systems was up 2.1% in 2005. Placements of the COULTER® LH 500 mid-range and COULTER® LH 750 high-throughput hematology systems, FC 500 and XL cytometers contributed to growth in this area and were partially offset by declines due to leasing policy changes.

Immunoassay Systems

Revenue in Immunoassay Systems was up 10.9% in 2005. This product area was also significantly impacted by the leasing policy change in the third quarter. However, this impact was offset in part by continued solid placements of the UniCel®DxI 800 Access® Immunoassay System, and a related increase in reagent revenue, as we increased our market share with this advanced high-throughput analyzer.

Discovery and Automation Systems

Revenue in Discovery and Automation Systems was down 1% in 2005 primarily as a result of the leasing policy shift. Prior year placements of clinical lab automation products were particularly strong, due to the timing of several large orders. Automation revenue takes a considerable amount of time and effort to consummate and is therefore subject to significant volatility. Clinical lab automation continues to be a key emphasis for us and our overall strategy as our customers continue to focus on efficiency and cost savings that can be provided by increased automation. Offsetting the impact of the leasing policy shift and volatility in automation was growth in placements of our high-performance and ultra centrifuges.

Service Revenue

Service revenue, which is also included in the product area discussions above, increased 4.2% in 2005 from $361.5 million in 2004 to $376.7 million in 2005. The increase was due primarily to our growing installed base of instruments.

Revenue by Major Geography

Revenue in the U. S. was down 5% in 2005 primarily as a result of the shift toward OTLs. Revenue in Chemistry Systems, Cellular Systems and Immunoassay Systems were all negatively impacted by the leasing policy change while unit placements and reagent revenue were up across several product lines. Consumables revenue in all product areas in the U.S. was up 8.9% for 2005. Discovery & Automation revenue was down primarily as a result of the timing of several large orders received in 2004 as compared to 2005.

International revenue was up 9.5% reported and up 7.5% in constant currency in 2005. International revenue was led by results in Europe where we experienced growth in both Immunoassay Systems and Discovery and Automation in France and in our European dealer markets as our products continue to gain acceptance. These results were offset by market weakness in Germany. Revenue in the Far East was aided by continued strength in China and South East Asia offset by a recent decline in demand in Japan as this country contends with health care reimbursement reforms and constraints on spending in the life sciences research market.

Gross Profit

Gross profit as a percentage of revenue (“gross margin”) was 46.1% and 47.2% for 2005 and 2004, respectively. The decrease in gross margin was due to the following:

•	higher costs in our service function as we invest more in personnel to support installation and training for our new instruments, which unfavorably impacted gross margin by 0.3 percentage points; and
•

higher non-standard costs for such items as freight, new product support, unfavorable overhead absorption variances and the impact of inventory write-offs as a result of our reorganization and re-focusing, which unfavorably impacted gross margin by 1.3 percentage points; partially offset by;

•	currency which favorably impacted gross margin by 0.3 percentage points; and
•	favorable product mix arising from higher profit consumables revenue, which favorably impacted gross margin by 0.2 percentage points.

Operating Expenses

Selling, general and administrative (“SG&A”) expenses increased $46.3 million to $652.3 million or 26.7% of revenue in 2005 from $606.0 million or 25.2% of revenue in the prior year. The increase in SG&A expenses was primarily due to:

•	increased spending related to our new product launches and increased accruals under certain employee performance based compensation plans;
•	a $4.9 million charge recorded to reserve for impaired receivables and write-off damaged leased equipment as a result of Hurricane Katrina;
•

a $5.3 million charge in connection with the retirement of our former CEO as a result of supplemental pension plan elections and the acceleration of a restricted stock award in the second quarter of 2005;

•	a $1.7 million charge for a potential business development transaction that we decided not to pursue recorded in the second quarter of 2005; and

•	a $2.6 million reduction of an environmental reserve in the second quarter of 2005 as a result of a decrease in the estimated costs of remediation.

Research and development (“R&D”) expenses increased $8.9 million to $208.9 million in 2005 from $200.0 million in 2004. R&D as a percentage of revenue was 8.5% and 8.3% in 2005 and 2004, respectively. The increase in R&D spending is due primarily to the timing of certain projects and increased investment in next generation systems and tests.

Restructuring Activities

As a result of the reorganization activities, we decided to exit certain non-strategic products and products under development, as it was determined that we no longer had significant revenue or cash flow expectations for the related products. Accordingly, in 2005, we recorded a $25.6 million charge to write-off patents, licenses and other related assets and liabilities. Employee severance and related charges of $34.8 million were also taken for certain positions identified as part of the restructuring, see Note 4 “Restructuring Activities and Asset Impairments” of the Notes to Consolidated Financial Statements for more information.

Non-Operating Income and Expenses

Interest income includes income from STL receivables. Interest income increased $4.9 million to $18.1 million in 2005 from $13.2 million in 2004, due primarily to the higher outstanding balances of STL receivables. These receivables generate interest income over the life of the lease and are occasionally sold to a third party. See Note 5 “Sale of Assets” of the Notes to Consolidated Financial Statements for more information.

Interest expense increased $7.6 million to $43.8 million in 2005 from $36.2 million in 2004 primarily due to higher variable interest rates and increased borrowing under our credit facility as a result of the acquisitions of Agencourt and DSL. The increase was partially offset by capitalization of interest of $3.1 million related to costs incurred for internal use computer software.

Other non-operating (income) and expense includes the following (in millions):

	2005	2004
Foreign exchange and related derivative activity	$16.7	$33.2
Gain on sale of the assets of LAO	-	(1.4)
Other	(2.3)	(2.0)

Total	$14.4	$29.8

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

Income Taxes

Income tax as a percentage of pretax income was 9.1% and 24.2% for the years 2005 and 2004, respectively and income tax as a percentage of pretax income in 2005 was impacted by several items as follows:

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

Income tax as a percentage of pretax income in 2004 was impacted by the resolution of certain segments of the IRS audit for the tax years ended 1998 through 2002 and the repatriation of $88.0 million of formerly indefinitely reinvested foreign earnings in 2004 under the Homeland Investment provisions of the American Jobs Creation Act.

Liquidity and Capital Resources

The following is a summary of our cash flow from operating, investing and financing activities, as reflected in our consolidated statements of cash flows:

	2006	2005
Cash provided by (used in):
Operating activities	$322.6	$419.7
Investing activities	(460.5)	(484.5)
Financing activities	149.9	56.6
Effect of exchange rate changes on cash and cash equivalents	5.6	(2.1)

Change in cash and cash equivalents	$17.6	$(10.3)

Cash flows provided by operating activities were $97.1 million lower in 2006 than 2005 primarily due to:

•	Increased pension contributions of $46.0 million in 2006 that did not occur in 2005;
•	The payment of $26.8 million related to restructuring expenses in 2006 and $4.4 million in 2005;
•	Higher levels of trade receivables and lower accounts payable, partially offset by lower levels of inventory; and
•

Operating activities of discontinued operations which used cash of $21.6 million in 2006, primarily related to tax payments associated with the sale of APG. The $50.2 million of proceeds from the sale of APG are included in cash flows from investing activities.

Investing activities used cash of $510.7 million from continuing operations and $460.5 million, net of discontinued operations in 2006. Cash provided by discontinued operations of $50.2 million represents the cash proceeds received from the sale of APG in July 2006. Cash used in investing activities from continuing operations increased over prior year primarily as a result of increased customer leased instruments as a result of our leasing policy shift (see Results of Operations for more information). Expenditures for customer leased instruments comprised a substantial portion of our total capital expenditures of $316.1 million and $243.9 million in 2006 and 2005, respectively. Approximately 73% and 68%, in 2006 and 2005, respectively, were for customer leased instruments. These expenditures are expected to continue to rise in the future. Also contributing to the increase in cash used in investing activities was increased capital spending related to the insourcing of a portion of our U.S. distribution network and our implementation of our global ERP system.

In November 2006, we acquired Lumigen for a purchase price of approximately $187 million. This acquisition was initially funded through a bridge loan, which was subsequently repaid with proceeds from our convertible notes offering in December 2006.

In December 2006, we issued $600.0 million of Convertible Notes. Proceeds were used to repurchase approximately 98% of our $240.0 million Senior Notes due in 2008 (the remaining 2% of the Senior Notes were repaid in January 2007), repay our bridge loan used to finance the acquisition of Lumigen and to repay $58.0 million of our outstanding Credit Facility. Proceeds were also used to repurchase approximately 1.7 million shares of our common stock in addition to the 1.6 million shares purchased earlier in 2006. Total stock repurchases were $188.4 million and $62.8 million in 2006 and 2005, respectively.

Additionally, we will file a shelf registration statement no later than 270 days after the issuance of the notes. If the registration statement is not filed or has not become effective within the time period, we will be required to pay additional interest to the holders of the notes. The additional interest is at a rate of .25% for the first 90 days after occurrence and .50% after 90 days but will not accrue after the 2nd anniversary date of the Convertible Notes offering.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management and Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through December 31, 2006, we have capitalized $169.4 million of costs associated with this ERP system, which includes $60.6 million of capitalized internal labor costs and $8.5 million of capitalized interest. Based on our geographic rollout strategy, as of December 31, 2006, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe. In January 2007, sales functionality was implemented for our U.S. and Canadian operations, and as a result, in 2007, we will begin amortizing the cost, which will increase our amortization by $8.0 million per year. In 2007 and 2008 we intend to develop and implement additional functionality for our supply chain. We expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2008. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

Our business model, in particular revenue from operating type leases, after-market kits, supplies and service, allows us to generate substantial operating cash flows. However, due to the leasing transition we are currently investing a substantial portion of this cash flow in instruments leased to customers. We expect the level of investment to stabilize in a few years when existing sales type leases have been replaced with operating type leases. We anticipate our operating cash flows will continue to satisfy our working capital requirements without the need for substantial additional indebtedness. This allows us to invest in areas that will help meet our strategic objectives.

During the next twelve months, we anticipate future uses of cash to include acquisitions of new technologies through license arrangements; capital expenditures including customer leased instruments as we continue to invest in operating-type leases; pension contributions of approximately $36 million; and dividends. We expect capital expenditures in 2007 to be approximately $325 to $350 million. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2007 of $0.16 per share. We expect to fund these uses of cash with existing cash balances and cash generated by operating activities. We may also use our cash or other sources of liquidity to fund business acquisitions.

Our Credit Facility agreement will terminate in January 2010. This agreement as amended provides us with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. We also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At December 31, 2006 there was $55.0 million drawn on the Credit Facility.

In October, 2002, we filed a “universal shelf” registration statement with the U.S. Securities and Exchange Commission for the offer and sale of up to $500 million of securities, which may include debt securities, preferred stock, common stock and warrants to purchase debt securities, common stock, preferred stock or depository shares. We have no immediate plans to offer or sell any securities.

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

The following is included in long-term debt at December 31, 2006 and 2005 (dollar amounts in millions):

	Average Rate of Interest	2006	2005
Convertible Notes, unsecured, due 2036	2.50%	$598.6	$-
Senior Notes, unsecured, due 2008	7.45%	4.9	240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	44.2	100.0
Revolving credit facility	5.70%	55.0	75.0
Other long-term debt	2.48%	29.9	33.6

Capital Expenditures

Customer leased instruments comprise a substantial portion of our total capital expenditures. An OTL is one form of lease transaction where the customer enters into a long-term cancellable contract to rent the instruments. We expect our OTL instrument balance to increase as the majority of our contracts are from OTL transactions. We incurred capital expenditures related to OTL instruments of $230.0 million and $164.8 million during the years ended December 31, 2006 and 2005, respectively. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents and short-term investments.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

The following represents a summary of our contractual obligations and commitments (in millions) as of December 31, 2006:

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
Long-term Debt and interest (a)	$1,562.1	$43.6	$45.4	$35.6	$102.3	$269.3	$1,065.9
Operating leases	397.6	60.9	54.5	47.8	43.0	41.0	150.4
Other(b)	338.7	246.6	35.3	20.1	14.8	8.5	13.4

Total contractual cash obligations	$2,298.4	$351.1	$135.2	$103.5	$160.1	$318.8	$1,229.7

(a)	The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates, or the earliest date the debt may be put to us by the holder. The amounts include interest, but exclude the unamortized discount of $15.8 million, and the $8.1 million fair value adjustment recorded for the reverse interest rate swap as permitted by SFAS No. 133. See Note 8 “Debt Financing” of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

(b)	Other consists primarily of inventory purchase commitments.

(c)	We have announced the closure of our manufacturing site in Palo Alto, California and the relocation of those operations to Indianapolis, Indiana. We expect that the closure of our Palo Alto site will cost approximately $16 million over the next two years, including $13 million for employee severance in 2007. We expect to begin realizing benefits from the relocation in 2008.

Recent Accounting Developments

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Entities with fiscal years that begin on (or after) December 15, 2006 are required to adopt FIN 48 at January 1, 2007. We are currently evaluating the impact of FIN 48 on our consolidated results of operations and financial position but have not yet determined or reasonably estimated the impact at December 31, 2006. We will be required to adopt this interpretation effective January 1, 2007.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement in 2007 is not expected to have a material impact on our consolidated financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The effective date of this statement is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of the adoption of SFAS No. 157.

Forward-Looking Statements

This annual report contains forward-looking statements. These statements are intended to be identified by the use of words such as “believes”, “expects”, “plans”, “may”, “will”, “could”, “should”, “anticipates”, “likely”, “estimates”, or other comparable words, or by discussions of our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are included throughout this report and include, among other things, statements concerning:

•	our business strategy, anticipated gains in market share and anticipated developments in our markets;

•	expected costs and benefits of planned streamlining of our supply chain operations;

•	the impact of shifting our lease agreements to predominantly operating-type leases;

•	the schedule for completion of our ERP program and the expected increase in our amortization cost as a result of deployment in 2007;

•	our liquidity requirements and capital resources;

•	the effects of litigation;

•	sources of new products;

•	expected changes in our effective income tax rate; and

•	our anticipated operating cash flows and their use.

These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including, those identified under “Item 1A. Risk Factors,” and “Item 1. Business—Government Regulations” and “—Environmental Matters” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of these risks and uncertainties could cause actual results to differ materially from those anticipated by these forward-looking statements.

Although we believe we have the product offerings and resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following information about potential effects of changes in currency exchange and interest rates is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•	it is based on a single point in time; and

•	it does not include the effects of other complex market reactions that would arise from the changes modeled.

Although the results of the analysis may be useful as a benchmark, they should not be viewed as forecasts.

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian dollar. As of December 31, 2006 and 2005, the notional amounts of all derivative foreign exchange contracts was $389.5 million and $272.3 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all derivative foreign exchange contracts as of December 31, 2006 and 2005, was a net asset of $4.8 million and $10.8 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at December 31, 2006. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $19.0 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $8.2 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase the Company’s pre-tax earnings by $1.3 million based on the amount of variable rate debt outstanding at December 31, 2006.

Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 9 “Derivatives” of the Notes to Consolidated Financial Statements.

Financial Risk Management

Our risk management program, developed by senior management and approved by the board of directors, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposures to fluctuations in the financial markets are to changes in foreign exchange rates and interest rates.

Foreign exchange risk arises because our reporting currency is the U.S. dollar and we generate approximately 47% of our revenue in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater than U.S. dollar-denominated revenue as a percentage of total net revenue. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations, and depreciation of the U.S. dollar against such currencies has a positive impact.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beckman Coulter, Inc.:

We have audited the accompanying consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(3). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), and changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Costa Mesa, California

February 21, 2007

Consolidated Balance Sheets

(in millions, except amounts per share)

	December 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$75.2	$57.6
Trade and other receivables, net	671.5	601.6
Inventories	455.8	461.8
Deferred income taxes	83.2	62.8
Prepaids and other current assets	52.4	49.8

Total current assets	1,338.1	1,233.6
Property, plant and equipment, net	721.0	552.5
Goodwill	672.7	548.2
Other intangible assets less accumulated amortization of $107.7 and $87.8 at 2006 and 2005, respectively	397.4	354.5
Other assets	162.5	338.8

Total assets	$3,291.7	$3,027.6

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$180.3	$171.2
Accrued expenses	387.9	384.0
Income taxes payable	60.9	48.1
Notes payable	73.2	48.2
Current maturities of long-term debt	9.3	107.0

Total current liabilities	711.6	758.5
Long-term debt, less current maturities	952.0	589.1
Deferred income taxes	110.1	189.3
Other liabilities	363.7	295.9

Total liabilities	2,137.4	1,832.8

Commitments and contingencies (see Note 16)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.3 and 67.4 at 2006 and 2005, respectively; shares outstanding 61.0 and 62.4 at 2006 and 2005, respectively	6.8	6.7
Additional paid-in capital	488.0	449.8
Retained earnings	1,076.4	932.9
Accumulated other comprehensive (loss) income	(55.4)	37.5
Treasury stock, at cost: 6.9 and 4.7 common shares at 2006 and 2005, respectively	(361.5)	(228.7)
Unearned compensation	-	(3.4)
Common stock held in grantor trust, at cost: 0.4 and 0.3 common shares at 2006 and 2005, respectively	(16.8)	(15.7)
Grantor trust liability	16.8	15.7

Total stockholders’ equity	1,154.3	1,194.8

Total liabilities and stockholders’ equity	$3,291.7	$3,027.6

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

(in millions, except amounts per share)

	Years ended December 31,
	2006	2005	2004

Product revenue	$2,130.5	$2,067.1	$2,046.8
Service revenue	398.0	376.7	361.5

Total revenue	2,528.5	2,443.8	2,408.3

Cost of goods sold	1,048.2	1,037.3	1,010.2
Cost of service	283.3	279.2	261.8

Total cost of sales	1,331.5	1,316.5	1,272.0

Gross profit	1,197.0	1,127.3	1,136.3

Operating costs and expenses
Selling, general and administrative	687.6	652.3	606.0
Research and development	264.9	208.9	200.0
Restructuring	14.3	36.4	(0.7)
Asset impairment charges	2.3	24.0	-
Litigation settlement	(35.0)	-	-

Total operating costs and expenses	934.1	921.6	805.3

Operating income	262.9	205.7	331.0

Non-operating (income) expense
Interest income	(14.0)	(18.1)	(13.2)
Interest expense	48.0	43.8	36.2
Debt extinguishment loss	7.7	-	-
Other, net	6.0	14.4	29.8

Total non-operating expense	47.7	40.1	52.8

Earnings from continuing operations before income taxes	215.2	165.6	278.2
Income taxes	57.0	15.0	67.3

Earnings from continuing operations	158.2	150.6	210.9

Earnings from discontinued operations, net of tax	28.7	-	-

Net earnings	$186.9	$150.6	$210.9

Basic earnings per share:
Continuing operations	$2.53	$2.42	$3.42
Discontinued operations	0.46	-	-

Basic earnings per share	$2.99	$2.42	$3.42

Diluted earnings per share:
Continuing operations	$2.47	$2.32	$3.21
Discontinued operations	0.45	-	-

Diluted earnings per share	$2.92	$2.32	$3.21

Weighted average number of shares outstanding (in thousands)
Basic	62,575	62,290	61,643
Diluted	63,971	64,861	65,773

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in millions, except amounts per share)

	Years Ended December 31,
	2006	2005	2004
Common Stock
Beginning of year	$6.7	$6.7	$6.5
Shares issued under stock option and benefit plans	0.1	-	0.2

End of year	6.8	6.7	6.7

Additional Paid-In Capital
Beginning of year	449.8	414.7	327.5
Shares issued under stock option and benefit plans	(2.2)	18.4	68.8
Share-based compensation expense	20.0	-	-
Tax benefit from exercise of non-qualified stock options	20.4	16.7	18.4

End of year	488.0	449.8	414.7

Retained Earnings
Beginning of year	932.9	820.8	639.9
Net earnings	186.9	150.6	210.9
Cumulative effect of adopting SAB 108 (see Note 1)	(5.7)	-	-
Elimination of international lag (see Note 1)	-	(3.1)	-
Dividends to stockholders	(37.7)	(35.4)	(30.0)

End of year	1,076.4	932.9	820.8

Accumulated Other Comprehensive Income (Loss)
Beginning of year	37.5	68.4	7.1
Adjustment to initially apply SFAS No. 158	(139.3)	-	-
Other comprehensive income (loss)	46.4	(30.9)	61.3

End of year	(55.4)	37.5	68.4

Treasury Stock
Beginning of year	(228.7)	(214.4)	(80.2)
Repurchases of treasury stock	(188.4)	(62.8)	(137.7)
Stock issued from treasury	55.6	48.5	3.5

End of year	(361.5)	(228.7)	(214.4)

Unearned Compensation
Beginning of year	(3.4)	(1.9)	(3.1)
Issuance of restricted stock	-	(2.7)	-
Amortization of unearned compensation	-	1.2	1.2
Reclassification of unearned compensation	3.4	-	-

End of year	-	(3.4)	(1.9)

Common Stock Held in Grantor Trust
Beginning of year	(15.7)	(15.4)	(14.1)
Repurchases of common stock held in grantor trust	(1.1)	(0.3)	(1.3)

End of year	(16.8)	(15.7)	(15.4)

Grantor Trust Liability
Beginning of year	15.7	15.4	14.1
Repurchases of common stock held in grantor trust	1.1	0.3	1.3

End of year	16.8	15.7	15.4

Total Stockholders’ Equity	$1,154.3	$1,194.8	$1,094.3

Comprehensive Income
Net earnings	$186.9	$150.6	$210.9
Other comprehensive income (loss)
Foreign currency translation adjustments	51.4	(42.7)	46.4
Derivatives qualifying as hedges:
Net derivative (losses) gains, net of income taxes of $(0.9), $6.9 and $(6.3) in 2006, 2005 and 2004 respectively	(1.3)	10.3	(9.4)
Reclassifications to income, net of income taxes of $(2.5), $1.2 and $16.6 in 2006, 2005 and 2004, respectively	(3.7)	1.9	25.0
Minimum pension adjustment, net of income taxes of $(0.1) and $(0.5) in 2005 and 2004, respectively	-	(0.4)	(0.7)

Other comprehensive income (loss)	46.4	(30.9)	61.3

Total Comprehensive Income	$233.3	$119.7	$272.2

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)

	Years ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities
Net earnings	$186.9	$150.6	$210.9
Less: earnings from discontinued operations, net of tax	28.7	-	-

Earnings from continuing operations	158.2	150.6	210.9
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities
Depreciation and amortization	181.5	145.0	114.0
Provision for doubtful accounts receivable	6.2	12.8	8.3
Share-based compensation expense	23.4	1.2	1.2
Tax benefits from exercises of share-based payment awards	8.1	-	-
Excess tax benefits from share-based payment transactions	(7.9)	-	-
Asset impairment charges	2.3	24.0	-
U.S. Pension Trust contributions	(46.0)	-	(40.0)
Deferred income taxes	(13.3)	(28.7)	32.3
Changes in assets and liabilities:
Trade and other receivables	(26.8)	29.4	(52.7)
Inventories	27.6	(1.6)	(29.4)
Accounts payable and accrued expenses	(21.2)	56.6	22.2
Income taxes payable	12.5	3.2	25.7
Long-term lease receivables	46.6	5.1	(41.7)
Other	(7.0)	22.1	16.1

Net cash provided by operating activities of continuing operations	344.2	419.7	266.9
Net cash used in operating activities of discontinued operations	(21.6)	-	-

Net cash provided by operating activities	322.6	419.7	266.9

Cash Flows from Investing Activities
Additions to property, plant and equipment	(316.1)	(243.9)	(158.7)
Payments for business acquisitions and technology licenses, net of cash acquired	(194.6)	(240.6)	(8.8)

Net cash used in investing activities of continuing operations	(510.7)	(484.5)	(167.5)
Net cash provided by investing activities of discontinued operations	50.2	-	-

Net cash used in investing activities	(460.5)	(484.5)	(167.5)

Cash Flows from Financing Activities
Dividends to stockholders	(37.7)	(35.4)	(30.0)
Proceeds from issuance of stock	54.0	62.9	73.1
Repurchase of common stock as treasury stock	(188.4)	(62.8)	(137.7)
Repurchase of common stock held in grantor trust	(1.1)	(0.3)	(1.3)
Excess tax benefits from share-based payment transactions	7.9	-	-
Tax benefit on distribution of stock	12.0	-	-
Debt borrowings, net	788.2	114.2	(5.2)
Debt repayments	(482.9)	(21.3)	(8.5)
Debt acquisition costs	(2.1)	(0.7)	-

Net cash provided by (used in) financing activities	149.9	56.6	(109.6)

Effect of exchange rates on cash and cash equivalents	5.6	(2.1)	3.5

Change in cash and cash equivalents	17.6	(10.3)	(6.7)
Cash and cash equivalents-beginning of year	57.6	67.9	74.6

Cash and cash equivalents-end of year	$75.2	$57.6	$67.9

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(tabular dollar amounts in millions, except amounts per share)

1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Beckman Coulter Inc. (the “Company”) is a leading manufacturer of biomedical testing instrument systems, tests and supplies that simplify and automate laboratory processes. Spanning the biomedical testing continuum -from pioneering medical research and clinical trials to laboratory diagnostics and point-of-care testing – the Company’s installed base of over 200,000 systems provides essential biomedical information to enhance health care around the world. We are dedicated to improving patient health and reducing the cost of care.

The Company’s revenue is about evenly distributed inside and outside of the United States (“U.S.”). Sales to clinical laboratories represent approximately 75% of the Company’s total revenue, with the balance coming from the life sciences markets. Approximately 75% of the Company’s total revenue is generated by recurring revenue from supplies, test kits, services and operating-type lease payments. Central laboratories of mid- to large-size hospitals represent the Company’s most significant customer group.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries and accounts of consolidated variable interest entities. All significant intercompany transactions have been eliminated from the consolidated financial statements.

Prior to 2005, the Company’s subsidiaries outside the U.S. (except Canada) were included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one-month reporting lag was eliminated at the beginning of 2005 as it was no longer required to achieve a timely consolidation. Revenue for these subsidiaries was $43.2 million for the month of December 2004. The December 2004 net loss of $3.1 million for these subsidiaries, which was historically reported in the first quarter of the subsequent calendar year, was recorded as an adjustment to retained earnings on January 1, 2005.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, including accounts receivable, inventory valuations, warranty accruals, lives of plant and equipment, value of long-lived assets, employee benefit plan obligations, environmental and litigation obligations, taxes, share-based compensation and others. These estimates and assumptions affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated statements of earnings in the period that they are determined.

Foreign Currency Translation

Most non-U.S. assets and liabilities are translated into U.S. dollars using year-end exchange rates. Operating results are translated at exchange rates prevailing during the year. The resulting translation adjustments are accumulated as a separate component of accumulated other comprehensive income which is included in stockholders’ equity. Gains and losses from remeasurements relating to the limited number of foreign entities deemed to be operating in U.S. dollar functional currency or in highly inflationary economies are included in earnings.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, time deposits and investments having original maturities of three months or less.

Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments approximate their fair value at December 31, 2006 and 2005, except for long-term debt (see Note 8 “Debt Financing”). Management estimates are used to determine the market value of cash and cash equivalents, trade and other receivables, notes payable, accounts payable and amounts included in other current assets, other assets and accrued expenses meeting the definition of a financial instrument. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. Quotes from financial institutions are used to determine market values of the Company’s debt and derivative financial instruments. The carrying value and fair value of the Company’s long-term debt at December 31, 2006 was $961.3 million and $990.7 million, respectively. The carrying value and fair value of the Company’s long-term debt at December 31, 2005 was $696.1 million and $734.8 million, respectively.

Derivative Financial Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS No. 133”) as amended. The provisions of the statement require the recognition of all derivatives as either assets or liabilities at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other non-operating (income) expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive income (loss) (i.e., derivatives qualifying as hedges) and is subsequently recognized in other non-operating (income) expense upon the recognition of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in other non-operating (income) expense. If the derivative is designated as hedging the foreign currency exposure of a net investment in a foreign operation (“net investment hedge”), the effective portion of the change in the fair value of the derivative is recorded in accumulated other comprehensive income (loss) (i.e., cumulative foreign currency translation adjustment).

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. These allowances are determined by 1) analyzing specific customer accounts that have known or potential collection issues and 2) applying historical loss rates to the aging of the remaining account receivable balances.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out method, or market.

Property, Plant and Equipment and Depreciation

Land, buildings, machinery and equipment are carried at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is provided on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	3-10 years
Software for internal use	10 years
Customer leased instruments	5 years
Leasehold improvements	Lesser of life of the asset or term of the lease

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Computer Software Costs

The Company records the costs of internal use computer software in accordance with Statement of Position (“SOP”) 98-1 “Accounting for the Costs of Computer Software Development or Obtained for Internal Use” (“SOP 98-1”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. The Company capitalizes interest on these costs when amounts are determined to be material. Amortization of computer software costs begins for each module or component when the computer software is ready for its intended use and is amortized over a 10 year useful life.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment, or more frequently when events or changes in circumstances indicate that the assets might be impaired by comparing the carrying value to the fair value of the reporting unit to which they are assigned. For purposes of the Company’s impairment test, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the goodwill with the carrying amount of goodwill. Intangible assets consist primarily of patents, trademarks, tradename, developed technology and customer base arising from business acquisitions. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. Technology is amortized over 5 to 25 years, customer relationships over 9 to 25 years and other intangibles over 3 to 20 years.

Accounting for Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Revenue Recognition

For product sales, revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, when collectibility is reasonably assured and when risk of loss transfers. Credit is extended based upon the evaluation of the customer’s financial condition and the Company generally does not require collateral. When a customer enters into an operating-type lease (“OTL”) agreement, hardware revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried in customer leased instruments within property, plant and equipment and depreciated over its estimated useful life. Under a sales-type lease (“STL”) agreement, hardware revenue and related cost is generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Reagent revenue is generally recognized at the time of delivery or usage, or upon transfer of risk of loss, if earlier. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement or as service is performed, if not under contract.

For those STL, OTL and sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined in accordance with Emerging Issues Task Force (“EITF “) Issue No. 00-21. The fair market value of the Company’s leased instruments is determined by a range of cash selling prices or other verifiable objective evidence. The Company regularly evaluates available objective evidence of instrument fair values using historical data. If the Company’s estimate of the relative fair values require revision, the timing of revenue recognition and allocation between hardware, consumables and service would be affected.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The Company’s accounting for leases involves specific determinations under SFAS No. 13 “Accounting for Leases” (“SFAS No. 13”) as amended, which often involve complex provisions and significant judgments. The four criteria of SFAS No. 13 that the Company uses in the determination of a STL or OTL are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) a determination of whether or not the lease contains a bargain purchase option. Additionally, the Company assesses whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that the Company has yet to incur with respect to the lease. Generally, the Company’s leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Certain of the Company’s lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria. Revenue recognized in 2006 under STL arrangements was not significant.

The Company has certain government contracts with cancellation clauses or renewal provisions that are generally required by law, such as 1) those dependant on fiscal funding outside of a governmental unit’s control, 2) those that can be cancelled, if deemed in the tax payers’ best interest or 3) those that must be renewed each fiscal year, given limitations that may exist on multi-year contracts that are imposed by statute. Under these circumstances and in accordance with the relevant accounting literature, as well as considering the Company’s historical experience, a thorough evaluation of these contracts is performed to assess whether cancellation is remote or whether the renewal option is reasonably assured.

Customer Leased Instruments

The economic life of the Company’s leased instruments and its fair value require significant accounting estimates and judgment. These estimates are based on the Company’s historical experience. The most objective measure of historical evidence of the economic life of the Company’s leased instruments is the original term of a lease, which is typically five years, since a majority of the instruments are returned by the lessee at or near the end of the lease term and there is not a significant after-market for the Company’s used instruments without substantial remanufacturing. The Company believes that this is representative of the period during which the instrument is expected to be economically usable, with normal service, for the purpose for which they are intended. The Company regularly evaluates the economic life of existing and new products for purposes of this determination.

Leases and Asset Retirement Obligations

The Company accounts for its lease agreements pursuant to SFAS No. 13, which categorizes leases at their inception as either operating or capital leases depending on certain defined criteria. On certain of the lease agreements, the Company may receive rent holidays and other incentives. The Company recognizes lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, the Company establishes assets and liabilities for the present value of estimated future costs to return certain of its leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense, and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Product Warranty Obligation

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses in the accompanying consolidated balance sheets. Changes in product warranty obligations are as follows:

	2006	2005	2004
Beginning of year	$11.7	$15.5	$14.7
Current period warranty charges	14.9	11.4	14.6
Current period utilization	(15.5)	(15.2)	(13.8)

End of year	$11.1	$11.7	$15.5

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company records taxes collected from its customers and remitted to governmental authorities on a net basis (excluded from revenue) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Government Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” Taxes are assessed by various governmental authorities on sales and leases.

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

Deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company has established a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. An increase or decrease to income or goodwill could occur if the Company were to determine that it was able to utilize more or less of these deferred tax assets than currently expected.

Share-Based Compensation

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“123(R)”), effective for a company’s first fiscal year beginning after June 15, 2005. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) requires all share-based compensation, including grants of stock options, to be recognized in the consolidated statements of earnings at fair value. Prior to 2006, the company accounted for share-based employee compensation in accordance with APB Opinion No. 25, using the intrinsic value method. Effective January 1, 2006, the Company adopted SFAS No. 123(R), and elected the modified prospective transition method. This method permits the Company to apply the new requirements on a prospective basis. SFAS No. 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. The Company has elected to use the Black-Scholes Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. Upon the adoption of SFAS No. 123(R), we used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS No. 123(R) and Staff Accounting Bulletin No. 107. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. The expected term of the stock options was determined using historical data adjusted for the estimated exercise dates of unexercised options.

Retirement Benefits

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

SFAS No. 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income in stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. Presently, the Company uses an actuarial measurement date of December 31 for domestic pension plans and an actuarial measurement date of November 30 for international pension plans. The Company adopted the recognition provisions of SFAS No. 158 effective December 31, 2006, except for the measurement date provisions, which are not effective until fiscal years ending after December 15, 2008. Based on the funded status of the Company’s plans as of December 31, 2006, the adoption of SFAS No. 158 decreased total assets by $162.1 million, decreased total liabilities by $22.8 million and reduced total stockholders’ equity by $139.3 million, net of taxes. The adoption of SFAS No. 158 did not affect the Company’s results of operations because the net change was reflected in other comprehensive income.

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

Discontinued Operations

In May 2005, the Company purchased 100% of the outstanding shares of Agencourt Bioscience Corporation (“Agencourt”). As part of the acquisition, the Company, through Agencourt, acquired a 49% indirect interest in Agencourt Personal Genomics (“APG”), a subsidiary of Agencourt. APG, a development stage enterprise involved in research and development activities, is a variable interest entity (“VIE”) as defined by FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”). In connection with the acquisition, APG received certain intellectual property relating to unproven technology owned by Agencourt. As this technology was in the early stages of development, no value was assigned at the time of formation. The results and operations of APG were consolidated as the Company was deemed the primary beneficiary and the party most closely associated with APG.

On July 7, 2006, APG was sold generating proceeds of $114.0 million with an additional $6.0 million held in escrow. Prior to the sale, the Company’s ownership interest was reduced from 49% to 44%, as a result of stock options and restricted stock that were granted to certain employees. The Company received approximately $50.0 million in cash based on its diluted interest of 44%. The Company has not recognized its interest in an additional $6.0 million held in escrow pending resolution of all contingencies associated with the sale. The Company recognized a gain from sale of APG, net of the loss from discontinued operations, of $28.7 million, net of taxes, for the year ended December 31, 2006. Gain from sale and operating results of APG for the periods presented are excluded from continuing operations and are included in discontinued operations in the consolidated statement of earnings for the year ended December 31, 2006. Prior year results for APG were not reclassified as amounts were not material. Also, APG recognized approximately $9 million in compensation costs related to restricted stock and stock option awards, which were accelerated upon the sale. The Company’s share of this compensation expense was $3.9 million. Minority interest share of losses for the year was $6.3 million.

Summary financial information for discontinued operations, net of minority interest, is as follows:

2006
Net loss from discontinued operations	$(5.2)

Gain on sale	53.4
Provision for income taxes	(19.5)

Net gain on disposal	33.9

Earnings from discontinued operations, net of tax	$28.7

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Quantifying Misstatements

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB 108, the Company used the roll-over method for quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB 108:

	Period in which the Misstatement Originated (1)			Adjustment Recorded as of January 1, 2006
	Cumulative Prior to January 1, 2004	Year Ended December 31,
		2004	2005
STL Receivables (2)	$4.3	$0.5	$0.9	$5.7

Retained earnings (2)				$5.7

(1) The Company quantified these errors under the roll-over method and concluded that they were immaterial to prior periods—individually and in the aggregate.

(2) The Company was not correctly adjusting deferred interest income on STL receivables sold to third parties. As a result of this error, the Company’s interest income was overstated by $5.7 million (cumulatively) in years prior to January 1, 2006 as follows: by $0.9 million in 2005, by $0.5 million in 2004 and by $4.3 million (cumulatively) in years prior to 2004.

Recent Accounting Developments

Accounting for Uncertainty in Income Taxes

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”). The interpretation prescribes a recognition threshold and measurement attribute for the financial

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial position but has not yet determined or reasonably estimated the impact as of December 31, 2006. The Company is required to adopt this interpretation effective January 1, 2007.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 156”). This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires that an entity recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract and that the separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement in 2007 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157.

Changes in Presentation

The following prior year accounts have been reclassified to conform to current year presentation. The reclassifications had no effect on previously reported total assets or net earnings. During 2006, the Company

•	presented the cost of service as a separate caption in its consolidated statements of earnings, whereas previously it was included within cost of sales;
•	segregated product revenue and service revenue, including service revenue allocated from multiple element arrangements, whereas previously it was included in product revenue; and
•	reclassified cash flows relating to STL and other receivables within its consolidated statements of cash flows. Net cash provided by operating activities was not affected by this reclassification.

2.	Composition of Certain Financial Statement Captions and Supplemental Disclosures of Cash Flow Information

The following provides components of certain of the Company’s financial statement captions:

	2006	2005
Trade and other receivables, net
Trade receivables	$623.6	$564.2
Other receivables	24.7	19.2
Current portion of STL receivables	50.6	48.7
Less allowance for doubtful accounts	(27.4)	(30.5)

	$671.5	$601.6

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Inventories
Raw materials, parts and assemblies	$128.8	$135.7
Work in process	23.3	15.9
Finished products	303.7	310.2

	$455.8	$461.8

Property, plant and equipment, net
Land	$8.8	$7.6
Buildings	158.8	151.7
Machinery and equipment	506.3	470.5
Software for internal use	169.4	138.9
Customer leased instruments	587.7	395.1

	1,431.0	1,163.8
Less accumulated depreciation
Buildings, machinery and equipment	(424.7)	(391.5)
Software for internal use	(21.4)	(14.9)
Customer leased instruments	(263.9)	(204.9)

	$721.0	$552.5

Accrued expenses
Unrealized service income	$99.5	$95.7
Accrued compensation	127.9	116.7
Accrued insurance	20.1	19.4
Accrued sales and other taxes	24.5	18.5
Accrued severance and other related costs	14.1	30.4
Other	101.8	103.3

	$387.9	$384.0

	2006	2005	2004

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest, net of capitalized interest	$58.7	$39.2	$31.4
Income taxes	$44.3	$29.7	$36.3
Non-cash investing and financing activities: Purchase of equipment under capital lease	$3.4	$4.8	$6.7

Depreciation expense was $162.1 million, $128.0 million and $100.3 million for 2006, 2005 and 2004, respectively. Interest cost of $5.4 million and $3.1 million was capitalized to property, plant and equipment in 2006 and 2005, respectively, related to internal use software under development. There was no interest expense capitalized to property, plant and equipment in 2004.

3.	Acquisitions

Agencourt Bioscience Corporation - On May 31, 2005, the Company acquired all of the stock of Agencourt, a leading provider of genomic services and nucleic acid purification products in the biomedical research market. The Company purchased Agencourt for $100.4 million, net of cash acquired, and additional contingent payments, based on operating results and product development activities, of up to $40.0 million through 2007. Under the purchase method of accounting the total purchase price was allocated to Agencourt’s tangible and intangible assets and assumed liabilities based on their fair values as of the date of acquisition. Contingent payments of $38.0 million in 2006 and $2.0 million in 2005 were recorded as additional purchase price. Of this amount $20 million remained unpaid at December 31, 2006, and $6.7 million and $13.3 million is recorded as accrued expenses and other liabilities, respectively, on the accompanying consolidated balance sheets at December 31, 2006. Additionally, $3.7 million, was recorded as additional purchase price in December 2006 due to the settlement of the escrow account.

Diagnostic Systems Laboratories - On October 11, 2005, the Company acquired all of the stock of Diagnostic Systems Laboratories Corporation (“DSL”) of Webster, Texas, for $134.4 million, net of cash acquired. DSL is a leading provider of specialty immunoassays including proprietary technology for reproductive endocrinology and cardiovascular risk assessment. The Company plans to use the acquired technologies to enhance its current immunoassay product offerings in reproductive endocrinology and cardiovascular diagnostics. The Company also plans to commercialize several of DSL’s manual tests on its automated systems beginning in 2007. Under the purchase method of accounting the total purchase price was allocated to DSL’s tangible and intangible assets and assumed liabilities based on their fair values as of the date of acquisition.

Also, in accordance with the purchase agreement $10.0 million of the purchase price paid was placed in an escrow account and was recorded in other assets on the Company’s consolidated balance sheets. Payment of the escrow account is subject to certain indemnification obligations of DSL. The release of this escrow account, beginning April 2007, could result in further adjustments to purchase price.

Lumigen, Inc. - On November 8, 2006, the Company acquired all of the outstanding shares of Lumigen, Inc. (“Lumigen”), for a purchase price of approximately $187 million. Lumigen is a leading developer and manufacturer of novel detection chemistries for

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

high-sensitivity testing in clinical diagnostics and life science research. Lumigen is the Company’s supplier of chemiluminescent reagents for the assays used on its Access® family of immunoassay systems. The Company and Lumigen were and continue to be parties to a license and supply agreement and approximately 40% of Lumigen’s 2005 revenues were from sales of chemiluminescent substrate to the Company for use in the Company’s immunoassay analyzers.

Under the purchase method of accounting, the total purchase price was allocated to Lumigen’s net tangible and intangible assets and liabilities assumed based on their fair values as of the date of the acquisition.

Included in other assets is $15.0 million in deposits held in escrow for the resolution of future contingencies. As contingencies are resolved, amounts held in escrow will be considered additional purchase price. The Company is currently in the process of finalizing its purchase allocation and expects to be completed with its final adjustments to goodwill and tax liabilities during 2007. The results of operations for Lumigen have been included in the consolidated financial statements since the date of acquisition.

In connection with the acquisition of Lumigen, NexGen Diagnostics LLC (“NexGen”) was formed through the investment of $16.0 million in cash from certain former shareholders of Lumigen. In return these former shareholders acquired a combined 80.1% in NexGen. The remaining 19.9% equity interest was acquired by Lumigen. Pursuant to the purchase agreement, in return for its equity interest, Lumigen invested $2.0 million in cash, $0.7 million in land, plus certain intellectual property relating to speculative projects that were ongoing at Lumigen. NexGen was formed for the purpose of devoting substantially all its efforts to establishing a new business and developing the contributed intellectual property into a product. These former shareholders, concurrent with the acquisition of Lumigen, became employees of the Company and are deemed related parties as defined within U.S. GAAP.

NexGen, a development stage enterprise involved in research and development activities, is a VIE as defined by FIN 46(R). The accounts of NexGen are consolidated and included in the consolidated financial statements of Lumigen at December 31, 2006, as Lumigen was deemed the primary beneficiary and the party most closely associated with NexGen. The interest related to the other shareholders of $16 million is recorded as minority interest and included in other liabilities in the consolidated balance sheets and in non-operating (income) expense in the consolidated statements of earnings and is immaterial.

The results of operations for Agencourt, DSL and Lumigen have been included in the accompanying consolidated financial statements from the dates of the acquisitions. Pro-forma results have not been presented as the results of Agencourt, DSL and Lumigen are not material in relation to the consolidated financial statements of the Company.

4.	Restructuring Activities and Asset Impairment Charges

In July 2005, the Company announced a strategic reorganization of its business to integrate its divisions into a single company structure. The objective of the restructure was to better enable the Company to leverage its personnel, technologies and products across the entire biomedical testing continuum. As a result of these activities the Company terminated approximately 432 employees worldwide. A charge of $34.8 million was recorded in 2005 for severance and related benefits for affected employees. Additional charges of $10.5 million were recorded in 2006 for additional employees identified for layoff during this period. Additionally, in connection with the restructuring activities, the Company exited certain non-strategic products and products under development and as a result, recorded impairment charges of $2.3 million and $24.0 million in 2006 and 2005, respectively to write-off patents, licenses and other related assets. Charges of $3.8 million and $1.6 million in 2006 and 2005, respectively were also recorded for other costs related to the restructuring. Charges of $0.9 million and $2.3 million in 2006 and 2005, respectively, were recorded to cost of goods sold for inventory write-offs related to discontinued product lines. The remaining employee severance and benefit related costs are expected to be paid over the next two years.

The following is a reconciliation of the accrual for employee severance and related costs included in accrued expenses in the consolidated balance sheets at December 31, 2006 and 2005:

Initial Accrual	Cash Payments in 2005	Balance at December 31, 2005	Additional Charges	Cash Payments in 2006	Balance at December 31, 2006
$34.8	($4.4)	$30.4	$10.5	$(26.8)	$14.1

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

5.	Sale of Assets

During 2006, 2005 and 2004, the Company sold certain receivables (“Receivables”). The net book value of the Receivables sold in 2006, 2005 and 2004 was $80.2 million, $117.1 million and $116.9 million, respectively, for which the Company received approximately $80.5 million, $119.1 million and $118.9 million, respectively, in cash proceeds. The majority of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales and as a result the related Receivables have been excluded from the accompanying consolidated balance sheets.

The agreements underlying the Receivables sales in the U.S. contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S., the Company services the Receivables whereby it continues collecting payments from the end user customer on behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the Receivables and amortizes this amount to income over the estimated life of the service period. At December 31, 2006 and 2005, $0.9 million and $1.0 million, respectively, of deferred service fees were included in accrued expenses in the accompanying consolidated balance sheets. For the years ended December 31, 2006, 2005 and 2004, $0.3 million of deferred service fees were amortized to income.

6.	Goodwill and Other Intangible Assets

As required by SFAS No. 142, the Company performs an annual impairment test for goodwill and intangible assets with indefinite useful lives. For purposes of the Company’s impairment test, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, goodwill is impaired and the loss is measured by performing step two. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit with the carrying amount of goodwill. The impairment test for intangible assets with indefinite useful lives consists of a comparison of fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss.

The Company performed its annual impairment test on goodwill in the fourth quarter and determined that there was no impairment. At December 31, 2006, there was $672.7 million of goodwill. To determine the fair value of a reporting unit, a comparable industry revenue multiple approach is used by the Company. Under this approach, the Company determines the average number of years of revenue for certain companies in the appropriate industry that are required to equal that company’s Enterprise Value, (“comparable industry revenue multiple”). The Company then takes the product of the revenue for its reporting unit and the comparable industry revenue multiple, which represented that reporting unit’s fair value and compared this to the reporting unit’s book value, which resulted in no impairment.

The following presents activity for goodwill:

Goodwill, December 31, 2004	$386.9
Settlements of pre-acquisition tax contingencies	(10.0)
Acquisitions and related adjustments	172.1
Currency translation adjustment	(0.8)

Goodwill, December 31, 2005	548.2
Settlements of pre-acquisition tax contingencies	(1.2)
Acquisitions and related adjustments	125.2
Currency translation adjustment	0.5

Goodwill, December 31, 2006	$672.7

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following provides information about the Company’s other intangible assets:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$110.4	$(20.9)	$89.5	$78.6	$(14.8)	$63.8
Customer relationships	211.3	(63.4)	147.9	184.9	(54.5)	130.4
Other	43.3	(23.4)	19.9	38.7	(18.5)	20.2

	365.0	(107.7)	257.3	302.2	(87.8)	214.4
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	66.6	-	66.6	66.6	-	66.6

	$505.1	$(107.7)	$397.4	$442.3	$(87.8)	$354.5

Recorded intangible amortization expense for the years ended December 31, 2006, 2005 and 2004 was $19.4 million, $17.0 million and $13.8 million, respectively. Estimated intangible amortization expense (based on existing intangible assets) for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is $23.6 million, $22.9 million, $22.2 million, $21.1 million and $20.5 million, respectively.

7.	Sale-leaseback of Real Estate

On June 25, 1998, the Company sold its interest in four of its properties located in Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, the Company entered into long-term leases for each of these properties.

The initial term of each of the leases is 20 years, with options to renew for up to an additional 30 years. As provided by the leases, the Company pays the rents in Japanese Yen. Annual rentals are approximately $18.8 million at 2006 year-end rates. At the closing of the sale-leaseback transaction, the Company became the guarantor of a currency swap agreement between its landlord and its banks to convert the Yen payments to U.S. dollars. As long as this swap agreement is in place, the Company’s obligation is to pay the rents in Yen. If this agreement ceases to exist, the Company’s obligation reverts to U.S. dollar payments. The Company expects to pay the rents as they come due out of cash generated by its Japanese operation. Obligations under the operating lease agreements are included in Note 16 “Commitments and Contingencies.”

The aggregate proceeds received from the sale of the four properties totaled $242.8 million before closing costs and transaction expenses. The Company has deferred the gain from this transaction and has included it in other liabilities in the accompanying consolidated balance sheets. This gain is being amortized over the initial lease term of 20 years to the various components of operating income. At December 31, 2006 and 2005, there was $80.9 million and $87.9 million of deferred gain remaining. For each of the years ended December 31, 2006, 2005 and 2004, there was $7.0 million of deferred gain amortized to income.

8.	Debt Financing

Notes payable consists primarily of short-term bank borrowings by the Company’s subsidiaries outside the U.S. under local lines of credit. At December 31, 2006, $103.4 million of unused, uncommitted, short-term lines of credit were available to the Company’s subsidiaries outside the U. S. at various interest rates. Within the U.S., $14.1 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Long-term debt consists of the following at December 31:

	Average Rate of Interest	2006	2005
Convertible Notes unsecured, due 2036	2.50%	$598.6	$-
Senior Notes, unsecured, due 2008	7.45%	4.9	240.0
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	44.2	100.0
Revolving credit facility	5.70%	55.0	75.0
Other long-term debt	2.48%	29.9	33.6
Deferred gains on terminated interest rate swaps (see Note 9)		8.1	11.7
Embedded derivative on Convertible Notes		1.4	-
Fair value adjustment on interest rate swaps (see Note 9)		-	5.8
Unamortized debt discounts and issuance costs		(15.8)	(5.0)

		961.3	696.1
Less current maturities		(9.3)	(107.0)

Long-term debt, less current maturities		$952.0	$589.1

The following represents a summary of the aggregate maturities of long-term debt for the five years subsequent to December 31, 2006:

Year	Amount
2007	$9.3
2008	11.1
2009	1.3
2010	68.0
2011	235.0
Thereafter	644.3

Total	$969.0

The amounts above exclude the unamortized discount of $15.8 million, and the $8.1 million fair value adjustment recorded for the reverse interest rate swap as permitted by SFAS No. 133.

Convertible Notes

On December 12, 2006, the Company finalized its convertible note offering and issued 2.50% convertible senior notes due 2036 (“Convertible Notes”), for an aggregate principal amount of $600.0 million. The Convertible Notes, which are convertible into shares of the Company’s common stock upon the occurrence of certain events, are due on December 15, 2036, unless earlier redeemed, repurchased or converted and carry an interest rate of 2.50% that is payable semi annually and under certain circumstances, beginning with the six-month period beginning December 15, 2012, contingent interest. The Convertible Notes conversion feature allows the holders of the Convertible Notes to convert, in increments of $1,000 principal, their investment into 13.4748 shares of the Company’s common stock (equivalent to a conversion price of approximately $74.21 per share of common stock, subject to adjustment). In certain circumstances, the notes may be convertible into cash up to the principal amount and, if applicable, shares of common stock with respect to any excess conversion value. Holders of the Convertible Notes may require the Company to repurchase all or part of their Convertible Notes on December 15, 2013, 2016, 2021, 2026, and 2031 or upon the occurrence of certain designated events as described within the debt offering memorandum. Also, on or after December 20, 2013, the Company may redeem all or part of the Convertible Notes. Upon such events, the Company will repurchase or redeem such Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased or redeemed, plus accrued and unpaid interest.

In addition, beginning with the six-month interest period commencing December 15, 2012, the Company will pay contingent interest in cash during any six-month interest period in which the trading price of the Convertible Notes for each of the five trading days ending on the trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Convertible Notes (“Contingent Interest Feature”). During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of the Convertible Notes will equal the greater of 0.2795% and 0.25% of the average trading price of $1,000 principal amount of the Convertible Notes during the five trading days immediately preceding the first day of the applicable six-month interest period.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

This Contingent Interest Feature is an embedded derivative and has been bifurcated and recorded separately in the accompanying consolidated balance sheets in long term debt. The initial fair value assigned to the embedded derivative was $1.4 million. The Company utilizes a probability weighted valuation model to determine the fair value of the embedded derivative. Changes to the fair value of this embedded derivative will be reflected as an adjustment to interest expense in future periods.

Additionally, the Company will file a shelf registration statement no later than 270 days after the issuance of the notes. If the registration statement is not filed or has not become effective within the time period, the Company will be required to pay additional interest to the holders of the notes. The additional interest is at a rate of .25% for the first 90 days after occurrence and .50% after 90 days but will not accrue after the 2nd anniversary date of the convertible notes offering.

The Company recorded debt issuance costs and debt discounts of $13.9 million. These capitalized costs will be amortized using the effective interest method over seven years, the minimum life based upon the terms of the debt.

Revolving Credit Facilities

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. This agreement amended the Company’s then-existing $400.0 million unsecured Credit Facility (which was due to expire in July 2005) to now provide the Company with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At December 31, 2006 there was $55.0 million drawn on the $300.0 million Credit Facility.

At December 31, 2006, the Company also had $18.5 million of letters of credit outstanding with availability to issue an additional $13.9 million of letters of credit.

Senior Notes

In November 2001, the Company issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011 (the “2011 Senior Notes”). Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.9 million and are being amortized to interest expense over the term of the 2011 Senior Notes. At December 31, 2006, the Company had approximately $0.9 million of unamortized discount and issuance costs associated with the 2011 Senior Notes.

In March 1998, the Company issued $240.0 million of 7.45% unsecured Senior Notes due March 4, 2008 (the “2008 Senior Notes”). Interest is payable semi-annually in March and September. Discount and issuance costs approximated $6.2 million and were being amortized to interest expense over the term of the 2008 Senior Notes. On December 20, 2006, the Company repurchased 97.96% of the 2008 Senior Notes using proceeds received from the Company’s convertible notes offering. In connection with this repurchase, the Company paid accrued interest of $5.2 million and incurred debt extinguishment costs of $4.9 million. The remaining 2.04% or $4.9 million was called for repayment and settled in January 2007.

At the Company’s option, the 2008 and 2011 Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

•	the principal amount of the Senior Notes; or
•

the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.375% for the 2008 Senior Notes, 0.35% for the 2011 Senior Notes.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Bridge Loan

On October 31, 2006 the Company entered into a $185.0 million Bridge Credit Agreement (“BCA”) with Banc of America Bridge LLC, Citigroup Global Markets Inc. and Banc of America Securities LLC (“Lenders”) to be used solely to finance the acquisition of Lumigen, Inc.

On December 18, 2006, the BCA was extinguished in full by the Company, using proceeds obtained from the Company’s Convertible Notes offering. The total payment made to the Lender was $186.2 million, which included $1.2 million of accrued interest.

Debentures

In June 1996, the Company issued $100.0 million of debentures bearing an interest rate of 7.05% per annum due June 1, 2026. Interest is payable semi-annually in June and December. Discount and issuance costs of approximately $1.5 million are being amortized to interest expense over the term of the debentures. The debentures could be repaid, in whole or in part, on June 1, 2006 at the option of the holders of the debentures at a redemption price of 103.9% of the principal amount, together with accrued interest to June 1, 2006. The debentures may be redeemed, in whole or in part, at the Company’s option at any time after June 1, 2006, at a redemption price equal to the greater of:

•	the principal amount of the debentures; or
•

the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury issue rate plus a margin of 0.1%.

On June 1, 2006, approximately $56.0 million of the debentures were tendered for repayment by the holders pursuant to the terms of the indenture governing the debentures. In connection with this redemption the Company incurred approximately $2.7 million in debt extinguishment costs.

Other Long-term Debt

Other long-term debt at December 31, 2006 and 2005, consists principally of $21.0 million and $21.1 million, respectively, of notes used to fund the operations of the Company’s international subsidiaries. Some of the notes issued by the Company’s international subsidiaries are secured by their assets. Capitalized lease obligations of $8.8 million in 2006 and $12.4 million in 2005 are also included in other long-term debt.

Covenants

Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2006 the Company was in compliance with all such covenants as well as reporting requirements related to these covenants.

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

Foreign Currency

The Company manufactures its products principally in the U. S., but generated approximately 47% of its revenue in 2006 from sales made outside the U.S. by its international subsidiaries. Revenue generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

currency contracts”) to hedge the foreign currency exposure resulting from intercompany revenue to the Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and does not designate these derivative instruments as accounting hedges.

Hedge ineffectiveness associated with the Company’s cash flow hedges was immaterial and no cash flow or fair value hedges were discontinued in the years ended December 31, 2006, 2005 and 2004.

Derivative gains and losses included in accumulated other comprehensive income are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. The Company estimates that substantially all of the $3.6 million unrealized loss ($2.2 million after tax) included in other comprehensive income at December 31, 2006 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. The Company has cash flow hedges at December 31, 2006, which settle as late as December 2007.

Interest Rate

The Company uses interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

In April 2002, in connection with the issuance of the Company’s $235.0 million 2011 Senior Notes, the Company entered into reverse interest rate swap contracts totaling $235.0 million. In September 2004, the Company terminated $95.0 million of these reverse interest rate swap contracts and in June 2006, terminated the remaining $140.0 million of these reverse interest rate swap contracts, resulting in deferred gains of $9.5 million and $1.7 million, respectively. The deferred gains are being amortized over the notes remaining term through November 2011. The Company received an average fixed interest rate of 5.7% and paid a floating interest rate based on LIBOR (5.17% as set on May 15, 2006). These reverse interest rate swaps were designated as fair value hedges and were deemed perfectly effective.

In March 1998, in connection with the issuance of $240.0 million 2008 Senior Notes, the Company entered into reverse interest rate swap contracts totaling $240.0 million. In April 2002, the Company terminated these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that was being amortized over the remaining term through March 2008. Upon redemption of the 2008 Senior Notes in December 2006, the remaining deferred gain was written off and recorded as part of the debt extinguishment loss recognized in connection with the repurchase of the 2008 Senior Notes.

10.	Other Non-operating (Income) Expense

The components of other non-operating (income) expense were:

	2006	2005	2004
Foreign exchange and related derivative activity	$4.0	$16.7	$33.2
Other	2.0	(2.3)	(3.4)

Total	$6.0	$14.4	$29.8

11.	Income Taxes

The components of earnings from continuing operations before income taxes were:

	2006	2005	2004
U.S.	$127.5	$50.7	$172.5
Non-U.S.	87.7	114.9	105.7

	$215.2	$165.6	$278.2

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The provision for income taxes consisted of the following:

	2006	2005	2004
Current
U.S. federal	$34.2	$15.0	$11.0
Non-U.S.	24.7	25.5	29.7
U.S. state	11.4	2.0	4.4

Total current	70.3	42.5	45.1

Deferred
U.S. federal	(4.3)	(28.3)	23.2
Non-U.S.	(9.0)	0.8	(1.0)

Total deferred, net	(13.3)	(27.5)	22.2

Total	$57.0	$15.0	$ 67.3

Income tax benefits attributable to the exercise of non-qualified employee stock options of $20.4 million, $16.7 million and $18.4 million in 2006, 2005 and 2004, respectively, are recorded directly to additional paid-in-capital.

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	2006	2005	2004
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	2.5	(0.8)	1.5
Ireland and China manufacturing income	(4.2)	(6.4)	(3.3)
Non-U.S. taxes	(1.7)	(0.9)	0.4
Foreign income taxed in the U.S., net of credits	(0.4)	(1.0)	(1.3)
Repatriation of foreign earnings	-	-	2.6
Resolution of prior period tax matters	(1.0)	(13.0)	(10.6)
Other	(3.7)	(3.8)	(0.1)

Effective tax rate	26.5%	9.1%	24.2%

Subsidiaries conducting manufacturing operations in Ireland and China are taxed at substantially lower income tax rates than the U.S. federal statutory tax rate. The lower tax rate reduced expected taxes by approximately $9.1 million in 2006, $10.5 million in 2005 and $9.2 million in 2004.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities consists of the following at December 31:

	2006	2005
Deferred tax assets
Accrued expenses	$34.3	$31.8
Compensation	26.8	22.8
Inventories	44.5	41.6
Post employment benefits	63.5	48.6
Tax credits (primarily research and development)	4.3	23.8
State income taxes	19.6	20.7
License payments	17.5	-
Hedging activities	2.9	(0.5)
Other	22.5	24.1

	235.9	212.9
Less: Valuation allowance	(7.7)	(43.1)

Total deferred tax assets	228.2	169.8

Deferred tax liabilities
Accelerated depreciation	(27.7)	(29.9)
Deferred service contracts	(1.8)	(5.9)
Intangibles	(132.2)	(117.8)
Sale-leaseback deferred gain	(24.5)	(19.6)
State income taxes	(24.6)	(33.0)
Leases	(2.3)	(4.2)
Pension benefits	(14.3)	(59.2)
Other	(27.7)	(26.7)

Total deferred tax liabilities	(255.1)	(296.3)

Net deferred tax liability	$(26.9)	$(126.5)

The Company’s unutilized tax credits of $4.3 million at December 31, 2006 are scheduled to expire in the years 2025 to 2026.

At December 31, 2006, the Company had a valuation allowance of $7.7 million primarily on state R&E tax credits and net operating loss carryforwards due to uncertainties regarding their realizability. The Company believes that the remaining deferred income tax assets will be realized based upon its historical pre-tax earnings, adjusted for significant items such as non-recurring charges, and the recognition of taxable income from the reversal of deferred tax liabilities in the same future period. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations and the recognition of taxable income from the reversal of deferred tax liabilities in the same future period to fully realize these deferred tax assets.

The following is a reconciliation of deferred tax assets (liabilities) to net deferred tax assets (liabilities) as shown on the consolidated balance sheets at December 31:

	2006	2005
Current deferred income tax assets	$83.2	$62.8
Non-current income tax liabilities	(110.1)	(189.3)

Net deferred tax liability	$(26.9)	$(126.5)

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

During the year ended December 31, 2006, the Company decreased its valuation allowance by $2.1 million related to a capital loss carryover that was utilized in 2006, $2.5 million related to net operating losses utilized in 2006, $0.1 million related to the utilization of R&E tax credits and $30.7 million with a corresponding reduction to goodwill related to the realizability of certain deferred tax assets as a result of deferred tax liabilities recognized in connection with the acquisition of certain intangible assets.

At December 31, 2005, the Company had a valuation allowance of $38.4 million associated with certain deferred tax assets, principally long term post-retirement obligations, due to uncertainties regarding their realizability. During the year ended December 31, 2005, the Company increased its valuation allowance by $2.1 million related to a capital loss carryover and $1.5 million related to intangible assets of Agencourt, offset by a tax decrease of $10.0 million related to the utilization of Coulter pre-acquisition R&E tax credits and $3.2 million related to the reduction in certain long lived liabilities.

During the year ended December 31, 2004, the Company increased its valuation allowance by $4.0 million related to state R&E tax credits, offset by a decrease of $1.3 million related to loss carryforwards that were realized during the year.

Non-U.S. withholding taxes and U.S. taxes have not been provided on $416.2 million of unremitted earnings of certain non-U.S. subsidiaries because such earnings are intended to be indefinitely reinvested in operations or will be offset by credits for foreign income taxes paid. Determination of the deferred tax liability related to unremitted earnings of foreign operations is not practicable.

12.	Comprehensive Income

The changes in the components of comprehensive income, net of tax, for the years ended December 31, are as follows:

	2006	2005	2004
Net earnings	$186.9	$150.6	$210.9
Other comprehensive income (loss)
Foreign currency translation adjustments	51.4	(42.7)	46.4
Derivatives qualifying as hedges:
Net derivative (losses) gains, net of income taxes of $(0.9), $6.9 and $(6.3) in 2006, 2005 and 2004 respectively	(1.3)	10.3	(9.4)
Reclassifications to income, net of income taxes of $(2.5), $1.2 and $16.6 in 2006, 2005 and 2004, respectively	(3.7)	1.9	25.0
Minimum pension adjustment, net of income taxes of $(0.1) and $(0.5) in 2005 and 2004, respectively	-	(0.4)	(0.7)

Other comprehensive income (loss)	46.4	(30.9)	61.3

Total comprehensive income	$233.3	$119.7	$272.2

The components of accumulated other comprehensive (loss) income as of December 31 are as follows:

	2006	2005	2004
Cumulative currency translation adjustments	$89.7	$38.3	$81.0
Adjustment to initially apply SFAS No. 158	(139.3)	-	-
Minimum pension liability adjustments	(3.6)	(3.6)	(3.2)
Net unrealized (loss) gain on derivative instruments	(2.2)	2.8	(9.4)

Total accumulated other comprehensive (loss) income	$(55.4)	$37.5	$68.4

Currency Translation Adjustments

The Company’s reporting currency is the US dollar. The translation of its results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects the Company to currency exchange rate fluctuations in its results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

comprehensive (loss) income within stockholders’ equity. The Company’s primary currency translation exposures were related to entities having functional currencies denominated in the Euro, Japanese Yen, British Pound Sterling and Canadian dollar.

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

Year Ended December 31, 2006	Net Earnings	Shares (in millions)	Per Share Amount
Basic EPS:
Net earnings	$ 186.9	62.575	$2.99
Effect of dilutive stock options	-	1.396	(0.07)

Diluted EPS:
Net earnings	$ 186.9	63.971	$2.92

Year Ended December 31, 2005
Basic EPS:
Net earnings	$ 150.6	62.290	$2.42
Effect of dilutive stock options	-	2.571	(0.10)

Diluted EPS:
Net earnings	$ 150.6	64.861	$2.32

Year Ended December 31, 2004
Basic EPS:
Net earnings	$ 210.9	61.643	$3.42
Effect of dilutive stock options	-	4.130	(0.21)

Diluted EPS:
Net earnings	$ 210.9	65.773	$3.21

In 2006, 2005 and 2004 there were 2.8 million shares, 1.6 million shares and zero shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been anti-dilutive.

Outstanding Shares

The following is a detail of the Company’s outstanding common stock shares (in millions):

	2006	2005	2004
Outstanding at beginning of year	62.4	61.6	62.0
Employee stock purchases	1.9	1.7	2.1
Treasury stock purchases (see below)	(3.3)	(0.9)	(2.5)

Outstanding at end of year	61.0	62.4	61.6

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

As described in Note 8 “Debt Financing” in December 2006, the Company issued convertible notes, of which the premium can be settled in net shares. The convertible notes were not dilutive in 2006.

Treasury Stock

In October 2004, the Company created the Benefit Equity Trust (“BET”) for pre-funding stock-related obligations of employee benefit plans. The BET does not change these plans or the amount of stock expected to be issued for these plans. The shares in the BET are not considered outstanding for the calculation of EPS. During 2006 and 2005, 1.2 and 1.1 million shares, respectively, related to stock option exercises were issued out of the BET.

Through December 31, 2004, the Company repurchased 5.0 million shares at an average price of $43.62. At December 31, 2006, 3.6 million shares remain in treasury of which all are held by the BET. The BET has been included in the Company’s consolidated financial statements.

In January 2005, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company’s outstanding common stock through 2006. During 2006 and 2005, 1.6 million shares and 0.9 million shares, respectively, were repurchased for $88.4 million and $62.8 million, respectively, under this authorization.

In December 2006, the Board of Directors authorized the repurchase of up to 2.5 million shares of the Company’s outstanding common stock through 2008. Under this authorization, 1.7 million shares were repurchased in December 2006 for $100.0 million with proceeds received from the Company’s convertible note offering.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents and short term investments, will be the sources of funding for the share repurchase program.

14.	Employee Benefits

Share-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), which established financial accounting and reporting standards for share-based compensation plans. As required by SFAS No. 123(R), the Company recognizes the cost resulting from all share-based payment transactions in the financial statements at fair value. The compensation expense recognized in the consolidated statement of earnings for share-based compensation arrangements was $28.1 million ($17.4 million after tax), $2.6 million ($1.6 million after tax), and $1.3 million ($0.8 million after tax) for the years 2006, 2005, and 2004, respectively. No share-based compensation costs were capitalized as part of the cost of an asset for the years 2006, 2005, and 2004, as such amounts were immaterial. Additionally, SFAS No. 123(R) requires that the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs be reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006, the Company reported the entire tax benefit related to the exercise of stock options as an operating cash flow. The tax benefit from option exercises for the years 2006, 2005, and 2004, was $20.4 million, $16.7 million, and $18.4 million, respectively.

Prior to January 1, 2006, the Company accounted for share-based employee compensation plans in accordance with APB Opinion No. 25 and provided the stock-based compensation plan disclosures required by SFAS No. 123, “Share-Based Payment”
(“SFAS No. 123”). The following table sets forth the computation of basic and diluted income per share and illustrates the effect on net earnings and earnings per share for 2005 and 2004 as if the fair value based method provided by SFAS No. 123 had been applied for all outstanding and unvested awards each year.

	2005	2004
Net earnings as reported	$150.6	$210.9
Share-based employee compensation expense included in reported net earnings, net of tax	1.6	0.8
Pro forma compensation expense, net of tax	(22.8)	(21.7)

Pro forma net earnings	$129.4	$190.0

Earnings per share:
Basic – as reported	$2.42	$3.42
Basic – pro forma	$2.08	$3.08
Diluted – as reported	$2.32	$3.21
Diluted – pro forma	$2.00	$2.89

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The fair value of stock options granted during the years ended December 31, 2005 and 2004 was estimated on the date of grant using the BSM option-pricing model with the following weighted average assumptions:

	2005	2004
Option life (in years)	5.4	6.5
Risk-free interest rate	3.8%	3.6%
Stock price volatility	31.6%	32.3%
Dividend yield	1.01%	1.03%

Employee Stock Option and Stock Purchase Plans

The Company’s 2004 Long-Term Performance Plan (the “2004 Plan”), which is shareholder approved, authorizes the issuance of up to 6.5 million share options and nonvested shares to its employees. As of December 31, 2006, there were 2.8 million shares available for issuance under the 2004 Plan. Stock option awards are generally granted with an exercise price equal to the market price of the Company shares at the date of grant and typically vest over four years and expire seven years from the date of grant.

The Company has an Employee Stock Purchase Plan (“ESPP”) that operates in accordance with section 423 of the Internal Revenue Code whereby U.S. employees can purchase the Company’s common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. Employees purchased 0.3 million shares for $12.7 million during 2006. During 2005 and 2004 employees purchased 0.2 million shares for $13.1 million and $12.4 million respectively.

The fair value of stock options and ESPP shares granted during the year ended December 31, 2006, have been estimated at the date of grant using a BSM option-pricing model with the following weighted average assumptions:

	Stock Option Plans	ESPP
Option life (in years)	5.27	0.5
Risk-free interest rate	4.28%	4.35%
Stock price volatility	25.82%	29.36%
Dividend yield	0.94%	0.94%

The following table summarizes activity under the Company’s stock option plans (options in thousands):

	2006				2005		2004
	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	8,613	$43.46			7,944	$35.55	9,173	$33.40
Granted	784	57.20			1,846	65.25	632	57.62
Exercised	(851)	28.43			(1,095)	29.29	(1,713)	26.35
Canceled/forfeited	(77)	53.74			(82)	51.27	(148)	34.99

Outstanding at end of year	8,469	46.15	4.17	$125.9	8,613	43.46	7,944	35.55

Exercisable at end of year	5,918	41.64	3.74	111.0	5,536	38.12	4,889	31.93
Options expected to vest at December 31, 2006	2,451	$56.53	5.15	14.6

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Range of Exercise Prices	Options Outstanding at December 31, 2006	Weighted Average Exercise Price Per Outstanding Option	Weighted Average Remaining Contractual Life (Years)	Options Exercisable at December 31, 2006	Weighted Average Exercise Price Per Exercisable Option	Options Expected to Vest at December 31, 2006	Weighted Average Exercise Price for Options Expected to Vest
$15.01 to $20.00	21	$19.78	0.01	21	$19.78	-	$ -
$20.01 to $25.00	173	20.99	1.13	173	20.99	-	-
$25.01 to $30.00	2,028	27.38	3.72	1,743	27.16	285	28.68
$30.01 to $35.00	59	32.69	5.34	42	32.73	17	32.59
$35.01 to $40.00	801	38.54	3.59	801	38.54	-	-
$40.01 to $45.00	998	43.04	4.25	964	43.06	27	42.19
$45.01 to $50.00	68	48.65	4.87	59	48.61	9	48.93
$50.01 to $55.00	1,759	51.87	3.84	1,481	52.07	272	50.79
$55.01 and over	2,562	62.83	5.10	634	65.11	1,841	62.16

	8,469			5,918		2,451

As of December 31, 2006, the aggregate unamortized fair value of all unvested stock options was $14.2 million which is expected to be amortized on a straight-line basis over a weighted average period of approximately 2 years. The weighted average fair value of options granted during 2006, 2005 and 2004 was $16.75, $21.08 and $19.29 per share. The total intrinsic value of stock options exercised during 2006, 2005 and 2004 was $24.0 million, $41.7 million and $53.4 million, respectively.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Nonvested Stock Plan

Under the 2004 Plan, the Company may issue shares of nonvested stock to its employees. These shares vest based on the passage of time, generally over four years. The following table summarizes activity under the Company’s nonvested stock plan (in thousands, except per share amounts):

	2006		2005		2004
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	106	$46.32	101	$41.47	133	$41.47
Granted	205	$56.77	54	$58.00	4	$55.00
Vested	(36)	$53.96	(49)	$28.58	(33)	$27.93
Canceled/forfeited	(8)	$49.91	-	$46.32	(3)	$41.47

Nonvested at December 31,	267	$54.64	106	$46.32	101	$41.47

The total fair value of shares vested during the year ended December 31, 2006, was $1.9 million. As of December 31, 2006, the aggregate unamortized fair value of all nonvested stock awards was $10.4 million, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 2.8 years.

Performance Shares

Under the 2004 Plan, the Company granted Performance Share Awards (“Performance Shares”) to executives and other key employees. The vesting of the Performance Shares is contingent upon employee service and meeting company-wide performance goals for a three year period. 93,450 shares were granted during the year ended December 31, 2006, at an average grant date fair value of $49.74. There were no vested or forfeited Performance Shares for the year ended December 31, 2006.

As of December 31, 2006, the aggregate unamortized fair value of all unvested Performance Share awards was $3.8 million, which to the extent management estimates that performance goals will be achieved, are being amortized on a straight-line basis over a weighted average period of approximately 2.3 years.

Stock Appreciation Rights

The Company awards stock appreciation rights (“SARs”) to certain employees of its international subsidiaries. These rights are granted with an exercise price equal to the market price of the Company’s shares at the date of grant and typically vest over four years and expire seven years from the date of grant. As a result of adopting SFAS No. 123(R), the Company changed its method of valuing these awards from the intrinsic method to the fair value method. The effect of changing from intrinsic to fair value was not material and is recorded in operating income in the accompanying consolidated statements of earnings. The expected life of stock appreciation rights granted is based on the simplified calculation of expected life, described in the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin 107, “Share-Based Payment.” The fair values of the stock appreciation rights granted during the year ended December 31, 2006, have been estimated at the date of grant using a BSM option-pricing model with the following assumptions:

SARs
Option life (in years)	3.8 - 4.6
Risk-free interest rate	4.71%
Stock price volatility	27.23%
Weighted average stock price volatility	27.38%
Dividend yield	0.94%

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following table summarizes activity under the Company’s stock appreciation rights plan (in thousands, except per share amounts):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2006	396	$15.16
Granted	113	$13.66
Exercised	(47)	$18.00
Canceled	(13)	$14.30

Outstanding at December 31, 2006	449	$16.43

The total intrinsic value of stock appreciation rights exercised during the years 2006, 2005 and 2004 was $0.8 million, $1.3 million and $2.1 million, respectively.

The Company currently uses treasury stock to deliver shares of its common stock under its share-based payment plans. At December 31, 2006, the number of shares authorized to be issued under the Company’s share-based payment plans combined with shares held as treasury stock are sufficient to cover future stock option exercises.

Postemployment Benefits

Pursuant to SFAS No. 112 “Employers Accounting for Post Employment Benefits,” the Company recognizes an obligation for certain benefits awarded to individuals after employment but before retirement. During 2006, 2005 and 2004, the Company recorded charges of $2.7 million, $7.8 million and $4.5 million, respectively, associated with its post employment obligations. Excluded from these amounts are obligations arising from restructuring activities. See Note 4 “Restructuring Activities and Asset Impairment Charges” for a discussion of the $10.5 million and $34.8 million restructure charges recorded in 2006 and 2005, respectively.

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

The Trust has been consolidated in the Company’s financial statements. The $16.8 million and $15.7 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the accompanying consolidated balance sheets as components of stockholders’ equity at December 31, 2006 and 2005, respectively. The common stock was acquired in the open market. The Trust will hold the common stock for the benefit of the participants and will distribute the stock to the participants in accordance with the provisions of the plans. The participants may elect to receive distributions over one to 15 years, upon termination of service.

15.	Retirement Benefits

Defined Benefit Pension Plans and Postretirement Plan

The Company provides pension benefits covering the majority of its employees. Pension benefits for the Company’s domestic employees are based on age, years of service and compensation rates. The Company’s funding policy is to provide for accumulated benefits, subject to federal regulations. Several of the Company’s international subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The Company’s postretirement plan provides certain health care and life insurance benefits for retired U.S. employees and their dependents. Eligibility under the postretirement plan and participant cost sharing is dependent upon the participant’s age at retirement, years of service and retirement date. Employees who had not met certain age and service requirements as of December 31, 2002 are not eligible to receive medical coverage upon retirement.

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

The following table summarizes the initial impact upon adoption of SFAS No. 158 to recognize the funded status of our pension and postretirement benefit plans.

	December 31, 2006
	Before Adoption	Adjustment	After Adoption
Condensed Consolidated Balance Sheet:
Deferred income taxes	$73.7	$9.5	$83.2
Other current assets	1,254.9	-	1,254.9
Prepaid pension asset	211.2	(171.6)	39.6
Property, plant and equipment, net	721.0	-	721.0
Goodwill and other intangible assets, net	1,070.1	-	1,070.1
Other assets	122.9	-	122.9

Total assets	$3,453.8	$(162.1)	$3,291.7

Current pension liability	$-	$7.7	$7.7
Other current liabilities	703.9	-	703.9
Long-term debt, less current maturities	952.0	-	952.0
Deferred income tax liabilities	171.8	(61.7)	110.1
Long term pension liability	149.3	31.2	180.5
Other long-term liabilities	183.2	-	183.2

Total liabilities	2,160.2	(22.8)	2,137.4

Common stock and additional paid-in capital	494.8	-	494.8
Treasury stock	(361.5)	-	(361.5)
Retained earnings	1,076.4	-	1,076.4
Accumulated other comprehensive income (loss)	83.9	(139.3)	(55.4)

Total stockholders’ equity	1,293.6	(139.3)	1,154.3

Total liabilities and stockholders’ equity	$3,453.8	$(162.1)	$3,291.7

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Benefit Obligations

The following represents disclosures regarding benefit obligations, plan assets and the weighted average assumptions utilized for the pension and postretirement plans determined by outside actuarial valuations:

	Pension Plans		Postretirement Plan
	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of year	$862.7	$804.0	$106.3	$91.2
Service cost	31.1	28.4	3.9	1.7
Interest cost	45.9	46.1	6.2	4.6
Actuarial loss	1.5	53.8	9.0	14.8
Benefits paid	(67.0)	(59.5)	(7.9)	(7.9)
Plan participant contributions	2.7	3.2	3.3	3.1
Plan additions	6.5	9.6	-	-
Expenses and premiums paid	(0.7)	-	-	-
Special termination benefits	0.4	-	-	-
Decrease due to curtailment	(7.7)	(4.5)	-	(1.2)
Retiree drug subsidy received	-	-	0.4	-
Impact of foreign currency changes	23.1	(18.4)	-	-

Benefit obligation at end of year	$898.5	$862.7	$121.2	$106.3

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

	Pension Plans		Postretirement Plan
	2006	2005	2006	2005
Change in Plan Assets:
Fair value of plan assets at beginning of year	$763.0	$734.6	$-	$-
Employer contributions	56.8	13.8	4.6	4.8
Plan participant contributions	2.7	3.2	3.3	3.1
Benefits paid	(67.0)	(59.5)	(7.9)	(7.9)
Plan additions	6.3	8.1	-	-
Adjustments	-	13.2	-	-
Expenses and premiums paid	(0.7)	-	-	-
Actual return on plan assets	89.8	63.4	-	-
Impact of foreign currency changes	20.2	(13.8)	-	-

Fair value of plan assets at end of year	$871.1	$763.0	$-	$-

Funded Status at end of year	$(27.4)	$(99.7)	$(121.2)	$(106.3)

Amounts Recognized in the Consolidated Balance Sheets consist of:
Non-current assets	$39.6	$-	$-	$-
Current liabilities	(1.9)	-	(5.8)	-
Non-current liabilities	(65.1)	-	(115.4)	-
Prepaid benefit cost	-	178.2	-	-
Accrued benefit liability	-	(37.0)	-	(110.2)
Intangible asset	-	0.2	-	-
Accumulated other comprehensive income (loss)	-	5.9	-	-

Net amount recognized	$(27.4)	$147.3	$(121.2)	$(110.2)

Amounts Recognized in Accumulated Other Comprehensive Income (Loss) consist of:
Net actuarial loss	$201.1	$-	$19.1	$-
Prior service cost (credit)	4.4	-	(9.5)	-

Total (before tax effects)	$205.5	$-	$9.6	$-

U.S. Plans
Discount rate	6.0%	5.8%	6.0%	5.8%
Rate of compensation increase	3.5%	3.5%	-	-

International Plans
Discount rate	4.3%	4.2%	-	-
Rate of compensation increase	3.1%	3.2%	-	-

The accumulated benefit obligation for the Company’s pension plans is $789.7 million as of the 2006 measurement date and $759.0 million as of the 2005 measurement date.

The Company discloses the obligations and plan assets for all plans in the U.S. and the majority of its pension plans outside the U.S. In 2006, the Company added the benefit obligations and plan assets for the Company’s pension plan in the Netherlands to the above tables. Accordingly $6.5 million is included in plan additions in the reconciliation of the change in benefit obligation and $6.3 million is included in plan additions in the reconciliation of the change in plan assets related to the pension plan in the Netherlands. The measurement date for the pension plan in the Netherlands is November 30.

Information regarding our pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2006	2005
Projected benefit obligation	$ 50.5	$ 63.7
Accumulated benefit obligation	43.6	53.9
Fair value of plan assets	12.6	20.0

Information regarding our pension plans with a projected benefit obligation in excess of plan assets is as follows:

	2006	2005
Projected benefit obligation	$239.8	$862.7
Fair value of plan assets	175.0	763.0

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Benefit Expense (Credit)

The following table lists the components of the net periodic benefit cost of the plans and the weighted-average assumptions for the years ended December 31:

	Pension Plans			Postretirement Plan
	2006	2005	2004	2006	2005	2004
Components of Net Periodic Benefit Cost:
Service cost	$28.4	$28.4	$23.1	$2.1	$1.8	$2.4
Interest cost	45.9	46.1	42.3	6.2	4.6	6.2
Expected return on plan assets	(66.5)	(62.5)	(58.9)	-	-	-
Amortization of:
Prior service costs	1.3	1.8	2.4	(4.4)	(4.8)	(4.8)
Actuarial (gain) loss	12.9	12.3	7.7	0.5	(1.0)	0.8

Net periodic benefit cost	22.0	26.1	16.6	4.4	0.6	4.6
Additional costs (benefits) due to curtailments and settlements	4.4	6.4	-	(0.7)	(0.7)	-

Net periodic benefit cost	$26.4	$32.5	$16.6	$3.7	$(0.1)	$4.6

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
Loss recognition	$12.9	$-	$-	$0.9	$-	$-
Prior service cost (benefit) recognition	0.9	-	-	(4.3)	-	-

U.S. Plans
Discount rate	5.8%	6.0%	6.3%	5.8%	6.0%	6.3%
Expected return on plan assets	9.0%	9.0%	9.0%	-	-	-
Rate of compensation increase	3.5%	3.5%	3.0%	-	-	-

International Plans
Discount rate	4.2%	4.8%	5.0%	-	-	-
Expected return on plan assets	6.3%	6.9%	7.1%	-	-	-
Rate of compensation increase	3.2%	2.9%	3.1%	-	-	-

In June 2005, in connection with the retirement of the Company’s former CEO, the Company recorded a $4.0 million curtailment charge related to his cash settlement election of an earned supplemental pension obligation. In December 2005, the Company recognized a pension curtailment cost of $2.4 million and a curtailment benefit of $0.7 million for plans in the U.S. and Japan in connection with its restructuring.

In 2006, in connection with the amendment to its pension plan, the Company incurred a net curtailment charge of $4.0 million. The Company amended its pension plans effective December 31, 2006, to freeze benefits to employees who are under the age of 40 or have less than five years of vested service. These employees will no longer earn additional benefits in the pension plan. Instead, these employees and those hired after December 31, 2006, will be eligible to participate in the retirement account plan which is a defined contribution plan. The curtailment charge is included in selling, general and administrative expenses in the consolidated statements of earnings for the year ended December 31, 2006.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Expected Benefit Payments

Expected benefit payments for future years ending December 31 are as follows:

	Pension Benefits	Other Retirement Benefits
2007	$ 51.1	$ 6.0
2008	54.5	6.7
2009	57.6	7.4
2010	57.3	8.1
2011	61.1	8.8
2012 through 2016	337.2	53.6

The following is the expected Medicare Retiree Drug Subsidy benefit payments for the Company’s Postretirement Pension plan for future years ending December 31:

Other Retirement Benefits
2007	$ 0.8
2008	0.9
2009	1.0
2010	1.1
2011	1.1
2012 through 2016	7.2

Contributions

The Company expects to contribute approximately $30 million to the Company’s U.S. and international pension plans and approximately $6 million to the postretirement plan during 2007.

Plan Assets

The Company’s pension plan weighted-average asset allocations by asset category at fair value at December 31 are as follows:

U.S. Plans	2006	2005
Asset category

Equity securities	67%	67%
Fixed income	20%	20%
Real estate	7%	7%
Other	6%	6%

Total	100%	100%

International Plans	2006	2005

Asset category

Equity securities	52%	53%
Fixed income	37%	35%
Real estate	3%	3%
Other	8%	9%

Total	100%	100%

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Plan assets are invested using active investment strategies that employ multiple investment management firms. Risk is controlled through diversification among multiple asset classes, managers, styles, and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Monitoring activities take place to evaluate performance against these targets. The target asset allocation is 67% equities, 20% fixed income, 7% real estate and 6% other.

Allowable investment types include:

Equities—U.S. and non-U.S. common stocks of large, medium, and small companies, which are predominantly U.S. based and equity securities issued by companies domiciled outside the U.S.

Fixed Income—Fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the U.S. by non-U.S. banks and corporations (Yankee bonds). Up to 25% of the assets can be in debt securities that are below investment grade.

Real Estate—Real estate investments consist of private partnerships, which invest in a variety of real estate opportunities, as well as core real estate funds that are well diversified by property type including office/commercial, multi-family, and retail.

Other—These alternative investments may consist of equities, secondary fund investments in leveraged buyout, venture capital and special situation funds.

The overall expected long-term rate of return on assets assumption is based on the target asset allocation for Plan assets, capital markets forecasts for asset classes employed, and active management excess return expectations. Equilibrium forecasts are used to reflect long-term expectations for the asset classes employed. To the extent asset classes are actively managed, an excess return premium is added. The following table illustrates the calculation to arrive at the Expected Long Term Rate of Return Assumption of 9%.

Asset Class	Target Allocation	Long Term Expected Return	Portfolio Return
Equities	67%	8.7%	5.9%
Fixed Income	20%	6.1%	1.3%
Real Estate	7%	7.0%	0.3%
Other	6%	9.3%	1.0%

Sub-total	100%		8.5%
Active Management	-		0.5%

Total	100%		9.0%

Historical returns for the Company’s pension assets have averaged 9%, consistent with the expected long term rate of return assumption shown above.

Assumed Health Care Cost Trend Rates

The assumed health care trend rate used in measuring the postretirement cost for 2006 is 9.0%, gradually declining to 5.0% by the year 2011 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1.0% increase in assumed health care cost trend rates would increase the totals of the service and interest cost components for 2006 and the postretirement benefit obligation as of December 31, 2006 by $1.2 million and $15.8 million, respectively. A 1.0% decrease in assumed health care cost trend rates would decrease the total of the service and interest cost components for 2006 and the postretirement benefit obligation as of December 31, 2006 by $1.0 million and $13.3 million, respectively.

Defined Contribution Plan

The Company has a defined contribution plan available to its domestic employees. Under the plan, eligible employees may contribute a portion of their compensation. Employer contributions are primarily based on a percentage of employee contributions and vest immediately. However, certain former Coulter employees are eligible for additional employer contributions based on age and salary levels, which become fully vested after five years of service. The Company contributed $18.8 million in 2006, $18.8 million in 2005 and $17.6 million in 2004 to the plan.

16.	Commitments and Contingencies

Environmental Matters

The Company is subject to federal, state, local and foreign environmental laws and regulations. Although the Company continues to incur expenditures for environmental protection, it does not anticipate any expenditures to comply with such laws and regulations which would have a material impact on the Company’s consolidated operations or financial position. The Company believes that its operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

To address contingent environmental costs, the Company establishes reserves when the costs are probable and can be reasonably estimated. The Company believes that, based on current information and regulatory requirements, the reserves established by the Company for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on the Company’s operations, consolidated financial condition or liquidity, although no assurance can be given in this regard.

In 1983, the Company discovered organic chemicals in the groundwater near a waste storage pond at its manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency (“EPA”) issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The EPA has agreed that the Company has completed remediation of a substantial portion of the site. In 2005, the EPA amended the Record of Decision to allow the Company to implement monitored natural attenuation as the remedial action for the small portion of the site where remedial action is still needed. SmithKline Beckman, the Company’s former controlling stockholder, agreed to indemnify the Company with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on the Company’s earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by the Company. In 1988, The Prudential Insurance Company of America (“Prudential”), which had purchased the property from the Company, filed suit against the Company in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for a portion of the site. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable. The Company believes that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations, will not have a material adverse effect on the Company’s operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

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

Cardbeck Miami Trust - In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June 2000 to February 2005. The State of Florida has asserted that this transaction is subject to commercial rental tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. Cardbeck has asserted that, under the 1998 sale-leaseback agreement, the Company would be responsible for any such taxes, and has demanded that the Company take certain actions with respect to the assessment. Both Cardbeck and the Company have taken steps to challenge the assessment. The Company believes that its position is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. However, there are no assurances that the Company will prevail. Accordingly, at December 31, 2006, no accrual has been made for this assessment.

Rau - The Company and its wholly owned subsidiary Diagnostic Systems Laboratories (“DSL”) were named as defendants in an action brought in Texas Harris County District Court by Rama Rau and Vijay Yelundur. The plaintiffs claimed that they are former owners of approximately one-third of DSL’s outstanding shares and sought rescission of the agreement under which they sold their interest in DSL to Gopal Savjani. They alleged that Mr. Savjani fraudulently induced them to sell their interest in DSL for approximately $4 million by misrepresenting the status and future prospects of DSL and failing to inform them of the potential sale of the business to Beckman Coulter. They also alleged that these actions constituted breach of fiduciary duties, negligent misrepresentation, and a breach of the contract under which they invested in DSL. The action was against Mr. Savjani individually, DSL and the Company as successor in interest in DSL. In January 2007, the parties entered into a settlement agreement that resolved all of the claims and the action has been dismissed with no payment required from the Company

Wipro - During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary. The action was filed in India and claimed that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. After a full hearing, the court affirmed its order restraining BCIPL from soliciting Wipro’s employees while arbitration is pending. BCIPL has appealed the order, but the order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro, alleging that BCIPL’s actions breached the contract between BCISA. Wipro initially claimed that it experienced 18 million Euro in damages; however, in January, 2007, Wipro reduced the damage claim to U.S. $12.3 million. The arbitration will take place in Switzerland under ICC rules and Swiss law will govern. At this time, the Company anticipates the hearing will take place in July, 2008. The Company cannot at this time predict or determine the outcome of this litigation, nor can it estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, at December 31, 2006, no accrual has been made for any potential exposure.

Iraqi Government - On October 27, 2005, the Independent Inquiry Committee into the United Nations Oil-for-Food Programme published its Report on Programme Manipulation regarding the Oil for Food Program. The Report alleges that 2,253 companies that contracted with Iraq through this Program made illicit payments to the Iraqi government. The Report indicates that in 2001 Immunotech, S.A.S., a Beckman Coulter subsidiary located in France, had an $823,044 contract through the Program to provide medical supplies to the Iraqi government, that the Iraqi government had sought $74,823 in illicit payments from Immunotech, and that Immunotech made an illicit payment of $2 to the Iraqi government. Through its counsel, the Company has conducted a preliminary investigation into the allegations in the Report and has reported the matter to representatives of the U.S. Department of Justice and the Securities and Exchange Commission. The Company intends to continue investigating this matter and to cooperate with any appropriate regulatory agencies with respect to this matter. If Beckman Coulter, Immunotech or any of their employees are determined to have violated any laws or regulations, Immunotech and/or Beckman Coulter may be subject to fines, penalties, lawsuits, restrictions on their operations or other administrative actions, which might have a material adverse effect on the Company’s business and results of operations. The Company cannot at this time predict or determine the outcome of this matter, nor can it estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, at December 31, 2006, no accrual has been made for any potential exposure.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Lease Commitments

The Company leases certain facilities, equipment and automobiles under operating lease arrangements. Certain of the leases provide for payment of taxes, insurance and other charges by the lessee. Rent expense was $85.0 million in 2006, $86.6 million in 2005 and $84.7 million in 2004.

As of December 31, 2006, minimum annual rentals payable under non-cancelable operating leases aggregate $397.6 million, which is payable as follows:

Year	Amount
2007	$60.9
2008	54.5
2009	47.8
2010	43.0
2011	41.0
Thereafter	150.4

Total	$397.6

Other

During the fourth quarter the Company entered into an agreement to sell approximately 53 acres of vacant land in Miami. The vacant land in Miami has a book basis of approximately $3.0 million and the land sale is expected to close during 2007.

In addition to the sales of certain receivables discussed in Note 5 “Sale of Assets,” the Company sold instruments to a third-party financing company which then leased the instruments to end users. Sales of instruments under this arrangement were $50.3 million and $110.2 million in 2005 and 2004, respectively. The Company discontinued sales under this arrangement in the latter half of 2005 in connection with the Company’s shift to using operating-type leases. Therefore, there were no sales of instruments under this arrangement in 2006. The agreement underlying these sales indicates the Company is responsible for up to 10% of end user customer payment defaults. Accordingly, the Company has accrued a reserve for the probable and reasonably estimable portion of these liabilities.

17.	Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Following its reorganization in July 2005, the Company reports results as a single business segment. The Company has four business groups focused on driving core product strategies. These business groups are Chemistry Systems, Cellular Systems, Immunoassay Systems and Discovery and Automation Systems. The Company’s CEO, who is also the Company’s chief operating decision maker, evaluates the Company’s various global product portfolios on a revenue basis, and profitability is evaluated on an enterprise-wide basis due to shared infrastructures.

	2006	2005	2004
Total revenue
Chemistry Systems	$677.1	$688.7	$704.7
Cellular Systems	806.3	807.7	791.4
Immunoassay Systems	484.4	415.1	374.4
Discovery and Automation Systems	560.7	532.3	537.8

	$2,528.5	$2,443.8	$2,408.3

Revenue by geographic areas
United States	$1,330.0	$1,267.6	$1,333.7
International	1,198.5	1,176.2	1,074.6

	$2,528.5	$2,443.8	$2,408.3

Long-lived assets
United States	$1,635.1	$1,526.0
International	318.5	268.0

	$1,953.6	$1,794.0

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

18.	Quarterly Information (Unaudited)

	First Quarter		Second Quarter (c)		Third Quarter		Fourth Quarter (a)(b)		Full Year
	2006	2005	2006	2005	2006	2005	2006	2005	2006	2005
Product revenue	$473.4	$482.5	$517.9	$523.8	$531.2	$501.4	$608.0	$559.4	$2,130.5	$2,067.1
Service revenue	95.6	93.6	98.4	95.0	100.0	92.0	104.0	96.1	398.0	376.7

Revenue	569.0	576.1	616.3	618.8	631.2	593.4	712.0	655.5	2,528.5	2,443.8

Cost of goods sold	231.5	239.7	247.6	262.8	261.9	248.9	307.2	285.9	1,048.2	1,037.3
Cost of service	68.2	65.6	72.3	70.6	71.6	68.7	71.2	74.3	283.3	279.2

Cost of sales	299.7	305.3	319.9	333.4	333.5	317.6	378.4	360.2	1,331.5	1,316.5

Gross profit	269.3	270.8	296.4	285.4	297.7	275.8	333.6	295.3	1,197.0	1,127.3
Selling, general and administrative	163.4	149.2	176.6	160.0	175.0	159.1	172.6	184.0	687.6	652.3
Research and development	54.6	48.0	71.8	50.1	80.9	51.6	57.6	59.2	264.9	208.9
Restructuring	1.1	-	6.2	-	4.4	0.9	2.6	35.5	14.3	36.4
Asset impairments charges	0.9	-	1.4	-	-	13.3	-	10.7	2.3	24.0
Litigation settlement	-	-	(35.0)	-	-	-	-	-	(35.0)	-

Operating income	49.3	73.6	75.4	75.3	37.4	50.9	100.8	5.9	262.9	205.7
Non-operating expense	4.8	16.0	12.9	10.7	13.1	7.3	16.9	6.1	47.7	40.1

Earnings (loss) from continuing operations before income taxes	44.5	57.6	62.5	64.6	24.3	43.6	83.9	(0.2)	215.2	165.6
Income taxes	11.9	16.2	16.9	9.4	6.6	7.4	21.6	(18.0)	57.0	15.0
Earnings from discontinued operations, net of tax	-	-	(1.0)	-	29.7	-	-	-	28.7	-

Net earnings	$32.6	$41.4	$44.6	$55.2	$47.4	$36.2	$62.3	$17.8	$186.9	$150.6

Basic earnings per share	$0.52	$0.67	$0.72	$0.89	$0.76	$0.58	$1.00	$0.28	$2.99	$2.42
Diluted earnings per share	$0.50	$0.62	$0.70	$0.85	$0.74	$0.56	$0.97	$0.28	$2.92	$2.32
Dividends per share	$0.15	$0.14	$0.15	$0.14	$0.15	$0.14	$0.15	$0.14	$0.60	$0.56
Stock price – High	$59.83	$72.02	$55.99	$70.32	$57.87	$64.96	$60.99	$58.28	$60.99	$72.02
Stock price – Low	$52.57	$65.00	$49.46	$63.26	$50.44	$52.38	$56.67	$49.14	$50.07	$49.14

(a)	In the fourth quarter of 2005, the Company recorded an accrual of $22.8 million for its non-discretionary performance-based compensation plans as final performance against plan targets became known. In 2006, the Company revised its performance-based compensation plans and accrued a charge each quarter based upon the cumulative performance compared to the plan targets. Additionally, the Company charges an estimate of the cost of other employee benefits to expense in each quarter of the year, and in the fourth quarter of each year, when these final costs are known, adjusts this accrual if necessary. In 2005, the Company recorded an additional $4.4 million of such costs and no additional charges were incurred in 2006.

(b)	Also in the fourth quarter of 2005, $3.1 million of interest, was capitalized to property, plant and equipment related to internal use software under development.

(c)	For the quarter ended June 30, 2006, the Company reclassified its results of operations from APG to discontinued operations, resulting in a net charge of $1.0 million from discontinued operations for the second quarter. Quarterly financial statements presented previously for June 30, 2006 did not report discontinued operations related to APG as the sale was not finalized until the third quarter.

19.	Subsequent Events

On January 10, 2007, the Company announced plans to close its operations in Palo Alto, California by the end of 2008 and relocate all functions to Indianapolis, Indiana. The Company expects to incur approximately $16 million over the next two years, including $13 million for employee severance in 2007, related to the closure and incremental costs incurred for duplicate facilities during the transition.

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

As of December 31, 2006, the end of the fiscal year covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management also is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. As part of that process, as of December 31, 2006, the end of the fiscal year covered by this report, the Company carried out an evaluation of its internal control over financial reporting. The evaluation was conducted following the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control - Integrated Framework (1992). The assessment did not identify any material weaknesses in the Company’s internal control over financial reporting and management concluded that the Company’s internal control over financial reporting was effective. The independent registered public accounting firm that audited the Company’s financial statements contained in this annual report has issued an audit report on management’s assessment of the Company’s internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

On February 15, 2007 the Board of Directors approved a modification to Beckman Coulter’s Code of Ethics. The revisions are intended to clarify that all forms of corruption or bribery, including improper kickbacks and commercial bribery, are prohibited and to address evolving legal standards under the Foreign Corrupt Practices Act.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beckman Coulter, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Beckman Coulter, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Beckman Coulter, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Beckman Coulter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 21, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California

February 21, 2007

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors — the information with respect to directors required by this Item is incorporated herein by reference to those parts of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2007 entitled “ELECTION OF DIRECTORS” and “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS.”

Information about our Audit Committee and our Audit Committee financial expert is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2007.

Executive Officers — The information with respect to executive officers required by this Item is set forth in Part I of this report.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer (see “Available Information” in Item 1, above).

Item 11. Executive Compensation

The information with respect to executive compensation required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2007 entitled “EXECUTIVE COMPENSATION”, excluding the section entitled “ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION”.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2007 entitled “Equity Compensation Plans” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2007 entitled “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS, Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions”.

Item 14. Principal Accountant Fees and Services

The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 27, 2007 entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1), (a)(2) Financial Statements and Financial Statement Schedules

(a)(3) Exhibits

* Management contracts and compensatory plans or arrangements are identified by an asterisk.

2.1	Stock Purchase Agreement among Coulter Corporation, The Stockholders of Coulter Corporation and Beckman Coulter, dated as of August 29, 1997 (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Report on Form 8-K dated November 13, 1997, File No. 001-10109). (Note: Confidential treatment has been obtained for portions of this document).

2.2	Agreement and Plan of Merger dated as of April 22, 2005 by and among Beckman Coulter, Inc., BCI New Co., Inc., and Agencourt Bioscience Corporation. (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 30, 2005, File No. 001-10109).

2.3	Stock Purchase Agreement by and Among Beckman Coulter, Inc. as “Buyer” and Gopal Savjani, Rajesh Savjani and Anish Savjani as “Sellers” dated as of October 4, 2005 (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2005, File No. 001-10109).

3.1	Amended and Restated By-Laws of Beckman Coulter, as of June 10, 2003 (incorporated by reference to Exhibit 3.0 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2003, File No. 001-10109).

3.2	Sixth Restated Certificate of Incorporation dated May 2, 2005 (incorporated by reference to Exhibit 3.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2005, File No. 001-10109).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).

4.2	Rights Agreement between Beckman Coulter and Morgan Shareholder Services Trust Company, as Rights Agent, dated as of March 28, 1989 (incorporated by reference to Exhibit 4 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1989, File No. 001-10109).

4.3	First amendment to the Rights Agreement dated as of March 28, 1989 between Beckman Coulter and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, dated as of June 24, 1992 (incorporated by reference to Exhibit 1 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1992, File No. 001-10109).

4.4	Senior Indenture between Beckman Coulter and The First National Bank of Chicago as Trustee, dated as of May 15, 1996, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

4.5	7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

4.6	Amendment 1998-1 to Beckman Coulter’s Employees’ Stock Purchase Plan dated December 9, 1998 (incorporated by reference to Exhibit 4.6 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-10109).

4.7	Stockholder Protection Rights Agreement dated as of February 4, 1999 (incorporated by reference to Exhibit 4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 8, 1999, File No. 995-23266).

4.8	Indenture dated as of March 4, 1998 by and between Beckman Coulter, The First National Bank of Chicago, as trustee, and Beckman Instruments (Naguabo) Inc., SmithKline Diagnostics, Inc., Hybritech Incorporated, Coulter Leasing Corporation and Coulter Corporation (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 17, 1998, File No. 333-50409).

4.9	Supplemental Indenture No. 1, dated as of March 6, 1998, between Beckman Instruments, Inc. and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.13 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).

4.10	Supplemental Indenture No. 2, dated as of March 6, 1998, among Beckman Instruments (Naguabo) Inc., Hybritech Incorporated, SmithKline Diagnostics, Inc., Coulter Corporation, Coulter Leasing Corporation, Beckman Instruments, Inc., and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.14 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).

4.11	Senior Indenture between Beckman Coulter, Inc. and Citibank N.A. as Trustee dated April 25, 2001 (incorporated by reference to Exhibit 4.1 to the submission on Form S-3/A filed with the Securities and Exchange Commission on April 26, 2001, File No. 333-58968).

4.12	First Supplemental Indenture dated as of November 19, 2001 among Beckman Coulter as Issuer, Coulter Corporation and Hybritech Incorporated as Guarantors, and Citibank N.A. as Trustee (incorporated by reference to Exhibit 4.12 of the Company’s Form 10-K filed with the Securities and Exchange Commission on February 22, 2002, File No. 001-10109).

4.13	Beckman Coulter, Inc. Executive Deferred Compensation Plan (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).

4.14	Beckman Coulter, Inc. Executive Restoration Plan (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.2 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).

4.15	Beckman Coulter, Inc. Deferred Directors’ Fee Program (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).

4.16	Master Trust Agreement for Beckman Coulter, Inc.’s Executive Plans (incorporated by reference to Exhibit 4.4 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).

4.17	Beckman Coulter, Inc. 2004 Long-Term Performance Plan. (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Commission on February 27, 2004 pursuant to Section 14(a) of the Exchange Act, File No. 001-10109)

4.18	Amendment 2005-1 to the Beckman Coulter, Inc. 2004 Long-Term Performance Plan dated December 22, 2005 (incorporated by reference to Exhibit 4.18 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-10109).

4.19	Second Supplemental Indenture related to the Convertible Senior Notes due 2036, dated as of December 15, 2006, between Beckman Coulter, Inc. and Wells Fargo Bank, National Association, as Trustee (including form of 2.50% Convertible Senior Note due 2036) (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Report to the Securities and Exchange Commission on Form 8-K dated December 11, 2006, File No. 001-10109).

4.20	Registration Rights Agreement, dated as of December 15, 2006, between Beckman Coulter, Inc. and Morgan Stanley & Co. Incorporated on behalf of the Initial Purchasers (incorporated by reference to Exhibit 4.2 of Beckman Coulter’s Report to the Securities and Exchange Commission on Form 8-K dated December 11, 2006, File No. 001-10109).

10.3	Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998. (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1998, File No. 001-10109).

10.4	Benefit Equity Amended and Restated Trust Agreement between Beckman Coulter and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1997, File No. 001-10109).

*10.5	Beckman Coulter’s Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997 (incorporated by reference to Exhibit 10 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1997, File No. 001-10109).

*10.6	Amendment to Beckman Coulter’s Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed January 13, 1998, Registration No. 333-24851).

*10.7	Beckman Coulter’s Incentive Compensation Plan, as amended by the Beckman Coulter’s Board of Directors on October 26, 1988 and as amended and restated by Beckman Coulter’s Board of Directors on March 28, 1989 (incorporated by reference to Exhibit 10.16 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).

*10.8	Amendment to Beckman Coulter’s Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form S-8 Registration statement, filed January 13, 1998, Registration No. 33-31573).

10.9	Restricted Stock Agreement and Election (Cycle Three — Economic Value Added Incentive Plan), adopted by Beckman Coulter in 1996 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No. 001-10109).

10.10	Form of Restricted Stock Agreement, dated as of January 3, 1997, between Beckman Coulter and certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).

10.11	Beckman Coulter’s Supplemental Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1990, File No. 001-10109).

10.12	Amendment 1995-1 to Beckman Coulter’s Supplemental Pension Plan, adopted by Beckman Coulter in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

10.13	Amendment 1996-1 to Beckman Coulter’s Supplemental Pension Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

10.14	Stock Option Plan for Non-Employee Directors, amended and restated effective as of August 7, 1997, (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

10.15	Agreement Regarding Retirement Benefits of Albert Ziegler, dated June 16, 1995, between Beckman Coulter and Albert Ziegler (incorporated by reference to exhibit 10.22 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1995, File No. 001-10109).

10.16	Agreement Regarding Retirement Benefits of Fidencio M. Mares, adopted and dated April 30, 1996, between Beckman Coulter and Fidencio M. Mares (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

10.17	Amendment 1997-1 to Beckman Coulter’s Employees’ Stock Purchase Plan, adopted effective January 1, 1998 and dated October 20, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

10.18	Beckman Coulter’s Amended and Restated Deferred Directors’ Fee Program, amended as of June 5, 1997 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

10.19	Amendment 1997-2 to Beckman Coulter’s Supplemental Pension Plan, adopted as of October 31, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

10.20	Form of Restricted Stock Award Agreement between Beckman Coulter and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

10.21	Form of Stock Option Grant for non-employee Directors (incorporated by reference to Exhibit 4.3 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

*10.22	Beckman Coulter’s Employees’ Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995, File No. 33-65155 (incorporated by reference to Exhibit 10.29 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).

*10.23	Beckman Coulter’s Option Gain Deferral Program, dated January 14, 1998 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-24851).

*10.24	Form of Coulter’s Special Incentive Plan and Sharing Bonus Plan, assumed by Beckman Coulter October 31, 1997 (incorporated by reference to Exhibit 10.38 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).

10.25	Distribution Agreement, dated as of April 11, 1989, among SmithKline Beckman Corporation Beckman Coulter, and Allergan, Inc. (incorporated by reference to Exhibit 3 of SmithKline Beckman Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).

10.26	Amendment to the Distribution Agreement effective as of June 1, 1989, among SmithKline Beckman Corporation, Beckman Coulter and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-28853).

10.27	Cross-Indemnification Agreement between Beckman Coulter and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).

10.28	Amendment No. 1, dated April 3, 1998, to the Credit Agreement by and among Beckman Coulter, as borrower, the Initial Lenders and the Issuing Banks named therein, and Citicorp USA, Inc. as Agent dated October 31, 1997 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).

*10.29	Amendment No. 1998-1, adopted and effective as of April 2, 1998, to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).

10.30	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.5 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.31	Lease Agreement made as of June 25, 1998, between Beckman Coulter, Inc., and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.6 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.32	Lease Agreement made as of June 25, 1998, between Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.7 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.33	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.8 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.34	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.9 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.35	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc. and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.10 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.36	Lease Modification Agreement made as of June 25, 1998, among Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.11 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.37	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.12 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.38	Guaranty of Lease, executed as of June 25, 1998, by Beckman Coulter, Inc. for the benefit of Cardbeck Miami Trust (incorporated by reference to Exhibit 2.13 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

*10.39	Beckman Coulter’s Amended and Restated Executive Deferred Compensation Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69249).

*10.40	Beckman Coulter’s Amended and Restated Executive Restoration Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69251).

*10.41	Beckman Coulter’s Amended and Restated Savings Plan dated December 24, 1998, effective as of September 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 10, 1999, Registration No. 333-72081).

*10.42	Amendment 1998-1, adopted and effective as of April 2, 1998 to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-10109).

*10.43	Amendment 1999-1, adopted October 22, 1999 and effective as of September 1, 1998, to the Beckman Coulter, Inc. Executive Restoration Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).

*10.44	Amendment 1999-2, adopted November 23, 1999, to the Beckman Coulter, Inc. 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).

*10.45	Amendment 1999-1, adopted December 20, 1999, to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.52 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).

*10.46	Change of Control Agreement between Beckman Coulter, Inc. and John P. Wareham, dated as of January 1, 2000 (incorporated by reference to Exhibit 10.53 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).

*10.48	Beckman Coulter, Inc. Savings Plan, Amendment 2000-1, dated June 5, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2000, File No. 001-10109).

*10.49	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).

*10.50	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-2, dated October 19, 2000 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).

*10.51	Beckman Coulter, Inc. Executive Restoration Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).

*10.52	Form of Change in Control Agreement, dated as of January 1, 2001, between Beckman Coulter, certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.55 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).

*10.53	Amendment 2000-2 adopted December 21, 2000 to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.56 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).

*10.54	Executive Retention Incentive Program Summary (February 2001) (incorporated by reference to Exhibit 10.57 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).

*10.55	Amendment Number 2001-1 to the Beckman Coulter, Inc. Supplemental Pension Plan, adopted June 29, 2001 and effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.56	2001 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.57	Amendment Number 2001-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 1, 2001 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.58	Amendment Number 2001-1 to the Beckman Coulter, Inc. Employees’ Stock Purchase Plan, adopted September 25, 2001 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.59	Addendum to the Agreement Regarding Retirement Benefits of Fidencio M. Mares, dated August 10, 2001 (incorporated by reference to Exhibit 10.5 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.60	Addendum to the Agreement Regarding Retirement Benefits of Albert Ziegler, dated August 20, 2001 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.61	2002 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-10109).

10.62	Credit Agreement dated as of July 10, 2002 among Beckman Coulter, Inc. as Borrower, the Initial Lenders named therein, Citicorp USA, Inc. as Sole Administrative Agent, Bank of America, N.A. as Sole Syndication Agent, and Salomon Smith Barney, Inc. and Banc of America Securities, LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2002, File No. 001-10109).

10.63	Amendment Number 2002-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 25, 2002 (incorporated by reference to Exhibit 10.64 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-10109). .

10.64	Amendment Number 2002-2 to the Beckman Coulter, Inc. Savings Plan, adopted December 20, 2002 (incorporated by reference to Exhibit 10.65 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-10109).

*10.65	2003 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2003, File No. 001-10109).

*10.66	2004 Executive Annual Incentive Plan (“AIP”) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-10109).

10.67	Beckman Coulter, Inc. Benefit Equity Trust Agreement, Dated as of October 5, 2004 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2004, File No. 001-10109).

*10.68	Transition Agreement between the Beckman Coulter, Inc. and John P. Wareham dated April 7, 2005 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Report to the SEC on Form 8-K dated April 11, 2005, File No. 001-10109).

*10.69	Retention Agreement between the Beckman Coulter, Inc. and William H. May dated April 11, 2005 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s report to the SEC on Form 8-K dated April 15, 2005, File No. 001-10109).

*10.69	Retirement and Consulting Agreement between Beckman Coulter, Inc. and John P. Wareham dated June 30, 2005 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s report to the SEC on Form 8-K dated July 8, 2005, File No. 001-10109).

*10.70	Summary of Ms. Woods Compensation as Chairman of the Board (Incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2005, File No. 001-10109).

*10.71	Amendment 2005-2 to the Beckman Coulter, Inc. Supplemental Pension Plan dated December 19, 2005 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.72	Amendment 2005-1 to the Beckman Coulter, Inc. 2004 Long-Term Performance Plan dated December 22, 2005 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.73	Amendment 2005-1 to the Beckman Coulter, Inc. Deferred Director’s Fee Program dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.74	Amendment 2005-1 to the Beckman Coulter, Inc. Executive Deferred Compensation Plan dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.75	Amendment 2005-1 to the Beckman Coulter, Inc. Executive Restoration Plan dated December 21, 2005 (incorporated by reference to Exhibit 10.5 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.76	Amendment 2005-1 to the Beckman Coulter, Inc. Savings Plan dated December 21, 2005 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.77	Amendment 2006-1 to the Beckman Coulter, Inc. Savings Plan dated April 20, 2006 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.78	Transition and Retirement Agreement between Beckman Coulter, Inc. and James T. Glover dated March 16, 2006 (incorporated by reference to Exhibit 10.8 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.79	Summary Of The Beckman Coulter 2006 Executive Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2006, File No. 001-10109).

*10.80	Transition and Retirement Agreement between Beckman Coulter, Inc. and Elias Caro dated July 26, 2006 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2006, File No. 001-10109).

10.81	Agreement and Plan of Merger by and among Lumigen, Inc., Beckman Coulter, Inc., NLACQCO, Inc., The Undersigned Shareholders and the Shareholder Representative dated as of September 29, 2006 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-10109).

10.82	Bridge Credit Agreement dated as of October 31, 2006 among Beckman Coulter, Inc. as Borrower The Initial Lenders named herein as Initial Lenders Citicorp North America, Inc. as Sole Administrative Agent Banc of America Bridge LLC as Syndication Agent Citigroup Global Markets Inc. and Banc of America Securities LLC as Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-10109).

10.83	Amended and Restated Credit Agreement effective January 31, 2005 among Beckman Coulter, Inc. as Borrower, the Initial Lenders named therein Citicorp USA, Inc. as Sole Administrative Agent, Bank Of America, N.A. As Sole Syndication Agent and Citigroup Global Markets Inc., and Banc Of America Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s report to the Securities and Exchange Commission on Form 8-K, dated January 31, 2005, File No. 001-10109).

11.	Statement regarding computation of per share earnings (incorporated by reference to the discussions of “Earnings Per Share” located in Note 13 of the consolidated financial statements for the year ended December 31, 2006 included in Item 8 of this report).

12.	Ratio of Earnings to Fixed Charges

21.	Significant Subsidiaries

23.	Consent of Independent Registered Public Accounting Firm

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Section 1350 Certifications

99.1	II. Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beckman Coulter, Inc.

Date: February 22, 2007	By:	/s/ Scott Garrett
Scott Garrett
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose signature appears below appoints Scott Garrett, Arnold A. Pinkston, and Charles P. Slacik, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Garrett Scott Garrett	President and Chief Executive Officer	February 22, 2007

/s/ Charles P. Slacik Charles P. Slacik	Senior Vice President and Chief Financial Officer	February 22, 2007

/s/ Carolyn D. Beaver Carolyn D. Beaver	Corporate Vice President, Controller and Chief Accounting Officer	February 21, 2007

/s/ Betty Woods Betty Woods	Chairman of the Board	February 15, 2007

/s/ James V. Mazzo James V. Mazzo	Director	February 15, 2007

/s/ Peter B. Dervan, Ph.D.	Director	February 15, 2007
Peter B. Dervan, Ph.D.

/s/ Kevin M. Farr	Director	February 22, 2007
Kevin M. Farr

/s/ Robert G. Funari	Director	February 15, 2007
Robert G. Funari

/s/ Charles A. Haggerty	Director	February 15, 2007
Charles A. Haggerty

/s/ Van B. Honeycutt	Director	February 15, 2007
Van B. Honeycutt

/s/ William N. Kelley, M.D.	Director	February 15, 2007
William N. Kelley, M.D.

/s/ Risa J. Lavizzo-Mourey, M.D.	Director	February 22, 2007
Risa J. Lavizzo-Mourey, M.D.

/s/ Glenn S. Schafer	Director	February 15, 2007
Glenn S. Schafer

INDEX TO EXHIBITS

Exhibit

11	Statement regarding computation of per share earnings (incorporated by reference to the discussions of “Earnings Per Share” located in Note 13 of the consolidated financial statements for the year ended December 31, 2006 included in Item 8 of this report).

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	II. Valuation and Qualifying Accounts