Form 10-Q
period 2007-03-31
BECKMAN COULTER INC
filed 2007-05-08
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of outstanding shares of the registrant’s common stock as of May 4, 2007 was 61,935,437 shares.

Beckman Coulter, Inc.

FORM 10-Q for the Quarter Ended March 31, 2007

Part I. Financial Information

Item 1.            Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$ 89.3	$ 75.2
Trade and other receivables, net	634.2	671.5
Inventories	486.7	455.8
Deferred income taxes	112.9	83.2
Prepaids and other current assets	55.9	52.4

Total current assets	1,379.0	1,338.1
Property, plant and equipment, net	748.2	721.0
Goodwill	675.8	672.7
Other intangible assets, net	392.8	397.4
Other assets	160.7	162.5

Total assets	$ 3,356.5	$ 3,291.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$ 189.1	$ 180.3
Accrued expenses	369.8	387.9
Income taxes payable	44.3	60.9
Notes payable	78.0	73.2
Current maturities of long-term debt	4.3	9.3

Total current liabilities	685.5	711.6
Long-term debt, less current maturities	946.9	952.0
Deferred income taxes	139.8	110.1
Other liabilities	355.5	363.7

Total liabilities	2,127.7	2,137.4

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.4 and 68.3 at March 31, 2007 and December 31, 2006, respectively; shares outstanding 61.9 and 61.0 at March 31, 2007 and December 31, 2006, respectively	6.8	6.8
Additional paid-in capital	492.3	488.0
Retained earnings	1,102.8	1,076.4
Accumulated other comprehensive loss (Note 4)	(49.2)	(55.4)
Treasury stock, at cost: 6.1 and 6.9 common shares at March 31, 2007 and December 31, 2006, respectively	(323.9)	(361.5)
Common stock held in grantor trust, at cost: 0.4 common shares at March 31, 2007 and December 31, 2006	(17.5)	(16.8)
Grantor trust liability	17.5	16.8

Total stockholders’ equity	1,228.8	1,154.3

Total liabilities and stockholders’ equity	$ 3,356.5	$ 3,291.7

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except amounts per share)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Product revenue	$512.4	$473.4
Service revenue	101.2	95.6

Total revenue	613.6	569.0

Cost of goods sold	243.8	231.5
Cost of service	72.4	68.2

Total cost of sales	316.2	299.7

Gross profit	297.4	269.3

Operating costs and expenses
Selling, general and administrative	175.4	163.4
Research and development	57.8	54.6
Restructuring	6.9	1.1
Asset impairment charges	-	0.9

Total operating costs and expenses	240.1	220.0

Operating income	57.3	49.3

Non-operating (income) expense
Interest income	(4.6)	(4.1)
Interest expense	12.4	10.8
Other, net	2.2	(1.9)

Total non-operating expense	10.0	4.8

Earnings before income taxes	47.3	44.5
Income taxes	10.2	11.9

Net earnings	$37.1	$32.6

Basic earnings per share	$0.60	$0.52

Diluted earnings per share	$0.59	$0.50

Weighted average number of shares outstanding (in thousands)
Basic	61,848	63,237
Diluted	63,376	64,800

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,

	2007	2006
Cash flows from operating activities
Net earnings	$ 37.1	$ 32.6
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	54.6	40.5
Provision for doubtful accounts receivable	2.0	1.8
Share-based compensation expense	6.1	7.0
Tax benefits from exercises of share-based payment awards	9.4	2.3
Excess tax benefits from share-based payment transactions	(8.8)	(1.9)
Asset impairment charges	-	0.9
U.S. Pension Trust contributions	-	(17.0)
Deferred income taxes	(1.3)	(0.5)
Changes in assets and liabilities:
Trade and other receivables	37.3	46.3
Inventories	(27.0)	(29.4)
Accounts payable	14.8	-
Accrued expenses	(26.9)	(46.7)
Income taxes payable	(16.6)	3.7
Long-term lease receivables	4.9	14.4
Other	(3.1)	2.2

Net cash provided by operating activities	82.5	56.2

Cash flows from investing activities
Additions to property, plant and equipment	(76.9)	(65.0)
Payments for business acquisitions and technology licenses	(10.8)	(4.2)

Net cash used in investing activities	(87.7)	(69.2)

Cash flows from financing activities
Dividends to stockholders	(10.2)	(9.5)
Proceeds from issuance of stock	27.7	13.3
Repurchase of common stock as treasury stock	-	(47.6)
Repurchase of common stock held in grantor trust	(0.7)	(0.6)
Excess tax benefits from share-based payment transactions	8.8	1.9
Debt borrowings, net	(0.5)	57.8
Debt repayments	(6.0)	(1.8)
Debt acquisition costs	(0.3)	-

Net cash provided by financing activities	18.8	13.5

Effect of exchange rates on cash and cash equivalents	0.5	0.9

Increase in cash and cash equivalents	14.1	1.4
Cash and cash equivalents-beginning of period	75.2	57.6

Cash and cash equivalents-end of period	$ 89.3	$ 59.0

See accompanying notes to condensed consolidated financial statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

Beckman Coulter, Inc., based in Fullerton, California, develops, manufactures and markets products that simplify, automate and innovate complex biomedical tests. More than 200,000 Beckman Coulter systems operate in laboratories around the world, supplying critical information for improving patient health and reducing the cost of care.

Basis of Presentation

The management of Beckman Coulter, Inc. and its wholly-owned subsidiaries (the “Company”) prepared the accompanying Condensed Consolidated Financial Statements following the requirements of the United States Securities and Exchange Commission for interim reporting. As permitted under those rules, certain footnotes or other financial information normally required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) have been condensed or omitted.

The financial statements include all normal and recurring adjustments that the management of the Company considers necessary for the fair presentation of its financial position and operating results. To obtain a more detailed understanding of the Company’s results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

Revenue, expenses, assets and liabilities can vary between the quarters of the year. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results to be expected for the full year or any future period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to be applicable for the full year. The estimated full year’s effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The tax effect of any tax law changes, final settlement of examinations with tax authorities and certain other events are reflected as discrete items in the interim reporting period in which they occur.

The effective tax rate for the quarter ended March 31, 2007 was 21.6%. The decrease from the expected rate was primarily due to discrete items of approximately $5.3 million occurring in the quarter which included a favorable adjustment to earnings of $4.3 million to prior years’ state tax liability at December 31, 2006. This adjustment was not material to the Company’s consolidated financial position or results of operations for any previous periods.

On January 1, 2007 the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The impact of the adoption of FIN 48 was immaterial to the overall financial statements. The total amount of unrecognized tax benefits as of March 31, 2007 was $34.9 million, which if recognized, would primarily affect the effective income tax rate in future periods, except for approximately $5 million which would affect goodwill.

FIN 48 requires the Company to accrue interest and penalties where there is underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. The Company’s policy on the classification of interest and penalties is to record interest as part of interest expense and penalties, if any, are classified in income tax expense. As of January 1, 2007, the Company had $3.0 million of accrued interest for taxes.

The Company and its domestic (U.S.) subsidiaries file federal and state & local income/ franchise tax returns in the U.S. The Company’s international subsidiaries file income tax returns in various non-U.S. jurisdictions. The tax years 2003 through 2006 remain open to U.S. federal income tax examination. The Company is no longer subject to state income tax examination by tax authorities in its major state jurisdictions for years before 2003. With the exception of one of its subsidiaries in Switzerland, the Company’s major international subsidiaries are no longer subject to non-US income tax examinations by tax authorities for tax years 2003 and prior.

A number of years may elapse before an uncertain tax position is finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes that the reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution, except for the resolution of certain tax contingency matters related to acquisitions, which would result in an adjustment to goodwill. As of March 31, 2007, it is reasonably possible that the Company’s liability for uncertain tax positions will be reduced by as much as $6.5 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring in the next twelve months for years with uncertain tax positions. Approximately $1.5 million of this amount would favorably impact the Company’s effective tax rate.

Recent Accounting Developments

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 157.

Pension and Other Postretirement Accounting

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income in stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s fiscal year end. At December 31, 2006, the Company used an actuarial measurement date of December 31 for domestic pension plans and an actuarial measurement date of November 30 for international pension plans. The Company adopted the recognition provision of SFAS 158 effective December 31, 2006, except for the measurement date provision, which is not effective until fiscal years ending after December 15, 2008. The measurement date provision will be adopted during 2007, and the Company is currently evaluating the impact of the adoption of this provision on its consolidated financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159.

Discontinued Operations

On July 7, 2006, Agencourt Personal Genomics (“APG”), a partially owned subsidiary of Agencourt Bioscience Corporation, was sold generating proceeds of $114.0 million with an additional $6.0 million held in escrow. The Company received approximately $50.0 million in cash for the sale of its interest in APG. The Company has not recognized its interest in the additional $6.0 million held in escrow pending resolution of all contingencies associated with the sale which is expected to settle before year end. The operating results of APG for the first quarter 2006 were not material and accordingly, have not been separately reported in the accompanying Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006.

Changes in Presentation

Certain prior period amounts have been reclassified to conform to the current year presentation.

2.	Restructuring Activities and Asset Impairments

Restructuring

In July 2005, the Company announced a strategic reorganization of its business to integrate its divisions into a single company structure and consequently recorded charges related to severance and other benefit related costs. The remaining accrued employee severance and benefit costs associated with this activity are expected to be paid over the next year.

Supply Chain Management

In January 2007, as part of the Company’s strategic supply chain management initiative, the Company announced the closure of its manufacturing site in Palo Alto, California and the relocation of those operations to Indianapolis, Indiana. In connection with the closure and relocation, the Company recorded charges related to severance and other costs of $6.4 million and $0.5 million, respectively.

The following is a reconciliation of the costs included in accrued expenses and other liabilities in the accompanying Condensed Consolidated Balance Sheet for restructuring expenses and costs associated with the Palo Alto facility relocation at March 31, 2007 (in millions):

Balance at December 31, 2006	Accrual in 2007	Cash Payments in 2007	Balance at March 31, 2007
$ 14.1	$ 6.7	$ 5.1	$ 15.7

3.	Derivatives

The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company’s objectives for holding derivatives are to minimize currency and interest rate risks to eliminate or reduce the impacts of these exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no underlying exposures. The following discusses in more detail the Company’s foreign currency exposures and related derivative instruments.

Foreign Currency

The Company manufactures its products principally in the U.S., but generated approximately 46% of its revenue in the first three months of 2007 from sales made outside the United States by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge a significant portion of the foreign currency exposure resulting from intercompany sales to the Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries. These foreign currency swap contracts are designated as fair value hedges.

Hedge ineffectiveness associated with the Company’s cash flow and fair value hedges was immaterial and no cash flow or fair value hedges related to foreign currency were discontinued for the three months ended March 31, 2007 and 2006.

Derivative gains and losses included in accumulated other comprehensive income (loss) are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. The Company estimates that $3.1 million of the unrealized gain included in accumulated other comprehensive loss at March 31, 2007 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates.

4.	Comprehensive Income (Loss)

The reconciliation of net earnings to comprehensive income is as follows (in millions):

	Three Months Ended March 31,
	2007	2006
Net earnings	$37.1	$32.6

Foreign currency translation adjustment	3.4	10.5

Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $0.3 and $0.5 for the three months ended March 31, 2007 and 2006, respectively.	0.4	(0.9)
Reclassifications to non-operating (income) expense, net of income taxes of $0.1 and $1.4 for the three months ended March 31, 2007 and 2006, respectively.	(0.1)	(2.0)

	0.3	(2.9)

Comprehensive income	$40.8	$40.2

The components of accumulated other comprehensive loss are as follows (in millions):
	March 31, 2007	December 31, 2006
Cumulative currency translation adjustments	$93.1	$89.7
SFAS No. 158 adjustments	(140.4)	(142.9)
Net unrealized loss on derivative instruments	(1.9)	(2.2)

Total accumulated other comprehensive loss	$(49.2)	$(55.4)

5.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended March 31,
	2007			2006
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$37.1	61.848	$0.60	$32.6	63.237	$0.52
Effect of dilutive stock options	—	1.528	(0.01)	—	1.563	(0.02)

Diluted EPS:
Net earnings	$37.1	63.376	$0.59	$32.6	64.800	$0.50

For the three months ended March 31, 2007 and 2006, there were 2.5 million shares and 2.8 million shares, respectively relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been antidilutive. The Company expects to settle in cash the principal amount of the convertible senior notes due 2036 (“Convertible Notes”) issued in December 2006. The common shares associated with the Convertible Notes were antidilutive as the Company’s average stock price during the three months ended March 31, 2007 was less than the conversion price of the Convertible Notes.

6.	Sale of Assets

During the three months ended March 31, 2007 and 2006, the Company sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $12.6 million and $30.2 million, respectively, for which the Company received approximately $12.5 million and $30.2 million, respectively, in cash proceeds. Substantially all of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales and as a result the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

The agreements underlying the Receivables sales in the U.S. contain provisions that indicate the Company is responsible for up to 15% of end-user customer payment defaults on Receivables. Accordingly, the Company accrued a reserve for the probable and reasonably estimable portion of these liabilities. Additionally, in the U.S., the Company services the Receivables whereby it continues collecting payments from the end user customer on behalf of the purchaser of the Receivables. The Company estimates the fair value of this service arrangement as a percentage of the Receivables and amortizes this amount to income over the estimated life of the service period. At March 31, 2007 and December 31, 2006, $0.8 million and $0.9 million, respectively, of deferred service fees were included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets. For the three months ended March 31, 2007 and 2006, $0.1 million of deferred service fees were amortized to income.

7.	Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	March 31, 2007	December 31, 2006
Finished products	$ 314.5	$ 303.7
Raw materials, parts and assemblies	146.7	128.8
Work in process	25.5	23.3

	$ 486.7	$ 455.8

Changes in the product warranty obligation were as follows (in millions):

Total
Balance at December 31, 2006	$ 11.1
Current period warranty charges	3.5
Current period utilization	(3.7)

Balance at March 31, 2007	$ 10.9

The Company records a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. The Company also records an additional liability for specific warranty matters when they become known and are reasonably estimable. The Company’s product warranty obligations are included in accrued expenses in the accompanying Condensed Consolidated Balance Sheets.

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2007 were as follows (in millions):

Total
Goodwill at December 31, 2006	$ 672.7
Acquisitions and related adjustments	2.9
Currency translation adjustment	0.2

Goodwill at March 31, 2007	$ 675.8

Other intangible assets consisted of the following (in millions):

	March 31, 2007			December 31, 2006

	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$ 110.4	$ (23.0)	$ 87.4	$ 110.4	$ (20.9)	$ 89.5
Customer relationships	211.3	(66.2)	145.1	211.3	(63.4)	147.9
Other	44.8	(24.6)	20.2	43.3	(23.4)	19.9

	366.5	(113.8)	252.7	365.0	(107.7)	257.3
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	66.6	-	66.6	66.6	-	66.6

	$ 506.6	$(113.8)	$ 392.8	$ 505.1	$ (107.7)	$ 397.4

Intangible asset amortization expense was $6.1 million and $4.6 million for the three months ended March 31, 2007 and 2006, respectively. Estimated amortization expense (based on existing intangible assets) for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $23.9 million, $23.2 million, $22.5 million, $21.4 million and $20.8 million, respectively.

9.	Debt

Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At March 31, 2007, the Company was in compliance with all such covenants.

10.	Share-Based Compensation

Share-based compensation expense was $6.1 million and $7.0 million for the three months ended March 31, 2007 and 2006, respectively. Compensation cost capitalized as part of inventory for the three months ended March 31, 2007 was $0.5 million and none for the three months ended March 31, 2006.

11.	Retirement Benefits

For the three months ended March 31, 2007 and 2006, the net pension and post retirement benefit costs were comprised of (in millions):

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. Post Retirement Benefit Plans
	Three Months Ended March 31,
	2007	2006	2007	2006	2007	2006
Service cost—benefits earned during the period	$4.4	$5.5	$1.8	$1.5	$0.5	$0.5
Interest cost on benefit obligation	9.8	9.3	2.4	1.9	1.9	1.6
Expected return on plan assets	(14.5)	(13.9)	(2.9)	(2.3)	-	-
Amortization and deferrals:
Actuarial loss	2.5	2.8	0.5	0.4	0.4	0.1
Prior service cost (credit)	0.2	0.4	-	-	(1.0)	(1.1)

Net plan costs	$2.4	$4.1	$1.8	$1.5	$1.8	$1.1

The Company did not make any contributions to its defined benefit plans for the three months ended March 31, 2007. The Company expects to contribute approximately $20 million to its defined benefit plans during the remainder of fiscal year 2007.

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

In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by the Company. In 1988, The Prudential Insurance Company of America (“Prudential”), which had purchased the property from the Company, filed suit against the Company in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing groundwater remediation at the site, issued a closure letter for a portion of the site. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable. The Company believes that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations, will not have a material adverse effect on the Company’s operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

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

Cardbeck Miami Trust - In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June 2000 to February 2005. The State of Florida has asserted that this transaction is subject to commercial rental tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. Both Cardbeck and the Company have taken steps to challenge the assessment. Cardbeck has filed an action seeking a declaratory ruling that Beckman Coulter is obligated to pay any tax and is in breach of the lease if it fails to do so.

The Company believes that its position regarding the tax assessment is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. The Company also believes it should prevail in the action brought by Cardbeck. However, there are no assurances that the Company will prevail. Accordingly, at March 31, 2007, no accrual has been made for this assessment.

Wipro - During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary. The action was filed in India and claimed that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. After a full hearing, the court affirmed its order restraining BCIPL from soliciting Wipro’s employees while arbitration is pending. BCIPL has appealed the order, and the appellate court has found that the factual findings by the lower court were tentative findings that would not bind the Swiss arbitration panel. The order imposing the injunction remains in effect but the order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro, alleging that BCIPL’s actions breached the contract between BCISA. Wipro initially claimed that it experienced 18 million Euro in damages; however, in January, 2007, Wipro reduced the damage claim to U.S. $12.3 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. At this time, the Company anticipates the hearing will take place in July 2008. The Company cannot at this time predict or determine the outcome of this litigation, nor can it estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, at March 31, 2007, no accrual has been made for any potential exposure.

Iraqi Government - On October 27, 2005, the Independent Inquiry Committee into the United Nations Oil-for-Food Programme published its Report on Programme Manipulation regarding the Oil for Food Program. The Report alleges that 2,253 companies that contracted with Iraq through this Program made illicit payments to the Iraqi government. The Report indicates that in 2001 Immunotech, S.A.S., a Beckman Coulter subsidiary located in France, had an $823,044 contract through the Program to provide medical supplies to the Iraqi government, that the Iraqi government had sought $74,823 in illicit payments from Immunotech, and that Immunotech made an illicit payment of $2 to the Iraqi government. Through its counsel, the Company has conducted a preliminary investigation into the allegations in the Report and has reported the matter to representatives of the U.S. Department of Justice and the Securities and Exchange Commission. The Company intends to continue investigating this matter and to cooperate with any appropriate regulatory agencies with respect to this matter. If Beckman Coulter, Immunotech or any of their employees are determined to have violated any laws or regulations, Immunotech and/or Beckman Coulter may be subject to fines, penalties, lawsuits, restrictions on their operations or other administrative actions, which might have a material adverse effect on the Company’s business and results of operations. The Company cannot at this time predict or determine the outcome of this matter, nor can it estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, at March 31, 2007, no accrual has been made for any potential exposure.

Other

On May 1, 2007, the Company entered into a revised merger agreement with Biosite® Incorporated (“Biosite”), a leading biomedical company commercializing proteomics discoveries for the advancement of medical diagnosis. Under the terms of the revised merger agreement, the Company will acquire all of Biosite’s outstanding common stock in a cash tender offer for $90.00 per share (an increase of $5.00 per share over the original merger agreement dated March 24, 2007) or approximately $1.67 billion in total on a fully diluted basis. The tender offer for Biosite’s outstanding common stock is valid until May 15, 2007. The Company has obtained commitment letters for an interim loan facility to finance the acquisition and expects to replace the interim loan facility within 90 days, using permanent financing consisting of approximately $800 million in convertible notes with the balance composed of long-term debt.

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

	Three Months Ended March 31, (in millions)
	2007	2006
Total revenue:
Chemistry Systems	$ 172.9	$ 158.0
Cellular Systems	194.4	184.0
Immunoassay Systems	134.4	110.8
Discovery & Automation Systems	111.9	116.2

	$ 613.6	$ 569.0

Revenue by geographic areas:
United States	$ 331.9	$ 305.0
International	281.7	264.0

	$ 613.6	$ 569.0

	March 31, 2007	December 31, 2006
Long-lived assets:
United States	$ 1,647.9	$ 1,635.1
International	329.6	318.5

	$ 1,977.5	$ 1,953.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K.

We believe transparency and understandability are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our stockholders with informative disclosures and presenting an accurate view of our financial position and operating results. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following MD&A is presented in six sections:

• Overview

• Strategic Initiatives

• Critical Accounting Policies and Estimates

• Results of Operations

• Liquidity and Capital Resources

• Recent Accounting Developments

Overview

We are a biomedical testing company, participating in markets that we estimate totaled $47 billion in 2006 based on annual worldwide sales. Our company is dedicated to improving patient health and reducing the cost of care. We design, manufacture, and sell systems, services, reagents and supplies to clinical and life science laboratories around the world. Our products combine sophisticated analytical instruments, user-friendly software and sensitive chemistries, integrated into complete and simple to use systems. We simplify, automate and innovate clinical and laboratory processes so that our customers can more easily and efficiently produce accurate and precise information. Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. We market our products in more than 130 countries, with approximately 46% of revenue in the first three months of 2007 coming from outside the United States (“U.S.”).

Our instruments are generally provided to customers under operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Based on customer preferences most lease contracts provided to customers in the U.S. are done under OTL arrangements. Our lease arrangements primarily take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents.

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

•	From a geographic perspective, we are expanding resources in emerging markets, including China and India, which we believe will improve our opportunities for long-term growth.
•	In January 2007, we announced the relocation of our manufacturing facility in Palo Alto, California to Indianapolis, Indiana. We expect to begin realizing benefits from the relocation in 2008.
•	We intend to continue to streamline our supply chain operations to improve our overall cost structure over the next three years.
•	We are expanding our use of “Lean Six-Sigma” tools throughout the company as a result of our initial success with these tools in a pilot project in our Chaska, Minnesota facility.
•

We have announced that we plan to design and build automated, fully integrated molecular diagnostic systems for clinical laboratories. Costs for the project are anticipated to be about $15 to 20 million per year through 2010, excluding any licensing fees for the test menu.

•

On May 1, 2007, we entered into a revised merger agreement with Biosite Incorporated (“Biosite”). Through this acquisition we intend to create value and accelerate our growth in high-value immunoassay testing by leveraging our global commercial infrastructure, expertise and installed base of instruments.

We expect the interest savings from our debt refinancing in December 2006 to offset a significant portion of the incremental costs of our investment in molecular diagnostics. As part of our strategic initiatives, we have started to realign our manufacturing and distribution footprint and implement initiatives to improve productivity and reduce operating costs in the future. These activities are expected to occur principally in 2007 and 2008.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. We discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in our accounting policies or estimates since the end of 2006, with the exception of the adoption of Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007, as described below.

Accounting for Uncertainty in Income Taxes

As of January 1, 2007, we adopted the provisions of FIN 48. Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. The impact of the adoption of FIN 48 was immaterial to the overall financial statements. See Note 1 “Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for further discussion.

Results of Operations

Management reviews revenue by product area and by major geographic area. To facilitate our understanding of results, we review revenue on both a reported and constant currency basis. We define constant currency revenue as current period revenue in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate for that period, computed monthly. This measure provides information on revenue growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. We believe the use of this measure aids in the understanding of our operations without the impact of foreign currency. This presentation is also consistent with our internal use of the measure, which we use to measure the profitability of ongoing operating results against prior periods and against our internally developed targets. Constant currency revenue and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency revenue is not an alternative measure of revenue on a U.S. GAAP basis.

Executive Summary

Total revenue of $613.6 million was up 7.8% over first quarter 2006. Revenue increased within clinical diagnostics, led by immunoassay, up more than 21% over prior year quarter, and chemistry which increased 9.4%. Additionally, our cellular product revenue increased about 6%. The revenue increases in clinical diagnostics product areas were partially offset by lower sales of mature life science products. On a geographic basis, first quarter revenue in the United States increased 8.8% and consumables sales grew 10.2%. International revenue increased 6.7%, of which 3.9% was due to currency. Growth in Europe was partially offset by a small decline in Asia Pacific.

Gross profit margin increased 120 basis points to 48.5%, attributed primarily to a richer mix of higher margin consumables and the positive effects of a weakening of the U.S. dollar. Total operating costs and expenses were $240.1 million, including the Palo Alto relocation charge of $6.9 million, compared to operating expense of $220 million in the first quarter 2006. Operating income for the quarter was $57.3 million, up 16.2% over prior year quarter including the $6.9 million relocation charge relating to the Palo Alto facility. Non-operating expense in the quarter was $10 million, about $5 million higher than prior year due to foreign currency related expenses. The effective tax rate in the quarter was 21.6%, which reflects a reduction in state tax accruals during the quarter. The Company anticipates that the full year tax rate will range between 30% and 31%. Net earnings were $37.1 million or $0.59 per fully diluted share in 2007, compared to net earnings of $32.6 million, or $0.50 per fully diluted share in 2006.

Revenue

The following provides key product area and geographical revenue information, including product and service revenue, for the three months ended March 31 (dollar amounts in millions):

	2007	2006	Reported Growth %	Constant Currency Growth %*
Chemistry Systems	$ 172.9	$ 158.0	9.4	7.5
Cellular Systems	194.4	184.0	5.7	4.4
Immunoassay Systems	134.4	110.8	21.3	18.8
Discovery & Automation Systems	111.9	116.2	(3.7)	(5.7)

Total	$ 613.6	$ 569.0	7.8	6.0

United States	$ 331.9	$ 305.0	8.8	8.8
International	281.7	264.0	6.7	2.8

	$ 613.6	$ 569.0	7.8	6.0

*	Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency revenue less prior year reported revenue

Prior year reported revenue

As discussed above in the Overview, most lease arrangements entered into with customers are provided under OTL contract terms. We expect these lease arrangements to improve competitiveness and operating efficiency over the long term. Under OTLs the recognition of instrument revenue and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs the recognition of instrument revenue and earnings is at the inception of the lease. Placements of our instrument systems continue to drive growth in aftermarket consumables revenue. Consumables revenue across all product lines grew 12.8% in 2007 (10.8% in constant currency) as a result of this large and growing installed base of systems and a greater average utilization of reagents.

A discussion of revenue by major product area for the three months ended March 31, 2007 follows:

Chemistry Systems

Revenue increased in Chemistry Systems by 9.4% for the three months ended March 31, 2007 due primarily to:

•	growth in consumables revenue due to new placements,

•	increased utilization of reagents on newer systems due to reagent capacity and productivity, which offsets pricing and volume declines experienced in dedicated proteins and certain other reagents, and

•	continued placements of our SYNCHRON® UniCel® DxC 600 and 800 systems and our new second generation chemistry/immunoassay work cell, the DxC 600i.

Cellular Systems

Sales in Cellular Systems area consist of hematology, hemostasis and flow cytometry systems. Revenue in this area increased by 5.7% for the three months ended March 31, 2007, due primarily to increased revenue of our flow cytometry products, up 10.6% for the quarter and revenue growth in consumables sales. Growth in cellular consumables was mainly attributed to flow cytometry and hemostasis reagents.

Immunoassay Systems

Revenue in Immunoassay Systems increased by 21.3% for the three months ended March 31, 2007. This increase is due to:

•	increased utilization, new reagents and tests, and

•	steady placements of the UniCel®DxI 800 Access® Immunoassay System, an advanced high-throughput analyzer.

The acquisition of Lumigen in the fourth quarter of 2006 contributed to the growth in Immunoassay Systems. Access consumables revenue, not affected by the acquisition, grew over the same period one year ago by 22.1%.

Discovery and Automation Systems

Revenue in Discovery and Automation Systems was down by 3.7% for the three months ended March 31, 2007. The decrease was due to lower sales of our more mature products to life science markets, due in part to decreased government funding for basic research. Many of our life science products address those basic research segments of the market that are particularly sensitive to levels of government funding. This revenue decrease was partially offset by robust sales of automation to clinical labs. Clinical lab automation continues to be a key emphasis for us and our overall strategy as our customers increasingly focus on efficiency and cost savings that can be provided by increased automation.

Revenue by Major Geography

Revenue in the U.S. was up 8.8% for the three months ended March 31, 2007, attributed to strong consumables sales across all product lines, which grew by 10.2%. Immunoassay revenue was up 22.9% for the three months ended March 31, 2007. Contributing to this increase was:

•	continued growth of consumables sales; and

•	growth in the installed base of our chemistry and Immunoassay Systems including our new 2nd generation work cell, the DxC 600i.

Increased sales in clinical diagnostics was partially offset by lower sales in our more mature Discovery and Automation products due in part to decreased government funding for these products.

International revenue was up 6.7% for the three months ended March 31, 2007, or 2.8% in constant currency for the three months ended March 31, 2007. Our international growth was led by results in Europe, where we experienced growth of 11.6% reported and

5.0% in constant currency for the three months ended March 31, 2007. Revenue from Europe includes results from dollar denominated dealer businesses in the Middle East and direct subsidiaries in Turkey, India and Africa which operate in local currency. Cellular and Immunoassay revenue in Europe increased over the prior year quarter by 15.0% and 16.0%, respectively. Sales of automated Access® immunoassay products were up 20.3% over the same period in the prior year.

Sales in Asia Pacific decreased by 1.5% (down 1.9% in constant currency) for the three months ended March 31, 2007. Sales in China and Japan rebounded from 2006 levels but were more than offset by weakness in Korea and Southeast Asia. This decrease was offset by growth in China of 3.5%, attributed to strong consumable sales. In Japan, revenue increased modestly by 1.7% reported and 3.6% in constant currency as a result of growth in Access® immunoassay products.

Service Revenue

Service revenue, which is derived from contracts or service and maintenance calls on our installed instruments, increased 5.9% to $101.2 million in the first quarter of 2007 from $95.6 million in the first quarter of 2006. The increase is due primarily to our growing installed base of instruments under service contracts.

Gross Profit

Gross profit as a percentage of revenue (“gross margin”) was 48.5% and 47.3% for the three months ended March 31, 2007 and 2006, respectively. Gross margin increased 120 basis points, attributed primarily to a concentrated revenue mix of higher margin consumables. Changes in currency contributed 40 basis points to the increase.

Operating Expenses

		Three Months Ended March 31,
	2007	Percentage of Total Revenue	2006	Percentage of Total Revenue	Percent Change
(in millions)
Selling, general and administrative (“SG&A”)	$ 175.4	28.6%	$ 163.4	28.7%	7.3%
Research and development (“R&D”)	57.8	9.4%	54.6	9.6%	5.9%
Restructuring	6.9	1.1%	1.1	0.2%	527.3%
Asset impairment charges	-	0.0%	0.9	0.2%	(100.0)%

The SG&A increase of $12.0 million for the first quarter of 2007 compared to the same period a year ago was primarily attributed to:

•	increased spending on selling and marketing activities related to our chemistry, immunoassay and other new product offerings,

•	increased amortization and costs related to our ERP implementation in January 2007, and

•	the impact of foreign currency changes on expenses.

The R&D increase of $3.2 million is mainly due to incremental R&D charges from recent acquisitions and increased investment in next generation systems and tests.

The increase in restructuring charges was attributed to the planned closure of our manufacturing site in Palo Alto, California. In connection with this relocation we recorded charges of $6.9 million related to severance and other exit activity costs.

Asset impairment charges were recorded in the first three months of 2006, related to certain non-strategic products and services that were exited by the Company, which did not occur in the first quarter 2007.

Non-Operating (Income) Expense

		Three Months Ended March 31,
	2007	Percentage of Total Revenue	2006	Percentage of Total Revenue	Percent Change
(in millions)
Interest income	$ (4.6)	0.7%	$ (4.1)	0.7%	12.2%
Interest expense	12.4	2.0%	10.8	1.9%	14.8%
Other non-operating (income) expense	2.2	0.4%	(1.9)	0.3%	215.8%

Interest income includes income from STL receivables. The increase in interest expense in the first quarter of 2007 was mainly due to an accrual of approximately $2 million for interest associated with unrecognized tax benefits.

Other non-operating (income) expense increased $4.1 million in the first quarter of 2007, attributed primarily to foreign currency related expenses.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective income tax rate, as a percentage of pre-tax income, was 21.6% for the first quarter of 2007, compared to 26.7% for the corresponding period of 2006. The decrease in the effective income tax rate is attributable to discrete events reflected in the first quarter of 2007. Current period discrete events are comprised of a favorable adjustment to our prior year state tax liability accrual of $4.3 million and settlement of certain international subsidiary audits.

Our effective tax rate for the full year of 2007 could be impacted by a number of factors including, but not limited to, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our utilization of tax credits and our geographic profit mix. We expect our effective tax rate for the year to range from 30-31%.

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

Our business model, in particular revenue from operating type leases, after-market kits, supplies and service, allows us to generate substantial operating cash flows. However, due to the leasing transition we are currently investing a substantial portion of this cash flow in instruments leased to customers. We expect the level of investment to stabilize in a few years when existing sales type leases have been replaced with operating type leases. We anticipate our operating cash flows together with the funds available through our credit facility will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows:

•	to increase our capital expenditures for customer leased equipment,

•

to facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements,

•

to maintain and raise our quarterly dividend. Our dividend paid in the first quarter was $0.16 cents per share. In April 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on May 25, 2007 to stockholders of record on May 11, 2007,

•	to reduce our borrowings under our credit facility,

•

to continue to pay our restructuring expenses and costs associated with our Palo Alto facility relocation. Approximately $15.7 million is accrued at March 31, 2007 of which $10.2 million is expected to be paid throughout 2007 and early in 2008, and

•	to make a contribution to the pension plan of approximately $20 million.

The following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months Ended March 31,
	2007	2006
Cash provided by (used in):
Operating activities	$ 82.5	$ 56.2
Investing activities	(87.7)	(69.2)
Financing activities	18.8	13.5
Effect of exchange rate changes on cash and cash equivalents	0.5	0.9

Increase in cash and cash equivalents	$ 14.1	$ 1.4

Cash provided by operating activities for the first three months of 2007 increased by $26.3 million. The increase in operating cash flow is attributed to:

•	increased net earnings of $4.5 million,
•	increase in depreciation expense of $14.1 million due to increase in customer leased instruments,
•	pension contributions of $17.0 million in 2006, that did not occur in 2007,
•	changes in accounts payable and accrued expenses due to timing of vendor payments, offset by
•	slower collections of accounts receivable as a result of our ERP implementation of sales functionality in North America in the first quarter of 2007,
•	increased income tax payments made during the first quarter of 2007.

Investing activities used cash of $87.7 million in the first quarter of 2007, compared to $69.2 million in the same period in 2006. Cash used for property, plant and equipment (including customer leased instruments) was $76.9 million for the first quarter of 2007, compared to $65.0 million for the same period in 2006. The change was primarily attributed to increased capital spending related to various projects, including the in-sourcing of a portion of our U.S. distribution network and our implementation of our global ERP system. Also contributing to the overall increase were cash payments paid of $6.7 million in 2007 related to contingent price elements of prior year acquisitions.

Cash flows from financing activities increased compared to prior year same period due to proceeds received from exercise of stock options, offset by debt borrowings and treasury stock repurchases that occurred in the first quarter of 2006, compared to none in the same period of 2007.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides the Company with a $300 million revolving line of credit, which may be increased in $50 million increments up to a maximum line of credit of $500 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At March 31, 2007, there was $50.0 million drawn on the Credit Facility.

At March 31, 2007 approximately $133.8 million of unused, uncommitted, short-term lines of credit were available to the Company’s subsidiaries outside the U. S. at various interest rates. In the U.S., $13.3 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management and Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through March 31, 2007, we have capitalized $175.2 million of costs associated with this ERP system, which includes $62.1 million of capitalized internal labor costs and $9.7 million of capitalized interest. In January 2007, sales functionality was implemented for our U.S. and Canadian operations, and as a result, in the first quarter of 2007, we began amortizing the related costs incurred, which will increase our amortization by approximately $8 million in the current year. As of March 31, 2007, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Systems for finished goods inventory and physical distribution have been implemented for Europe, including the deployment of systems for Sales, Service and Order Management in most entities in Europe and North America. In 2007 and 2008 we intend to develop and implement additional functionality for our supply chain. We expect that the majority of the work required to complete the global implementation phase of the new systems will take place through 2008. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

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

On May 1, 2007, we entered into a revised merger agreement with Biosite, a leading biomedical company commercializing proteomics discoveries for the advancement of medical diagnosis. Under the terms of the revised merger agreement, we will acquire all of Biosite’s outstanding common stock in a cash tender offer for $90.00 per share (an increase of $5.00 per share over the original merger agreement dated March 24, 2007) or approximately $1.67 billion in total on a fully diluted basis. Our tender offer for Biosite’s outstanding common stock is valid until May 15, 2007. We have obtained commitment letters for an interim loan facility to finance the acquisition and expect to replace the interim loan facility within 90 days, using permanent financing consisting of approximately $800 million in convertible notes with the balance composed of long-term debt.

At March 31, 2007, there have been no material changes in the Company’s significant contractual obligations and commitments as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2006 except as described herein.

Unrecognized tax benefits at March 31, 2007 and December 31, 2006 were $34.9 million and $34.4 million, respectively. In the recent Form 10-K filed on February 26, 2007, amounts related to income tax contingencies were excluded from the table of contractual obligations as we are not able to reasonably estimate the period of cash settlement with the respective taxing authorities.

Recent Accounting Developments

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. The effective date of this statement is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently assessing the impact that SFAS 157 may have on our consolidated financial position, results of operations and cash flows.

Pension and Other Postretirement Accounting

Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s year end. At December 31, 2006, we used an actuarial measurement date of December 31 for domestic pension plans and an actuarial measurement date of November 30 for international pension plans. The recognition provision of SFAS 158 was adopted effective December 31, 2006. The measurement provision, which is not required to be effective until fiscal years ending after December 15, 2008, was not adopted at December 31, 2006. We expect to adopt the measurement provision during 2007 and are currently evaluating the impact of the adoption of the measurement provision on our consolidated financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact that SFAS 159 may have on our consolidated financial position, results of operations and cash flows.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements are intended to be identified by the use of words such as “believes”, “expects”, “plans”, “may”, “will”, “could”, “should”, “anticipates”, “likely”, “estimates”, or other comparable words, or by discussions of our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are included throughout this report and include, among other things, statements concerning:

•	our business strategy;

•	the nature of our molecular diagnostics system and the expected source of the funds for developing the product;

•	the effects of realignment of our manufacturing and distribution footprint and the expected costs and benefits of implementing a Lean Six-Sigma program;

•	the impact of shifting our lease agreements to predominantly operating-type leases;

•	the schedule for completion of our ERP program;

•	our liquidity requirements and capital resources;

•	the effects of litigation;

•	sources of new products;

•	expected changes in our effective income tax rate; and

•	our anticipated operating cash flows and their use.

These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to a number of risks and uncertainties, some of which are outside of the Company’s control. These and other risk factors that affect the Company are discussed in Part I, Item A (Risk Factors) of the Company’s report to the Securities and Exchange Commission (“SEC”) on Form 10-K filed with the SEC on February 25, 2007. Any of these risks and uncertainties could cause actual results to differ materially from those anticipated by these forward-looking statements. Although we believe we have the product offerings and resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of March 31, 2007 and December 31, 2006, the notional amounts of all derivative foreign exchange contracts were $257.2 million and $389.5 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of March 31, 2007 and December 31, 2006 was $3.3 million and $4.8 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2007. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $14.6 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $4.5 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at March 31, 2007 were not materially different than those at December 31, 2006.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $1.3 million based on the amount of variable rate debt outstanding at March 31, 2007.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 3 “Derivatives” of the Notes to Condensed Consolidated Financial Statements.

Item 4.    Controls and Procedures

As of March 31, 2007, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

In the first quarter of 2007, Oracle sales and service functionality was implemented for the Company’s U.S. and Canadian operations. This change in our systems affected certain of our internal controls related to revenue, cost of sales, receivables, inventory and customer instruments subject to lease.

With the exception of the Oracle implementation described above, there has been no other change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June 2000 to February 2005. The State of Florida has asserted that this transaction is subject to commercial rental tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. Both Cardbeck and the Company have taken steps to challenge the assessment. Cardbeck has filed an action seeking a declaratory ruling that Beckman Coulter is obligated to pay any tax and is in breach of the lease if it fails to do so. The Company believes that its position regarding the tax assessment is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. The Company also believes it should prevail in the action brought by Cardbeck. However, there are no assurances that the Company will prevail. Accordingly, at March 31, 2007, no accrual has been made for this assessment.

During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary. The action was filed in India and claimed that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. After a full hearing, the court affirmed its order restraining BCIPL from soliciting Wipro’s employees while arbitration is pending. BCIPL has appealed the order, and the appellate court has found that the factual findings by the lower court were tentative findings that would not bind the Swiss arbitration panel. The order imposing the injunction remains in effect but the order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro, alleging that BCIPL’s actions breached the contract between BCISA. Wipro initially claimed that it experienced 18 million Euro in damages; however, in January, 2007, Wipro reduced the damage claim to U.S. $12.3 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. At this time, the Company anticipates the hearing will take place in July, 2008. The Company cannot at this time predict or determine the outcome of this litigation, nor can it estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, at March 31, 2007, no accrual has been made for any potential exposure.

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

Item 1A.    Risk Factors

There were no material changes to the risk factors previously disclosed in our most recent Annual Report on Form10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities

None

Item 4.        Submission of Matters to a Vote of Security Holders

The annual meeting of the Stockholders of the Company (the “Annual Meeting”) was held on April 27, 2007. The proposals presented to the shareholders at the meeting were for the election of directors and for the approval of the Company’s 2007 Long Term Performance Plan.

Three members of the Board of Directors whose terms expired at the 2007 Annual Meeting were elected to new terms expiring at the 2010 Annual Meeting. The number of shares voting was as follows:

	Votes For	Votes Withheld

Robert G. Funari	57,188,085	2,760,273
Charles A. Haggerty	55,355,642	4,592,716
William H. Kelley, M.D.	55,475,588	4,472,771

The remaining members of the Board of Directors who will continue in office and the year in which their terms expire are:

Term expiring in 2008: James V. Mazzo, Kevin M. Farr, Van B. Honeycutt and Betty Woods.

Term expiring in 2009: Peter B. Dervan, Ph.D., Scott Garrett, Risa J. Lavizzo-Mourey, M.D., and Glenn S. Schafer.

The shareholders also approved the Company’s 2007 Long Term Performance Plan. The numbers of shares voting was as follows:

Votes For	Votes Withheld	Abstain

39,584,867	14,202,498	342,694

Item 5.    Other Information

None

Item 6.    Exhibits

10.1	Amendment 2006-2 dated as of December 29, 2006, to the Beckman Coulter Inc. Supplemental Pension Plan

10.2	Amendment 2006-3 dated as of December 29, 2006, to the Beckman Coulter Inc. Supplemental Pension Plan

10.3	Amendment 2006-2 dated as of December 29, 2006, to the Beckman Coulter Inc. Savings Plan

10.4	Amendment 2006-1 dated as of December 29, 2006, to the Beckman Coulter Inc. Deferred Directors’ Fee Program

10.5	Amendment 2006-1 dated as of December 29, 2006, to the Beckman Coulter Inc. Executive Deferred Compensation Plan

10.6	Amendment 2006-1 dated as of December 29, 2006, to the Beckman Coulter Inc. Executive Restoration Plan

10.7	Separation Agreement and General Release dated as of January 25, 2007, between Beckman Coulter, Inc. and Bobby D. Spaid.

15	Report of Independent Registered Public Accounting Firm

15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated May 7, 2007

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: May 8, 2007	By	/s/ Scott Garrett
Scott Garrett
Chief Executive Officer

Date: May 8, 2007	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President &
Chief Financial Officer

Date: May 8, 2007	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Amendment 2006-2 dated as of December 29, 2006, to the Beckman Coulter Inc. Supplemental Pension Plan

10.2	Amendment 2006-3 dated as of December 29, 2006, to the Beckman Coulter Inc. Supplemental Pension Plan

10.3	Amendment 2006-2 dated as of December 29, 2006, to the Beckman Coulter Inc. Savings Plan

10.4	Amendment 2006-1 dated as of December 29, 2006, to the Beckman Coulter Inc. Deferred Directors’ Fee Program

10.5	Amendment 2006-1 dated as of December 29, 2006, to the Beckman Coulter Inc. Executive Deferred Compensation Plan

10.6	Amendment 2006-1 dated as of December 29, 2006, to the Beckman Coulter Inc. Executive Restoration Plan

10.7	Separation Agreement and General Release dated as of January 25, 2007, between Beckman Coulter, Inc. and Bobby D. Spaid

15	Report of Independent Registered Public Accounting Firm

15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated May 7, 2007

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications