Form 10-Q
period 2007-06-30
BECKMAN COULTER INC
filed 2007-08-07
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of outstanding shares of the registrant’s common stock as of August 3, 2007 was 62,643,086 shares.

Beckman Coulter, Inc.

FORM 10-Q for the Quarter Ended June 30, 2007

Part I. Financial Information

Item 1.            Financial Statements

BEC KMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$62.0	$75.2
Trade and other receivables, net	659.6	671.5
Inventories	490.3	455.8
Deferred income taxes	80.5	83.2
Prepaids and other current assets	60.1	52.4

Total current assets	1,352.5	1,338.1
Property, plant and equipment, net	789.9	721.0
Goodwill	679.7	672.7
Other intangible assets, net	387.0	397.4
Other assets	154.3	162.5

Total assets	$3,363.4	$3,291.7

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$204.6	$180.3
Accrued expenses	384.6	387.9
Income taxes payable	6.3	60.9
Notes payable	47.0	73.2
Current maturities of long-term debt	12.1	9.3

Total current liabilities	654.6	711.6
Long-term debt, less current maturities	887.7	952.0
Deferred income taxes	98.5	110.1
Other liabilities	408.1	363.7

Total liabilities	2,048.9	2,137.4

Commitments and contingencies (Note 12)

Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.4 and 68.3 at June 30, 2007 and December 31, 2006, respectively; shares outstanding 62.3 and 61.0 at June 30, 2007 and December 31, 2006, respectively	6.8	6.8
Additional paid-in capital	499.5	488.0
Retained earnings	1,161.9	1,076.4
Accumulated other comprehensive loss (Note 4)	(50.5)	(55.4)
Treasury stock, at cost: 5.7 and 6.9 common shares at June 30, 2007 and December 31, 2006, respectively	(303.2)	(361.5)
Common stock held in grantor trust, at cost: 0.4 common shares at June 30, 2007 and December 31, 2006	(17.5)	(16.8)
Grantor trust liability	17.5	16.8

Total stockholders’ equity	1,314.5	1,154.3

Total liabilities and stockholders’ equity	$3,363.4	$3,291.7

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except amounts per share)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Product revenue	$584.7	$517.9	$1,097.1	$991.2
Service revenue	105.0	98.4	206.2	194.1

Total revenue	689.7	616.3	1,303.3	1,185.3

Cost of goods sold	292.2	247.6	536.0	479.1
Cost of service	81.1	72.3	153.5	140.5

Total cost of sales	373.3	319.9	689.5	619.6

Gross profit	316.4	296.4	613.8	565.7

Operating costs and expenses
Selling, general and administrative	181.0	176.6	356.4	340.0
Research and development	58.8	75.1	116.6	129.7
Restructuring	2.8	6.2	9.7	7.3
Asset impairment charges	0.8	1.4	0.8	2.3
Litigation settlement	-	(35.0)	-	(35.0)

Total operating costs and expenses	243.4	224.3	483.5	444.3

Operating income	73.0	72.1	130.3	121.4

Non-operating (income) expense
Interest income	(3.2)	(3.6)	(7.8)	(7.7)
Interest expense	14.3	15.7	26.7	26.5
Other, net	(40.9)	(1.5)	(38.7)	(3.4)

Total non-operating (income) expense	(29.8)	10.6	(19.8)	15.4

Earnings before income taxes	102.8	61.5	150.1	106.0
Income taxes	33.4	16.9	43.6	28.8

Net earnings	$69.4	$44.6	$106.5	$77.2

Basic earnings per share	$1.11	$0.72	$1.71	$1.23

Diluted earnings per share	$1.09	$0.70	$1.67	$1.20

Weighted average number of shares outstanding (in thousands)
Basic	62,389	62,252	62,120	62,742
Diluted	63,838	63,532	63,603	64,130

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,

	2007	2006
Cash flows from operating activities
Net earnings	$ 106.5	$ 77.2
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization *	99.9	77.3
Provision for doubtful accounts receivable	3.3	3.9
Share-based compensation expense	12.4	14.6
Tax benefits from exercises of share-based payment awards	13.3	3.3
Excess tax benefits from share-based payment transactions	(12.2)	(2.6)
Asset impairment charges	0.8	2.3
U.S. Pension Trust contributions	(9.3)	(23.0)
Restructuring charges	9.7	7.3
Deferred income taxes	(2.6)	(0.3)
Changes in assets and liabilities:
Trade and other receivables	12.7	38.5
Inventories	(28.7)	(39.2)
Accounts payable	30.3	5.5
Accrued expenses	(17.7)	(27.7)
Income taxes payable	(19.7)	6.3
Long-term lease receivables	6.2	22.8
Other	(7.9)	11.3

Net cash provided by operating activities*	197.0	177.5

Cash flows from investing activities
Additions to property, plant and equipment *	(147.5)	(134.1)
Payments for business acquisitions and technology licenses	(10.8)	(15.5)

Net cash used in investing activities *	(158.3)	(149.6)

Cash flows from financing activities
Dividends to stockholders	(20.5)	(18.9)
Proceeds from issuance of stock	46.0	26.9
Repurchase of common stock as treasury stock	(0.5)	(86.5)
Repurchase of common stock held in grantor trust	(0.7)	(0.8)
Excess tax benefits from share-based payment transactions	12.2	2.6
Debt borrowings, net	8.1	107.0
Debt repayments	(96.7)	(59.2)
Debt acquisition costs	(0.4)	-

Net cash used in financing activities	(52.5)	(28.9)

Effect of exchange rates on cash and cash equivalents	0.6	2.8

Change in cash and cash equivalents	(13.2)	1.8
Cash and cash equivalents-beginning of period	75.2	57.6

Cash and cash equivalents-end of period	$ 62.0	$ 59.4

* Prior period amounts have been adjusted due to an immaterial error.

See Note 1 to the Condensed Consolidated Financial Statements.

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

Beckman Coulter, Inc., based in Fullerton, California, develops, manufactures and markets products that simplify, automate and innovate complex biomedical testing. More than 200,000 Beckman Coulter systems operate in laboratories around the world, supplying critical information for improving patient health and reducing the cost of care.

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

Revenue, expenses, assets and liabilities can vary between the quarters of the year. The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

The effective tax rate for the three and six months ended June 30, 2007 was 32.5% and 29.0%, respectively. The effective tax rate each period was impacted by discrete events. During the three months ended June 30, 2007, the discrete event is due to a favorable California tax audit settlement adjustment of $0.8 million. For the three months ended March 31, 2007, tax expense was reduced by discrete events of approximately $5.3 million occurring in the quarter, which included a favorable adjustment to earnings of $4.3 million relating to prior years’ state tax liability.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The impact of the adoption of FIN 48 was immaterial to the overall financial statements. The total amount of unrecognized tax benefits as of January 1, 2007 and June 30, 2007 was $34.9 million and $39.5 million, respectively, which if recognized, would primarily affect the effective tax rate in future periods, except for approximately $5 million which would affect goodwill. There were no material changes due to settlements with tax authorities or the expiration of the statute of limitations during the six months ended June 30, 2007.

FIN 48 requires the Company to accrue interest and penalties where there is underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. The Company’s policy on the classification of interest and penalties is to record both as part of interest expense. As of January 1, 2007 and June 30, 2007, the Company had $3.0 million and $6.5 million of accrued interest and penalties for taxes, respectively.

The Company and its domestic (U.S.) subsidiaries file federal, state and local income/ franchise tax returns in the U.S. The Company’s international subsidiaries file income tax returns in various non-U.S. jurisdictions. The tax years 2003 through 2006 remain open to U.S. federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2003. With the exception of two of its subsidiaries in Italy and Switzerland, the Company’s major international subsidiaries are no longer subject to non-U.S. income tax examinations by tax authorities for tax years 2003 and prior. Italy is still open to examination by foreign tax authorities for the years 2002 and onwards and Switzerland is still open to examination for the years 1998 and onwards.

A number of years may elapse before an uncertain tax position is finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes that the reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution, except for the resolution of certain tax contingency matters related to acquisitions, which would result in an adjustment to goodwill. As of June 30, 2007, it is reasonably possible that the Company’s liability for uncertain tax positions will be reduced by as much as $7.5 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring in the next twelve months for years with uncertain tax positions. Approximately $2.4 million of this amount would favorably impact the Company’s effective tax rate. The reduction of uncertain tax positions that would favorably impact the Company’s effective tax rate relates to various intercompany transactions.

Recent Accounting Developments

Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the Emerging Issues Task Force issued a consensus on EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contract arrangement should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of EITF 07-3 on its consolidated financial position, results of operations and cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the Emerging Issues Task Force issued a consensus on EITF No. 06-11, “Accounting for Income Tax Benefits on Share-Based Payment Awards” (“EITF 06-11”). The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options, should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This issue will be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of EITF 06-11 on its consolidated financial position, results of operations and cash flows.

Pension and Other Postretirement Accounting

Effective December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s year end. At December 31, 2006, we used an actuarial measurement date of December 31 for domestic pension plans and an actuarial measurement date of November 30 for international pension plans. The recognition provisions were adopted effective December 31, 2006. The Company expects to adopt the measurement date provisions during 2007 and is currently evaluating the impact of the adoption of the measurement date provisions on its consolidated financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This statement permits all entities to choose, at specified election dates, to measure certain financial instruments and other items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS 159 on its consolidated financial position, results of operations and cash flows.

Discontinued Operations

On July 7, 2006, Agencourt Personal Genomics (“APG”), a partially owned subsidiary of Agencourt Bioscience Corporation, was sold generating proceeds of $114.0 million, with an additional $6.0 million held in escrow. The Company received approximately $50.0 million in cash for the sale of its interest in APG. The operating results of APG for the first and second quarter of 2006 were not material and accordingly, have not been separately reported in the accompanying Condensed Consolidated Statements of Earnings and Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2006. In July 2007, pursuant to the terms of the sale agreement, the Company received its $2.6 million share of the $6.0 million which was held in escrow. The additional gain on sale will be recorded in the third quarter of 2007.

Changes in Presentation

Certain prior period amounts have been reclassified to conform to the current year presentation.

In connection with the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2007, it was determined that the amounts previously reported for additions to property, plant and equipment and depreciation on the Company’s consolidated statements of cash flows were overstated due to inadvertent errors in summarizing the amounts. This resulted in an overstatement of cash flows used in investing activities, with an equal overstatement of cash flows provided by operating activities, but had no effect on our consolidated balance sheets, consolidated statements of earnings or consolidated statements of stockholders’ equity as presented in the Company’s Form 10-K and 10-Q for the periods related to the years ended December 31, 2004, 2005, and 2006 and the Company’s Form 10-Q for the period ended March 31, 2007. The amounts presented in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006, herein, reflect a reduction of $6.7 million to previously reported depreciation and amortization, reducing operating cash flows from $184.2 million to $177.5 million and an equal reduction in additions to property, plant and equipment, reducing investing cash flows from $156.3 million to $149.6 million. Additionally, the amounts reported within the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007 reflect a reduction of $4.9 million to previously reported balances for the three months ended March 31, 2007, reducing depreciation and amortization from $54.6 million to $49.7 million, operating cash flows from $82.5 million to $77.6 million, additions to property, plant and equipment from $76.9 million to $72.0 million, and investing cash flows from $87.7 million to $82.8 million.

2.	Restructuring Activities and Asset Impairments

Restructuring

In July 2005, the Company announced a strategic reorganization of its business to integrate its divisions into a single company structure, and consequently recorded charges related to severance and other benefit related costs. The remaining accrued employee severance and benefit costs of $5.7 million associated with this activity are expected to be paid over the next year.

Supply Chain Management

In January 2007, as part of the Company’s previously announced strategic supply chain management initiative, the Company announced the closure of its manufacturing site in Palo Alto, California and the relocation of those operations to Indianapolis, Indiana. In connection with the closure and relocation, the Company recorded charges related to severance and other costs of $6.4 million and $0.5 million, respectively, during the quarter ended March 31, 2007.

Additionally, during the quarter ended June 30, 2007, the Company announced the closure and relocation of certain of its manufacturing and distribution sites. In connection with these activities, the Company recorded charges of $2.2 million related to duplicative and other costs, $0.6 million related to severance and retention costs and $0.8 million related to asset impairments charges.

3.	Derivatives

The Company uses derivative financial instruments to hedge foreign currency and interest rate exposures. The Company’s objectives for holding derivatives are to minimize currency and interest rate risks and to eliminate or reduce the impacts of these exposures. The Company does not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor does the Company enter into trades for which there are no underlying exposures. The following discusses in more detail the Company’s foreign currency exposures and related derivative instruments.

Foreign Currency

The Company manufactures its products principally in the U.S., but generated approximately 47% of its revenue in the first half of 2007 from sales made outside the U.S. by its international subsidiaries. Sales generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing the Company to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge a significant portion of the foreign currency exposure resulting from intercompany sales to the Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries and does not designate these derivative instruments as accounting hedges.

Hedge ineffectiveness associated with the Company’s cash flow hedges was immaterial and no cash flow or fair value hedges related to foreign currency were discontinued for the three and six months ended June 30, 2007 and 2006.

Derivative gains and losses included in accumulated other comprehensive income (loss) are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. The Company estimates that substantially all of the $4.4 million unrealized loss ($2.7 million after tax) included in accumulated other comprehensive loss at June 30, 2007 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months may vary from this amount as a result of changes in market rates.

4.	Comprehensive Income (Loss)

The reconciliation of net earnings to comprehensive income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net earnings	$69.4	$44.6	$106.5	$77.2

Foreign currency translation adjustments	7.2	15.8	10.6	26.3

Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost.	4.2	—	4.2	—

Derivatives qualifying as hedges:
Net derivative losses, net of income taxes of $0.4 and $0.1 for the three and six months ended June 30, 2007, respectively, and $1.1 and $1.6 for the three and six months ended June 30, 2006, respectively.	(0.6)	(1.3)	(0.2)	(2.2)
Reclassifications to non-operating (income) expense, net of income taxes of $0.1 and $0.2 for the three and six months ended June 30, 2007, respectively, and $0.9 and $2.3 for the three and six months ended June 30, 2006, respectively.	(0.2)	(1.5)	(0.3)	(3.5)

	(0.8)	(2.8)	(0.5)	(5.7)

Comprehensive income	$80.0	$57.6	$120.8	$97.8

The components of accumulated other comprehensive loss are as follows (in millions):

	June 30, 2007	December 31, 2006
Cumulative currency translation adjustments	$100.3	$89.7
Pension and other postretirement plans	(148.1)	(142.9)
Net unrealized loss on derivative instruments	(2.7)	(2.2)

Total accumulated other comprehensive loss	$(50.5)	$(55.4)

5.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended June 30,
	2007			2006
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$69.4	62.389	$1.11	$44.6	62.252	$0.72
Effect of dilutive stock options	—	1.449	(0.02)	—	1.280	(0.02)

Diluted EPS:
Net earnings	$69.4	63.838	$1.09	$44.6	63.532	$0.70

	Six Months Ended June 30,
	2007			2006
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$ 106.5	62.120	$ 1.71	$ 77.2	62.742	$1.23
Effect of dilutive stock options	—	1.483	(0.04)	—	1.388	(0.03)

Diluted EPS:
Net earnings	$106.5	63.603	$1.67	$77.2	64.130	$1.20

For the three and six months ended June 30, 2007, there were 2.3 million shares and 2.5 million shares, respectively, and for the three and six months ended June 30, 2006, there were 3.5 million shares and 2.9 million shares, respectively, relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been antidilutive.

The Company expects to settle in cash the principal amount of the convertible senior notes due 2036, (“Convertible Notes”) issued in December 2006. The common shares associated with the Convertible Notes were antidilutive as the Company’s average stock price during the three and six months ended June 30, 2007 was less than the conversion price of the Convertible Notes.

6.	Sale of Assets

During the six months ended June 30, 2007 and 2006, the Company sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $28.8 million and $36.1 million, respectively, for which the Company received approximately $28.7 million and $36.1 million, respectively, in cash proceeds. Substantially all of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales and as a result the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

7.	Composition of Certain Financial Statement Items

Inventories consisted of the following (in millions):

	June 30, 2007	December 31, 2006
Finished products	$ 321.2	$ 303.7
Raw materials, parts and assemblies	146.9	128.8
Work in process	22.2	23.3

	$ 490.3	$ 455.8

Changes in the product warranty obligation were as follows (in millions):

	Three months ended June 30, 2007	Six months ended June 30, 2007
Beginning balance	$ 10.9	$ 11.1
Current period warranty charges	3.8	7.3
Current period utilization	(3.7)	(7.4)

Ending balance	$ 11.0	$ 11.0

Supplemental disclosure of cash flow information—Non-cash investing and financing activities are as follows (in millions):

	Six Months Ended June 30,
	2007	2006
Purchase of software	$ 8.3	$ —

Other non-operating income:

On May 17, 2007, the definitive merger agreement to acquire Biosite, Inc. (“Biosite”) was terminated by Biosite in accordance with its terms. Pursuant to the terms of the merger agreement, Biosite paid the Company a break-up fee of $54.0 million. The Company recorded a gain of $40.6 million (net of associated expenses of $13.4 million) in other non-operating income during the quarter ended June 30, 2007.

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2007 were as follows (in millions):

Total
Goodwill at December 31, 2006	$ 672.7
Acquisitions and related adjustments	6.5
Currency translation adjustment	0.5

Goodwill at June 30, 2007	$ 679.7

Other intangible assets consisted of the following (in millions):

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$ 110.4	$ (25.0)	$ 85.4	$ 110.4	$ (20.9)	$ 89.5
Customer relationships	211.3	(69.0)	142.3	211.3	(63.4)	147.9
Other	45.0	(25.8)	19.2	43.3	(23.4)	19.9

	366.7	(119.8)	246.9	365.0	(107.7)	257.3
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	66.6	-	66.6	66.6	-	66.6

	$ 506.8	$(119.8)	$ 387.0	$ 505.1	$ (107.7)	$ 397.4

Intangible asset amortization expense was $6.0 million and $4.6 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, recorded intangible amortization expense was $12.1 million and $9.2 million, respectively. Estimated amortization expense (based on existing intangible assets) for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $24.0 million, $23.3 million, $22.6 million, $21.5 million and $20.9 million, respectively.

9.	Debt

Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At June 30, 2007, the Company was in compliance with all such covenants.

10.	Share-Based Compensation

Share-based compensation expense was $6.3 million and $7.7 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, share-based compensation expense was $12.4 million and $14.6 million, respectively.

11.	Retirement Benefits

In the second quarter of 2007, the Company received the final valuations of its pension plans and other postretirement benefit plans to reflect actual census data as of January 1, 2007. This valuation resulted in an increase to the pension obligations of $11.0 million and an increase to postretirement obligations of $7.7 million. Additionally, accumulated other comprehensive loss increased by approximately $11.4 million and deferred income taxes decreased by $7.3 million. There is no impact to the Condensed Consolidated Statements of Earnings.

For the three and six months ended June 30, 2007 and 2006, the net pension and postretirement benefit costs were comprised of (in millions):

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. PostRetirement Benefit Plans
	Three Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Service cost-benefits earned during the period	$4.4	$5.5	$1.8	$1.5	$0.5	$0.5
Interest cost on benefit obligation	9.8	9.3	2.4	1.9	1.9	1.6
Expected return on plan assets	(14.7)	(13.9)	(2.9)	(2.3)	-	-
Amortization and deferrals:
Actuarial loss	2.5	2.8	0.5	0.4	0.4	0.1
Prior service cost (credit)	0.2	0.4	-	-	(1.0)	(1.1)

Net plan costs	$2.2	$4.1	$1.8	$1.5	$1.8	$1.1

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. PostRetirement Benefit Plans
	Six Months Ended June 30,
	2007	2006	2007	2006	2007	2006
Service cost-benefits earned during the period	$8.8	$11.0	$3.6	$3.0	$1.0	$1.0
Interest cost on benefit obligation	19.6	18.6	4.8	3.8	3.8	3.2
Expected return on plan assets	(29.2)	(27.8)	(5.8)	(4.6)	-	-
Amortization and deferrals:
Actuarial loss	5.0	5.6	1.0	0.8	0.8	0.2
Prior service cost (credit)	0.4	0.8	-	-	(2.0)	(2.2)

Net plan costs	$4.6	$8.2	$3.6	$3.0	$3.6	$2.2

The Company made contributions of $9.3 million to its U.S. defined benefit plans during the six months ended June 30, 2007. The Company expects to contribute approximately $11 million to its defined benefit plans during the remainder of fiscal year 2007.

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

In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by the Company. In 1988, The Prudential Insurance Company of America (“Prudential”), which had purchased the property from the Company, filed a suit against the Company in the U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing groundwater remediation at the site, issued a closure letter for a portion of the site. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable. The Company believes that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations, will not have a material adverse effect on the Company’s operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

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

Cardbeck Miami Trust -In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June 2000 to February 2005. The State of Florida has asserted that this transaction is subject to commercial rental tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. Both Cardbeck and the Company have taken steps to challenge the assessment. Cardbeck also has filed an action seeking a declaratory ruling that Beckman Coulter is obligated to pay any tax and is in breach of the lease if it fails to do so.

The Company believes that its position regarding the tax assessment is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. It also believes that it should prevail in the action brought by Cardbeck. However there are no assurances that the Company will prevail in either action. The Company, Cardbeck and the State of Florida have recently initiated discussions intended to resolve the outstanding assessment, although it will not resolve the question of whether Beckman Coulter or Cardbeck is responsible for paying the taxes or whether the tax is due in the first place. Beckman Coulter believes it is probable that the Company will pay the potential settlement to resolve the outstanding assessment and at June 30, 2007, has made an accrual of $2.4 million for the anticipated amount of the potential settlement.

Wipro -During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary. The action was filed in India and claimed that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. After a full hearing, the court affirmed its order restraining BCIPL from soliciting Wipro’s employees while arbitration is pending. BCIPL has appealed the order, and the appellate court has found that the factual findings by the lower court were tentative findings that would not bind the Swiss arbitration panel. The order imposing the injunction remains in effect but the order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro, alleging that BCIPL’s actions breached the contract between it and BCISA. Wipro initially claimed that it experienced 18 million Euro in damages; however, in January, 2007, Wipro reduced the damage claim to U.S. $12.3 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. At this time, the Company anticipates the hearing will take place in July 2008. The Company cannot at this time predict or determine the outcome of this litigation, nor can it estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, at June 30, 2007, no accrual has been made for any potential exposure.

Iraqi Government - As previously disclosed in the Company’s December 8, 2006 Form 8-K and the Company’s Form 10-Q for the period ending March 31, 2007, Beckman Coulter, Inc. made a report to the U.S. Department of Justice and to the Securities and Exchange Commission regarding a transaction between a French subsidiary, Immunotech S.A.S., and the Iraqi government. Beckman Coulter has not received a response to its report from the U.S. Department of Justice. On August 6, 2007, counsel for Beckman Coulter, Inc. received a letter from the Securities and Exchange Commission indicating that it had completed its investigation of the matter, and that it does not intend to recommend any enforcement action against Beckman Coulter, Inc.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue (in millions):
Chemistry Systems	$ 191.1	$ 167.7	$ 364.0	$ 325.7
Cellular Systems	208.3	196.5	402.7	380.5
Immunoassay Systems	151.6	122.5	286.0	233.3
Discovery & Automation Systems	138.7	129.6	250.6	245.8

	$ 689.7	$ 616.3	$ 1,303.3	$ 1,185.3

Revenues by geographic areas (in millions):
United States	$ 360.1	$ 321.9	$ 692.0	$ 626.9
International	329.6	294.4	611.3	558.4

	$ 689.7	$ 616.3	$ 1,303.3	$ 1,185.3

	June 30, 2007	December 31, 2006
Long-lived assets:
United States	$ 1,659.4	$ 1,635.1
International	351.5	318.5

	$ 2,010.9	$ 1,953.6

14.	Subsequent Events

The Company is in the process of establishing an asset-backed securitization conduit facility, which, if consummated, we expect will provide up to $175.0 million in financing. The securitization is expected to be completed in the third quarter of 2007. The securitization facility will be on a 364-day revolving basis and contains eligibility criteria, credit enhancement and performance triggers. The securitized assets are expected to principally consist of trade receivables originated in the U.S. and the securitization transaction will consist of a two-step sale of trade receivables on a revolving and continuous basis. To utilize the facility, the Company will sell all of its right, title and interest in a defined pool of receivables to a wholly owned, bankruptcy-remote special purpose entity (“SPE”), which in turn will sell the receivables to a multi-seller conduit administered by a third party bank. The receivables sold to the SPE will not be available to other creditors but will continue to be included in the Company’s consolidated balance sheet. The amount of the retained interests and the costs of certain of the securitization arrangements vary with the company’s credit rating and other factors. Interest on the secured receivables will be based on rates that are intended to approximate commercial paper rates for highly rated issuers. While the Company expects to establish the facility, there can be no assurance that the Company will consummate the proposed transaction.

On July 30, 2007, the Company completed the sale of an approximately fifty acre parcel of vacant land adjacent to its Miami, Florida facility for a purchase price of approximately $31 million. The Company acquired the parcel of vacant land as part of its 1997 acquisition of Coulter Corporation. The gain on the sale of approximately $25 million will be recorded during the third quarter of 2007.

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

We believe transparency and understandability are the primary goals of successful financial reporting. We remain committed to increasing the transparency of our financial reporting, providing our stockholders with informative disclosures and presenting an accurate view of our financial position and operating results. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The following MD&A is presented in six sections:

• Overview

• Strategic Initiatives

• Critical Accounting Policies and Estimates

• Results of Operations

• Liquidity and Capital Resources

• Recent Accounting Developments

Overview

Our company is a biomedical testing company, dedicated to improving patient health and reducing the cost of care. Biomedical testing provides valuable information and guides nearly every decision in health care, whether from a clinical laboratory reporting critical findings on a patient blood sample or from a research laboratory seeking to better understand the basis of a life-threatening disease. We simplify, automate and innovate clinical and research laboratory processes so that our customers can easily and efficiently produce accurate and precise information, improving the overall quality of patient test results. Our customers include governmental agencies, hospitals, physicians’ offices, diagnostic reference laboratories, pharmaceutical and biotechnology companies, universities, medical schools and research institutions. We design, manufacture, and sell systems, services, reagents and supplies to clinical and life science laboratories around the world. Our products combine sophisticated analytical instruments, user-friendly software and highly sensitive chemistries, integrated into complete and simple to use systems. Our product lines address nearly all blood tests routinely performed in hospital laboratories and a range of systems for life science and pharmaceutical research. We market our products in more than 130 countries, with approximately 47% of revenue in the first half of 2007 coming from outside the United States (“U.S.”).

Our instruments are generally provided to customers under operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Based on customer preferences essentially all lease contracts provided to customers are done under OTL arrangements. Our lease arrangements primarily take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. About 79% of our total revenue is generated by recurring revenue from supplies, test kits, services and OTL payments.

Strategic Initiatives

Our strategy is to extend the company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments. Our strategic initiatives for 2007 are focused on key growth drivers and operational improvements:

•

We will continue to grow our share of the immunoassay market through our family of immunoassay instruments, test menu expansion, and by leveraging our strong market position in chemistry and cellular systems, as more and more customers demand workcells that perform immunoassay and routine chemistry and cellular testing.

•	We will pursue opportunities through geographic market expansion in emerging markets, specifically in Asia Pacific, which continues to provide attractive opportunities for growth.
•

To address the fastest growing segment of clinical diagnostics, we have begun to develop an automated “sample-to-answer” fully integrated molecular diagnostics systems for clinical laboratories. Costs for the project are anticipated to be about $15 to $20 million per year through 2010, excluding any licensing fees for the test menu.

•	We remain focused on expanding margins over the next three years through leveraging our support costs and improvements to our supply chain organization.
•

We will drive additional improvements in manufacturing, distribution and all our business processes through company wide application of tools like “Lean Six-Sigma” and the implementation of comprehensive enterprise resource planning systems over the course of the next few years. These tools should deliver continuous improvements to our overall productivity.

As part of our strategic initiatives, we have started to realign our manufacturing and distribution footprint and implemented initiatives to improve productivity and reduce operating costs. In the first quarter of 2007, we announced certain outsourcing initiatives and the relocation of our manufacturing facility in Palo Alto, California to Indianapolis, Indiana. Additionally, during the second quarter of 2007, other manufacturing site relocations were announced. We expect to begin realizing benefits from these initiatives in 2008.

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

Accounting for Uncertainty in Income Taxes

As of January 1, 2007, we adopted the provisions of FIN 48. Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. The impact of the adoption of FIN 48 was immaterial to the overall financial statements. See Note 1 “Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for further discussion.

Results of Operations

Management reviews revenue by product area and by major geographic area. To facilitate our understanding of results, we review revenue on both a reported and constant currency basis. We define constant currency revenue as current period revenue in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate for that period, computed monthly. This measure provides information on revenue growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. We believe the use of this measure aids in the understanding of our operations without the impact of foreign currency fluctuations. This presentation is also consistent with our internal use of the measure, which we use to measure the profitability of ongoing operating results against prior periods and against our internally developed targets. Constant currency revenue and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency revenue is not an alternative measure of revenue on a U.S. GAAP basis.

Executive Summary

Total revenue of $689.7 million for the three months ended June 30, 2007 was up 11.9% over the same period in 2006 and total revenue of $1,303.3 million was up 10% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Total revenue from clinical diagnostics customers increased 13.9% over the prior year quarter and 12.7% over the first half of 2006, led by immunoassay, up 23.8% and 22.6%, respectively, and chemistry up 14% and 11.8%, respectively, compared to the same periods a year ago. Additionally, in comparison to the prior year quarter and first half of 2006, cellular product revenue was up 6% and 5.8%, respectively. Clinical automation sales nearly doubled in the second quarter of 2007. Consumable sales grew 10.3% over prior year quarter, with the acquisition of Lumigen, Inc. in the fourth quarter of 2006 contributing 1.6% to this growth. For the first half of 2007, consumable sales growth was 11.5%. Revenue from life sciences customers grew about 3% during the second quarter. On a geographic basis, second quarter and first half 2007 revenue in the U.S. increased 11.9% and 10.4%, respectively, as a result of continued momentum in immunoassay, substantially higher cash sales of instruments and consumables sales growth. International revenue for the quarter and six month period ended June 30, 2007 increased 12% and 9.5%, respectively, of which approximately 3% was due to currency. Asia Pacific, rebounded in the second quarter of 2007, contributing 15.9% growth, due to strong consumable sales in China and improved performance in both life science and clinical diagnostic markets in Japan. Led by growth in Discovery and Automation, revenue in Europe grew 11.4% (about 5% due to currency) for the three and six month periods ended June 30, 2007.

Compared to the second quarter 2006, gross profit margin declined about 220 basis points to 45.9%. This was due primarily to the significant increase of lower margin instrument sales in the overall revenue mix. Hardware revenue increased 19.4% quarter over quarter, due in large part to a higher level of cash sales rather than placements on OTLs, especially in clinical lab automation systems. Lower margins on hematology instruments due to pricing pressure also contributed to lower margins. Year to date gross margin was 47.1% compared to 47.7% for the first half of 2006.

Operating income for the quarter was $73.0 million, up 1.2% over prior year quarter and $130.3 million for the six months ended June 30, 2007 compared to $121.4 million in the same period last year, up 7.3%. The increase in operating income is attributed to revenue growth in instrument and consumable revenue as described above. Additionally, operating costs and expenses for the three and six months ended June 30, 2006 reflect R&D charges of $18.9 million related to the Applera license acquisition and $9.6 million in restructuring and asset impairment charges. Operating expenses in the second quarter of 2006 were offset by $35.0 million in proceeds received from our litigation settlement with Applera. For the same periods in 2007, we incurred charges of $1.6 million relating to our Florida rental tax dispute and charged $3.6 million and $10.5 million, respectively, in exit activity costs as part of our supply chain manufacturing relocation initiative in the three and six month periods ended June 30, 2007. Non-operating (income) expense for the second quarter increased over the same period last year and is favorable by $40.4 million and $35.2 million for the three and six months ended June 30, 2007, respectively, due to a $40.6 million net gain on the break-up fee associated with the termination of the merger agreement with Biosite, Incorporated. The effective tax rate was 32.5% in the quarter and 29.0% for the six months ended June 30, 2007 compared to 27.5% and 27.2% for the same periods last year. The effective tax rate was favorably impacted by discrete events recorded primarily in the first quarter 2007. We anticipate that the full year effective tax rate will range between 30-31%. Taking into account the items above, net earnings for the quarter were $69.4 million or $1.09 per fully diluted share in 2007, compared to net earnings of $44.6 million, or $0.70 per fully diluted share in 2006. For the first half of 2007 net earnings were $106.5 million or $1.67 per fully diluted share compared to $77.2 million or $1.20 per fully diluted share in the same period in 2006.

Revenue

The following provides key product area and geographical revenue information, including product and service revenue (dollar amounts in millions):

	Three months ended June 30,		Reported	Constant Currency
	2007	2006	Growth %	Growth %*
Chemistry Systems	$ 191.1	$ 167.7	14.0	12.3
Cellular Systems	208.3	196.6	6.0	4.9
Immunoassay Systems	151.6	122.5	23.8	21.7
Discovery & Automation Systems	138.7	129.5	7.1	5.3

Total	$ 689.7	$ 616.3	11.9	10.4

United States	$ 360.1	$ 321.9	11.9	11.9
International	329.6	294.4	12.0	8.7

Total	$ 689.7	$ 616.3	11.9	10.4

	Six months ended June 30,		Reported Growth %	Constant Currency Growth %*
	2007	2006
Chemistry Systems	$364.0	$325.7	11.8	9.9
Cellular Systems	402.7	380.5	5.8	4.7
Immunoassay Systems	286.0	233.3	22.6	20.3
Discovery & Automation Systems	250.6	245.8	2.0	0.0

Total	$1,303.3	$1,185.3	10.0	8.3

United States	$692.0	$626.9	10.4	10.4
International	611.3	558.4	9.5	5.9

Total	$1,303.3	$1,185.3	10.0	8.3

*	Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency revenue less prior year reported revenue

Prior year reported revenue

As discussed above in the Overview, essentially all lease arrangements entered into with customers are provided under OTL contract terms. We expect these lease arrangements to improve competitiveness and operating efficiency over the long term. Under OTLs, the recognition of instrument revenue and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs, the recognition of instrument revenue and earnings is at the inception of the lease. Placements of our instrument systems continue to drive growth in aftermarket consumables revenue. Consumables revenue across all product lines grew 10.3% in the second quarter of 2007 (8.8% in constant currency) and 11.5% (9.8% in constant currency) in the six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 as a result of this large and growing installed base of systems and a greater average utilization of reagents.

A discussion of revenue by major product area for the three and six months ended June 30, 2007 follows:

Chemistry Systems

Revenue increased in Chemistry Systems by 14.0% and 11.8% for the three and six months ended June 30, 2007, respectively, due primarily to:

•	Continued placements of our SYNCHRON UniCel DxC 600 and 800 systems,

•	Strong placements of our new second generation chemistry/immunoassay work cell, the DxC 600i, and

•	Increased utilization of reagents on newer systems due to reagent capacity and productivity, which offsets pricing and volume declines experienced in dedicated proteins and certain other reagents.

Cellular Systems

Sales in the Cellular Systems area consist of hematology, hemostasis and flow cytometry systems. Revenue in this area increased by 6.0% and 5.8% for the three and six months ended June 30, 2007, respectively, primarily due to increased sales of our hemostasis and flow cytometry products.

Immunoassay Systems

Revenue in Immunoassay Systems increased by 23.8% and 22.6% for the three and six months ended June 30, 2007, respectively. This increase is due to:

•	Increased utilization of new reagents and tests,

•	Consumable growth from an expanding installed base of Access family of immunoassay systems, and

•	Steady placements of the UniCel DxI 800 Access Immunoassay System, an advanced high-throughput analyzer.

Excluding revenue from the acquisition of Lumigen, Immunoassay growth was about 19% and 18% for the three and six months ended June 30, 2007, respectively. Consumable revenue for our automated Access immunoassay system, not affected by the acquisition, increased in the second quarter and first half of 2007 by approximately 24% and 23%, respectively.

Discovery and Automation Systems

Revenue in Discovery and Automation Systems was up 7.1% and 2.0% for the three and six months ended June 30, 2007, respectively. This revenue increase was due to robust sales of automation to clinical labs. Clinical lab automation continues to be a key emphasis for us as our customers increasingly focus on efficiency and cost savings that can be provided by increased automation. The increase was offset by lower sales of some of our more mature products to life science markets, due in part to decreased government funding for basic research. Many of our life science products address those basic research segments of the market that are particularly sensitive to levels of government funding.

Revenue by Major Geography

Revenue in the U.S. was up 11.9% and 10.4% for the three and six months ended June 30, 2007, respectively, attributed to robust hardware cash sales, particularly in chemistry and clinical lab automation within Discovery and Automation Systems, and due to strong consumables sales across all product lines, which grew by 7.5% and 8.8% in the three and six month periods ended June 30, 2007, respectively. Immunoassay revenue was up 24.8% and 23.9% for the three and six months ended June 30, 2007, respectively. Contributing to this increase was:

•	Growth of consumable sales, assisted by the acquisition of Lumigen in the fourth quarter of 2006,

•	Continued growth in the installed base of our Access family of immunoassay systems, and

•	Placements of our new 2nd generation work cell, the DxC 600i.

International revenue was up 12.0% and 9.5% for the three and six months ended June 30, 2007, respectively, or 8.7% and 5.9% in constant currency for the three and six months ended June 30, 2007, respectively. Our international growth was led by results in Asia Pacific. Sales in Asia Pacific increased by 15.9% and 7.7% (16.1% and 7.6% in constant currency) for the three and six months ended June 30, 2007, respectively. The growth was primarily attributable to strong revenue growth in China of 38.9% and 24.1% (38.1% and 23.4% in constant currency) for the three and six months ended June 30, 2007, respectively. Revenue growth in Asia Pacific was led by strong consumable sales. Japan rebounded from 2006 levels, with modest growth of 5.0% and 3.4% (10.6% and 7.1% in constant currency) for the three and six month periods ended June 30, 2007, respectively, as a result of improved performance in both the Life Science and Clinical Diagnostic markets.

Revenue in Europe increased by 11.4% (6.4% and 5.7% in constant currency) for both the three and six months ended June 30, 2007, respectively. Immunoassay revenue increased by 13.9% and 14.9% (8.1% in constant currency) and Discovery and Automation increased by 17.7% and 12.1% (10.9% and 4.7% in constant currency) for the three and six months ended June 30, 2007 over prior year same periods, respectively. Automation continues to be a key growth driver both in placements of chemistry and immunoassay workcells, as well as our clinical automation systems.

Service Revenue

Service revenue, which is derived from contracts for service and from maintenance calls on our installed instruments, increased 6.7% to $105.0 million in the second quarter of 2007 from $98.4 million in the second quarter of 2006. In the six months ended June 30, 2007, service revenue increased 6.2% to $206.2 million from $194.1 million in the six months ended June 30, 2006. The increase is due primarily to our growing installed base of instruments under service contracts.

Gross Profit

Gross profit as a percentage of revenue (“gross margin”) was 45.9% and 48.1% for the three months ended June 30, 2007 and 2006, respectively, and 47.1% and 47.7% for the six months ended June 30, 2007 and 2006, respectively. Gross margin was down for the second quarter and slightly less than the prior year for the six months ended June 30, 2007. The decline in the second quarter gross margin was due primarily to increased cash sales of lower margin hardware in clinical lab automation. Hardware revenue increased by 19.4% in comparison to the same period a year ago. Our clinical lab automation instruments have lower margins but generally enhance long-term customer relationships with a high value stream of consumables following instrument installation. Within hematology, competition has intensified in anticipation of the launch of our next generation system expected in 2008. We are retaining customers, in some cases at reduced instrument margins, to maintain the stream of high margin consumables.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30, 2007	June 30, 2006	Percent Change	June 30, 2007	June 30, 2006	Percent Change
(in millions)
Selling, general and administrative (“SG&A”)	$ 181.0	$ 176.6	2.5%	$ 356.4	$ 340.0	4.8%
As a percentage of total sales	26.2%	28.7%		27.3%	28.7%

SG&A was up $4.4 million for the second quarter of 2007 compared to the same period a year ago. The increase was primarily attributed to a $1.6 million charge associated with the Florida rental tax dispute. The increase of $16.4 million for the six months ended June 30, 2007 compared to the same period a year ago was primarily attributed to:

•	Florida rental tax dispute charge,

•	increased spending on selling and marketing activities related to our chemistry, immunoassay and other new product offerings,

•	increased amortization and costs related to our ERP implementation in January 2007, and

•	the impact of foreign currency changes on expenses.

SG&A as a percentage of sales improved as a result of the benefits of the restructuring activities completed in 2006.

	Three Months Ended			Six Months Ended
	June 30, 2007	June 30, 2006	Percent Change	June 30, 2007	June 30, 2006	Percent Change
(in millions)
Research and Development (“R&D”)	$ 58.8	$ 75.1	(21.7%)	$ 116.6	$ 129.7	(10.1%)
As a percentage of total sales	8.5%	12.2%		8.9%	10.9%

The decrease in R&D of $16.3 million in the second quarter of 2007 compared to the same quarter last year is mainly due to a charge of $18.9 million incurred in the second quarter of 2006 in connection with the license acquired from Applera Corporation (“Applera”) for certain real time PCR thermalcycling technologies.

The decrease in R&D of $13.1 million for the first half of 2007, compared to the same period a year ago is mainly due to:

•	higher expenses in 2006 due to the Applera license acquisition described above, offset by:

•	incremental R&D charges in 2007 from Lumigen and expanded investment in our molecular diagnostics project, and

•	increased investment in next generation systems and tests.

	Three Months Ended			Six Months Ended
	June 30, 2007	June 30, 2006	Percent Change	June 30, 2007	June 30, 2006	Percent Change
(in millions)
Restructuring	$ 2.8	$6.2	(54.8%)	$ 9.7	$7.3	32.9%
Asset impairment charges	$ 0.8	$1.4	(42.9%)	$ 0.8	$2.3	(65.2%)
Litigation settlement	$ -	$(35.0)	100%	$ -	$(35.0)	100%

The decrease in restructuring and asset impairment charges in the second quarter of 2007, as compared to the same period a year ago, is due to the 2006 completion of restructuring and exit activities as part of our company wide reorganization announced in 2005. Activity in the second quarter of 2007 is due to our plant and distribution site consolidations as a result of our previously announced supply chain initiatives.

The increase in restructuring and asset impairment charges for the first half of 2007, compared to the same period a year ago was mainly attributed to the closure of our manufacturing site in Palo Alto, California as part of our supply chain initiative. In connection with this and other site relocations, during the first half of 2007, we recorded charges of $10.5 million related to severance, other relocation costs and asset impairment charges.

During the quarter ended June 30, 2006, as a result of its agreement with Applera, the Company recorded a $35.0 million litigation settlement due to the signing of a release of any and all claims of infringement relating to DNA sequencer and thermal cycler products.

Non-Operating (Income) Expense

	Three Months Ended			Six Months Ended
	June 30, 2007	June 30, 2006	Percent Change	June 30, 2007	June 30, 2006	Percent Change
(in millions)
Interest income	$(3.2)	$(3.6)	(11.1%)	$(7.8)	$(7.7)	1.3%
Interest expense	$14.3	$15.7	(8.9%)	$26.7	$26.5	0.8%
Other non-op (income) expense	$(40.9)	$(1.5)	2627.7%	$(38.7)	$(3.4)	1038.2%

Interest income includes income from STL receivables and was nearly flat for the three and six months ended June 30, 2007, when compared to the same periods a year ago.

Interest expense was down for the second quarter of 2007, when compared to the same period in 2006, as a result of debt extinguishment costs of $2.7 million incurred in connection with the debentures that were tendered in June 2006, and lower interest cost on $600.0 million in convertible debentures issued in December 2006. The decrease was offset by $0.8 million in interest expense recorded in the second quarter of 2007 associated with the Florida rental tax dispute. Interest expense was flat in the first half of 2007 in comparison to prior year.

For the second quarter and the first six months of 2007, other non-operating (income) expense was favorable by $39.4 million and $35.3 million relative to the same period last year, attributed primarily to the $40.6 million gain, net of expenses, associated with the termination of the merger agreement with Biosite, Incorporated (“Biosite”). The Biosite gain was partially offset by foreign currency related expenses.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective income tax rate, as a percentage of pre-tax income, was 32.5% for the second quarter of 2007, compared to 27.5% for the corresponding period of 2006. For the six months ended June 30, 2007, the effective tax rate was 29.0% compared to 27.2% for the same period in 2006. The effective tax rate each period was impacted by discrete events. During the three months ended June 30, 2007 the discrete event is due to a favorable California tax audit settlement adjustment of $0.8 million. For the three months ended March 31, 2007, tax expense was reduced by discrete items of approximately $5.3 million occurring in the quarter, which included a favorable adjustment to earnings of $4.3 million relating to prior years’ state tax liability.

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

•

to facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements,

•

to maintain and raise our quarterly dividend. Our dividend paid in the second quarter was $0.16 cents per share. In July 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on August 17, 2007 to stockholders of record on August 3, 2007,

•	to reduce our borrowings under our credit facility,

•	to continue to pay our restructuring expenses and costs associated with our Palo Alto facility relocation and other supply chain initiatives.

•	to make contributions to our pension plans of approximately $11 million throughout the remainder of 2007.

In connection with the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2007, it was determined that the amounts previously reported for additions to property, plant and equipment and depreciation on the Company’s consolidated statements of cash flows were overstated due to inadvertent errors in summarizing the amounts. This resulted in an overstatement of cash flows used in investing activities, with an equal overstatement of cash flows provided by operating activities, but had no effect on our consolidated balance sheets, consolidated statements of earnings or consolidated statements of stockholders’ equity as presented in the Company’s Form 10-K and 10-Q for the periods related to the years ended December 31, 2004, 2005, 2006 and the Company’s Form 10-Q for the period ended March 31, 2007. See Note 1, “Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for further discussion.

The following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2007	2006
Cash provided by (used in):
Operating activities	$197.0	$177.5
Investing activities	(158.3)	(149.6)
Financing activities	(52.5)	(28.9)
Effect of exchange rate changes on cash and cash equivalents	0.6	2.8

Change in cash and cash equivalents	$(13.2)	$1.8

Cash provided by operating activities for the first six months of 2007 increased by $19.5 million. The increase in operating cash flow resulted primarily from higher earnings (before non-cash items), lower pension contributions in comparison to prior year, and the timing of payments in the ordinary course of business.

Investing activities used cash of $158.3 million in the first six months of 2007, compared to $149.6 million in the same period in 2006. Cash used for the purchase of property, plant and equipment (including customer leased instruments subject to operating type leases) was $147.5 million for the first six months of 2007, compared to $134.1 million for the same period in 2006. The change was primarily attributed to increased capital spending related to various projects, including the in-sourcing of a portion of our U.S. distribution network and other supply chain initiatives, and our implementation of our global ERP system. Also included were cash payments made of $6.7 million in 2007 related to contingent price elements of prior year acquisitions.

Cash flows used in financing activities increased compared to prior year same period due to debt repayments, offset by a reduction in debt borrowings and treasury stock repurchases.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides the Company with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At June 30, 2007, there was nothing drawn on the Credit Facility.

At June 30, 2007 approximately $126.0 million of unused, uncommitted, short-term lines of credit were available to the Company’s subsidiaries outside the U.S. at various interest rates. In the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

We are in the process of establishing an asset-backed securitization conduit facility, which, if consummated, we expect will provide up to $175.0 million in financing. The securitization is expected to be completed in the third quarter of 2007. The securitization facility will be on a 364-day revolving basis and contains eligibility criteria, credit enhancement and performance triggers. The securitized assets are expected to principally consist of trade receivables originated in the U.S. The securitization transaction will consist of a two-step sale of trade receivables on a revolving and continuous basis. To utilize the facility, the Company will sell all of its right, title and interest in a defined pool of receivables to a wholly owned, bankruptcy-remote special purpose entity (“SPE”), which in turn will sell the receivables to a multi-seller conduit administered by a third party bank. The receivables sold to the SPE will not be available to other creditors but will continue to be included in our consolidated balance sheet. The amount of the retained interests and the costs of certain of the securitization arrangements vary with the company’s credit rating and other factors. Interest on the secured receivables will be based on rates that are intended to approximate commercial paper rates for highly rated issuers. While we expect to establish the facility, there can be no assurance that we will consummate the proposed transaction.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated information systems infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management and Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through June 30, 2007, we have capitalized $179.2 million of costs associated with this ERP system, which includes $64.7 million of capitalized internal labor costs and $10.4 million of capitalized interest. In January 2007, sales functionality was implemented for our U.S. and Canadian operations, and as a result, in the first quarter of 2007, we began amortizing the related costs incurred, which will increase our amortization by approximately $8 million in the current year. As of June 30, 2007, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Systems for finished goods inventory and physical distribution have been implemented for Europe and systems for Sales, Service and Order Management have been deployed in most entities in Europe and North America. In 2007 and 2008, we intend to develop and implement additional functionality for our supply chain. We expect that the majority of the work required to complete the global implementation phase of the new systems will take place through 2008. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

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

Recent Accounting Developments

Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities

In June 2007, the Emerging Issues Task Force issued a consensus on EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contract arrangement, should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this Issue as a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of the adoption of EITF 07-3 on our consolidated financial position, results of operations and cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the Emerging Issues Task Force issued a consensus on EITF No. 06-11, “Accounting for Income Tax Benefits on Share-Based Payment Awards” (“EITF 06-11”). The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options, should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This issue will be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of the adoption of EITF 06-11 on our consolidated financial position, results of operations and cash flows.

Pension and Other Postretirement Accounting

Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. In addition, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s year end. At December 31, 2006, we used an actuarial measurement date of December 31 for domestic pension plans and an actuarial measurement date of November 30 for international pension plans. The recognition provisions were adopted effective December 31, 2006. We expect to adopt the measurement date provisions during 2007 and are currently evaluating the impact of the adoption of the measurement date provisions on our consolidated financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure certain financial instruments and other items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently assessing the impact that SFAS 159 may have on our consolidated financial position, results of operations and cash flows.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements are intended to be identified by the use of words such as “believes”, “expects”, “plans”, “may”, “will”, “could”, “should”, “anticipates”, “likely”, “estimates”, or other comparable words, or by discussions of our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are included throughout this report and include, among other things, statements concerning:

•	our business strategy;

•	the nature of our molecular diagnostics system and the expected source of the funds for developing the product;

•	the effects of realignment of our manufacturing and distribution footprint and the expected costs and benefits of implementing a Lean Six-Sigma program;

•	the schedule for completion of our ERP program;

•	our liquidity requirements and capital resources;

•	the effects of litigation;

•	sources of new products;

•	our full year tax rate;

•	our anticipated operating cash flows and their use;

•	the nature of our anticipated asset backed securitization facility;

•	anticipated pension plan contributions; and

•	effects of OTL arrangements.

These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to a number of risks and uncertainties, some of which are outside of the Company’s control. These and other risk factors that affect the Company are discussed in Part I, Item A (Risk Factors) of the Company’s report to the Securities and Exchange Commission (“SEC”) on Form 10-K filed with the SEC on February 26, 2007. Any of these risks and uncertainties could cause actual results to differ materially from those anticipated by these forward-looking statements. Although we believe we have the product offerings and resources required to achieve our objectives, actual results could differ materially from those anticipated by these forward-looking statements. There can be no assurance that events anticipated by these forward-looking statements will in fact transpire as expected.

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of June 30, 2007 and December 31, 2006, the notional amounts of all derivative foreign exchange contracts were $333.5 million and $389.5 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of June 30, 2007 and December 31, 2006 was $1.4 million and $4.8 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2007. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $19.2 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $9.3 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at June 30, 2007 were not materially different than those at December 31, 2006.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $0.5 million based on the amount of variable rate debt outstanding at June 30, 2007.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 3 “Derivatives” of the Notes to Condensed Consolidated Financial Statements.

Item 4.     Controls and Procedures

As of June 30, 2007, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June 2000 to February 2005. The State of Florida has asserted that this transaction is subject to commercial rental tax in accordance with applicable state laws and requested Cardbeck to pay this assessment. Both Cardbeck and the Company have taken steps to challenge the assessment. Cardbeck also has filed an action seeking a declaratory ruling that Beckman Coulter is obligated to pay any tax and is in breach of the lease if it fails to do so. The Company believes that its position regarding the tax assessment is supported by relevant prior case law in the State of Florida and believes that this dispute ultimately will be adjudicated in its favor. It also believes that it should prevail in the action brought by Cardbeck. However there are no assurances that the Company will prevail in either action. The Company, Cardbeck and the State of Florida have recently initiated discussions intended to resolve the outstanding assessment, although it will not resolve the question of whether Beckman Coulter or Cardbeck is responsible for paying the taxes or whether the tax is due in the first place. Beckman Coulter believes it is probable that the Company will pay the potential settlement to resolve the outstanding assessment and at June 30, 2007, has made an accrual of $2.4 million for the anticipated amount of the potential settlement.

During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary. The action was filed in India and claimed that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. After a full hearing, the court affirmed its order restraining BCIPL from soliciting Wipro’s employees while arbitration is pending. BCIPL has appealed the order, and the appellate court has found that the factual findings by the lower court were tentative findings that would not bind the Swiss arbitration panel. The order imposing the injunction remains in effect but the order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro, alleging that BCIPL’s actions breached the contract between it and BCISA. Wipro initially claimed that it experienced 18 million Euro in damages; however, in January, 2007, Wipro reduced the damage claim to U.S. $12.3 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. At this time, the Company anticipates the hearing will take place in July 2008. The Company cannot at this time predict or determine the outcome of this litigation, nor can it estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, at June 30, 2007, no accrual has been made for any potential exposure.

As previously disclosed in our December 8, 2006 Form 8-K and our Form 10-Q for the period ending March 31, 2007, Beckman Coulter, Inc. made a report to the U.S. Department of Justice and to the Securities and Exchange Commission regarding a transaction between a French subsidiary, Immunotech S.A.S., and the Iraqi government. Beckman Coulter has not received a response to its report from the U.S. Department of Justice. On August 6, 2007, counsel for Beckman Coulter, Inc. received a letter from the Securities and Exchange Commission indicating that it had completed its investigation of the matter, and that it does not intend to recommend any enforcement action against Beckman Coulter, Inc.

Item 1A.	Risk Factors

The accounting for convertible debt securities is subject to uncertainty.

In 2006, the Company issued $600.0 million aggregate principal amount of its 2.50%

Convertible Senior Notes due 2036 (the “Notes”). Under the current accounting rules, for the purposes of calculating diluted earnings per share, a net share settled convertible security meeting certain requirements is accounted for in a manner similar to non-convertible debt, with the stated coupon constituting interest expense and any shares issuable upon conversion of the security being accounted for in a manner similar to the treasury stock method. The effect of this method is that the shares potentially issuable upon conversion of the securities are not included in the calculation of earnings per share until the conversion price is “in the money,” and the issuer is then assumed to issue the number of shares necessary to settle the conversion.

However, at a recent meeting of the Financial Accounting Standards Board (“FASB”), the FASB directed its staff to prepare a proposal to change that accounting method. Under the expected proposal, cash settled convertible securities would be separated into their debt and equity components. The value assigned to the debt component would be the estimated fair value, as of the issuance date, of a similar debt instrument without the conversion feature, and the difference between the proceeds for the convertible debt and the amount reflected as a debt liability would be recorded as additional paid-in capital. As a result, the debt would be recorded at a discount reflecting its below market coupon interest rate. The debt would subsequently be accreted to its par value over its expected life, with the rate of interest that reflects the market rate at issuance being reflected on the income statement. This change in methodology will negatively affect the calculations of net earnings and earnings per share for many issuers of cash settled convertible securities. The expected proposal, if adopted, is expected to require retrospective application for us, beginning January 1, 2008.

We cannot predict if or when any such change would be implemented or the exact methodology that will be imposed (which may differ materially from the foregoing description). Any such change could have an adverse impact on our reported or future financial results.

There were no other material changes to the risk factors previously disclosed in our most recent Annual Report on Form10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2007	467	$64.19	N/A	N/A
May 1 through 31, 2007	7,833	$64.20	N/A	N/A
June 1 through 30, 2007	473	$60.10	N/A	N/A

Total	8,773	$63.98	N/A	N/A

1,460 of the shares above were repurchased pursuant to the Company’s restricted stock plan whereby upon vesting of the nonvested shares the Company was reimbursed, in the form of Company common stock, for the payment of taxes on the employees’ behalf.

7,313 of the shares above were repurchased as part of the Company’s Benefit Equity Trust (the “Trust”) using proceeds from the dividends paid by the Company on the shares in the Trust. The transfer of shares to the Trust and the issuance of shares from the Trust was authorized by the Company’s Board of Directors in October 2004. The Trust was established to pre-fund stock-related obligations of employee benefit plans.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6. Exhibits

15	Report of Independent Registered Public Accounting Firm

15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated August 7, 2007

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date:	August 7, 2007	By	/s/ Scott Garrett
Scott Garrett
Chief Executive Officer

Date:	August 7, 2007	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President &
Chief Financial Officer

Date:	August 7, 2007	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

15	Report of Independent Registered Public Accounting Firm

15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated August 7, 2007

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications