Form 10-Q
period 2007-09-30
BECKMAN COULTER INC
filed 2007-11-07
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.

The number of outstanding shares of the registrant’s common stock as of November 2, 2007 was 62,730,392 shares.

Beckman Coulter, Inc.

FORM 10-Q for the Quarter Ended September 30, 2007

Part I. Financial Information

Item 1.	Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$84.8	$75.2
Trade and other receivables, net	666.9	671.5
Inventories	520.1	455.8
Deferred income taxes	82.1	83.2
Prepaids and other current assets	67.5	52.4

Total current assets	1,421.4	1,338.1
Property, plant and equipment, net	820.4	721.0
Goodwill	680.8	672.7
Other intangible assets, net	381.1	397.4
Other assets	146.9	162.5

Total assets	$3,450.6	$3,291.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$198.6	$180.3
Accrued expenses	408.7	387.9
Income taxes payable	7.1	60.9
Notes payable	25.5	73.2
Current maturities of long-term debt	12.6	9.3

Total current liabilities	652.5	711.6
Long-term debt, less current maturities	888.9	952.0
Deferred income taxes	98.1	110.1
Other liabilities	401.2	363.7

Total liabilities	2,040.7	2,137.4

Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.5 and 68.3 at September 30, 2007 and December 31, 2006, respectively; shares outstanding 62.6 and 61.0 at September 30, 2007 and December 31, 2006, respectively	6.8	6.8
Additional paid-in capital	510.7	488.0
Retained earnings	1,212.4	1,076.4
Accumulated other comprehensive loss (Note 4)	(21.6)	(55.4)
Treasury stock, at cost: 5.5 and 6.9 common shares at September 30, 2007 and December 31, 2006, respectively	(298.4)	(361.5)
Common stock held in grantor trust, at cost: 0.4 common shares at September 30, 2007 and December 31, 2006	(17.5)	(16.8)
Grantor trust liability	17.5	16.8

Total stockholders’ equity	1,409.9	1,154.3

Total liabilities and stockholders’ equity	$3,450.6	$3,291.7

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except amounts per share)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Product revenue	$560.5	$531.2	$1,657.6	$1,522.4
Service revenue	108.5	100.0	314.7	294.1

Total revenue	669.0	631.2	1,972.3	1,816.5

Cost of goods sold	279.1	261.9	815.1	741.0
Cost of service	78.0	71.6	231.5	212.1

Total cost of sales	357.1	333.5	1,046.6	953.1

Gross profit	311.9	297.7	925.7	863.4

Operating costs and expenses
Selling, general and administrative	181.5	175.0	537.9	515.0
Research and development	59.9	80.9	176.5	207.3
Restructuring	3.0	4.4	12.7	11.7
Asset impairment charges	-	-	0.8	2.3
Litigation settlement	-	-	-	(35.0)

Total operating costs and expenses	244.4	260.3	727.9	701.3

Operating income	67.5	37.4	197.8	162.1

Non-operating (income) expenses
Interest income	(3.3)	(3.2)	(11.1)	(10.9)
Interest expense	12.2	12.5	38.9	39.0
Other, net	(19.7)	3.8	(58.4)	2.7

Total non-operating (income) expenses	(10.8)	13.1	(30.6)	30.8

Earnings from continuing operations before income taxes	78.3	24.3	228.4	131.3
Income taxes	19.9	6.6	63.5	35.4

Earnings from continuing operations	58.4	17.7	164.9	95.9
Earnings from discontinued operations, net of tax	1.6	29.7	1.6	28.7

Net earnings	$60.0	$47.4	$166.5	$124.6

Basic earnings per share
Continuing operations	$0.93	$0.28	$2.64	$1.53
Discontinued operations	0.03	0.48	0.03	0.46

Basic earnings per share	$0.96	$0.76	$2.67	$1.99

Diluted earnings per share
Continuing operations	$0.91	$0.28	$2.58	$1.50
Discontinued operations	0.02	0.46	0.03	0.45

Diluted earnings per share	$0.93	$0.74	$2.61	$1.95

Weighted average number of shares outstanding (in thousands)
Basic	62,889	62,427	62,379	62,636
Diluted	64,518	63,755	63,908	64,003

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities
Net earnings	$166.5	$124.6
Less: Earnings from discontinued operations, net of tax	1.6	28.7

Earnings from continuing operations	164.9	95.9
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities
Depreciation and amortization*	156.7	118.7
Provision for doubtful accounts receivable	4.1	5.0
Share-based compensation expense	19.9	21.4
Tax benefits from exercises of share-based payment awards	20.2	5.1
Excess tax benefits from share-based payment transactions	(18.4)	(4.6)
Gain on sale of land	(26.2)	-
Asset impairment charges	0.8	2.3
U.S. pension trust contributions	(9.3)	(23.0)
Restructuring charges	8.3	11.7
Deferred income taxes	(3.4)	-
Changes in assets and liabilities
Trade and other receivables	19.5	30.9
Inventories	(46.7)	(44.8)
Accounts payable	14.3	1.3
Accrued expenses	(3.9)	(52.2)
Income taxes payable	(18.6)	7.5
Long-term lease receivables	14.5	29.3
Other	(11.0)	29.9

Net cash provided by operating activities of continuing operations	285.7	234.4
Net cash used in operating activities of discontinued operations	(1.0)	(21.3)

Net cash provided by operating activities*	284.7	213.1

Cash flows from investing activities
Additions to property, plant and equipment*	(223.4)	(207.4)
Proceeds from sale of land	30.0	-
Payments for business acquisitions and technology licenses, net of cash acquired	(10.3)	(23.9)

Net cash used in investing activities of continuing operations	(203.7)	(231.3)
Net cash provided by investing activities of discontinued operations	2.6	50.2

Net cash used in investing activities*	(201.1)	(181.1)

Cash flows from financing activities
Dividends to stockholders	(30.0)	(28.2)
Proceeds from issuance of stock	68.3	36.7
Repurchase of common stock as treasury stock	(19.9)	(87.2)
Repurchase of common stock held in grantor trust	(0.7)	(0.8)
Excess tax benefits from share-based payment transactions	18.4	4.6
Debt borrowings, net	8.0	111.4
Debt repayments	(122.1)	(61.0)

Net cash used in financing activities	(78.0)	(24.5)

Effect of exchange rates on cash and cash equivalents	4.0	4.0

Change in cash and cash equivalents	9.6	11.5
Cash and cash equivalents – beginning of period	75.2	57.6

Cash and cash equivalents – end of period	$84.8	$69.1

* Prior period amounts have been adjusted due to an immaterial error related to depreciation and additions to property, plant, and equipment.

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Summary of Significant Accounting Policies

Description of Business

Beckman Coulter, Inc., and its wholly owned subsidiaries (the “Company”) develop, manufacture and market products that simplify, automate and innovate complex biomedical testing. More than 200,000 Beckman Coulter systems operate in laboratories around the world, supplying critical information for improving patient health and reducing the cost of care.

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

Revenue, expenses, assets and liabilities can vary between the quarters of the year. As such, the results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

The effective tax rate for the three and nine months ended September 30, 2007 was 25.4% and 27.8%, respectively. The effective tax rate for both periods was impacted by discrete events. During the three months ended September 30, 2007, discrete events which reduced tax expense consisted of: changes in tax laws in foreign countries which reduced net deferred tax liabilities by $0.9 million, settlement of a foreign tax audit for 2003 and certain items for 2004, which reduced tax expense by $1.9 million, California research and development (“R&D”) tax credits and other return to provision adjustments of $1.4 million. During the nine months ended September 30, 2007, the discrete events also include a favorable adjustment to earnings of $4.3 million relating to prior years’ state tax liability, a favorable California tax audit settlement adjustment of $0.8 million and other discrete events of approximately $1 million.

On January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainties in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize the impact of a tax position in its financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The impact of the adoption of FIN 48 was immaterial to the overall financial statements. The total amount of unrecognized tax benefits as of January 1, 2007 and September 30, 2007 were $34.9 million and $37.1 million, respectively, which if recognized, would primarily affect the effective tax rate in future periods, except for approximately $5 million which would affect goodwill.

During the quarter ended September 30, 2007, the Company’s subsidiary in the United Kingdom settled a foreign tax audit for tax year 2003 and certain issues in 2004, which reduced previously unrecognized tax benefits by $1.9 million.

FIN 48 requires the Company to accrue interest and penalties where there is underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. The Company’s policy on the classification of interest and penalties is to record both as part of interest expense. As of January 1, 2007 and September 30, 2007, the Company had $3.0 million and $5.8 million in accrued interest and penalties for taxes, respectively.

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. The Company’s international subsidiaries file income tax returns in various non-U.S. jurisdictions. The tax years 2003 through 2006 remain open to U.S. federal income tax examination with tax years 2004 and 2005 currently under audit by the Internal Revenue Service. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years prior to 2003. With the exception of two of its subsidiaries in Italy and Switzerland, the Company’s major international subsidiaries are no longer subject to non-U.S. income tax examinations by tax authorities for tax years 2003 and prior. The Company’s subsidiary in Italy is still open to examination by foreign tax authorities for the years 2002 and onwards and Switzerland is still open to examination for the years 1998 and onwards.

A number of years may elapse before an uncertain tax position is finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes that the reserves for income taxes reflect the most probable outcome. The Company adjusts these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution, except for the resolution of certain tax contingency matters related to acquisitions, which would result in an adjustment to goodwill. As of September 30, 2007, it is reasonably possible that the Company’s liability for uncertain tax positions will be reduced by as much as $7.5 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring in the next twelve months for years with uncertain tax positions. Approximately $2.4 million of this amount would favorably impact the Company’s effective tax rate. The reduction of uncertain tax positions that would favorably impact the Company’s effective tax rate relates to various intercompany transactions.

Recent Accounting Developments

Accounting for Convertible Debt That May be Settled in Cash Upon Conversion

The Financial Accounting Standards Board (“FASB”) recently published proposed Staff Position (“FSP”) No. APB 14-a “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlements).” Under the proposed FSP, convertible debt securities that may be settled in cash, including partial cash settlement, would be separated into a debt and equity component. The value assigned to the debt component as of the issuance date would be the estimated fair value based on a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the securities and the estimated fair value assigned to the debt component would represent the equity component which would be recorded to additional paid-in-capital. As a result, the debt would be recorded at a discount reflecting its below market coupon interest rate and would subsequently be accreted to its par value over its expected life, using the rate of interest that reflects the market rate at issuance. This change in methodology, if adopted, will negatively affect our earnings and earnings per share as interest expense would reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. The proposal, if adopted, would be effective beginning with the Company’s fiscal year 2008 and would require retrospective application.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, the Emerging Issues Task Force (“EITF”) issued a consensus on EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contract arrangement should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this Issue prospectively for new contracts entered into on or after the effective date of this Issue. The consensus in this Issue is effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of EITF 07-3 on its consolidated financial position, results of operations and cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the EITF issued a consensus on EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units and outstanding equity share options, should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This issue will be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of EITF 06-11 on its consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The effective date of this statement is for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 157 on its consolidated financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This statement permits all entities to choose, at specified election dates, to measure certain financial instruments and other items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected must be recognized in earnings as incurred and not deferred. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact, if any, of the adoption of SFAS No. 159 on its consolidated financial position, results of operations and cash flows.

Pension and Other Postretirement Accounting

Effective December 31, 2006, the Company adopted SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. The recognition provision of this statement was adopted at December 31, 2006. In addition, effective for the Company’s fiscal year 2008, or earlier, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s year end. At December 31, 2006, the Company used an actuarial measurement date of December 31 for domestic pension plans and an actuarial measurement date of November 30 for international pension plans. The Company expects to adopt the measurement date provision for its international plans at December 31, 2007 and based on its analyses, the impact of adopting the measurement date provision will have an immaterial impact on the Company’s consolidated financial position, results of operations and cash flows.

Discontinued Operations

On July 7, 2006, Agencourt Personal Genomics (“APG”), a partially owned subsidiary of Agencourt Bioscience Corporation, was sold. The Company received approximately $50 million in cash in 2006 for the sale of its interest in APG with an additional $6.0 million held in escrow. In July 2007, pursuant to the terms of the sale agreement, the Company received its $2.6 million proportionate share of the $6.0 million which was held in escrow. The additional gain on sale of $2.6 million ($1.6 million, net of taxes) was recorded in discontinued operations during the quarter ended September 30, 2007.

Changes in Presentation

Certain prior period amounts have been reclassified to conform to the current year presentation.

In connection with the preparation of the Condensed Consolidated Financial Statements for the quarter ended June 30, 2007, management determined that the amounts previously reported for additions to property, plant and equipment and depreciation expense on the Company’s consolidated statements of cash flows were overstated due to inadvertent errors in summarizing the amounts. This resulted in an overstatement of cash flows used in investing activities, with an equal overstatement of cash flows provided by operating activities, but had no effect on our consolidated balance sheets, consolidated statements of earnings or consolidated statements of stockholders’ equity as presented in the Company’s Form 10-K and 10-Q for the periods related to the years ended December 31, 2004, 2005, and 2006 and the Company’s Form 10-Q for the period ended March 31, 2007. The amounts presented in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006, herein, reflect a reduction of $11.0 million to previously reported depreciation and amortization, reducing operating cash flows from $224.1 million to $213.1 million and an equal reduction in additions to property, plant and equipment, reducing investing cash flows from $192.1 million to $181.1 million.

2.	Restructuring Activities and Asset Impairments

Restructuring

In July 2005, the Company announced a strategic reorganization of its business to integrate its divisions into a single company structure. The remaining $4.0 million of accrued employee severance and benefit costs associated with this activity is expected to be paid over the next year.

Supply Chain Management

In January 2007, as part of the Company’s previously announced strategic supply chain management initiative, the Company announced its intention to close its manufacturing site in Palo Alto, California and relocate those operations to Indianapolis, Indiana. Additionally, during the quarter ended June 30, 2007, the Company announced the closure and relocation of other manufacturing and distribution sites. In connection with these activities, the Company recorded charges of $3.0 million and $12.7 million for duplicative, severance, retention, and other costs for the quarter and nine months ended September 30, 2007, respectively. Additionally, for the nine months ended September 30, 2007, $0.8 million was recorded for asset impairment charges.

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

Foreign Currency

The Company manufactures its products principally in the U.S., but generated approximately 47% of its revenue in the first nine months of 2007 from sales made outside the U.S. by its international subsidiaries. Sales generated by the international subsidiaries are generally denominated in the subsidiary’s local currency, thereby exposing the Company to risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, the Company uses derivative financial instruments (or “foreign currency contracts”) to hedge a significant portion of the foreign currency exposure resulting from intercompany sales to the Company’s international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

The Company uses foreign currency swap contracts to hedge loans between subsidiaries and does not designate these derivative instruments as accounting hedges.

Hedge ineffectiveness associated with the Company’s cash flow hedges was immaterial and no cash flow or fair value hedges related to foreign currency were discontinued for the three and nine months ended September 30, 2007 and 2006.

Derivative gains and losses included in accumulated other comprehensive income (loss) are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. The Company estimates that substantially all of the $8.6 million unrealized loss ($5.2 million after tax) included in accumulated other comprehensive loss at September 30, 2007 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months may vary from this amount as a result of changes in market rates.

4.	Comprehensive Income (Loss)

The reconciliation of net earnings to comprehensive income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net earnings	$60.0	$47.4	$166.5	$124.6

Foreign currency translation adjustment	32.0	5.6	42.6	31.9

Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $(2.7) for the three and nine months ended September 30, 2007	0.9	-	5.1	-

Derivatives qualifying as hedges:
Net derivative (losses) gains, net of income taxes of $1.5 and $1.6 for the three and nine months ended September 30, 2007, respectively, and $(0.3) and $1.3 for the three and nine months ended September 30, 2006, respectively	(2.4)	0.2	(2.6)	(2.0)
Reclassifications to non-operating income, net of income taxes of $0.1 and $0.3 for the three and nine months ended September 30, 2007, respectively, and $0.1 and $2.4 for the three and nine months ended September 30, 2006, respectively.	(0.1)	(0.1)	(0.4)	(3.6)

	(2.5)	0.1	(3.0)	(5.6)

Comprehensive income	$90.4	$53.1	$211.2	$150.9

The components of accumulated other comprehensive loss are as follows (in millions):

	September 30, 2007	December 31, 2006
Cumulative currency translation adjustments	$ 132.3	$ 89.7
Pension and other postretirement plans	(148.7)	(142.9)
Net unrealized loss on derivative instruments	(5.2)	(2.2)

Total accumulated other comprehensive loss	$ (21.6)	$ (55.4)

5.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”) (in millions, except amounts per share):

	Three Months Ended September 30,
	2007			2006
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$ 60.0	62.889	$ 0.96	$ 47.4	62.427	$ 0.76
Effect of dilutive stock options	-	1.629	(0.03)	-	1.328	(0.02)

Diluted EPS:
Net earnings	$ 60.0	64.518	$ 0.93	$ 47.4	63.755	$ 0.74

	Nine Months Ended September 30,
	2007			2006
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$ 166.5	62.379	$ 2.67	$ 124.6	62.636	$ 1.99
Effect of dilutive stock options	-	1.529	(0.06)	-	1.367	(0.04)

Diluted EPS:
Net earnings	$ 166.5	63.908	$ 2.61	$ 124.6	64.003	$ 1.95

For the three and nine months ended September 30, 2007, there were 0.3 million shares and 1.2 million shares, respectively, and for the three and nine months ended September 30, 2006, there were 2.8 million shares and 2.9 million shares, respectively, relating to the possible exercise of outstanding stock options excluded from the computation of diluted EPS as their effect would have been antidilutive.

The Company expects the principal amount of the convertible senior notes due 2036, (“Convertible Notes”) issued in December 2006 to be settled in cash. Any conversion spread over the principal amount would be settled in the Company’s common shares. Given that the average stock price during the three and nine months ended September 30, 2007 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in arriving at the computation of diluted EPS.

6.	Sale of Assets

During the nine months ended September 30, 2007 and 2006, the Company sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $43.9 million and $59.3 million, respectively, for which the Company received cash proceeds of $43.8 million and $59.4 million, respectively. Substantially all of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales and as a result the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

On July 30, 2007, the Company sold its investment in vacant land adjacent to its Miami, Florida facility for approximately $30 million, net of settlement costs. An additional $1.2 million remains in escrow pending resolution of a dispute regarding title to a portion of the land. The Company acquired the parcel of vacant land as part of its 1997 acquisition of Coulter Corporation. The $26.2 million gain on sale was recorded in other non-operating income during the quarter ended September 30, 2007.

7.	Composition of Certain Financial Statement Items and Supplemental Disclosure of Cash Flow Information

Inventories consisted of the following (in millions):

	September 30, 2007	December 31, 2006
Finished products	$343.9	$303.7
Raw materials, parts and assemblies	153.0	128.8
Work in process	23.2	23.3

	$520.1	$455.8

Changes in the product warranty obligation were as follows (in millions):
	Three months ended September 30, 2007	Nine months ended September 30, 2007
Beginning balance	$ 11.0	$ 11.1
Current period warranty charges	4.2	11.5
Current period utilization	(3.7)	(11.1)

Ending balance	$ 11.5	$ 11.5

Other non-operating (income) expenses consists of the following (in millions):

	Three months Ended September 30,		Nine months Ended September 30,
	2007	2006	2007	2006
Biosite termination fee	$ -	$ -	$ (40.6)	$ -
Gain on sale of Miami vacant land	(26.2)	-	(26.2)	-
Contribution to Beckman Coulter Foundation	9.0	-	9.0	-
(Gain) loss on foreign currency and related derivative activity	(2.4)	4.1	(0.8)	2.8
Other	(0.1)	(0.3)	0.2	(0.1)

	$ (19.7)	$ 3.8	$ (58.4)	$ 2.7

The following is a description of the main components of other non-operating (income) expenses as shown in the table above.

On May 17, 2007, the definitive merger agreement to acquire Biosite, Inc. (“Biosite”) was terminated by Biosite in accordance with its terms. Pursuant to the terms of the merger agreement, the Company received a break-up fee of $54.0 million from Biosite and recorded a gain of $40.6 million (net of associated expenses of $13.4 million) during the quarter ended June 30, 2007.

Non-operating income also includes the gain of $26.2 million from the sale of the Miami vacant land during the quarter ended September 30, 2007. See further discussion in Note 6, “Sale of Assets” to the Condensed Consolidated Financial Statements.

From the proceeds of the gain related to the land sale as described above, the Company made a $9.0 million irrevocable contribution to establish the Beckman Coulter Foundation (the “Foundation”), a related party non-profit organization. The Foundation’s purpose is to operate for the benefit of funding charitable, scientific, literary and/or educational programs. Certain management employees of the Company also serve as directors of the Foundation.

The following is a description of the supplemental disclosure of cash flow information.

Non-cash investing and financing activities for the nine months ended September 30, 2007 includes the purchase of software for $7.9 million.

8.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2007 were as follows (in millions):

Total
Goodwill at December 31, 2006	$672.7
Acquisitions and related adjustments	6.9
Currency translation adjustment	1.2

Goodwill at September 30, 2007	$680.8

Other intangible assets consisted of the following (in millions):

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$ 110.4	$ (27.1)	$ 83.3	$ 110.4	$ (20.9)	$ 89.5
Customer relationships	211.3	(71.8)	139.5	211.3	(63.4)	147.9
Other	45.3	(27.1)	18.2	43.3	(23.4)	19.9

	367.0	(126.0)	241.0	365.0	(107.7)	257.3
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	66.6	-	66.6	66.6	-	66.6

	$ 507.1	$(126.0)	$ 381.1	$ 505.1	$ (107.7)	$ 397.4

Intangible asset amortization expense was $6.0 million and $4.7 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, intangible amortization expense was $18.1 million and $13.9 million, respectively. Estimated amortization expense (based on existing intangible assets) for the years ending December 31, 2007, 2008, 2009, 2010 and 2011 is $24 million, $23 million, $23 million, $22 million and $21 million, respectively.

9.	Debt

Certain of the Company’s borrowing agreements contain covenants that the Company must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At September 30, 2007, the Company was in compliance with all such covenants.

10.	Share-Based Compensation

Share-based compensation expense was $7.5 million and $6.8 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, share-based compensation expense was $19.9 million and $21.4 million, respectively.

11.	Retirement Benefits

During the second quarter of 2007, the Company revised its benefit obligation for its pension and postretirement benefit plans based on its final actuarial valuation. This valuation resulted in an increase to the pension obligations of $11.0 million and an increase to postretirement obligations of $7.7 million. Additionally, accumulated other comprehensive loss increased by $11.4 million and deferred income taxes decreased by $7.3 million. There was no impact to the Condensed Consolidated Statements of Earnings.

For the three and nine months ended September 30, 2007 and 2006, the net pension and postretirement benefit costs were comprised of (in millions):

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. PostRetirement Benefit Plans
	Three Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Service cost-benefits earned during the period	$4.4	$5.4	$1.8	$1.5	$0.5	$0.5
Interest cost on benefit obligation	9.8	9.5	2.4	1.9	1.9	1.6
Expected return on plan assets	(14.7)	(14.1)	(2.9)	(2.3)	-	-
Amortization and deferrals:
Prior service cost (credit)	0.2	0.2	-	-	(1.0)	(1.1)
Actuarial loss	2.5	2.9	0.5	0.4	0.4	0.1
Curtailment loss	-	4.0	-	-	-	-

Net plan costs	$2.2	$7.9	$1.8	$1.5	$1.8	$1.1

	Pensions
	U.S. Plans		Non-U.S. Plans		U.S. PostRetirement Benefit Plans
	Nine Months Ended September 30,
	2007	2006	2007	2006	2007	2006
Service cost-benefits earned during the period	$13.2	$16.4	$5.4	$4.5	$1.5	$1.6
Interest cost on benefit obligation	29.4	28.1	7.2	5.7	5.7	4.7
Expected return on plan assets	(43.9)	(41.9)	(8.7)	(6.9)	-	-
Amortization and deferrals:
Prior service cost (credit)	0.6	1.0	-	-	(3.0)	(3.4)
Actuarial loss	7.5	8.5	1.5	1.2	1.2	0.4
Curtailment loss	-	4.0	-	-	-	-

Net plan costs	$6.8	$16.1	$5.4	$4.5	$5.4	$3.3

The Company contributed $9.3 million and $23.0 million to its U.S. defined benefit pension plan during the nine months ended September 30, 2007 and 2006, respectively.

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

In 1987, soil and groundwater contamination was discovered on a property in Irvine, California formerly owned by the Company. In 1988, The Prudential Insurance Company of America (“Prudential”), which had purchased the property from the Company, filed a suit against the Company in the U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, the Company entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing groundwater remediation at the site, issued a closure letter for a portion of the site. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable. The Company believes that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations, will not have a material adverse effect on the Company’s operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

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

Cardbeck Miami Trust - In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June 2000 to February 2005. The State of Florida has asserted that the sale-leaseback transaction is subject to commercial rental tax under applicable state laws and requested Cardbeck to pay this assessment. Cardbeck has asserted that the Company is responsible for paying these taxes and has filed an action seeking a declaratory ruling that Beckman Coulter is obligated to pay any tax and is in breach of the lease if it fails to do so. The Company has posted a bond for approximately $5 million to ensure that its obligations under the lease have been met. The Company believes that the sale-leaseback transaction is not subject to the commercial rentals tax and has filed an action seeking a judicial ruling that no taxes are due. The Company believes that its position regarding the tax assessment is supported by relevant prior case law in the State of Florida and that this dispute ultimately will be adjudicated in its favor. It also believes that it should prevail in the action brought by Cardbeck. However, there are no assurances that the Company will prevail in either action. Consequently, the Company entered into a settlement agreement with the State of Florida and Cardbeck under which it agreed to pay the State $2.4 million for the outstanding tax assessment. This settlement, which was accrued by the Company in the second quarter of 2007, and paid in the third quarter of 2007, will not affect the Company’s ability to continue seeking a declaratory ruling that no taxes are due.

Wipro - During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary. The action was filed in India and claimed that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. After a full hearing, the court affirmed its order restraining BCIPL from soliciting Wipro’s employees while arbitration is pending. BCIPL has appealed the order, and the appellate court has found that the factual findings by the lower court were tentative findings that would not bind the Swiss arbitration panel. The order imposing the injunction remains in effect but the order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro, alleging that BCIPL’s actions breached the contract between it and BCISA. Wipro initially claimed that it experienced 18 million Euro in damages; however, in January, 2007, Wipro reduced the damage claim to U.S. $12.3 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. At this time, the Company anticipates the hearing will take place in July 2008. The Company cannot at this time predict or determine the outcome of this litigation, nor can it estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, at September 30, 2007, no accrual has been made for any potential exposure.

Davila - On August 16, 2007, a former employee of the Company filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleges claims on the plaintiff’s own behalf and also on behalf of a purported class of former and current Beckman Coulter employees. The complaint alleges, among other things, that the Company violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs, and certain overtime payments. It also alleges that the Company engaged in unfair business practices. The plaintiff is seeking back pay, statutory penalties, and attorneys’ fees, and seeks to certify this action on behalf of the Company’s nonexempt California employees. Because of the preliminary nature of this matter, the Company is unable to assess the likelihood of an unfavorable outcome. However, the Company can not give any assurances regarding the ultimate outcome of this lawsuit and an unfavorable resolution could be material to the Company’s operating results for any particular period, depending upon the level of income for the period.

13.	Business Segment Information

The Company is engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. The Company has one business segment consisting of four product areas focused on driving core product strategies. These product areas are Chemistry Systems, Cellular Systems, Immunoassay Systems and Discovery and Automation Systems. The Company’s CEO, who is also the Company’s chief operating decision maker, evaluates the Company’s various global product portfolios on a revenue basis, and profitability is evaluated on an enterprise-wide basis due to shared infrastructures.

The following table sets forth revenue data with respect to the Company’s four product areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenue (in millions):
Chemistry Systems	$179.3	$168.7	$543.3	$494.4
Cellular Systems	203.1	202.8	605.7	583.3
Immunoassay Systems	152.2	118.9	438.2	352.2
Discovery & Automation Systems	134.4	140.8	385.1	386.6

	$669.0	$631.2	$1,972.3	$1,816.5

The following tables set forth certain financial data by geographic area:

Revenues by geographic areas (in millions):
United States	$352.4	$337.7	$1,044.4	$964.6
International	316.6	293.5	927.9	851.9

	$669.0	$631.2	$1,972.3	$1,816.5

	September 30, 2007	December 31, 2006
Long-lived assets:
United States	$ 1,657.0	$ 1,635.1
International	372.2	318.5

	$ 2,029.2	$ 1,953.6

14.	Subsequent Events

The Company established an asset-backed securitization conduit facility on October 31, 2007, which provides up to $175.0 million in financing. The securitization facility is on a 364-day revolving basis and contains eligibility criteria, credit enhancement and performance triggers. The securitized assets consist of approximately $360 million of trade receivables originated in the U.S. The securitization transaction consists of a two-step sale of trade receivables on a revolving and continuous basis. To utilize the facility, the Company transferred all of its right, title and interest in a defined pool of receivables to a wholly owned, bankruptcy-remote special purpose entity (“SPE”), which in turn will sell the receivables to a multi-seller conduit administered by a third party bank. The receivables transferred to the SPE will not be available to other creditors but will continue to be included in the Company’s consolidated balance sheet. The amount of the retained interests and the costs of certain of the securitization arrangements vary with the Company’s credit rating and other factors. Interest on the secured receivables will be based on rates that are intended to approximate commercial paper rates for highly rated issuers.

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

Overview

Our company is a leading developer, manufacturer and marketer of products that simplify, automate and innovate complex biomedical testing. Biomedical testing provides valuable information and guides nearly every decision in health care, whether from a clinical laboratory reporting critical findings on a patient blood sample or from a research laboratory seeking to better understand the basis of a life-threatening disease. We simplify, automate and innovate clinical and research laboratory processes so that our customers can easily and efficiently produce accurate and precise information, improving the overall quality of patient test results. Our customers include governmental agencies, hospitals, physicians’ offices, diagnostic reference laboratories, pharmaceutical and biotechnology companies, universities, medical schools and research institutions. We design, manufacture, and sell systems, services, reagents and supplies to clinical and life science laboratories around the world. We market our products in more than 130 countries, with approximately 47% of revenue in the first nine months of 2007 coming from outside the United States (“U.S.”). Our products combine sophisticated analytical instruments, user-friendly software and highly sensitive chemistries, integrated into complete and simple to use systems. Our product lines address nearly all blood tests routinely performed in hospital laboratories and a range of systems for life science and pharmaceutical research.

Our instruments are generally provided to customers under operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Most lease contracts provided to customers are done under OTL arrangements. Our lease arrangements primarily take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. About 80% of our total revenue is generated by recurring revenue from supplies, test kits, services and OTL payments.

Strategic Initiatives

Our strategy is to extend the Company’s leadership in simplifying, automating and innovating customers’ processes, by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments. Our strategic initiatives for 2007 are focused on key growth drivers and operational improvements as follows:

•

We will continue to grow our share of the immunoassay market through our family of immunoassay instruments, test menu expansion, and by leveraging our strong market position in chemistry and cellular systems.

•	We will continue to expand our installed base of instrument systems as more and more customers demand workcells that perform immunoassay, routine chemistry and cellular testing.

•	We will pursue opportunities through geographic market expansion in emerging markets, specifically in Asia Pacific, which continues to provide attractive opportunities for growth.

•

To address the fastest growing segment of clinical diagnostics, we have begun to develop an automated “sample-to-result” fully integrated molecular diagnostics systems for clinical laboratories. Costs for the project are anticipated to be between $15 and $20 million per year through 2010, excluding any licensing fees for the test menu.

•	We remain focused on achievement of efficiencies and operating excellence throughout our supply chain and business operations.

•

We will drive additional improvements in manufacturing, distribution and all our business processes through company wide application of tools like “Lean Six-Sigma” and the implementation of comprehensive enterprise resource planning systems over the course of the next few years. These tools should deliver continuous improvements to our overall productivity.

As part of our strategic initiatives, we have started to realign our manufacturing and distribution footprint and implemented initiatives to improve productivity and reduce operating costs. During 2007, we announced certain outsourcing initiatives and manufacturing site relocations, including the relocation of our manufacturing facility in Palo Alto, California to Indianapolis, Indiana. We expect to begin realizing benefits from these initiatives in 2008.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, our accounting policies, assumptions, estimates and judgments are reviewed by management to ensure that our financial statements are presented fairly in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.

We describe our significant accounting policies in Note 1, Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. In addition, we discuss our critical accounting estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in our accounting policies or estimates since the end of 2006, with the exception of the adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (“FIN 48”) on January 1, 2007, as described below.

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

Executive Summary

Third quarter revenue of $669.0 million was up 6.0% over the same period in the prior year, while in constant currency, revenue increased 4.1%. Revenue from Immunoassay and Chemistry was up 28.0% and 6.3%, respectively, while revenue generated from Cellular was flat. Discovery and Automation, on the other hand, experienced a 4.5% decline in revenue as compared to the prior year quarter. The increase in revenue from Immunoassay was primarily due to new and improved tests that continue to add value to our highly competitive menu of immunoassays coupled with revenue related to our Lumigen acquisition. The increase in revenue from Chemistry was primarily due to an increase in the placements of autochemistry systems. Revenue from our Cellular products, however, was negatively impacted by a manufacturing disruption that occurred during the consolidation of our printed circuit board operations, which constrained our ability to ship all of the units ordered. Consequently, the quarter ended with $10 million in estimated cellular instrument backorders. We expect to ship a portion of these backorders during the fourth quarter in addition to our normal volume of shipments. The weakness experienced in our third quarter revenue from Discovery and Automation was primarily due to softening in the academic research market for our life science products.

Consumables sales grew 8.7% or 6.8% in constant currency. The fourth quarter 2006 acquisition of Lumigen, Inc. contributed 1.7% to this growth. On a geographic basis, third quarter revenue in the United States increased 4.4% and international revenue increased 7.9%, or 3.8% in constant currency.

Gross profit margin during the quarter declined about 60 basis points to 46.6%, compared to the third quarter 2006. Increased distribution costs and a slight decline in margin from life science products contributed to the decline.

Third quarter operating income increased by $30.1 million over the prior year period due to higher sales volume and lower research and development (“R&D”) expenses. The third quarter 2006 R&D expense reflected a charge of $27.5 million in R&D costs for the clinical diagnostic license to real time PCR thermalcycling technologies which we acquired.

Non-operating income for the quarter increased by $23.9 million, primarily due to a $26.2 million gain on the sale of vacant land in Miami. From the proceeds of the gain, the Company made a $9.0 million contribution to establish and fund the Beckman Coulter Foundation, (the “Foundation”) which was recorded in non-operating income.

Our effective tax rate in the third quarter 2007 was 25.4%, reflecting certain discrete tax items including tax audit settlements, reductions in certain foreign tax rates and additional California R&D tax credits.

Net earnings were $60.0 million or $0.93 per fully diluted share for the third quarter 2007, compared to $47.4 million or $0.74 per fully diluted share for the third quarter of 2006.

Revenue

The following provides key product area and geographical revenue information, including product and service revenue (dollar amounts in millions):

	Three months ended September 30,		Reported Growth %	Constant Currency Growth %*
	2007	2006
Total revenue:
Chemistry Systems	$ 179.3	$ 168.7	6.3	4.3
Cellular Systems	203.1	202.8	0.1	(1.5)
Immunoassay Systems	152.2	118.9	28.0	25.7
Discovery and Automation Systems	134.4	140.8	(4.5)	(6.3)

	$ 669.0	$ 631.2	6.0	4.1

Revenues by geographic areas:
United States	$ 352.4	$ 337.7	4.4	4.4
International	316.6	293.5	7.9	3.8

	$ 669.0	$ 631.2	6.0	4.1

	Nine months ended September 30,		Reported Growth %	Constant Currency Growth %*
	2007	2006
Total revenue:
Chemistry Systems	$ 543.3	$ 494.4	9.9	8.0
Cellular Systems	605.7	583.3	3.8	2.6
Immunoassay Systems	438.2	352.2	24.4	22.1
Discovery and Automation Systems	385.1	386.6	(0.4)	(2.3)

	$ 1,972.3	$ 1,816.5	8.6	6.8

Revenues by geographic areas:
United States	$ 1,044.4	$ 964.6	8.3	8.3
International	927.9	851.9	8.9	5.2

	$ 1,972.3	$ 1,816.5	8.6	6.8

*	Constant currency growth is not a U.S. GAAP defined measure of revenue growth. Constant currency growth as presented herein represents:

Current period constant currency revenue less prior year reported revenue

Prior year reported revenue

Beginning mid-2005, most lease arrangements entered into with customers are provided under OTL contract terms. We expect these lease arrangements to improve competitiveness and operating efficiency over the long term. Under OTLs, the recognition of instrument revenue and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs, the recognition of instrument revenue and earnings is at the inception of the lease. Placements of our instrument systems continue to drive growth in aftermarket consumables revenue. Consumables revenue grew 8.7% in the third quarter of 2007 (6.8% in constant currency) and 10.5% (8.8% in constant currency) for the first nine months of 2007 compared to the same periods a year ago, as a result of the growing installed base of systems and a greater average utilization of reagents.

A discussion of revenue by major product area for the three and nine months ended September 30, 2007 follows:

Chemistry Systems

Revenue increased in Chemistry by 6.3% and 9.9% for the three and nine months ended September 30, 2007, respectively, due primarily to:

•	continued placements of our UniCel® DxC 600 and 800 systems,

•	strong placements of our new second generation chemistry/immunoassay work cell, the UniCel® DxC 600i, and

•

increased utilization of chemistry consumables on newer systems due to reagent capacity and productivity, which offsets pricing and volume declines experienced in dedicated proteins and certain other reagents.

Cellular Systems

Third quarter revenue was relatively flat in Cellular, which consist of hematology, hemostasis and flow cytometry systems, as compared to the prior year quarter. For the third quarter of 2007, revenue from hematology and flow cytometry instruments was negatively impacted by a manufacturing disruption that occurred during the consolidation of our printed circuit board operations which constrained our ability to ship all of the units ordered. We expect to ship a portion of this backlog of instruments during the fourth quarter in addition to our normal volume of shipments. Demand continues to be strong for Cellular, which resulted in the year to date increase in revenue of 3.8% primarily from increased sales of our hemostasis and flow cytometry products.

Immunoassay Systems

Revenue in Immunoassay increased by 28.0% and 24.4% for the three and nine months ended September 30, 2007, respectively. This increase is due, in part, to new and improved tests that continue to add value to our highly competitive menu of immunoassays coupled with revenue related to our Lumigen acquisition. Excluding revenue from the acquisition of Lumigen, Immunoassay growth was 23.0% and 19.6% for the three and nine months ended September 30, 2007, respectively. Consumable revenue for our automated Access immunoassay system, not affected by the acquisition, increased in the third quarter and first nine months of 2007 by 22.5% and 22.8%, respectively. Furthermore, the following were also contributors to the increase in revenue for the quarter and the nine months ended September 30, 2007:

•	increased utilization of new reagents and tests,

•	consumable growth from an expanding installed base of Access® family of immunoassay systems, and

•	steady placements of our UniCel® DxI 800 Synchron® Access® Immunoassay System, an advanced high-throughput analyzer.

Discovery and Automation Systems

Revenue in Discovery and Automation was down 4.5% for the quarter and flat for the nine months ended September 30, 2007. This decrease in the third quarter was mainly due to lower sales of some of our more mature products to life science markets, due to softness in the academic research market for our life science products. Many of our life science products address those basic research segments of the market that are particularly sensitive to levels of government funding. The decrease was partially offset by robust sales of clinical lab automation, which increased by about 40% during the quarter. Clinical lab automation continues to be a key emphasis for us as our customers increasingly focus on the efficiency and cost savings that can be provided by increased automation.

Revenue by Major Geography

Revenue in the U.S. was up 4.4% and 8.3% for the three and nine months ended September 30, 2007, respectively, primarily due to strong Immunoassay sales which increased approximately 24% for each of the three and nine month periods of 2007 in comparison to the same periods in the prior year. Also contributing to this increase were:

•	strong hardware placements in Chemistry Systems,

•	continued growth in the installed base of our Access family of immunoassay systems, and

•	placements our new 2nd generation chemistry/immunoassay work cell, the DxC 600i.

Offsetting these increases were declines in revenue in Cellular and Discovery and Automation of 2.1% and 2.5%, respectively, for the third quarter. The decreases were due in part to the manufacturing disruption that constrained our ability to fulfill customer orders in Cellular and overall weakness in the market for our life science products. The decrease in Discovery and Automation was offset by strong growth in clinical automation.

International revenue was up 7.9% and 8.9% for the three and nine months ended September 30, 2007, respectively, or 3.8% and 5.2% in constant currency for the three and nine months ended September 30, 2007, respectively.

Revenue in Europe rose by 10.6% and 11.2% (5.2% and 5.5% in constant currency) for the three and nine months ended September 30, 2007, respectively. Contributing to this increase was Immunoassay revenue which increased by 25.4% and 18.2% (18.8% and 11.5% in constant currency) and Chemistry Systems which increased by 9.2% and 9.5% (3.4% and 3.9% in constant currency) for the same periods, respectively. Discovery and Automation Systems showed modest revenue growth. For the quarter, revenue increased 7.1% and 1.5% in constant currency and year to date revenue was up 10.2% and 3.5% in constant currency. Overall, the increase in revenue was partly due to continued strong sales growth in Italy, France, and the United Kingdom. Additionally, automation continues to be a key growth driver both in placements of chemistry and immunoassay work cells, as well as our clinical automation systems.

Sales in Asia Pacific increased by 4.8% and 6.8% (3.7% and 6.3% in constant currency) for the three and nine months ended September 30, 2007, respectively. Growth was led by strong revenue growth in China of 21.3% and 17.8% (20.8% and 17.6% in constant currency) for the three and nine months ended September 30, 2007, respectively. The increase in revenue was partially offset by the shortfall of revenue in Japan of 20.8% and 5.7% or 18.3% and 2.4% in constant currency for the three and nine months ended September 30, 2007, respectively, mainly due to lower hardware sales in Discovery and Automation.

Service Revenue

Service revenue, which is derived from contracts for service and from maintenance calls on our installed instruments, increased 8.5% to $108.5 million in the third quarter of 2007 from $100.0 million in the third quarter of 2006. In the nine months ended September 30, 2007, service revenue increased 7.0% to $314.7 million from $294.1 million in the nine months ended September 30, 2006. The increase is due primarily to our growing installed base of instruments under service contracts.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30, 2007	September 30, 2006	Percent Change	September 30, 2007	September 30, 2006	Percent Change
(in millions)
Gross profit	$ 311.9	$ 297.7	4.8%	$ 925.7	$ 863.4	7.2%
As a percentage of total sales	46.6%	47.2%	(0.6)%	46.9%	47.5%	(0.6)%

The decline in gross margins during the third quarter and nine months ended September 30, 2007 was due to increased distribution costs and a slight decline in margin from life science products.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2007	September 30, 2006	Percent Change	September 30, 2007	September 30, 2006	Percent Change
(in millions)
Selling, general and administrative (“SG&A”)	$ 181.5	$ 175.0	3.7%	$ 537.9	$ 515.0	4.4%
As a percentage of total sales	27.1%	27.7%	0.6%	27.3%	28.4%	1.1%

SG&A was up 3.7% for the third quarter of 2007 (2.3% in constant currency) compared to the same period a year ago. The increase was primarily attributed to increased amortization of our ERP implementation costs. SG&A increased by 4.4% for the nine months ended September 30, 2007 compared to the same period a year ago and was primarily attributed to:

•	a Florida rental tax dispute charge of $1.6 million incurred during the second quarter of 2007.

•	increased spending on selling and marketing activities related to our chemistry, immunoassay and other new product offerings,

•	increased amortization and costs related to our ERP implementation in January 2007, and

•	the impact of foreign currency changes on expenses; partially offset by

•	the pension curtailment loss of $4.0 million in 2006, which did not reoccur.

SG&A as a percentage of sales improved as a result of the benefits of the restructuring activities completed in 2006.

	Three Months Ended			Nine Months Ended
	September 30, 2007	September 30, 2006	Percent Change	September 30, 2007	September 30, 2006	Percent Change
(in millions)
Research and Development (“R&D”)	$ 59.9	$ 80.9	26.0%	$ 176.5	$ 207.3	14.9%
As a percentage of total sales	9.0%	12.8%	3.8%	8.9%	11.4%	2.5%

The decrease in R&D of $21.0 million in the third quarter of 2007 compared to the same quarter last year is mainly due to a charge of $27.5 million incurred during the third quarter of 2006 in connection with the acquisition of a clinical diagnostic license for real time PCR, as previously discussed. Excluding that 2006 charge, other R&D expenses increased by $6.5 million as a result of increased spending related to the development of a sample-to-result instrument for molecular diagnostics.

The decrease in R&D of $30.8 million for the first nine months of 2007, compared to the same period a year ago is mainly due to:

•	higher expenses in 2006 due to charges for the Applera license of $18.9 million in the second quarter and the license of $27.5 million in the third quarter, offset by

•	incremental R&D charges in 2007 from Lumigen and expanded investment in our molecular diagnostics project, and

•	increased investment in next generation systems and tests.

	Three Months Ended			Nine Months Ended
	September 30, 2007	September 30, 2006	Percent Change	September 30, 2007	September 30, 2006	Percent Change
(in millions)
Restructuring	$ 3.0	$ 4.4	31.8%	$ 12.7	$ 11.7	(8.5)%
Asset impairment charges	-	-		0.8	2.3	65.2%
Litigation settlement	-	-		-	(35.0)	(100.0)%

The decrease in restructuring and asset impairment charges in the third quarter of 2007, as compared to the same period a year ago, is due to the 2006 completion of restructuring and exit activities as part of our company wide reorganization announced in 2005. In the third quarter 2007, we recorded $3.0 million in exit charges in connection with our previously announced closure and relocation of several of our facilities.

The increase in restructuring and asset impairment charges for the first nine months of 2007, compared to the same period a year ago, was mainly attributed to the closure of our manufacturing site in Palo Alto, California as part of our supply chain initiatives. In connection with this and other site relocations, during the first nine months of 2007, we recorded charges of $12.7 million related to severance, relocation costs and asset impairment charges.

During the nine months ended September 30, 2006, we received and recorded a $35.0 million litigation settlement related to Applera for the release of any and all claims of infringement relating to DNA sequencer and thermal cycler products.

Non-Operating (Income) Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2007	September 30, 2006	Percent Change	September 30, 2007	September 30, 2006	Percent Change
(in millions)
Interest income	$ (3.3)	$ (3.2)	3.1%	$ (11.1)	$ (10.9)	1.8%
Interest expense	12.2	12.5	2.4%	38.9	39.0	0.3%
Other non-operating (income) expenses	(19.7)	3.8	>100%	(58.4)	2.7	>100%

Interest expense was down for the nine months ended September 30, 2007, when compared to the same period in 2006, as a result of debt extinguishment costs of $2.7 million incurred in connection with the debentures that were tendered in June 2006, and lower interest cost on $600.0 million in convertible debentures issued in December 2006. The decrease was partially offset by interest on higher levels of debt in 2007, $0.8 million in interest expense recorded in the second quarter of 2007 associated with the Florida rental tax dispute and higher interest expense recorded in 2007 related to other estimated tax liabilities.

The increase in other non-operating (income) expense in the third quarter of 2007 relative to the same period last year is mainly due to:

•	$26.2 million gain on the sale of vacant land in Miami; partially offset by

•

a contribution of $9.0 million made from the proceeds of the land sale gain in order to establish the Foundation, which will primarily be used to fund research and educational institutions and programs.

For the first nine months of 2007, other non-operating (income) expenses was favorable by $61.1 million relative to the same period last year, primarily attributed to:

•	the gain on sale of vacant land in Miami, which was partially offset by the contribution made to the Foundation, and

•	the $40.6 million gain, net of expenses, associated with the termination of the merger agreement with Biosite, Incorporated, in 2007.

Discontinued Operations

In July 2006, we sold our interest in Agencourt Personal Genomics (“APG”) and received approximately $50 million in cash with an additional $6.0 million held in escrow. Pursuant to the terms of the sale agreement, in July 2007, we received our $2.6 million proportionate share of the $6.0 million which was held in escrow. The additional gain on sale of $2.6 million ($1.6 million net of taxes), was recorded in discontinued operations during the quarter ended September 30, 2007.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the three and nine months ended September 30, 2007 was 25.4% and 27.8%, respectively. The effective tax rate for both periods was impacted by discrete events. During the three months ended September 30, 2007, discrete events which reduced tax expense consisted of: changes in tax laws in foreign countries which reduced net deferred tax liabilities by $0.9 million, settlement of a foreign tax audit for 2003 and certain items for 2004, which reduced tax expense by $1.9 million and California R&D credits and other return to provision adjustments of $1.4 million. During the nine months ended September 30, 2007, the discrete events also include a favorable adjustment to earnings of $4.3 million relating to prior years’ state tax liability, a favorable California tax audit settlement adjustment of $0.8 million and other discrete events of approximately $1 million.

Our effective tax rate for the full year of 2007 could be impacted by a number of factors including, but not limited to, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our utilization of tax credits and our geographic profit mix. We expect our effective tax rate for the year to range from 28%-29%.

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

•

to facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements,

•

to maintain and raise our quarterly dividend. Our dividend paid in the third quarter was $0.16 per share. In October 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.16 per share, payable on November 19, 2007 to stockholders of record on November 5, 2007, and

•	to continue to pay our restructuring expenses and costs associated with our Palo Alto facility relocation and other supply chain initiatives.

The following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2007	2006
Cash provided by (used in):
Operating activities	$284.7	$213.1
Investing activities	(201.1)	(181.1)
Financing activities	(78.0)	(24.5)
Effect of exchange rates on cash and cash equivalents	4.0	4.0

Change in cash and cash equivalents	$9.6	$11.5

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

Cash provided by operating activities for the first nine months of 2007 increased by $71.6 million. The increase in operating cash flow resulted primarily from higher earnings, lower pension contributions in comparison to the prior period and the timing of collections and payments made in the ordinary course of business.

Investing activities used cash of $201.1 million in the first nine months of 2007, compared to $181.1 million in the same period in 2006, an increase of $20.0 million. Cash used in investing activities in 2006 was offset by the proceeds of $50.2 million generated from the sale of APG, a partially owned subsidiary that we sold and classified as discontinued operations. In 2007, we increased our purchase of property, plant and equipment by $16.0 million. The increase in cash used for the purchase of property, plant and equipment (including customer leased instruments subject to operating type leases) was primarily attributed to increased capital spending related to various projects, including the in-sourcing of a portion of our U.S. distribution network and other supply chain initiatives, and our implementation of our global ERP system. These items were partially offset by an increase in cash flow from investing activities due to net proceeds from the 2007 sale of vacant land in Miami of approximately $30 million received in the quarter coupled with $13.6 million less cash used for business acquisitions and technology licenses.

Cash flows used in financing activities increased compared to prior year same period due to higher debt repayments combined with lower debt borrowings, partially offset by lower treasury stock repurchases and an increase in proceeds from issuance of stock options.

In January 2005, the Company entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides the Company with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. The Company also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At September 30, 2007, there was nothing drawn on the Credit Facility.

At September 30, 2007 approximately $148.9 million of unused, uncommitted, short-term lines of credit were available to the Company’s subsidiaries outside the U.S. at various interest rates. In the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

We established an asset-backed securitization conduit facility on October 31, 2007, which, provides up to $175.0 million in financing. The securitization facility is on a 364-day revolving basis and contains eligibility criteria, credit enhancement and performance triggers. The securitized assets will consist of approximately $360 million of trade receivables originated in the U.S. The securitization transaction consists of a two-step sale of trade receivables on a revolving and continuous basis. To utilize the facility, the Company transferred all of its right, title and interest in a defined pool of receivables to a wholly owned, bankruptcy-remote special purpose entity (“SPE”), which in turn will sell the receivables to a multi-seller conduit administered by a third party bank. The receivables transferred to the SPE will not be available to other creditors but will continue to be included in our consolidated balance sheet. The amount of the retained interests and the costs of certain of the securitization arrangements vary with the Company’s credit rating and other factors. Interest on the secured receivables will be based on rates that are intended to approximate commercial paper rates for highly rated issuers.

We are in the process of implementing an ERP system in order to achieve a single, globally integrated information systems infrastructure. This includes functionality for Finance, Human Resources, Supply Chain, Order Management, Finished Goods Inventory Management and Sales and Service to replace or complement existing legacy systems and business processes. Since the inception of the program in 2000 through September 30, 2007, we have capitalized $181.5 million of costs associated with this ERP system, which includes $65.7 million of capitalized internal labor costs and $11.1 million of capitalized interest. In January 2007, sales functionality was implemented for our U.S. and Canadian operations, and as a result, in the first quarter of 2007, we began amortizing the related costs incurred, which has increased our amortization by approximately $5 million for the nine months ended September 30, 2007. As of September 30, 2007, we have essentially implemented functionality for Finance, Human Resources and certain purchasing systems for our global operations. Systems for finished goods inventory and physical distribution have been implemented for Europe and systems for Sales, Service and Order Management have been deployed in most entities in Europe and North America. In 2007 and 2008, we intend to develop and implement additional functionality for our supply chain. We expect that the majority of the work required to complete the global implementation phase of the new systems will take place through 2008. If we are unable to implement and effectively manage the transition to these new systems, our future consolidated operating results could be adversely affected.

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

Recent Accounting Developments

Accounting for Convertible Debt That May be Settled in Cash Upon Conversion

The Financial Accounting Standards Board (“FASB”) recently published proposed Staff Position (“FSP”) No. APB 14-a “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlements).” Under the proposed FSP, convertible debt securities that may be settled in cash, including partial cash settlement, would be separated into a debt and equity component. The value assigned to the debt component as of the issuance date would be the estimated fair value based on a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the securities and the estimated fair value assigned to the debt component would represent the equity component which would be recorded to additional paid-in-capital. As a result, the debt would be recorded at a discount reflecting its below market coupon interest rate and would subsequently be accreted to its par value over its expected life, using the rate of interest that reflects the market rate at issuance. This change in methodology, if adopted, will negatively affect our earnings and earnings per share as interest expense would reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. The proposal, if adopted, would be effective beginning with our fiscal year 2008 and would require retrospective application.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, the Emerging Issues Task Force (“EITF”) issued a consensus on EITF No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contract arrangement, should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this Issue prospectively for new contracts entered into on or after the effective date of this Issue. The consensus in this Issue is effective for fiscal years beginning with 2008, including interim periods within those fiscal years. We are currently evaluating the impact, if any, of the adoption of EITF 07-3 on our consolidated financial position, results of operations and cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, EITF issued a consensus on EITF No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options, should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This issue will be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning with our fiscal 2008, and interim periods within those fiscal years. We are currently evaluating the impact, if any, of the adoption of EITF 06-11 on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America (“U.S. GAAP”), and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The effective date of this statement is for fiscal years beginning with our fiscal 2008 and interim periods within those fiscal years. We are currently evaluating the impact, if any, of the adoption of SFAS No. 157 on our consolidated financial position, results of operations and cash flows.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits all entities to choose, at specified election dates, to measure certain financial instruments and other items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. This Statement is effective as of the beginning of our fiscal year 2008. We are currently assessing the impact that SFAS No. 159 may have on our consolidated financial position, results of operations and cash flows.

Pension and Other Postretirement Accounting

Effective December 31, 2006, we adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. The recognition provision of this statement was adopted at December 31, 2006. In addition, effective for our fiscal year 2008, or earlier, the measurement date (the date at which plan assets and the benefit obligation are measured) is required to be the Company’s year end. At December 31, 2006, we used an actuarial measurement date of December 31 for domestic pension plans and an actuarial measurement date of November 30 for international pension plans. We expect to adopt the measurement date provision for our international plans at December 31, 2007 and based on our analyses the impact of adopting the measurement date provision will have an immaterial impact on our consolidated financial position, results of operations and cash flows.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements are intended to be identified by the use of words such as “believes”, “expects”, “plans”, “may”, “will”, “could”, “should”, “anticipates”, “likely”, “estimates”, or other comparable words, or by discussions of our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are included throughout this report and include, among other things, statements concerning:

•	our business strategy;

•	the nature of our molecular diagnostics system and the expected source of the funds for developing the product;

•	the effects of realignment of our manufacturing and distribution footprint and the expected costs and benefits of implementing a Lean Six-Sigma program;

•	the schedule for completion of our ERP program;

•	our liquidity requirements and capital resources;

•	the effects of litigation;

•	sources of new products;

•	our full year tax rate;

•	our anticipated operating cash flows and their use;

•	anticipated pension plan contributions;

•	effects of OTL arrangements; and

•	the effects of the manufacturing disruption.

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of September 30, 2007 and December 31, 2006, the notional amounts of all derivative foreign exchange contracts were $435.1 million and $389.5 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of September 30, 2007 and December 31, 2006 was $(1.2) million and $4.8 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2007. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $21.2 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $11.1 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at September 30, 2007 were not materially different than those at December 31, 2006.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $0.3 million based on the amount of variable rate debt outstanding at September 30, 2007.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 3 “Derivatives” of the Notes to Condensed Consolidated Financial Statements.

Item 4.	Controls and Procedures

As of September 30, 2007, the end of the fiscal quarter covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the

Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

In 1998, the Company entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with the Company’s Miami facility. In May 2005, Cardbeck notified the Company that it had received an assessment from the State of Florida in the amount of $4.4 million for revenue tax, interest and penalties related to payments made by the Company to Cardbeck from June 2000 to February 2005. The State of Florida has asserted that payments made by the Company pursuant to the sale-leaseback transaction are subject to commercial rental tax under applicable state laws and requested Cardbeck to pay this assessment. Cardbeck has asserted that the Company is responsible for paying these taxes and has filed an action seeking a declaratory ruling that Beckman Coulter is obligated to pay any tax based on the payments and is in breach of the lease if it fails to do so. The Company has posted a bond for approximately $5 million to ensure that its obligations under the lease have been met. The Company believes that the sale-leaseback transaction is not subject to the commercial rentals tax and has filed an action seeking a judicial ruling that no taxes are due. The Company believes that its position regarding the tax assessment is supported by relevant prior case law in the State of Florida and that this dispute ultimately will be adjudicated in its favor. It also believes that it should prevail in the action brought by Cardbeck. However, there are no assurances that the Company will prevail in either action. Consequently, the Company entered into a settlement agreement with the State of Florida and Cardbeck under which it agreed to pay the State $2.4 million for the outstanding tax assessment. This settlement, which was accrued in the second quarter of 2007, and paid in the third quarter of 2007, will not affect the Company’s ability to continue seeking a declaratory ruling that no taxes are due.

During June 2006, Wipro Limited (“Wipro”), the Company’s former distributor in India, initiated action against Beckman Coulter India Private Limited (“BCIPL”), the Company’s India subsidiary. The action was filed in India and claimed that BCIPL hired a number of Wipro’s current and former employees in violation of the non-solicitation clause in the contract between the Company and Wipro. Wipro has obtained an ex parte order prohibiting BCIPL from employing Wipro employees who Wipro had not expressly released from employment. After a full hearing, the court affirmed its order restraining BCIPL from soliciting Wipro’s employees while arbitration is pending. BCIPL has appealed the order, and the appellate court has found that the factual findings by the lower court were tentative findings that would not bind the Swiss arbitration panel. The order imposing the injunction remains in effect but the order has no affect upon the former Wipro employees currently employed by BCIPL. Wipro also initiated arbitration against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the original contract with Wipro, alleging that BCIPL’s actions breached the contract between it and BCISA. Wipro initially claimed that it experienced 18 million Euro in damages; however, in January, 2007, Wipro reduced the damage claim to U.S. $12.3 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. At this time, the Company anticipates the hearing will take place in July 2008. The Company cannot at this time predict or determine the outcome of this litigation, nor can it estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, at September 30, 2007, no accrual has been made for any potential exposure.

On August 16, 2007, a former employee of the Company filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleges claims on the plaintiff’s own behalf and also on behalf of a purported class of former and current Beckman Coulter employees. The complaint alleges, among other things, that the Company violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs, and certain overtime payments. It also alleges that the Company engaged in unfair business practices. The plaintiff is seeking back pay, statutory penalties, and attorneys’ fees, and seeks to certify this action on behalf of the Company’s nonexempt California employees. Because of the preliminary nature of this matter, the Company is unable to assess the likelihood of an unfavorable outcome. However, we can not give any assurances regarding the ultimate outcome of this lawsuit and an unfavorable resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

Item 1A.	Risk Factors

The accounting for convertible debt securities is subject to uncertainty.

The Financial Accounting Standards Board (“FASB”) recently published proposed Staff Position (“FSP”) No. APB 14-a “Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion (Including Partial Cash Settlements).” Under the proposed FSP, convertible debt securities that may be settled in cash including partial cash settlement would be separated into a debt and equity component. The value assigned to the debt component as of the issuance date would be the estimated fair value based on a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the securities and the estimated fair value assigned to the debt component would represent the equity component which would be recorded to additional paid-in-capital. As a result, the debt would be recorded at a discount reflecting its below market coupon interest rate and would subsequently be accreted to its par value over its expected life, using the rate of interest that reflects the market rate at issuance. This change in methodology, if adopted, will negatively affect our earnings and earnings per share as interest expense would reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. The proposal, if adopted, would be effective for our fiscal year 2008 and would require retrospective application.

We cannot predict if or when any such change would be implemented or the exact methodology that will be imposed (which may differ materially from the foregoing description). Any change in the accounting method for convertible debt securities could have an adverse impact on our past and future reported financial results which in turn could adversely affect the trading price of our common stock and/or the trading price of the notes.

There were no other material changes to the risk factors previously disclosed in our most recent Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2007	-	N/A	-	815,626
August 1 through 31, 2007	278,379	$69.55	278,200	537,426
September 1 through 30, 2007	600	$69.98	600	536,826

Total	278,979	$69.55	278,800	536,826

179 of the shares above were repurchased pursuant to the Company’s restricted stock plan whereby upon vesting of the nonvested shares the Company was reimbursed, in the form of Company common stock, for the payment of taxes on the employees’ behalf.

278,800 of the shares above were repurchased pursuant to the stock repurchase plan authorized by the Company’s Board of Directors in December 2006, whereby the Company is authorized to repurchase up to 2.5 million shares of its Common Stock through 2008.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

On October 18, 2007, the Board of Directors amended the Company’s Bylaws to name Corporation Services Corporation, 2711 Centerville Road, Wilmington, DE 19808 as the Company’s Registered Agent. The prior Registered Agent was National Registered Agents, Inc., 9 Lockerman Street, Dover, DE 19501.

Item 6.	Exhibits

3.1	Amended and Restated By-Laws of Beckman Coulter, Inc., as of October 18, 2007

15	Report of Independent Registered Public Accounting Firm

15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 6, 2007

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date:	November 6, 2007	By	/s/ Scott Garrett
Scott Garrett
Chief Executive Officer

Date:	November 6, 2007	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President &
Chief Financial Officer

Date:	November 6, 2007	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated By-Laws of Beckman Coulter, Inc., as of October 18, 2007

15	Report of Independent Registered Public Accounting Firm

15.1	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 6, 2007

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications