Form 10-K
period 2007-12-31
BECKMAN COULTER INC
filed 2008-02-29
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2007: $4,031,311,330

62,702,885 shares of the registrant’s Common Stock, $0.10 par value were outstanding as of February 11, 2008

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on April 24, 2008 is incorporated by reference into part III hereof.

Part I

Item 1. Business

Introduction

Beckman Coulter, Inc. manufactures and markets products that simplify, automate and innovate complex biomedical tests. Spanning the biomedical testing continuum — from pioneering medical research and clinical trials to laboratory diagnostics and point-of-care testing — our installed base of over 200,000 systems provides essential biomedical information to enhance health care around the world. We are dedicated to improving patient health and reducing the cost of care.

We participate in the biomedical testing market that we estimate was about $50 billion in 2007, based on worldwide sales. Our revenue is about evenly distributed inside and outside of the United States. Sales to clinical laboratories represent nearly 83% of our total revenue, with the balance coming from the life sciences markets. About 78% of our total revenue is generated by recurring revenue consisting of supplies, test kits, services and operating-type lease payments. Central laboratories of mid- to large-size hospitals represent our most significant customer group.

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

Coulter Corporation was founded by Wallace and Joseph Coulter in 1958. Coulter Corporation was a private company and remained under the control of the Coulter family until it was acquired by Beckman Instruments, Inc. in 1997. Coulter was formed to market the “Coulter Counter,” an instrument used to determine the distribution of red and white cells in blood. This instrument was based on the “Coulter Principle,” which was developed by Wallace Coulter in 1948. The Coulter Principle provided an automatic way of electronically counting and measuring the size of microscopic particles that proved to be the beginning of automated hematology.

Customers and Markets

Overview

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

Our test systems are composed of instruments, consumables, service and data management tools. They automate repetitive manual tasks and speed the reporting of results to health care workers. Instruments typically have a five year life in their initial placement. Consumables include both chemistries and supplies. Chemistries consist of reagents that react with samples to produce measurable, objective results as well as calibrators and quality control materials. Supplies vary across applications but are generally items such as sample containers, adapters, and pipette tips used during test procedures. Consumables and service generate significant ongoing revenue which continues throughout the life of an instrument.

Diagnostic Testing

The clinical diagnostic testing market was estimated to be approximately $35 billion in 2007, based on annual sales worldwide, and is estimated to be growing at four to five percent per year. About 83% of our total revenues come from sales to clinical laboratories. These products are used to evaluate and analyze samples made up of bodily fluids, cells, and other substances from patients. This type of diagnostic testing frequently is referred to as “in vitro diagnostic” testing. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease, and assess patient status during hospital admission and discharge. This type of diagnostic testing is increasingly valued as an effective method of reducing health care costs through accurate, early detection of health disorders and by enhancing management of treatment, potentially reducing the length of expensive hospital stays and improving patient outcomes. Due to their important role in the diagnosis and treatment of patients, these tests are an integral part of the overall management of patient care. In general, diagnostic testing influences nearly 70% of critical health care decisions, while representing less than 5% of overall health care costs.

The major fields that comprise the diagnostic testing industry are clinical chemistry, immunoassay, microbiology, hematology and blood banking. Molecular diagnostics is a new and expanding part of the diagnostics testing market. We have significant market positions in the three largest fields: clinical chemistry, immunoassay, and hematology. We are also the leader in providing progressive automation solutions that help laboratories reduce testing turnaround time, lower labor expenses, ensure the quality of testing, and reduce overall health care costs. In addition, we offer point-of-care testing products that are used in physician offices and hospitals for rapid diagnosis or on-going patient monitoring. We believe that the most important criteria our customers use to evaluate diagnostic testing products are operating costs, reliability, service, and quality of results. We also believe that by providing fully integrated systems that are cost effective, reliable and easy to use, we build loyalty among customers who value consistency and accuracy in test results.

Life Science Testing

The life science testing market in 2007 was estimated to be approximately $15 billion, based on annual sales worldwide. Life science research is the study of the characteristics, behavior, and structure of living organisms and their component systems. The life science testing market is evolving rapidly as a result of advances in genomics, proteomics, and cell based testing. With the rough map of the human genome complete, the work that will more directly affect patient care has begun, as researchers start to incorporate this information into specific studies to improve therapeutic efficacy. All of our life science testing products play a role in helping researchers to understand disease by simplifying and automating key testing processes.

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

Universities and medical research laboratories represent about half of the life science testing market. These customers perform basic medical research to further understand the molecular basis of disease and clinical research, where human samples are used to characterize disease states. Biotechnology firms and pharmaceutical companies represent the other half of the life science testing market. They rely on our instrument systems to speed the long and detailed drug discovery process. Also, once new therapeutics and vaccines emerge from the research phase, they move into clinical trials to evaluate their effectiveness, where our products are used to monitor patient response and general health.

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

•

Consolidation among health care providers in the United States, which has resulted in the formation of provider groups and integrated health care networks that leverage their purchasing power with suppliers to contain costs. In international markets, multiple hospital tenders have become a standard purchasing tool. Preferred supplier arrangements and bundled purchases are becoming more commonplace.

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

Business Segments

We report results as a single business segment. We evaluate our profitability on an enterprise-wide basis due to shared infrastructures. Within the single segment, we have identified four product areas, each focused on a core product strategy. These four areas are: Chemistry Systems, Immunoassay Systems, Cellular Systems, and Discovery and Automation Systems.

Product Areas

Chemistry Systems

Routine Chemistry Systems

Routine chemistry systems use electrochemical detection, chemical reactions with patient samples and antigen-antibody reactions to detect and quantify substances of diagnostic interest (referred to as “analytes”) in blood, urine, and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins, and enzymes. To save time and reduce the opportunity for errors, systems identify patient samples through barcodes. Automated clinical chemistry systems are designed to be highly reliable and available on short notice, twenty-four hours a day.

We generally configure these systems for the work flow in medium and large hospitals, but the systems also have application in regional reference laboratories. We offer tests for more than 100 individual analytes. Our primary products in this area are the UniCel® DxC 600 and UniCel® DxC 800 SYNCHRON® clinical chemistry systems. The DxC 600 system is designed for labs with lower volume and has the capacity to hold up to 65 reagents on board. The DxC 800 system is designed for higher volume laboratories and has the capacity to hold up to 70 reagents on board. Both systems are capable of performing closed tube sampling, which allows the operator to use the tubes that samples are collected in to perform assays. This capability eliminates the tedious and time consuming de-capping and recapping steps while reducing operator exposure to biohazards and repetitive motion injuries.

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

Electrophoresis Systems

Electrophoresis systems provide analytical information by using an electrical charge to separate a sample into its various components. The presence or absence of various components as well as the relative concentrations of each provide diagnostic information. The relative concentration of each component is determined by scanning the test result using a densitometer. We sell a variety of manual and automated electrophoresis products under the Paragon® brand.

Immunoassay Systems

Immunoassay systems, like routine chemistry systems, use chemical reactions to detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. These systems use antibodies as the central components in their analytical reactions and have the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, screen and monitor for cancer and cardiac risk, and provide important information in fertility and reproductive testing. Other tests are used to monitor critical factors associated with anemia, blood viruses, infectious disease, and therapeutic drugs. We offer over 60 immunoassay test kits for individual analytes. In 2007, we introduced the Access® Inhibin A test, the first automated assay for measuring dimeric inhibin A, which is used as an aid in the diagnosis and monitoring of various reproductive hormonal disorders.

Immunoassay systems have been designed to meet the special requirements of these complex tests and to simplify lab processes. They are able to automatically identify individual patient sample tubes and communicate with the laboratory’s central computer. Our most significant products are the Access® family of immunoassay systems. The Access family includes the Access, Access 2, UniCel™ DxI 600 Access®, and UniCel™ DxI 800 Access® immunoassay systems. The UniCel™ DxI 800 system is used primarily in large hospital and reference laboratories. In 2007, we introduced the UniCel™ DxI 600 Access® immunoassay system. This system is used primarily in mid-volume laboratories, making it possible for mid-sized hospitals to perform lower-volume assays in-house, reducing outsourcing costs and improving laboratory efficiency. We believe that these laboratories make up approximately 45% of the immunodiagnostic testing market worldwide.

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

Systems designed for the high-volume segment include the COULTER® LH 750, 755, 780, and 1500 series of hematology systems. These systems offer features such as five-part white blood cell differential analysis, enumeration of nucleated red blood cells, random-access capability, and automated slide making and staining from a single aspiration of blood. The LH 780 system offers enhanced quality control features that improve productivity and add additional parameters to support anemia studies. The LH 1500 series of hematology automation systems are designed to link multiple analyzers, to automate the pre-analytical process, and to eliminate a number of post-analytical steps.

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

In 2007, we introduced several new research applications for use with Beckman Coulter’s line of flow cytometers. The gTox Flow Kit allows researchers to evaluate the ability of a compound to cause chromosomal damage, providing a highly sensitive method for performing preclinical drug candidate screening, environmental testing, and a variety of academic and commercial toxicology testing applications. The Phospho-MAPKAPK-2 and Phospho-STAT3 kinase antibodies are used in cell function research to aid in the study of surface-to-nucleus cell signal transduction pathways. On December 28, 2007, we acquired the flow cytometry instrument business of Dako Denmark A/S. This acquisition brings to us two new state-of-the-art flow cytometry instrument systems that address the high-end of the research cytometry market. The MoFlo XDP system has 14 color capability and performs cell sorting at a speed of up to 70,000 events per second, the highest in the market. The CyAn ADP research flow cytometer can analyze samples utilizing up to 3 lasers and 9 colors simultaneously.

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

The AutoMate™ 800 system is a fully automated sample preparation system that brings many of the same benefits enjoyed by our larger laboratory automation customers to mid-sized hospitals. The AutoMate 800 helps save time and labor while increasing test efficiency by serving as a centralized, single-point resource for all tubes entering the laboratory. Features such as automated sample loading, decapping, sorting, integrated on-demand centrifugation, and “intelligent” aliquotting and tube labeling reduce manual sample handling and help to eliminate sample preparation errors.

Life Sciences Automation

Our products are used in many parts of the drug discovery and development process. An important application for these automation products is in primary screening. The primary screen is performed to test libraries of compounds for possible interaction with a target protein associated with a disease state. High-throughput screening is a term that is often used to describe a testing process that involves the screening of 100,000 or more compounds. Other important drug discovery applications, which can also require samples to be processed in an automated or high-throughput mode, include target identification, secondary screening, and pre-clinical testing. The analysis of massive amounts of genetic information requires the automation of sample preparation in order to meet the timetables which have been established for some of these projects. In 2007, we introduced our Industrial Robotics Solutions for high-throughput pharmaceutical and biotechnology applications. These systems are individually tailored to the customer’s applications to provide full process automation that integrates many devices.

Liquid handling robotic workstations and integrated systems automatically perform exacting and repetitive processes in biotechnology and drug discovery laboratories. Our Biomek® family of liquid handling systems use sophisticated scheduling and data handling software to perform dispensing, measuring, dilution, and mixing of samples and analysis of reactions as well as robotic manipulation of samples. In 2007, we introduced the BioRAPTR™ microfluidic workstation, which provides high precision low volume fluid dispensing. The BioRAPTR™ system can be used alone or integrated with our Biomek® and other liquid handling systems.

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

Agencourt Bioscience, a wholly owned subsidiary of ours, is a leading provider of nucleic acid purification products in the biomedical research market. Agencourt’s patented Solid Phase Reversible Immobilization (SPRI®) technology provides state-of-the-art results for the isolation and purification of RNA and DNA. This technology is fully integrated with our automated liquid handling systems to provide customers with a completely automated solution for nucleic acid purification. The SPRI® technology also is being incorporated into other company product lines to further expand the overall use of this technology across the industry. Agencourt’s genomic services business performs sequencing for academic, biotechnology and pharmaceuticals organizations. The state of the art sequencing facility at Agencourt offers highly flexible DNA sequencing packages that are tailored to meet each customers’ needs. The industrialized Agencourt genomic pipeline and powerful data management systems allow Agencourt to quickly complete DNA sequencing projects of any scope with industry-leading quality. The services offered at the facility currently include DNA sequencing, resequencing, SNP discovery and library construction.

Centrifugation

Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times the force of gravity. These forces result in a nondestructive separation that allows proteins, DNA, viruses, and other cellular components to retain their biological activity. Centrifugation also reduces the possibility of sample loss or information degradation that may occur in other forms of sample separation. Our centrifuges are routinely used in cellular, genomic and proteomic research, where the instruments increase productivity in the sample preparation process. Centrifuge models range from small table top units, such as the Microfuge® and Allegra™ line of products to larger, free-standing units, such as the Avanti® J high performance series and the Optima™ ultra series of centrifugation systems. In 2007, we introduced the Optima™ MAX-MP and the Microfuge® 16 bench top centrifuges. The Optima MAX-MP is a next generation ultracentrifuge that provides quieter operation, updated and enhanced software, and features that offer biosafety enhancements. The Microfuge® 16 is a general purpose bench top centrifuge that has a smaller footprint and more compact design than previous models.

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

Molecular Diagnostics

Molecular diagnostics is an emerging and promising field that includes testing for infectious diseases, genetic diseases and disorders, human cancers, and pharmacogenics. As knowledge of the genome and its functioning continues to expand, new applications are being developed and, in some cases, are being used today as diagnostic tools as well as in genetic disease susceptibility testing. In 2006, we entered into license agreements that give us access to key intellectual property required to develop a system that meets the needs of routine clinical laboratories for an automated, fully integrated molecular diagnostics test system. This sample result system for molecular diagnostics, the UniCel® DxN, is under development and slated for commercialization in 2010.

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

Nevertheless, we encounter significant competition from many domestic and international manufacturers, with many of these companies participating in one or more parts of each of our markets. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. In addition, we compete with several companies that offer reagents, consumables, and service for laboratory instruments that are manufactured by the us and others.

The major competitors in the clinical diagnostics market include Abbott Laboratories (Diagnostics Division), Johnson & Johnson (Ortho Clinical Diagnostics), Roche, Siemens Medical Diagnostics Solutions, (consisting of the former Dade Behring, Bayer and Diagnostics Products Corporation) and Sysmex Corporation. Competitors in the life science testing market include Agilent Technologies (Chemical Analysis Group), Applied Biosystems (ABI), Becton Dickinson and Company (BD Bioscience Immunocytometry Systems), Bio-Rad Laboratories, Inc., Caliper/Zymark, GE (Amersham Biosciences), Hamilton, Hitachi High-Technologies Corporation (Life Sciences), PerkinElmer, Inc., Shimadzu Corporation, Tecan Group, Ltd., Thermo Fisher (Life Sciences) and Waters Corporation.

Research and Development

Our new products originate from four sources: (1) internal research and development programs; (2) external collaborative efforts with individuals in academic institutions and technology companies; (3) devices or techniques that are generated in customers’ laboratories; and (4) business and technology acquisitions. Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies, and automated sample processing and information technologies. Our research and development teams are skilled in a variety of scientific, engineering, and computer science disciplines, in addition to a broad range of biological and chemical sciences. Our research and development expenditures were $274.0 million in 2007, $264.9 million in 2006, and $208.9 million in 2005.

Sales and Service

We have sales in more than 130 countries. Most of our products are distributed by our own marketing, service and sales organizations in major markets. However, we also employ independent distributors to serve those markets that are more efficiently reached through such channels. Our sales representatives are technically educated and trained in the operation and application of our products. The sales force is supported by a staff of scientists and technical specialists in each product line and in each major scientific discipline served by our products. These individuals give us the ability to provide the level of immediate after-sales service and technical support, which is critical to customer satisfaction. This includes capabilities to provide immediate technical support by phone and to deliver parts or have a service engineer on site within hours. To have such capabilities on a global basis requires a major investment in personnel, facilities, and other resources. Our large, existing installed base of instruments makes the required service and support infrastructure financially viable. We consider our reputation for service responsiveness and our worldwide sales and service network to be important competitive assets.

Patents and Trademarks

Patents and other proprietary rights are essential to our business. We rely on trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen our competitive position. We own a number of patents and trademarks throughout the world and have also entered into license arrangements relating to various third-party patents and technologies.

Products manufactured by us are sold primarily under our own trademarks and trade names. Our primary trademark and trade name is “Beckman Coulter” alone or in association with our logo. We vigorously protect our primary trademark, which is used on or in association with our worldwide product offerings. We believe that the name “Beckman Coulter” is recognized throughout the worldwide scientific and diagnostic community as a premier source of biomedical instrumentation and products. We also own and use secondary trademarks on or in association with various products for product differentiation purposes. “Coulter” is used as a secondary mark and source identifier with some of our products.

Our policy is to protect our products and technology through patents on a worldwide basis. This protection is sought in a manner that balances the cost of such protection against obtaining the greatest value for the us. We currently maintain a worldwide patent portfolio of approximately 1,977 active patents and pending applications for patents. In the U.S. alone, our patent portfolio includes 748 active U.S. patents and 177 applications for U.S. patents, with the balance being patents and pending applications on selected products or technologies in markets outside the U.S. The entire portfolio of patents and applications is distributed between our diagnostic and life science testing instruments and the chemistries and kits used with them. We cannot assure that pending patent applications will result in issued patents, that patents issued or licensed will not be challenged or circumvented by competitors, that our patents will not be found to be invalid or that the intellectual property rights of others will not prevent us from selling certain products or including key features in our products.

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

Government Regulations

Our products and operations are subject to a number of federal, state, local and foreign laws and regulations. We believe that our products and operations comply in all material respects with these laws and regulations. Although we continue to make expenditures to comply with these requirements, we do not anticipate any expenditures that would have a material impact on our operations or financial position; however, it is possible that the modification of existing laws or regulations, changes in interpretation of those laws and regulations, or the adoption of new laws or regulations in the future may have a material impact.

Virtually all of our diagnostics products and some of our life science products are classified as “medical devices” under the United States Food, Drug and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with regulations administered by the United States Food & Drug Administration (“FDA”). These regulatory requirements include the following:

•	Establishment Registration – We must register with the FDA each facility where regulated products are developed or manufactured. These facilities are periodically inspected by the FDA.

•

Marketing Authorization – We must obtain FDA authorization to begin marketing a regulated product in the United States. For most of our products, this authorization is obtained by submitting a pre-market notification which simply provides data on the performance of the product. These data are reviewed by the FDA’s staff and, in most cases, authorization to begin marketing is received within ninety days from submission of the notification. A small number of products must go through a formal pre-market approval process which includes the performance of clinical studies and review of the product by a formal scientific review panel.

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

•

Imports and Exports – The FDCA establishes requirements for importing products into the United States and exporting them from the United States. In general, any limitations on importing and exporting products apply only to products that have not received marketing authorization.

•

Post-market Reporting – After regulated products have been distributed to customers, we must investigate and report to the FDA certain events involving the products and also must notify the FDA when we conduct recalls or certain types of field corrective actions involving our products.

The FDCA gives the FDA the authority to bring legal action to enforce the act and address violations. Legal remedies available to the FDA for violations of the act include criminal prosecution, seizure of violative products, injunctions against the distribution of the products, and the assessment of civil penalties. The FDA normally provides companies with an opportunity to correct alleged violations before taking legal action.

The European Union (the “EU”) also has adopted requirements that affect our products. These requirements include the establishment of standards that address the creation of a certified quality system as well as a number of directives which address specific product areas. The most significant of these directives is the In Vitro Diagnostic Directive (“IVDD”). That directive includes the following elements:

•

Essential Requirements – The IVDD specifies “essential requirements” which all medical devices are required to meet. The requirements are similar to those adopted by the FDA relating to quality systems and product labeling.

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

•	Vigilance – The IVDD also specifies requirements for post market reporting similar to those adopted by the FDA.

Our major manufacturing operations and development centers and many of our international sales and service subsidiaries have been certified as complying with the EU’s quality system requirements. We also have programs in place that address the various aspects of the IVDD.

A number of other countries, including Australia, Brazil, Canada, China, and Japan, also have adopted or are in the process of adopting standards for medical devices sold in those countries. Many of these standards are loosely patterned after those adopted by the European Union, but with elements unique to each country. We routinely monitor these developments and address compliance with the various country requirements as new standards are adopted.

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

Although few of our products are directly regulated by environmental laws, they may be impacted by environmental laws that have broad general scope. For example, a growing number of jurisdictions have adopted laws banning the use of certain chemicals and materials in electronic components as well as requiring those components to be recycled rather than discarded. Similarly, a number of customers are located in areas that either ban outright or prohibit the disposal of chemicals such as mercury, lead and other heavy metals, cyanides and certain organic compounds. In some cases, manufacturers of chemicals that we use as raw materials have withdrawn those materials from the market due to perceived environmental issues. We have adopted a number of programs to address these various requirements and, in a few cases, have been required to redesign products to address them.

We also remain subject to costs of remediating sites where we formerly conducted operations or where we disposed of wastes. For most of these sites, we are one of a large number of parties required to contribute toward remediation of the site. To address these contingent environmental costs we establish accruals when the costs are probable and can be reasonably estimated. We believe that, based on current information and regulatory requirements, the accruals established for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the accruals, the amounts are not expected to have a material adverse effect on our operations, financial condition or liquidity, although no assurance can be given in this regard.

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

Employee Relations

As of December 31, 2007, we and our subsidiaries had approximately 10,500 employees worldwide. We believe relations with our employees are good.

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

Our website includes a link to a website where copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The website also includes copies of our code of ethics for officers, employees, and directors, including our chief executive officer and senior finance officers, our corporate governance guidelines, and the charters for our audit and finance, organization and compensation, and nominating and corporate governance committees. These materials may be obtained by accessing the website at “http://www.beckmancoulter.com” and selecting “Investor Relations” and then “Corporate Governance.” Paper copies of these documents also may be obtained free of charge by writing to us at “Beckman Coulter, Inc., Office of Investor Relations (M/S A-37-C), 4300 N. Harbor Blvd., P. O. Box 3100, Fullerton, CA 92834-3100.”

Item 1A. Risk Factors

We face significant competition, and our failure to compete effectively could adversely affect our sales and results of operations.

We face significant competition from many domestic and international manufacturers, with many of these companies participating in one or more parts of each of our markets. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. We also compete with several companies that offer reagents, supplies and service for laboratory instruments that are manufactured by us or others. Our sales and results of operations may be adversely affected by loss of market share through aggressive competition, the rate at which new products are introduced by us and our competitors and the extent to which new products displace existing technologies and competitive pricing especially in areas where currency has an effect.

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

Our ability to continue to grow depends on our success in continuing to improve our existing products and develop new products that meet the needs and expectations of our customers. The improvement of existing products and development of new products requires that we successfully integrate hardware, software, and chemistry components. Consequently, the expected introductions of new products may be impacted by factors such as the complexity and uncertainty in the development of new high-technology products and the availability of qualified engineers, programmers, and other personnel in other key labor categories. New product introductions may also be impacted by the viability of supply partners for those products where we are a distributor. In addition, our ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property rights of others, our ability to protect our intellectual property from others, the acquisition and integration of other companies and intellectual property and delays in obtaining any government marketing authorizations necessary to market the products, particularly with respect to clinical diagnostics products. Also, we may have to pay significant licensing fees to obtain access to third party intellectual property in order to make and sell current products or introduce new products. Factors affecting the introduction of molecular diagnostic products include the inability to develop clinical diagnostic tests based on new technologies, a determination that the tests do not provide sufficient precision and accuracy, identification of additional necessary intellectual property rights, failure to establish the clinical utility of these tests during clinical studies, and delays resulting from the timing and scope of regulatory agency reviews.

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

Consolidation of our customer base and the formation of group purchasing organizations could adversely affect our sales and results of operations.

In recent years, consolidation among health care providers and the formation of buying groups has put pressure on pricing and sales of our products, and in some instances, required payment of fees to group purchasing organizations. Our success in these areas affected by consolidation depends partly on our ability to enter into contracts with integrated health networks and group purchasing organizations. If we are unable to enter into contracts with these group purchasing organizations and integrated health networks on terms acceptable to us, our sales and results of operations may be adversely affected.

Reductions in government funding to our customers could have a negative impact on our sales and results of operations.

Many of our biomedical research customers rely on government funding and a number of clinical diagnostics customers rely on prompt and full reimbursement by Medicare and equivalent programs in other countries. In addition, our life science sales are affected by factors such as:

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

We operate a substantial portion of our business outside of the United States and are therefore exposed to fluctuations in the exchange rate between the U.S. dollar and the currencies in which our foreign subsidiaries receive revenue and pay expenses. We may enter into currency hedging arrangements in an effort to stabilize the risk of such fluctuations. There are certain costs associated with these currency hedging arrangements and we cannot be certain that such arrangements will have the full intended effect.

We are subject to general economic and political conditions and natural disasters in the United States and abroad.

Global political conditions and general economic conditions in foreign countries in which we do significant business, such as France, Germany, Japan and China could have a negative impact on our sales. In addition, natural disasters, such as hurricanes and earthquakes, could adversely affect our customers and our ability to manufacture and deliver products.

Costs associated with our supply chain initiatives will affect earnings and results of operations.

In January 2007, we announced plans to close our operations in Palo Alto, California by the end of 2008 and relocate those operations to Indianapolis, Indiana. We have announced several other relocation plans, including our recent announcement to consolidate our Orange County, California operations currently located in Fullerton and Brea. Plans for the consolidation are expected to be finalized in 2008. Our earnings and results of operations could be impacted by the scope and timing of the relocations and related charges and savings.

We are subject to various income tax risks and regulations throughout the world.

By conducting business in the U.S. and many other countries, we must continually interpret, and then comply with, the income tax rules and regulations in these countries. Different interpretations of income tax rules and regulations as applied to our facts by us and applicable tax authorities throughout the world could result, either historically or prospectively, in adverse impacts to our worldwide effective income tax rates and income tax liabilities. Other factors which could impact our worldwide effective tax rates and income tax liabilities are (i) the amount of taxable income in the various countries in which we conduct business (ii) the tax rates in those countries (iii) income tax treaties between countries (iv) the extent to which income is repatriated between countries and (v) future changes in income tax rules and regulations, and (vi) the adoption of new types of taxes such as consumption, sales and value added taxes.

Failure to successfully implement and manage our transition into our new ERP system could adversely affect our results of operations.

We are in the process of implementing an enterprise resource planning system, or ERP system, in order to achieve a single, globally integrated infrastructure. This ERP system includes functionality for finance, human resources, supply chain, order management, finished goods inventory management, sales and service to replace or complement our existing legacy systems and business processes. Since the inception of the program in 2000 through December 31, 2007, we have capitalized $181.7 million of costs associated with this ERP system, which includes $64.2 million of capitalized internal labor costs and $11.7 million of capitalized interest. Based on our geographic rollout strategy, as of December 31, 2007, we have essentially implemented functionality for finance, human resources, accounts receivable management and certain purchasing systems for our global operations. Systems for finished goods inventory and physical distribution have been implemented for Europe and North America including the deployment of systems for sales, service and order management. Sales functionality was implemented in January 2007 for our U.S. and Canadian operations. We plan to implement additional systems to enhance the productivity of our supply chain organization, and expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2009. If we are unable to implement and effectively manage this migration or the deployment of the additional systems mentioned above, our results of operations could be adversely affected.

The accounting for convertible debt securities is subject to uncertainty.

The Financial Accounting Standards Board (“FASB”) recently published proposed Staff Position (“FSP”) No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).” Under the proposed FSP, convertible debt securities that may be settled in cash including partial cash settlement would be separated into a debt and equity component. This change in methodology, if adopted, will negatively affect our earnings and earnings per share as interest expense would reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. The proposal, if adopted, would require retrospective application.

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

Acquisitions and divestitures pose financial and other risks and challenges.

We routinely explore acquiring other businesses and assets that would fit strategically. In addition, we may from time to time also consider disposing of certain assets, subsidiaries or lines of business that are less of a strategic fit within our portfolio. Potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers. There can be no assurance that we will engage in any acquisition or divestitures or that we will be able to do so on terms that will result in any expected benefits.

Item 1B. Unresolved Staff Comments

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

United States Locations

Location	Activities Conducted	Owned or Leased
Brea, CA	Administrative, Marketing, Sales and Service, Customer Training, Research & Development and Hardware Manufacturing.	Leased

Carlsbad, CA	Administrative, Consumables Manufacturing.	Owned

Chino, CA	Warehouse and Distribution	Leased

Fullerton, CA	Corporate Headquarters, Administrative, Marketing, Sales and Service, Research & Development, and Hardware and Consumables Manufacturing,	Owned

Palo Alto, CA	Administrative, Marketing, Sales and Service, Research & Development, Hardware Manufacturing.	Leased

Porterville, CA	Printed Circuit Board Manufacturing.	Owned

Fort Collins, CO	Administrative, Marketing, Research and Development, Hardware Manufacturing. This facility is occupied by the operations we acquired from Dako Corporation in December, 2007.	Leased

Hialeah, FL	Consumables Manufacturing.	Owned and Leased

Miami, FL	Administrative, Marketing, Sales and Service, Research & Development, Hardware Manufacturing.	Leased

Opa Locka, FL	Warehouse and Distribution and Customer Training	Leased

Indianapolis, IN	Administrative, Research and Development, Sales and Service, Hardware Manufacturing.	Leased

Florence, KY	Consumables Manufacturing.	Leased

Hebron, KY	Distribution	Leased

Beverly, MA	Administrative, Marketing, Research and Development, Consumables Manufacturing. This facility is occupied by our Agencourt subsidiary.	Leased

Livonia, MI	Administrative, Marketing, Consumables Manufacturing. This facility is occupied by our Lumigen subsidiary.	Owned

Southfield, MI	Administrative, Research and Development, Marketing, Consumables Manufacturing. This facility is occupied by our Lumigen subsidiary.	Owned

Chaska, MN	Administrative, Marketing, Sales and Service, Research & Development, Hardware and Consumables Manufacturing, Warehouse and Distribution.	Leased

Somerset, NJ	Sales and Service, Warehouse and Distribution.	Leased

Sharon Hill, PA	Consumables Manufacturing.	Leased

Webster, TX	Administrative, Marketing, Research and Development, Consumables Manufacturing. This facility is occupied by our DSL subsidiary.	Leased

The Brea and Palo Alto, California; Miami, Florida; and Chaska, Minnesota facilities, previously owned by us, were sold and leased back in 1998, for initial terms of twenty years with options to renew for up to an additional thirty years. In January 2007, we announced our intent to vacate the Palo Alto, CA facility by the end of 2008 and relocate the operations conducted there to Indianapolis, Indiana. Additionally, during January 2008, we announced our plans to consolidate our Orange County, CA operations currently located in Fullerton and Brea. Plans for the consolidation are expected to be finalized in 2008.

In early 2002, we entered into agreements with a third party to provide warehouse and distribution services in the United States. The products handled by that company were distributed from facilities located in Memphis, Tennessee, and Jersey City, New Jersey. These agreements were terminated in 2008, and beginning in February 2008 we began to manage our distribution through our own warehouses located in Chino, CA and Hebron, KY.

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

International Locations

Location	Activities Conducted	Owned or Leased
Australia	Administrative, Marketing, Sales and Service and Consumables Manufacturing.	Leased

Austria	Administrative, Marketing, Sales and Service, Hardware and Manufacturing.	Leased

China	Administrative, Marketing, Sales and Service and Consumables Manufacturing.	Leased

Canada	Administrative, Marketing, Sales and Service.	Leased

Czech Republic	Manufacturing.	Leased

France	Administrative, Marketing, Sales and Service and Consumables Manufacturing, Warehouse and Distribution.	Leased

Germany	Administrative and Consumables Manufacturing,Warehouse and Distribution.	Owned

India	Administrative, Marketing, Warehouse and Distribution.	Leased

Ireland	Administrative, Marketing, Sales and Service, Hardware and Consumables Manufacturing.	Leased

Italy	Administrative, Marketing, Sales and Service.	Leased

Japan	Administrative, Marketing, Sales and Service	Leased

Location	Activities Conducted	Owned or Leased
Mexico	Administrative, Marketing, Sales and Service	Owned

Netherlands	Administrative, Marketing, Sales and Service	Owned

South Africa	Administrative, Marketing, Sales and Service, Reagents and Consumables Manufacturing, Warehousing.	Leased

Switzerland	Administrative and Marketing.	Leased

Taiwan	Administrative, Marketing, Sales and Service	Leased

Turkey	Administrative, Marketing, Sales and Service	Leased

United Kingdom	Administrative, Marketing, Sales and Service	Leased

We also have arrangements with a number of third party companies to provide warehouse and distribution services outside of the United States.

Item 3. Legal Proceedings

The information with respect to legal proceedings required by this Item is incorporated by reference to Note 16 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in “Part II – Item 8 – Financial Statements and Supplementary Data”.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders during the fourth quarter of 2007.

Executive Officers of Beckman Coulter

The following is a list of the executive officers of Beckman Coulter as of February 28, 2008, showing their ages, present positions and offices with Beckman Coulter and their business experience during the past five or more years. Officers are elected or approved by the Board of Directors, and serve until the next organizational meeting of the Board; however, they may be removed by the Board at will. There are no family relationships among any of the named individuals, and no individual was selected as an officer pursuant to any arrangement or understanding with any other person.

Scott Garrett, 58, President and Chief Executive Officer

Mr. Garrett serves as Beckman Coulter’s President, Chief Executive Officer and was named Chairman of the Board effective April 24, 2008. He was named Chief Executive Officer effective February 2005 and served as President and Chief Operating Officer since December 2003. He joined Beckman Coulter in 2002 as President, Clinical Diagnostics. Prior to joining Beckman Coulter, Inc., he served as chief executive officer of Garrett Capital Advisors, L.L.C., a private equity firm focused on medical device companies, and as chief executive officer for Kendro Laboratory Products, L.P., a life sciences company. Mr. Garrett also spent over 20 years of his career with Baxter International/American Hospital Supply Corporation and a Baxter spin-off company. He began his career with Baxter in product development. Through a series of promotions Mr. Garrett became Group Vice President of Baxter and President of the Diagnostics subsidiary. Baxter’s Diagnostics subsidiary subsequently became Dade International and then Dade Behring, Inc., where Mr. Garrett served as Chairman and Chief Executive Officer. He has been a director of Beckman Coulter since January 2005.

Scott Atkin, 44, Group Vice President, Chemistry, Discovery and Automation Business Group and Instrument Systems Development Center

Mr. Atkin was named Group Vice President, Chemistry, Discovery and Automation Business Group effective January, 2007. In addition, Mr. Atkin oversees the Instrument Systems Development Center (ISDC) which has responsibility for engineering product development across the company. Mr. Atkin has held various senior leadership roles with product development and business leadership responsibilities since joining Beckman Coulter in 1996. Previously, Mr. Atkin was the President, Chief Executive Officer and a principal founder of Sagian, Inc., a company involved with data acquisition and laboratory robotics, which was acquired by Beckman Coulter in 1996.

Carolyn D. Beaver, 50, Corporate Vice President, Controller and Chief Accounting Officer

Ms. Beaver was named Corporate Vice President and Controller of Beckman Coulter, Inc., effective August 22, 2005 and was named Chief Accounting Officer effective October 6, 2005. She was also named interim Chief Financial Officer from July 2006 through October 2006. Ms. Beaver is also a director of Commerce National Bank, Newport Beach, California, and the chair of its audit committee and a member of its asset/liability committee. She is a member of the finance committee of Hoag Memorial Hospital Presbyterian, Newport Beach, California. Ms. Beaver was an audit partner with KPMG LLP from 1987 through April 2002, and is a certified public accountant.

G. Russell Bell, 62, Senior Vice President and Chief Scientific Officer

Dr. Bell was named Senior Vice President and Chief Scientific Officer in January 2007. Previously, he was Executive Vice President, Global Businesses since July 12, 2005. Prior to that position, Dr. Bell was Group Vice President, Development and Business Centers for our Clinical Diagnostics Division. He joined Beckman Coulter, Inc. as President and CEO of Hybritech Incorporated, the former subsidiary of Eli Lilly and Company, acquired by Beckman Instruments, Inc. in January 1996.

B. Melina Cimler, 50, Senior Vice President, Quality and Regulatory Affairs

Dr. Melina Cimler was named Senior Vice President, Quality & Regulatory Affairs, effective January 1, 2008. She joined Beckman Coulter in December 2005 as Vice President, Regulatory Affairs. Prior to joining Beckman Coulter, she was the Divisional Vice President, Quality, Regulatory & Clinical Affairs at the Molecular Diagnostics Division of Abbott Laboratories. Before joining Beckman Coulter, she spent 17 years in the IVD industry, working for Abbott, Gen-Probe, Bard Diagnostic Sciences, Inc. and Epitope, Inc.

Cynthia Collins, 49, Group Vice President, Cellular Analysis Business Group

Ms. Collins was named Group Vice President, Cellular Analysis Business Group effective May 21, 2007. Ms. Collins joined Beckman Coulter from Sequoia Pharmaceuticals, Inc., where she most recently served as Chief Executive Officer. Prior to joining Sequoia Pharmaceuticals, Ms. Collins served as President of Clinical Micro Sensors, Inc., a wholly owned subsidiary of Motorola where she directed the development and commercialization of molecular diagnostic microarray products. Before Motorola, she spent over 17 years at Baxter Healthcare in a variety of executive roles, including President of Global Oncology and Vice President of Strategy and Portfolio Management of BioScience, in addition to six years with Abbott Laboratories in a series of operational assignments.

Paul Glyer, 51, Senior Vice President, Strategy/Business Development

Mr. Glyer was named Senior Vice President, Strategy and Business Development in February 2006. He previously served as Vice President Corporate Development since July 2005 and Vice President and Treasurer since February 2003. Prior positions were: Vice President-Director, Financial Planning since November 1999 and Vice President-Director, Finance for Diagnostics Development and Corporate Manufacturing since February 1999 and Assistant Treasurer and then Treasurer from 1989 to 1999. Mr. Glyer joined Beckman Coulter, Inc. in 1989.

J. Robert Hurley, 58, Senior Vice President, Human Resources/Communications

Mr. Hurley was named Senior Vice President, Human Resources effective July 12, 2005. He joined Beckman Coulter in May 2005 as Vice President, Human Resources. Before Beckman Coulter, Mr. Hurley was a Corporate Vice President at Baxter International Inc.

Robert W. Kleinert, 56, Executive Vice President, Worldwide Commercial Operations

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

Pamela A. Miller, 53, Senior Vice President, Supply Chain Management

Ms. Miller was named Senior Vice President, Supply Chain Management of Beckman Coulter, Inc., effective June 1, 2006. Ms. Miller started her career in medical diagnostics in 1974 with Kallestad Laboratories in Chaska, Minnesota. She has been in various leadership positions at Kallestad Laboratories, Sanofi Diagnostic Pasteur, and Beckman Coulter, including Research and Development, Customer Technical Support, Product Support, and Manufacturing Operations. Ms. Miller currently sits on the Board of Directors for the Orange County Chapter of the American Red Cross.

Arnold A. Pinkston, 49, Senior Vice President, General Counsel and Secretary

Mr. Pinkston was named Senior Vice President and General Counsel effective November 15, 2005 and Secretary effective December 2, 2005. Prior to joining Beckman Coulter, Mr. Pinkston was Deputy General Counsel of Eli Lilly and Company, responsible for the legal affairs of Lilly USA, Eli Lilly and Company’s global pharmaceutical products component and its global marketing and sales organization.

Roger B. Plotkin, 57, Vice President, Treasurer

Mr. Plotkin is Vice President, Treasurer. Mr. Plotkin joined Beckman Coulter, Inc. 17 years ago as our Corporate Risk Manager and has assumed increasing levels of responsibility in the areas of Treasury and Finance. Prior to joining Beckman Coulter, Inc. he held financial/risk management positions with Maxxam Inc. and Everest & Jennings International.

Charles P. Slacik, 53, Senior Vice President and Chief Financial Officer

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

Michael J. Whelan, 65, Group Vice President, High Sensitivity Testing Group

Mr. Whelan was named Group Vice President, High Sensitivity Group, effective, January 2007. From 2003-2007, Mr. Whelan was Group Vice President, Immunoassay Business Group and from 2000 to 2002, he was Vice President-Director, Worldwide Diagnostic Strategic Marketing. Mr. Whelan also served as Director, European Marketing from 1998 to 2000 based in Nyon, Switzerland; Director, Investor Relations from May 1995 to 1998, and Director, International Marketing and Sales Planning for the Diagnostics Systems Group (DSG) from 1992 to 1995. Mr. Whelan served as Director, DSG Strategic Marketing from 1991 to 1992 and as Area Director, Northern Europe DSG, based in Munich, Germany from 1988 to 1991. Additionally, Mr. Whelan has held a range of sales and marketing positions with increasing levels of responsibility since joining Beckman Coulter in 1979.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange. As of February 11, 2008 there were approximately 4,683 holders of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange – Composite Transactions reporting system during each quarter of our fiscal years ended December 31, 2007 and 2006:

	2007		2006
Fiscal Quarters	High	Low	High	Low
First	$67.08	$59.04	$60.30	$52.86
Second	67.51	62.06	56.30	49.73
Third	74.10	65.14	57.87	50.58
Fourth	76.64	69.01	61.35	56.67

The declaration and payment of dividends is at the sole discretion of our Board of Directors. Throughout 2007, we paid four quarterly dividends of $0.16 per share, for a total of $0.64 per share of common stock for the year. During 2006, we paid four quarterly dividends of $0.15 per share, for a total of $0.60 per share of common stock for the year. In 2005, we paid four quarterly dividends of $0.14 per share, for a total of $0.56 per share of common stock for the year.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2007	2,500	69.98	2,500	534,326
November 1 through 30, 2007	534,326	69.71	534,326	—
December 1 through 31, 2007	—	—	—	—

Total	536,826		536,826	—

All of the shares above were repurchased pursuant to the stock repurchase plan authorized by our Board of Directors in December 2006. As of December 31, 2007, no additional shares may be repurchased under the December 2006 authorization. In February 2008, the Board of Directors authorized the purchase of an additional 2.5 million shares through 2009.

Performance Graph

The following graph compares our cumulative total stockholder return since December 30, 2002 with the Major Index, Industry Index and Peer Group Index composed of other companies with similar business models (Peer Group graph assumes that the value of the investment in our common stock and each index including reinvestment of dividends was $100.0 on December 30, 2002.)

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec03	Dec04	Dec05	Dec06	Dec07
BECKMAN COULTER INC		73.85	32.91	(14.27)	6.24	22.89
S&P 500 INDEX		28.68	10.88	4.91	15.79	5.49
S&P 500 HEALTH CARE EQUIPMENT		32.06	12.62	0.05	4.12	5.13
S&P MIDCAP 400 INDEX		35.62	16.48	12.56	10.32	7.98

	Base Period Dec02	INDEXED RETURNS Years Ending
Company / Index		Dec03	Dec04	Dec05	Dec06	Dec07
BECKMAN COULTER INC	100	173.85	231.06	198.10	210.46	258.64
S&P 500 INDEX	100	128.68	142.69	149.70	173.34	182.86
S&P 500 HEALTH CARE EQUIPMENT	100	132.06	148.72	148.80	154.94	162.89
S&P MIDCAP 400 INDEX	100	135.62	157.97	177.81	196.16	211.81

Item 6. Selected Financial Data

(Dollars in millions, except amounts per share)

Years Ended December 31,	2007	2006	2005	2004	2003
Revenue	$2,761.3	$2,528.5	$2,443.8	$2,408.3	$2,192.5
Gross profit	$1,295.2	$1,197.0	$1,127.3	$1,136.3	$1,047.7
Research and development	$274.0	$264.9	$208.9	$200.0	$194.3
Operating income	$272.4	$262.9	$205.7	$331.0	$329.5
Earnings from continuing operations	$209.7	$158.2	$150.6	$210.9	$207.2
Net earnings	$211.3	$186.9	$150.6	$210.9	$207.2
Basic earnings per share from continuing operations	$3.35	$2.53	$2.42	$3.42	$3.38
Basic earnings per share	$3.38	$2.99	$2.42	$3.42	$3.38
Diluted earnings per share from continuing operations	$3.27	$2.47	$2.32	$3.21	$3.21
Diluted earnings per share	$3.30	$2.92	$2.32	$3.21	$3.21
Weighted average common shares and dilutive potential common shares (millions)	64.1	64.0	64.9	65.8	64.5
Dividends declared per share of common stock	$0.64	$0.60	$0.56	$0.48	$0.40
Total assets	$3,594.3	$3,291.7	$3,027.6	$2,789.8	$2,529.6
Working capital	$690.9	$626.5	$475.1	$667.7	$583.0
Long-term debt, less current maturities	$888.6	$952.0	$589.1	$611.7	$625.6
Shares outstanding (millions)	62.5	61.0	62.4	61.6	62.0

•

2007 includes a) restructure related charges for employee severance and other costs of $10.5 million ($16.9 million pretax); b) a $1.5 million charge ($2.4 million pretax) for the amount of the Cardbeck Miami Trust settlement ($1.6 million commercial rentals tax and $0.8 million in interest); c) a $25.4 million net gain ($40.6 million pretax) for the break up fee associated with the termination of the Biosite merger agreement; d) a $16.4 million net gain ($26.2 million pretax) from the sale of vacant land in Miami; e) a $5.6 million charge ($9.0 million pretax) to establish the Beckman Coulter Foundation; f) a $1.6 million gain ($2.6 million pretax) for the receipt of the escrow amount related to the sale of APG that occurred in July 2006 and is reported as earnings from discontinued operations; and g) a $22.2 million charge ($35.4 million pretax) for the IPR&D related to the acquisition of the remaining 80.1% interest in NexGen. The combined impact of these items was a diluted earnings per share increase of $0.05. 2007 also includes share-based compensation charges of $15.2 million ($24.5 million pretax) recognized under SFAS 123 (R) “Share-Based Payment,” which was adopted in 2006.

•

2006 includes a) restructure related charges for employee severance and other costs of $9.5 million ($15.5 million pretax); b) a $21.9 million gain ($35.0 million pretax) and an $11.8 million ($18.9 million pretax) R&D charge from the litigation settlement with Applied Biosciences; c) charges of $18.2 million ($27.5 million pretax) for license rights acquired for products in the development stage from Roche Diagnostic; d) net curtailment charges of $2.6 million ($4.0 million pretax); e) investigation charges of $1.8 million ($2.9 million pretax); f) debt extinguishment charges of $4.0 million ($7.7 million pretax); and g) a $28.7 million net gain on sale of APG ($48.2 million pretax), reported as earnings from discontinued operations. The combined impact of these items was a diluted earnings per share increase of $0.04. 2006 also includes incremental share-based compensation charges of $14.3 million ($23.0 million pretax) as a result of the implementation of SFAS 123(R) on a modified prospective basis.

•

2005 includes a) restructure related charges for employee severance and other costs of $21.9 million ($36.4 million pretax); b) asset impairment charges and inventory write-offs of $14.6 million ($24.0 million pretax) and $1.4 million ($2.3 million pretax), respectively, related to decisions to exit certain non-strategic products and products under development; c) a $3.1 million charge due to Hurricane Katrina ($4.9 million pretax); d) officer retirement charges of $3.2 million ($5.3 million pretax); and e) a business development charge of $1.0 million ($1.7 million pretax). The combined impact of these items was a diluted earnings per share charge of $0.70.

•

2003 includes a) a restructure charge of $11.8 million ($18.5 million pretax); b) a non-taxable credit of $28.9 million that when combined with the related pretax expenses of $2.0 million ($1.2 million after taxes) resulted in a net credit of $27.7 million after taxes related to the settlement of a dispute associated with an escrow account created as part of the 1997 acquisition of Coulter Corporation; c) a $10.5 million litigation settlement ($17.4 million pretax) received from Flextronics (net of $5.6 million in related expenses); d) a $0.7 million charge ($1.0 million pretax) associated with the adoption of EITF 00-21; and e) a $0.5 million charge ($0.8 million pretax) associated with a strategic R&D investment. The combined impact of these items was a diluted earnings per share increase of $0.39.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We remain committed to increasing the transparency of our financial reporting, providing our stockholders with informative disclosures and presenting an accurate view of our financial position and operating results. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. MD&A is presented in the following sections:

•	Overview

•	Strategic Initiatives

•	Critical Accounting Policies and Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Financing Arrangements

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Recent Accounting Developments

•	Forward – Looking Statements

Overview

We develop, manufacture, and market products that simplify, automate and innovate complex biomedical testing. Our products combine sophisticated analytical instruments, user friendly software and highly sensitive chemistries. Integration of all of these elements into a complete and simple-to-use system is a key competitive advantage for our organization. Our products are used in a range of applications, from lab solutions used for pioneering medical research, clinical research and drug discovery to diagnostic systems found in hospitals and physicians’ offices to aid in patient care. We market our products in more than 130 countries, with approximately 48% of revenue in 2007 coming from outside the United States (“U.S.”).

Our product lines include virtually all blood tests routinely performed in hospital laboratories and a range of systems for medical and pharmaceutical research. We have more than 200,000 systems operating in laboratories around the world. Our instruments are generally provided to customers under operating type lease (“OTL”) arrangements or cash sales. Many of our lease arrangements take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. In 2005, we reviewed our leasing policies and in response to customer preferences decided to emphasize lease contracts with terms that resulted in more OTLs rather than sales type lease (“STL”) arrangements. This shift to OTLs began in the third quarter of 2005, and mostly impacted our operations in the U.S. We expect these lease arrangements to improve competitiveness and operating efficiency over the long term. Under OTLs, the recognition of instrument revenue and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs, the recognition of instrument revenue and earnings is at the inception of the lease. In 2007, nearly all of our leases were OTLs. The lease revenue relating to equipment from OTL leases in the U.S. was $82 million in 2007. Placements of our instrument systems continue to drive growth in aftermarket consumables revenue. Our large installed base provides us with a significant competitive advantage and drives this profitable stream of aftermarket consumables and service.

Placements of products serving the clinical diagnostics markets (Chemistry Systems, Immunoassay Systems, the majority of products within Cellular Systems and some of the products within Discovery and Automation Systems) have been experiencing growth as test volumes continue to increase as a result of factors such as an aging population, increasing expenditures on chronic diseases, an increase in medical conditions requiring ongoing treatment (for example, diabetes, AIDS and cancer) and greater acceptance of modern medicine in emerging markets. Our customers are faced with increasing volumes of testing, a shrinking skilled labor pool and are under constant pressure to contain costs. Consequently, it has become essential for manufacturers to provide cost-effective systems to remain competitive. A large number of the products in the Discovery and Automation Systems product area are dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets.

Products such as the UniCel® DxI 800 Access® immunoassay system, the UniCel® DxC 600 and 800 SYNCHRON® clinical chemistry systems and the Auto Mate front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput systems have positioned us to gain market share and increase streams of reagent revenue in the coming years. To further the potential of these systems, we are developing new assays internally, collaborating with external parties and pursuing business and technology acquisitions. In hematology, we continue to automate more of the testing process with recently introduced systems to serve both high-volume hospital labs and small- to mid-sized labs.

Our after-market sales of reagent kits, supplies and service historically have allowed us to generate substantial operating cash flows. We have used this cash flow in the past to facilitate growth in the business by developing, marketing and launching new products through internal development as well as business and technology acquisitions. Our shift to OTLs which began in 2005 requires additional investment in our customer leased instruments and requires an increase in our capital expenditures over the next few years until we reach the end of the five year transition to OTLs which began in 2005. We expect our operating cash flows to build as our depreciation and amortization from our lease portfolio builds over the next few years. We expect the majority of our lease arrangements to be OTLs in future years. We have also used our operating cash flows to acquire companies and technologies, repurchase shares of our common stock and pay regular quarterly dividends.

In order to continue to grow, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies and remain at the forefront in helping our customers improve patient health and reduce the cost of care. Continued investment in new technologies and emerging markets create a pathway to sustain above market growth. Evolving markets such as immunoassay and molecular diagnostics offer tremendous opportunity for innovation and commercialization. To remain competitive we must also acquire and defend intellectual property and invest in research and development. Otherwise, our current products could become technologically obsolete over time. While we believe that our cash flows will enable us to continue to fund these activities, we are subject to a number of risks and uncertainties that could hamper our efforts to successfully increase market share and expand into new markets. Among other factors, those risks include general worldwide economic weakness, pressure on healthcare spending, constrained government research funding and our ability to obtain regulatory approvals for new products. We believe we are addressing these risks by providing our customers automated and cost effective solutions. A large number of our products require marketing authorizations from the FDA and similar agencies in other countries. We believe that we have effective quality and compliance programs in place and have been successful in obtaining the necessary clearances for our new products from the FDA and other similar agencies.

Acquisitions

Lumigen - In November 2006, we acquired all of the outstanding shares of Lumigen, Inc. (“Lumigen”), a world-leading developer and manufacturer of novel detection chemistries for high-sensitivity testing in clinical diagnostics and life science research for a purchase price of approximately $187 million. Lumigen’s chemiluminescent chemistry is the detection method used in our Access® family of immunoassay systems. The acquisition was financed through a $185.0 million bridge loan, which was subsequently repaid with proceeds from our convertible notes offering in December 2006.

NexGen Diagnostics, LLC (“NexGen”) - In connection with the acquisition of Lumigen, we acquired a 19.9% equity interest in NexGen, an entity formed by us and certain former employees of Lumigen for the purpose of developing certain technology, hereinafter referred to as the contributed Intellectual Property (“IP”). This IP was contributed by Lumigen to NexGen in return for an ownership interest in NexGen. At the time of acquisition, quantifying a value associated with the IP was difficult to do as the parties could not reasonably estimate the costs to complete the project, the potential demand for the anticipated new product, and the manufacturing costs. As a result, the IP was excluded from the November 2006 Lumigen acquisition.

In November 2007, we acquired the remaining 80.1% interest in NexGen for a total purchase price of $36.0 million. NexGen was considered a development stage enterprise and the IP obtained at the time of formation was the only asset of NexGen. The acquired IP was reviewed to determine its fair value. Given that the project is currently at the beginning of the applied research phase and will require significant costs to bring it out of the research stage, the majority of the amount paid was deemed to be in-process research and development (“IPR&D”) and expensed accordingly.

Dako Colorado, Inc. (“Dako Co”) - On December 28, 2007, we acquired all of the outstanding shares of Dako Co including all the non-U.S. activities of the Flow Business Unit of Dako Denmark A/S. Dako Co is a leading flow cytometry instrument provider for the research market. Flow cytometry is used to analyze cells in blood and other fluids for both research applications and diagnosis of diseases such as leukemia, lymphoma, and HIV. This acquisition will allow us to offer a more comprehensive range of research solutions to our customers and the R&D capability should make a strong contribution to our future flow cytometry offerings.

Dako Co offers a complete range of instruments globally, including sorters (the MoFlo product suite) and analyzers (the CyAn product suite). Dako Co provides multi-color analyzers for the research market. In addition to instrument sales, Dako Co provides instrument support contracts, spare parts, applications support, and training to its customers. Customers include research institutions, universities and biotech and pharmaceutical companies.

The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. See Note 3 “Acquisitions” of the Notes to Consolidated Financial Statements for further details.

Supply Chain Initiatives

In January 2007, as part of our previously announced strategic supply chain management initiatives to improve productivity and reduce operating costs, we announced certain outsourcing initiatives and manufacturing site relocations, including our intention to close our manufacturing site in Palo Alto, California and relocate those operations to Indianapolis, Indiana. During 2007, as a result of these initiatives, we announced the closure and relocation of other manufacturing and distribution sites, mainly in the U.S. In connection with these activities, we recorded charges of $16.9 million for severance, retention, duplicative and other costs for the year ended December 31, 2007. Additionally, for the year ended December 31, 2007, $0.8 million was recorded for asset impairment charges related to these relocations. Our Palo Alto relocation is targeted to provide an annual benefit of approximately $8 million upon full implementation in 2009.

Ongoing efforts to consolidate operations and exit buildings allowed us to reduce our space requirements by approximately 100,000 square feet in 2007. In our efforts to maximize the productivity of our people and our assets we recently announced our intent to consolidate our Orange County, California operations currently located in Fullerton and Brea. Plans for this consolidation are expected to be developed in 2008 and implemented in 2009.

Strategic Initiatives

At the highest level, our core business strategy is to “Simplify, Automate and Innovate” – three words that demonstrate to our customers that we not only understand their needs but know where the focus of our energies and efforts need to be. Our strategy is to extend our leadership in simplifying, automating and innovating customers’ processes by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments. Our strategic initiatives for 2008 are focused on key growth drivers and operational improvements as follows:

•

Continuing to grow our share of the immunoassay market through our family of immunoassay instruments, test menu expansion, our growing family of chemistry / immunoassay workcells and by leveraging our strong market position in chemistry and cellular systems.

•	Integrating our flow cytometry acquisition.

•	Launching our next generation hematology analyzer, the DxH, in the second half of 2008.

•	Pursuing opportunities through geographic market expansion in emerging markets which continues to provide attractive opportunities for growth.

•

Staying on pace for the 2010 launch of our automated “sample-to-result” fully integrated molecular diagnostics system for clinical laboratories. Costs for the project are anticipated to be between $15 and $20 million per year through 2010 excluding any licensing fees for the test menu. In 2008, milestones include the development of a fully functional breadboard with assays by the first half and the first prototype by year end.

•

Focusing on achievement of operating excellence throughout our supply chain and business operations. We will drive additional improvements in manufacturing, distribution and all our business processes through company wide application of “Lean Six-Sigma” tools and the implementation of a comprehensive enterprise resource planning system over the course of the next few years. These tools should deliver continuous improvements to our overall productivity.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). To prepare our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.

We describe our significant accounting policies in Note 1, “Nature of Business and Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit & Finance Committee of our Board.

Revenue Recognition

For product sales, revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, when collectibility is reasonably assured and when risk of loss transfers. For sales that include customer specific acceptance criteria, revenue is recognized when the acceptance criteria have been met. When a customer enters into an OTL agreement, hardware revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried in customer leased instruments within property, plant and equipment and depreciated over its estimated useful life. Under an STL agreement, hardware revenue and related costs are generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Reagent revenue is generally recognized at the time of delivery or usage. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement or as service is performed, if not under contract.

For those STL, OTL and sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components. The fair market value of our leased instruments is determined by a range of cash selling prices or other verifiable objective evidence, if applicable. We regularly evaluate available objective evidence of instrument fair values using historical data. Our allocation of revenue for future sales could be affected by changes in estimates of the relative fair value of the various deliverables which could affect the timing of our revenue recognition or allocation to the various components.

Our accounting for leases involves specific determinations under Statement of Financial Accounting Standards (“SFAS”) 13 “Accounting for Leases” (“SFAS 13”), as amended, which often involves complex provisions and significant judgments. Before classifying a lease as an STL, among other things, we assess whether collectibility of the lease payment is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Generally, our leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. In 2005, we changed our standard leasing terms which primarily affected the U.S., to emphasize terms which meet the criteria for OTL classification, primarily due to cancellation provisions. As a result, nearly all of our lease arrangements are OTLs. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

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

Inventories

Inventories, which include material, labor and manufacturing overhead, are valued at the lower of cost or market using the first-in, first-out (FIFO) method of determining inventory cost. Inventory schedules are analyzed quarterly by finance and logistics personnel, and where necessary, provisions for excess and obsolete inventory are recorded based primarily on our estimated forecast of product demand and production requirements. A significant decrease in forecasted demand could result in an increase in the amount of excess inventory quantities on hand requiring additional inventory reserves or write-downs and increased cost of sales.

Customer Leased Instruments

The economic life of our leased instruments require significant accounting estimates and judgment. These estimates are based on our historical experience. The most objective measure of the economic life of our leased instrument is the original term of a lease, which is typically five years, since a majority of the instruments are returned by the lessee at or near the end of the lease term and there is not a significant after-market for our used instruments without substantial remanufacturing. We believe that this is representative of the period during which the instrument is expected to be economically usable, with normal service, for the purpose for which it is intended. We regularly evaluate the economic life of existing and new products for purposes of this determination.

Valuation of Other Long-lived Assets

The process of evaluating the potential impairment of other long-lived assets such as our property, plant and equipment, including software for internal use, is subjective and requires judgment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. To estimate the fair value of long-lived assets, we typically make various assumptions about the usefulness of the asset and consider market factors specific to the business which the asset is used in and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Furthermore, we may determine that our assets have a shorter useful life than our current estimate, which would result in higher depreciation and amortization expense. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our future reported financial results.

Goodwill and Other Intangible Assets

We review goodwill and other intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the assets might be impaired. For goodwill, we compare the carrying value to the fair value of the reporting unit to which the assets are assigned. Our future operating performance will be impacted by the future amortization of intangible assets with finite lives and potential impairment charges related to goodwill or intangibles with indefinite lives. As a result of business acquisitions, the allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s estimate at the time of acquisition, material write-downs of intangible assets and/or goodwill may be required, which could adversely affect our operating results. We make assessments of impairment on an annual basis during the fourth quarter of our fiscal years. See Note 6 “Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements for further discussion.

Environmental Obligations

Our compliance with federal, state and foreign environmental laws and regulations may require us to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where we do business or maintain properties. We establish accruals when such costs are probable and can be reasonably estimated. Accrual amounts are estimated based on currently available information, regulatory requirements, remediation strategies, our relative share of the total remediation costs and a relevant discount rate. Changes in these assumptions could impact our future reported results.

Legal Obligations

We are involved in a number of legal proceedings and regulatory matters which we consider to be normal for our type of business operations. We record accruals for resolution of legal matters when such costs are probable and can be reasonably estimated. As a global company active in a wide range of biomedical sciences, we may, in the normal course of our business become involved in proceedings relating to matters such as:

•	patent validity and infringement disputes;

•	contractual obligations; and

•	employment and other regulatory matters.

We cannot predict with certainty the outcome of any proceedings in which we are or may become involved. An adverse decision in a lawsuit seeking damages from us could result in a monetary award to the plaintiff and, to the extent not covered by our insurance policies or third party indemnities, could significantly affect the results of our operations. An adverse decision in a lawsuit seeking an injunction or other similar relief also could significantly affect our business operations. If we lose a case in which we seek to enforce our patent rights, we could sustain a loss of future revenue as other manufacturers begin to market products based on intellectual property we developed. Litigation cases and claims raise difficult and complex legal issues and are subject to many uncertainties and complexities, including, but not limited to, the facts and circumstances of each particular case and claim, the jurisdiction in which each suit is brought, and differences in applicable law. Upon resolution of any pending legal matters, we may incur charges in excess of presently established provisions and related insurance or third party coverage. It is possible that our results of operations and cash flows could be materially affected by an ultimate unfavorable outcome of certain pending litigation. Although, we believe that our provisions are appropriate and in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS 5”), changes in events or circumstances could have a material adverse effect on our financial position, profitability or liquidity.

Income Taxes

We record liabilities for potential income tax assessments based on our estimate of potential tax related exposures using the criteria established in Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (“FIN 48”). These assessments require significant judgment as uncertainties often exist in interpretations of new laws, new interpretations of existing laws and rulings by multiple taxing authorities. Differences between actual results and our assumptions, or changes in our assumptions in future periods, are recorded in the period they become known. Changes in our estimates could have a material effect on our effective income tax rate in the period.

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

Pension and Postretirement Benefit Plans

We sponsor pension plans in various forms, and a postretirement medical benefit plan which covers U.S. employees and retirees who met certain eligibility criteria at the end of 2002. The obligations under these plans are recognized in the Consolidated Financial Statements based upon a number of factors which are used to determine the expense, liabilities and asset values related to the plans. Two of the critical assumptions are the expected long-term rate of return on plan assets and the discount rate. Other important assumptions include expected future salary increases, retirement dates, employee turnover, mortality rates and the health care cost trend rate. We review these assumptions annually.

The expected long-term rate of return on plan assets is estimated based upon historical cumulative returns on plan assets, the investment strategy, plan asset allocation and expected returns. While there is no absolute predictor of future performance, our historical return on plan assets has been over 9%. We believe our expected long-term rate of return assumption of 9% to calculate pension expense in 2007, 2006 and 2005 is reasonable based on our investment strategy and our long-term investment return experience. We froze entrance to the pension plan effective December 31, 2006 and changed the investment allocation in December 2007 to reduce the volatility of plan assets. Accordingly, we reduced the expected long term rate of return on plan assets from 9% to 8.5% beginning in 2008.

The discount rate is an assumption used to determine the actuarial present value of benefits attributed to the services rendered by participants in our pension plans. The rate used reflects our best estimate of the rate at which pension benefits will be effectively settled considering the timing of expected payments to plan participants. The discount rates are developed based on benchmarking indexes. The benchmarking indexes are obtained by using high-quality long-term corporate bond yields currently available with terms similar to the expected timing of payments to be made under our pension obligation. We index our discount rate to the Moody’s AA bond yield and deem it appropriate to add 25 basis points to Moody’s AA bond rate given the characteristics of the Moody’s index.

Changes in the expected long term rate of return on assets (“EROA”) or discount rate could have a material effect on our reported pension obligation and related pension expense. The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ended December 31, 2007 and the projected benefit obligation (PBO) at December 31, 2007 for our major U.S. and non-U.S. defined benefit pension plans (in millions):

	Impact on 2007 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2007 Increase (Decrease)
Change in assumption:	U.S.	Non- U.S.	U.S.	Non-U.S.
25 basis point decrease in discount rate	$1.6	$1.0	$16.8	$11.5
25 basis point increase in discount rate	$(1.6)	$(0.9)	$(16.8)	$(10.7)
25 basis point decrease in EROA	$1.6	$0.5	N/A	N/A
25 basis point increase in EROA	$(1.6)	$(0.5)	N/A	N/A

Our funding policy provides that payments to our domestic pension trusts will at least be equal to the minimum funding requirements provided for in the Employee Retirement Income Security Act of 1974.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R) “Share-Based Payments” (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Shared based payments include stock options, employee stock purchases under the Employee Stock Purchase Plan, restricted stock and performance shares. Share-based compensation expense is based on the value of share-based payment awards that is ultimately expected to vest. We have elected to use the Black-Scholes option-pricing model which incorporates various assumptions, including volatility, expected life and interest rates to estimate the fair value of stock options. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. We use a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Forfeitures were estimated based on our historical experience. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period. We evaluate and adjust our assumptions on an annual basis.

Results of Operations

Management reviews revenue by product area, by markets we serve and by major geographic area. To facilitate our understanding of results, we review revenue on both a reported and constant currency basis*. We define constant currency revenue as current period revenue in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate for that period, computed monthly. This measure provides information on revenue growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. We believe the use of this measure aids in the understanding of our operations without the impact of foreign currency fluctuations. This presentation is also consistent with our internal use of the measure, which we use to measure the profitability of ongoing operating results against prior periods and against our internally developed targets. Constant currency revenue and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, constant currency revenue is not an alternative measure of revenue on a U.S. GAAP basis.

*	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.

Constant currency growth as presented herein represents:

Current period constant currency revenue less prior year reported revenue

Prior year reported revenue

Executive Summary

Revenue for full year 2007 was $2,761.3 million, up 9.2% over prior year, or 6.8% in constant currency. Compared to prior year, clinical diagnostics revenue grew 11.9% or 9.6% in constant currency while sales to life science markets were down 2% or 4.7% in constant currency.

Consumables revenue grew 10.6% or 8.3% in constant currency. The Lumigen contribution to consumables growth was 1.4%. Recurring revenue, comprised of supplies, test kits, service revenue and operating-type lease payments, represented 78.3% of total revenue up from 76.5% in prior year or an increase of 11.8%. This trend reflects the shift in revenue mix to more consumables and lease revenue and a diminishing dependence on cash instrument sales.

On a geographic basis, revenue in the U.S. increased 7.1%, driven by double-digit growth in sales of diagnostics products compared to prior year. Revenue from international operations grew 11.5% or 6.4% in constant currency. Growth was led by strong sales of diagnostics products, up 14.2% or 9.1% in constant currency over prior year.

Gross profit margin declined 40 basis points from prior year to 46.9%, driven primarily by an increase in distribution costs resulting from printed circuit board supply issues and the 2007 U.S. implementation of our ERP program which resulted in a larger number of smaller, expedited shipments needed to maintain customer service levels.

Operating income for 2007 was $272.4 million, or 9.9% of revenue, compared to $262.9 million, or 10.4% of revenue in 2006, including the benefit of proceeds from a litigation settlement of $35.0 million in 2006. Non-operating income was $20.3 million, including a gain of $26.2 million from the sale of vacant land in Miami and the Biosite transaction break up fee of $40.6 million. These gains were offset partially by a $9.0 million contribution for the establishment of the Beckman Coulter Foundation (the “Foundation”).

The tax rate for the year was 28.4%, up from 26.5% in the prior year period primarily due to a shift in geographic profit mix in 2007 and the expiration of the extraterritorial income exclusion as of December 31, 2006.

Net earnings were $211.3 million or $3.30 per fully diluted share for 2007, compared to $186.9 million or $2.92 per fully diluted share for 2006, up 13.0%.

2007 Compared to 2006

Revenue

The following provides revenue by key product areas, geography, and the markets we serve for 2007 and 2006 (dollar amounts in millions):

	2007 Revenue	2006 Revenue	Reported Growth %	Constant Currency Growth % *
Revenues by product:
Chemistry Systems	$749.5	$677.1	10.7%	8.2%
Cellular Systems	840.9	806.3	4.3%	2.3%
Immunoassay Systems	595.8	484.4	23.0%	20.2%
Discovery and Automation Systems	575.1	560.7	2.6%	—

	$2,761.3	$2,528.5	9.2%	6.8%

Revenues by geography:
United States	$1,425.0	$1,330.0	7.1%	7.1%
Canada	115.6	102.8	12.4%	6.6%
Europe **	829.5	738.8	12.3%	5.5%
Asia Pacific	316.1	289.8	9.1%	7.7%
Latin America	75.1	67.1	11.9%	10.4%

	$2,761.3	$2,528.5	9.2%	6.8%

Revenues by market areas:
Clinical Diagnostics	$2,283.4	$2,041.0	11.9%	9.6%
Life Science	477.9	487.5	(2.0)%	(4.7)%

	$2,761.3	$2,528.5	9.2%	6.8%

*	Constant currency growth is defined under the heading “Results of Operations”
**	Europe includes Middle East, Africa and India

Revenue by Product Area

Chemistry Systems

Revenue increased in Chemistry Systems by 10.7% in 2007, driven by continued success in autochemistry as a result of:

•	a third consecutive year of record placements of our UniCel® DxC 600 and 800 systems,

•	strong demand for our chemistry/immunoassay work cell, the UniCel® DxC 600i, and

•

increased utilization of chemistry consumables on newer systems due to reagent capacity and productivity, which offsets pricing and volume declines experienced in dedicated proteins and certain other consumables.

Cellular Systems

Cellular revenue increased 4.3%, as compared to the prior year as a result of increased sales of consumables, particularly in Europe. Cellular Systems consists of hematology, hemostasis and flow cytometry systems. The increase in this product area is primarily due to increased sales of our hemostasis and flow cytometry products worldwide.

Immunoassay Systems

Year over year revenue in Immunoassay Systems was up 23% in 2007. This increase is due, in part, to new and improved tests that continue to add value to our highly competitive menu of immunoassays coupled with revenue related to our Lumigen acquisition. Excluding revenue from the acquisition of Lumigen, Immunoassay growth was 18.7% in 2007. Consumables revenue for our automated Access family of immunoassay systems, not affected by the acquisition, increased in 2007 by 21.5%. Steady placements of our UniCel® DxI 800 Access® Immunoassay System, an advanced high-throughput analyzer and new placements of our UniCel® DxI 600 Access® Immunoassay System also contributed to the increase in revenue for the year.

Discovery and Automation Systems

Revenue in Discovery and Automation Systems increased by 2.6% in 2007. The increase was driven by robust sales of clinical lab automation partially offset by a decrease in revenue from life science products as compared to prior year. Automation is central to our strategy of simplifying, automating, and innovating laboratory processes. Additionally, clinical lab automation continues to be a key emphasis as our customers increasingly focus on the efficiency and cost savings that can be provided by increased automation. The decrease in revenue from life science products is mainly due to a softness in the academic research market for some of our more mature life science products.

Revenue by Major Geography

Revenue in the U.S. was up 7.1% in 2007, driven by double-digit growth in sales of diagnostics products. The increase was due to strong Immunoassay Systems sales, which increased by 20.3% in 2007. Also contributing to this increase was:

•	strong hardware placements in Chemistry Systems,

•	continued growth in the installed base of our Access family of immunoassay systems, and

•	placements of our chemistry/immunoassay work cell, the DxC 600i

International revenue was up 11.5% in 2007, or 6.4% in constant currency, led by strong sales of diagnostics products, up 14.2% or 9.1% in constant currency over prior year.

Regionally, revenue in Europe rose by 12.3% (5.5% in constant currency) in 2007. Contributing to this increase was Immunoassay Systems revenue which increased by 20.1% (12.4% in constant currency) and Chemistry Systems revenue which increased by 10.9% (4.0% in constant currency). Cellular Systems and Discovery and Automation Systems showed modest revenue growth for the year of 9.2% (3.9% in constant currency) and 11.0% (3.3% in constant currency), respectively. Overall, the increase in revenue was particularly strong in Italy and emerging markets. Additionally, automation continues to be a key growth driver both in placements of chemistry and immunoassay work cells, as well as our clinical automation systems.

Revenue in Asia Pacific was up year over year by 9.1% (7.7% in constant currency). This increase was led by Immunoassay Systems sales growth of 55.5% (53.1% in constant currency) and increased sales in Chemistry Systems of 18.0% (16.1% in constant currency). Geographically, growth was led by gains in China of 20.3% (19.7% in constant currency). Revenue gains in China were mainly attributable to strong consumables sales. The increase in revenue was partially offset by weakness in Japan, mainly due to ongoing health care reimbursement reform and delays in research spending.

Revenue by Market Areas

Total revenue from clinical diagnostic products increased 11.9% over prior year, or 9.6% in constant currency. Revenue growth was driven by increases in Immunoassay, Chemistry and Cellular. Clinical diagnostics revenue growth was partially offset by overall weakness in the demand for our life science products, due in large part to weak demand in the academic research market.

Service Revenue

Service revenue, which is derived from maintenance calls on our installed instruments and from contracts for service, including bundled arrangements, increased 7.9% to $429.4 million in 2007 from $398.0 million in 2006. The increase is due primarily to our growing installed base of instruments under service contracts.

Gross Profit

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Gross profit	$1,295.2	$1,197.0	8.2%
As a percentage of total revenue	46.9%	47.3%	(0.4)%

Gross profit as a percentage of revenue (“gross margin”), decreased during 2007 primarily due to a temporary increase in distribution costs caused by our U.S. ERP implementation and printed circuit board availability during the third and fourth quarters. The increased distribution costs are attributable to a larger number of smaller, expedited shipments needed to maintain customer service levels.

Operating Expenses

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Selling, general and administrative (“SG&A”)	$731.1	$687.6	6.3%
As a percentage of total revenue	26.5%	27.2%	(0.7)%

SG&A was up 6.3% (4.8% in constant currency) in 2007 compared to 2006. The increase was primarily attributed to:

•	increased spending on selling and marketing activities to support our revenue growth,

•	increased amortization and costs related to our ERP implementation, and

•	the impact of foreign currency changes on expenses; partially offset by

•	the pension curtailment loss of $4.0 million in 2006, which did not recur in 2007.

SG&A as a percentage of sales improved as a result of the benefits of the restructuring activities completed in 2006.

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Research and Development (“R&D”)	$274.0	$264.9	3.4%
As a percentage of total sales	9.9%	10.5%	(0.6)%

The R&D increase in 2007 was primarily related to an IPR&D charge of approximately $35 million incurred in connection with our acquisition of the remainder of NexGen, which was formed in connection with the acquisition of Lumigen in 2006. Included in 2006 were charges for the Applera license of $18.9 million and the $27.5 million charge incurred in connection with the acquisition of a clinical diagnostic license for real time PCR. R&D expense increased by approximately $20 million excluding these items from both 2007 and 2006. This incremental R&D expense was primarily spent on development of our new molecular diagnostics system, the DxN, and our next generation hematology system, the DxH.

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Restructuring	$16.9	$14.3	18.2%
Asset impairment charges	0.8	2.3	(65.2)%
Litigation settlement	—	(35.0)	100%

Restructuring and Asset Impairment Charges - The increase in restructuring and asset impairment charges for 2007, compared to 2006, was mainly attributed to the announced closure of our manufacturing site in Palo Alto, California as part of our supply chain initiatives. In connection with this and other site relocations we recorded charges of $17.7 million related to severance, relocation costs and asset impairment charges. The 2006 charges related to the completion of our restructuring program announced in 2005.

Litigation Settlement - During 2006, we received a $35.0 million litigation settlement from Applera for our release of any and all claims of infringement relating to Applera’s DNA sequencing and thermal cycler products.

Non-Operating Income and Expense

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Interest income	$(14.4)	$(14.0)	2.9%
Interest expense	49.3	48.0	2.7%
Debt extinguishment loss	—	7.7	100%
Other non-operating (income) expense	(55.2)	6.0	>100%

Interest expense was up for 2007 when compared to 2006, primarily as a result of $0.8 million in interest expense recorded in the second quarter of 2007 associated with the Florida rental tax dispute and higher interest expense recorded in 2007 due to higher average debt levels with lower interest rates in comparison to 2006. These increases were partially offset by capitalized interest related to our ERP system which was approximately $2 million less than that of the prior year.

For 2007, other non-operating (income) expense was favorable by $61.2 million relative to last year, primarily attributed to:

•

the gain on sale of vacant land in Miami of $26.2 million, which was partially offset by the contribution made to the Beckman Coulter Foundation of $9.0 million, which was established for the benefit of funding charitable, scientific, literary and /or educational programs, and

•	the $40.6 million break-up fee, net of expenses, associated with the termination of the merger agreement with Biosite, Incorporated.

Discontinued Operations

In July 2006, we sold our interest in Agencourt Personal Genomics (“APG”) and received approximately $50 million in cash with an additional $2.6 million held in escrow. Pursuant to the terms of the sale agreement, in July 2007, we received the funds held in escrow. The additional gain on sale of $2.6 million ($1.6 million net of taxes), was recorded in discontinued operations during 2007.

Income Taxes

Income tax as a percentage of pretax earnings from continuing operations was 28.4% in 2007 compared with 26.5% in 2006. Our effective tax rate in 2007 was lower than the U.S. federal statutory rate due primarily to:

•	lower taxes on profits earned in Ireland and China;

•	various tax credits, including R&D tax credits;

•	the deduction allowed under Section 199 of the U.S. tax code;

•	an adjustment related to prior years’ state taxes; and

•	settlement of an income tax audit in the U.K.

Income tax as a percentage of pretax earnings from continuing operation in 2007 was negatively impacted by several items as follows:

•	geographic profit mix;

•	increase in state income taxes;

•	no extraterritorial income exclusion (“EIE”) in the U.S. due to its expiration as of December 31, 2006; and

•	tax law changes in certain foreign countries which impacted the deferred tax assets of certain of our foreign subsidiaries.

See Note 11 “Income Taxes” of the Notes to Consolidated Financial Statements for a reconciliation of the U.S. statutory tax rate to our effective tax rate. We expect the effective tax rate in 2008 to be greater than that of 2007 primarily associated with our establishing a high-value development program in Ireland which is expected to increase our tax rate over the next couple of years, but yield a lower tax rate in the long-term, and discrete items in 2007 which are not expected to recur, including the adjustment related to prior years’ state taxes. In addition, our 2008 effective tax rate will be impacted by a number of other factors including, but not limited to, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, our generation of tax credits, including R&D tax credits and our geographic profit mix.

2006 Compared to 2005

Revenue

The following provides key product area and geographical revenue information, including products and service revenue, for 2006 and 2005 (dollar amounts in millions):

	2006 Revenue	2005 Revenue	Reported Growth %	Constant Currency Growth % *
Revenues by product:
Chemistry Systems	$677.1	$688.7	(1.7)%	(1.7)%
Cellular Systems	806.3	807.7	(0.2)%	(0.2)%
Immunoassay Systems	484.4	415.1	16.7%	16.5%
Discovery and Automation Systems	560.7	532.3	5.3%	5.0%

	$2,528.5	$2,443.8	3.5%	3.3%

Revenues by geography:
United States	$1,330.0	$1,267.6	4.9%	4.9%
Canada	102.8	95.7	7.5%	0.1%
Europe **	738.8	711.2	3.9%	3.8%
Asia Pacific	289.8	305.6	(5.2)%	(3.4)%
Latin America	67.1	63.7	5.3%	4.6%

	$2,528.5	$2,443.8	3.5%	3.3%

Revenues by market areas:
Clinical Diagnostics	$2,041.0	$1,948.6	4.7%	4.6%
Life Science	487.5	495.2	(1.6)%	(1.8)%

	$2,528.5	$2,443.8	3.5%	3.3%

*	Constant currency growth is defined under the heading “Results of Operations”
**	Europe includes Middle East, Africa and India

As discussed above in the Overview, in the latter half of 2005, we made a leasing policy change and shifted from emphasizing STLs to OTLs. We expect this change to improve competitiveness and operating efficiency over the long term. Under OTLs the recognition of instrument revenue and earnings are spread over the life of the lease arrangement, which is typically five years. By contrast, under STLs the recognition of instrument revenue and earnings is at the inception of the lease. As a result, in the latter half of 2005 and for most of 2006, revenue was negatively impacted. However, during the third quarter of 2006, we passed the anniversary of our leasing policy shift, resulting in more comparative revenue results quarter over prior year quarter. The leasing policy shift negatively impacted instrument revenue across many of our product lines during the first three quarters. This change was partially offset by the benefit of the acquisitions of Agencourt and Diagnostic Systems Laboratories (“DSL”) in 2005 and Lumigen in 2006, and continued placements of our instrument systems, which in turn drives growth in aftermarket consumables revenue. Consumables revenue across all product lines grew 10.5% in 2006 as a result of this large and growing installed base of systems and a greater average utilization of reagents.

Revenue by Product Area

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

Cellular Systems

Revenue in Cellular Systems was comparable to 2005. Sales in this area consist of hematology, hemostasis and flow cytometry systems. Hardware revenue for this product line decreased in 2006 primarily due to the impact of the leasing policy shift. This decrease in revenue was offset by revenue growth in consumables and services.

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

International revenue was up 1.9% reported and 1.6% in constant currency in 2006. International revenue was led by results in Europe where we experienced growth of 3.9% reported and 3.8% in constant currency. Growth was due to strong sales in Southern Europe and dealer markets as a result of increases in both Immunoassay Systems and Cellular Systems. The revenue increase was offset by a decrease in Asia Pacific of 5.2% down 3.4% in constant currency. This decrease is attributed to dealer transitioning and more direct selling in the territory, changing government regulations and a government review of overall hospital buying practices in China. This decrease in China was partially offset by strong performances in Southeast Asia and Korea.

Revenue by Market Areas

Clinical diagnostics revenue growth of 4.7% (4.6% in constant currency), was offset by overall weakness in the demand for our life science products.

Service Revenue

Service revenue, which is derived from contracts for services and maintenance calls on our installed instruments, increased 5.7% to $398.0 million in 2006 from $376.7 million in 2005. The increase was due primarily to our growing installed base of instruments under service contracts.

Gross Profit

	Years Ended
	December 31, 2006	December 31, 2005	Percent Change
(in millions)
Gross profit	$1,197.0	$1,127.3	6.2%
As a percentage of total revenue	47.3%	46.1%	1.2%

Our gross margin primarily improved as a result of increased sales of higher margin consumables and improved efficiency particularly in our service organization, which favorably impacted gross margin by 0.8 and 0.5 percentage points, respectively.

Operating Expenses

	Years Ended
	December 31, 2006	December 31, 2005	Percent Change
(in millions)
Selling, general and administrative (“SG&A”)	$687.6	$652.3	5.4%
As a percentage of total revenue	27.2%	26.7%	0.5%

Selling, general and administrative (“SG&A”) expenses increased $35.3 million . The increase in SG&A expenses was primarily due to:

•	the incremental impact of share-based compensation expense as required by SFAS 123(R), which increased SG&A expenses by $13.6 million;

•	incremental operating expenses from the Agencourt, DSL, and Lumigen acquisitions;

•	an incremental curtailment charge of $2.3 million associated with changes to our pension plans in the U.S; and

•

approximately $3 million of costs incurred in connection with an inquiry directed by the Audit and Finance Committee of the Board of Directors, wherein allegations made by a former employee were determined to be unsubstantiated.

	Years Ended
	December 31, 2006	December 31, 2005	Percent Change
(in millions)
Research and Development (“R&D”)	$264.9	$208.9	26.8%
As a percentage of total revenue	10.5%	8.5%	2.0%

Research and development (“R&D”) expenses increased $56.0 million. This increase in R&D spending is due primarily to:

•	$27.5 million to obtain a clinical diagnostic license to certain real time PCR thermalcycling technologies acquired from Roche Diagnostics;

•	$18.9 million for license rights in the diagnostic market for certain real time PCR thermalcycling technologies acquired from Applera;

•	incremental R&D charges from recent acquisitions; and

•	the incremental impact of SFAS 123(R) share-based compensation expense, which increased R&D expenses by $6.3 million.

Restructuring Activities and Asset Impairments

	Years Ended
	December 31, 2006	December 31, 2005	Percent Change
(in millions)
Restructuring	$14.3	$36.4	(60.7)%
Asset impairment charges	2.3	24.0	(90.4)%
Litigation settlement	(35.0)	—	100%

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

Non-Operating Income and Expense

	Years Ended
	December 31, 2006	December 31, 2005	Percent Change
(in millions)
Interest income	$(14.0)	$(18.1)	(22.7)%
Interest expense	48.0	43.8	9.6%
Debt extinguishment loss	7.7	—	>100%
Other non-operating (income) expense	6.0	14.4	(58.3)%

Interest income includes interest earned on STL receivables, which are declining as result of the leasing policy shift. Interest income decreased $4.1 million to $14.0 million in 2006 from $18.1 million in 2005 due to lower STL balances.

Interest expense increased $4.2 million to $48.0 million in 2006 from $43.8 million in 2005 primarily due to higher variable interest rates and increased borrowings under our credit facility and other notes. The increase was partially offset by capitalization of interest of $5.4 million related to costs incurred for internal use computer software in 2006, compared to $3.1 million of interest capitalized in 2005.

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

Debt Extinguishment Loss

On June 1, 2006, approximately $56 million of our $100.0 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, were tendered by the holders of the debentures. The debentures were put to us under terms of the indenture governing the debentures agreement that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%. In connection with this redemption we incurred a debt extinguishment loss of $2.7 million.

In connection with our convertible notes offering, we incurred a debt extinguishment loss of approximately $5.0 million, as a result of repurchasing 98% of our $240.0 million 2008 Senior Notes and the repayment of our $185.0 million bridge loan obtained to finance the acquisition of Lumigen.

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

Income Taxes

Income tax as a percentage of pretax earnings from continuing operations was 26.5% in 2006 compared with 9.1% in 2005. The benefits of the resolution of prior period tax matters which reduced our effective tax rate in 2005 by 13 percentage points had only a 1 percentage point benefit to our effective tax rate in 2006. Our effective tax rate in 2006 was lower than the U.S. federal statutory rate due primarily to:

•	lower taxes on profits earned in foreign countries;

•	various tax credits, including R&D tax credits;

•	extraterritorial income exclusion (“EIE”) and the deduction allowed under Section 199 of the U.S tax code; and

•	settlements of various income tax audits world-wide.

The factors above were partially offset by state taxes, which increased the effective tax rate by 2.5% in 2006.

Income tax as a percentage of pretax earnings from continuing operations in 2005 was impacted by several items as follows:

•	IRS notices that clarified the tax treatment of the Homeland Investment provisions of the American Jobs Creation Act of 2004;

•	geographic profit mix, which includes restructuring expenses;

•	the final settlement of the remaining segments of the IRS audit of our tax years 1998 through 2002; and

•	the reduction/reversal of valuation allowances on certain deferred tax assets.

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

Our business model, in particular recurring revenue from operating type leases, after-market consumables, supplies and service, allows us to generate substantial operating cash flows. However, due to the leasing transition we are currently investing a substantial portion of this cash flow in instruments leased to customers. We expect operating cash flows to increase as our revenue and depreciation from new OTLs increases year over year. We anticipate our operating cash flows together with the funds available through our credit facility will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows or other sources of liquidity as follows:

•	to increase our capital expenditures, which we expect to be approximately $290 million to $310 million in 2008,

•

to facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements,

•

to repurchase shares under our share repurchase plan, in which we are authorized to purchase up to 2.5 million shares through 2009. The purpose of our share repurchases is to maintain our diluted share count at a stable level near 65 million shares.

•

to maintain and raise our quarterly dividend. Our dividend paid in the fourth quarter was $0.16 per share. In February 2008, our Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on March 7, 2008 to stockholders of record on February 22, 2008. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2008 of $0.17 per share,

•	to continue to pay costs associated with our Palo Alto facility relocation and other relocation and supply chain initiatives, and

•	to make pension and postretirement contributions of approximately $22 million.

The following is a summary of our cash flow from operating, investing and financing activities, as reflected in our consolidated statements of cash flows:

	2007	2006
Cash provided by (used in):
Operating activities	$397.1	$286.2
Investing activities	(341.4)	(424.1)
Financing activities	(52.8)	149.9
Effect of exchange rate changes on cash and cash equivalents	4.9	5.6

Change in cash and cash equivalents	$7.8	$17.6

In connection with the preparation of the Consolidated Financial Statements for the year ended December 31, 2007, management determined that the amounts previously reported on our consolidated statements of cash flows for additions to property, plant and equipment; changes in inventories, lease receivables and other; and depreciation and amortization expense were incorrect due to inadvertent immaterial errors in summarizing amounts. This resulted in an overstatement of cash flows used in investing activities, with an equal overstatement of cash flows provided by operating activities, but had no effect on our consolidated balance sheets, consolidated statements of earnings or consolidated statements of stockholders’ equity as presented in our Form 10-K for the years ended December 31, 2006 and 2005. See Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements for further discussion.

Cash provided by operating activities in 2007 increased by $110.9 million. The increase in operating cash flow resulted primarily from higher earnings, higher non-cash depreciation and amortization expense, lower pension contributions in comparison to the prior year and the timing of collections and payments made in the ordinary course of business.

Investing activities used cash of $341.4 million in 2007, compared to $424.1 million in 2006, a decrease of $82.7 million. The decrease in cash used was primarily due to a reduction in payments for business acquisitions and technology licenses. In 2007, we acquired the remaining 80.1% interest in NexGen for a purchase price of approximately $36 million. We also acquired all of the outstanding shares of Dako Co, the flow cytometry business unit of Dako Denmark A/S. Additionally, during the fourth quarter of 2007, we paid $22.2 million and obtained a 10 year exclusive worldwide license from Wayne State University for technology licensed to Lumigen. Cash used for investing activities was offset by proceeds received from the sale of land of approximately $31 million and sale of securities of approximately $18 million.

Cash flows from financing activities decreased by $202.7 million compared to prior year primarily due to lower debt borrowings during 2007, partially offset by lower treasury stock repurchases and an increase in proceeds from issuance of stock.

Financing Arrangements

At December 31, 2007, approximately $120.1 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $22.3 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

In October 2007, our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility will be on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC will sell ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. We did not have any amounts drawn on the facility as of December 31, 2007. Under the accounts receivable securitization program, the maximum borrowing amount can not exceed $175.0 million.

In December 2006, we issued $600.0 million of Convertible Notes. Proceeds were used to repurchase $240.0 million Senior Notes due in 2008, repay our bridge loan used to finance the acquisition of Lumigen and to repay $58.0 million of our outstanding Credit Facility. Proceeds were also used to repurchase approximately 1.7 million shares of our common stock in addition to the 1.6 million shares purchased earlier in 2006. Total stock repurchases were $57.3 million and $188.4 million in 2007 and 2006, respectively.

In January 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides us with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. We also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At December 31, 2007, there was no balance drawn on the Credit Facility.

Certain of our borrowing agreements contain covenants that we must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2007, we were in compliance with all such covenants as well as reporting requirements related to these covenants.

The following is included in long-term debt at December 31, 2007 and 2006 (dollar amounts in millions):

	Average Rate of Interest for 2007	2007	2006
Convertible Notes, unsecured, due 2036	2.50%	$598.6	$598.6
Senior Notes, unsecured, due 2008	7.45%	—	4.9
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	44.2	44.2
Revolving credit facility	5.57%	—	55.0
Other long-term debt	2.38%	30.6	29.9

Our credit ratings at December 31, 2007, were as follows:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa3	Stable
Standard & Poor’s	BBB	Negative

Factors that can affect our credit ratings include changes in our operating performance, our financial position and changes in our business strategy. We do not currently foresee any reasonable circumstances under which our credit ratings would be significantly downgraded. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

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

Capital Expenditures

Customer leased instruments currently comprise a substantial portion of our total capital expenditures. We expect our OTL instrument balance to increase as the majority of our contracts are from OTL transactions. We incurred capital expenditures related to OTL instruments of $166.5 million and $193.6 million during the years ended December 31, 2007 and 2006, respectively. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents and short-term investments.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

The following represents a summary of our contractual obligations and commitments as of December 31, 2007 (in millions):

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
Long-term debt and interest (a)	$1,468.8	$47.0	$36.9	$49.0	$269.8	$18.1	$1,048.0
Operating leases	359.3	60.9	52.9	43.4	34.5	30.2	137.4
Other(b)	445.2	259.1	46.5	42.1	41.6	52.9	3.0
Unrecognized tax benefit (c)	36.7	7.4	—	—	—	—	29.3

Total contractual cash obligations	$2,310.0	$374.4	$136.3	$134.5	$345.9	$101.2	$1,217.7

(a)	The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates, or the earliest date the debt may be put to us by the holder. The amounts include interest, but exclude the unamortized discount of $15.0 million, and the $6.4 million fair value adjustment recorded for the reverse interest rate swap as permitted by SFAS 133. See Note 8 “Debt Financing” of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.

(b)	Other consists primarily of inventory purchase commitments.
(c)	Unrecognized tax benefits represent our potential future obligation to the taxing authority for a tax position that was not recognized. Given that the timing of payments associated with this obligation is undeterminable, except for the 2008 obligation, the majority of the balance has been categorized under the “thereafter” column.

Recent Accounting Developments

See Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

Forward-Looking Statements

This annual report contains forward-looking statements. These statements are intended to be identified by the use of words such as “believes”, “expects”, “plans”, “may”, “will”, “could”, “should”, “anticipates”, “likely”, “estimates”, or other comparable words, or by discussions of our plans, strategies, objectives, expectations, intentions and adequacy of resources, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are included throughout this report and include, among other things, statements concerning:

•	our strategic initiatives for 2008;

•	our business strategy, anticipated gains in market share and anticipated developments in our markets;

•	expected costs and benefits of planned streamlining of our supply chain operations;

•	the impact of shifting our lease agreements to predominantly operating-type leases;

•	the schedule for completion of our ERP program;

•	our liquidity requirements and capital resources;

•	the effects of litigation;

•	sources of new products;

•	expected changes in our effective income tax rate; and

•	our anticipated operating cash flows and their use.

These forward-looking statements reflect our current views with respect to future events and financial performance and are subject to risks and uncertainties, including, those identified under “Item 1A. Risk Factors,” “Item 1. Business—Government Regulations” and “—Environmental Matters” and “Item 3. Legal Proceedings” and “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Any of these risks and uncertainties could cause actual results to differ materially from those anticipated by these forward-looking statements.

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian dollar. As of December 31, 2007 and 2006, the notional amounts of all derivative foreign exchange contracts was $368.6 million and $389.5 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of December 31, 2007 and 2006, were a net liability and asset of $(3.4) million and $4.8 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at December 31, 2007. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $18.1 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $(11.3) million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase our pre-tax earnings by $0.9 million based on the amount of variable rate debt outstanding at December 31, 2007.

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

Foreign exchange risk arises because our reporting currency is the U.S. dollar and we generate approximately 48% of our revenue in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater than U.S. dollar-denominated revenue as a percentage of total net revenue. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations, and depreciation of the U.S. dollar against such currencies has a positive impact.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beckman Coulter, Inc.:

We have audited the accompanying consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(3). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, and No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements. No. 87, 88, 106, and 132(R), and changed its method of quantifying errors in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Costa Mesa, California
February 28, 2008

Consolidated Balance Sheets

(in millions, except amounts per share)

	December 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$83.0	$75.2
Trade and other receivables, net	726.5	671.5
Inventories	523.9	455.8
Deferred income taxes	79.2	83.2
Prepaids and other current assets	75.5	52.4

Total current assets	1,488.1	1,338.1
Property, plant and equipment, net	867.4	721.0
Goodwill	707.4	672.7
Other intangible assets, net	418.4	397.4
Other assets	113.0	162.5

Total assets	$3,594.3	$3,291.7

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$224.8	$180.3
Accrued expenses	438.2	387.9
Income taxes payable	32.0	60.9
Notes payable	89.4	73.2
Current maturities of long-term debt	12.8	9.3

Total current liabilities	797.2	711.6
Long-term debt, less current maturities	888.6	952.0
Deferred income taxes	73.4	110.1
Other liabilities	393.4	363.7

Total liabilities	2,152.6	2,137.4

Commitments and contingencies (see Note 16)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.5 and 68.3 at 2007 and 2006, respectively; shares outstanding 62.5 and 61.0 at 2007 and 2006, respectively	6.8	6.8
Additional paid-in capital	519.3	488.0
Retained earnings	1,246.2	1,076.4
Accumulated other comprehensive loss	(12.8)	(55.4)
Treasury stock, at cost: 5.7 and 6.9 common shares at 2007 and 2006, respectively	(317.8)	(361.5)
Common stock held in grantor trust, at cost: 0.4 common shares at 2007 and 2006	(17.8)	(16.8)
Grantor trust liability	17.8	16.8

Total stockholders’ equity	1,441.7	1,154.3

Total liabilities and stockholders’ equity	$3,594.3	$3,291.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Earnings

(in millions, except amounts per share)

	Years Ended December 31,
	2007	2006	2005
Product revenue	$2,331.9	$2,130.5	$2,067.1
Service revenue	429.4	398.0	376.7

Total revenue	2,761.3	2,528.5	2,443.8

Cost of goods sold	1,153.7	1,048.2	1,037.3
Cost of service	312.4	283.3	279.2

Total cost of sales	1,466.1	1,331.5	1,316.5

Gross profit	1,295.2	1,197.0	1,127.3

Operating costs and expenses
Selling, general and administrative	731.1	687.6	652.3
Research and development	274.0	264.9	208.9
Restructuring	16.9	14.3	36.4
Asset impairment charges	0.8	2.3	24.0
Litigation settlement	—	(35.0)	—

Total operating costs and expenses	1,022.8	934.1	921.6

Operating income	272.4	262.9	205.7

Non-operating (income) expense
Interest income	(14.4)	(14.0)	(18.1)
Interest expense	49.3	48.0	43.8
Debt extinguishment loss	—	7.7	—
Other, net	(55.2)	6.0	14.4

Total non-operating (income) expense	(20.3)	47.7	40.1

Earnings from continuing operations before income taxes	292.7	215.2	165.6
Income taxes	83.0	57.0	15.0

Earnings from continuing operations	209.7	158.2	150.6
Earnings from discontinued operations, net of tax	1.6	28.7	—

Net earnings	$211.3	$186.9	$150.6

Basic earnings per share:
Continuing operations	$3.35	$2.53	$2.42
Discontinued operations	0.03	0.46	—

Basic earnings per share	$3.38	$2.99	$2.42

Diluted earnings per share:
Continuing operations	$3.27	$2.47	$2.32
Discontinued operations	0.03	0.45	—

Diluted earnings per share	$3.30	$2.92	$2.32

Weighted average number of shares outstanding (in thousands)
Basic	62,505	62,575	62,290
Diluted	64,066	63,971	64,861

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in millions, except amounts per share)

	Years Ended December 31,
	2007	2006	2005
Common Stock
Beginning of year	$6.8	$6.7	$6.7
Shares issued under stock option and benefit plans	—	0.1	—

End of year	6.8	6.8	6.7

Additional Paid-In Capital
Beginning of year	488.0	449.8	414.7
Shares issued under stock option and benefit plans	(14.0)	(2.2)	18.4
Share-based compensation expense	23.3	20.0	—
Tax benefit from exercise of non-qualified stock options	22.0	20.4	16.7

End of year	519.3	488.0	449.8

Retained Earnings
Beginning of year	1,076.4	932.9	820.8
Net earnings	211.3	186.9	150.6
Cumulative effect of adopting SAB 108 in 2006 (see Note 1)	—	(5.7)	—
Cumulative effect of adopting FIN 48	(0.6)	—	—
Cumulative effect of adopting measurement provisions of SFAS 158	(0.5)	—	—
Elimination of international lag (see Note 1)	—	—	(3.1)
Dividends to stockholders	(40.4)	(37.7)	(35.4)

End of year	1,246.2	1,076.4	932.9

Accumulated Other Comprehensive Income (Loss)
Beginning of year	(55.4)	37.5	68.4
Pension liability adjustments	(11.0)	(139.3)	—
Other comprehensive income (loss)	53.6	46.4	(30.9)

End of year	(12.8)	(55.4)	37.5

Treasury Stock
Beginning of year	(361.5)	(228.7)	(214.4)
Repurchases of treasury stock	(57.3)	(188.4)	(62.8)
Stock issued from treasury	101.0	55.6	48.5

End of year	(317.8)	(361.5)	(228.7)

Unearned Compensation
Beginning of year	—	(3.4)	(1.9)
Issuance of restricted stock	—	—	(2.7)
Amortization of unearned compensation	—	—	1.2
Reclassification of unearned compensation	—	3.4	—

End of year	—	—	(3.4)

Common Stock Held in Grantor Trust
Beginning of year	(16.8)	(15.7)	(15.4)
Repurchases of common stock held in grantor trust	(1.0)	(1.1)	(0.3)

End of year	(17.8)	(16.8)	(15.7)

Grantor Trust Liability
Beginning of year	16.8	15.7	15.4
Repurchases of common stock held in grantor trust	1.0	1.1	0.3

End of year	17.8	16.8	15.7

Total Stockholders’ Equity	$1,441.7	$1,154.3	$1,194.8

Comprehensive Income
Net earnings	$211.3	$186.9	$150.6
Other comprehensive income (loss)
Foreign currency translation adjustments	65.0	51.4	(42.7)
Net actuarial gains (losses) associated with pension and other postretirement benefits, net of income taxes of $(11.5)	(14.5)	—	—
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $3.8	6.7	—	—
Derivatives qualifying as hedges:
Net derivative (losses) gains, net of income taxes of $(1.9), $(0.9) and $6.9 in 2007, 2006 and 2005, respectively	(3.1)	(1.3)	10.3
Reclassifications to income, net of income taxes of $(0.3), $(2.5) and $1.2 in 2007, 2006 and 2005, respectively	(0.5)	(3.7)	1.9
Minimum pension adjustment, net of income taxes of $(0.1) in 2005	—	—	(0.4)

Other comprehensive income (loss)	53.6	46.4	(30.9)

Total Comprehensive Income	$264.9	$233.3	$119.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
		restated	restated
	2007	2006	2005
Cash flows from operating activities
Net earnings	$211.3	$186.9	$150.6
Less: Earnings from discontinued operations, net of tax	1.6	28.7	—

Earnings from continuing operations	209.7	158.2	150.6
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities
Depreciation and amortization	203.0	169.8	130.5
Provision for doubtful accounts receivable	4.7	6.2	12.8
Share-based compensation expense	24.5	23.4	1.2
Tax benefits from exercises of share-based payment awards	20.7	8.1	—
Excess tax benefits from share-based payment transactions	(20.7)	(7.9)	—
Gain on sale of land	(26.8)	—	—
Asset impairment charges	0.8	2.3	24.0
U.S. pension trust contributions	(9.3)	(46.0)	—
In-process research and development	35.4	—	—
Deferred income taxes	(19.3)	(13.3)	(28.7)
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	(25.5)	(26.8)	29.4
Inventories	(50.5)	4.9	(18.0)
Accounts payable and accrued expenses	64.4	(21.2)	56.6
Income taxes payable	(1.4)	12.5	3.2
Long-term lease receivables	10.0	40.5	(1.4)
Other	(21.6)	(2.9)	24.8

Net cash provided by operating activities of continuing operations	398.1	307.8	385.0
Net cash used in operating activities of discontinued operations	(1.0)	(21.6)	—

Net cash provided by operating activities	397.1	286.2	385.0

Cash flows from investing activities
Additions to property, plant and equipment	(274.4)	(279.7)	(209.2)
Proceeds from sale of land	30.9	—	—
Sale of marketable securities	17.7	—	—
Payments for business acquisitions and technology licenses, net of cash acquired	(118.2)	(194.6)	(240.6)

Net cash used in investing activities of continuing operations	(344.0)	(474.3)	(449.8)
Net cash provided by investing activities of discontinued operations	2.6	50.2	—

Net cash used in investing activities	(341.4)	(424.1)	(449.8)

Cash flows from financing activities
Dividends to stockholders	(40.4)	(37.7)	(35.4)
Distribution to minority shareholders	(14.2)	—	—
Proceeds from issuance of stock	87.0	54.0	62.9
Repurchase of common stock as treasury stock	(57.3)	(188.4)	(62.8)
Repurchase of common stock held in grantor trust	(1.0)	(1.1)	(0.3)
Excess tax benefits from share-based payment transactions	20.7	7.9	—
Tax benefit on distribution of stock	1.3	12.0	—
Debt borrowings, net	26.0	788.2	114.2
Debt repayments	(73.4)	(482.9)	(21.3)
Debt acquisition costs	(1.5)	(2.1)	(0.7)

Net cash (used in) provided by financing activities	(52.8)	149.9	56.6

Effect of exchange rates on cash and cash equivalents	4.9	5.6	(2.1)
Change in cash and cash equivalents	7.8	17.6	(10.3)
Cash and cash equivalents-beginning of year	75.2	57.6	67.9

Cash and cash equivalents-end of year	$83.0	$75.2	$57.6

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(tabular dollar amounts in millions, except amounts per share)

1. Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Beckman Coulter, Inc. (the “Company”, “we”, “our”) is a leading manufacturer of biomedical testing instrument systems, tests and supplies that simplify and automate laboratory processes. Spanning the biomedical testing continuum — from pioneering medical research and clinical trials to laboratory diagnostics and point-of-care testing — our installed base of systems provides essential biomedical information to enhance health care around the world. We are dedicated to improving patient health and reducing the cost of care.

Our revenue is evenly distributed inside and outside of the United States (“U.S.”). Sales to clinical laboratories represent approximately 83% of our total revenue, with the balance coming from the life sciences markets. Approximately 78% of our total revenue is generated by recurring revenue from supplies, test kits, services and operating-type lease payments. Central laboratories of mid- to large-size hospitals represent our most significant customer group.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and accounts of consolidated variable interest entities. All significant intercompany transactions have been eliminated from the Consolidated Financial Statements.

Prior to 2005, our subsidiaries outside the U.S. (except Canada) were included in the consolidated financial statements on the basis of fiscal years ending November 30 in order to facilitate timely consolidation. This one-month reporting lag was eliminated at the beginning of 2005 as it was no longer required to achieve a timely consolidation. The December 2004 net loss of $3.1 million for these subsidiaries, was recorded as an adjustment to retained earnings on January 1, 2005.

Use of Estimates

We follow generally accepted accounting principles in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, including accounts receivable, inventory valuations, warranty accruals, lives of customer leased instruments, lives of plant and equipment, lives of intangible assets, value of long-lived assets, warranty accruals, employee benefit plan obligations, environmental and litigation obligations, taxes, share-based compensation and others. These estimates and assumptions affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the consolidated statements of earnings in the period that they are determined.

Foreign Currency Translation

Most non-U.S. assets and liabilities are translated into U.S. dollars using local currency year-end exchange rates. Operating results are translated at exchange rates prevailing during the year. The resulting translation adjustments are accumulated as a separate component of accumulated other comprehensive income which is included in stockholders’ equity. Gains and losses from remeasurements relating to the limited number of foreign entities deemed to be operating in U.S. dollar functional currency are included in earnings.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, time deposits and investments having original maturities of three months or less.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Fair Value of Financial Instruments

The carrying values of our financial instruments approximate their fair value at December 31, 2007 and 2006, except for long-term debt (see Note 8 “Debt Financing”). Management estimates are used to determine the market value of cash and cash equivalents, trade and other receivables, notes payable, accounts payable and amounts included in other current assets, other assets and accrued expenses meeting the definition of a financial instrument. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. Quotes from financial institutions are used to determine market values of our debt and derivative financial instruments. The carrying value and fair value of our long-term debt at December 31, 2007 was $901.4 million and $1,009.5 million, respectively. The carrying value and fair value of our long-term debt at December 31, 2006 was $961.3 million and $990.7 million, respectively.

Derivative Financial Instruments and Hedging Activities

We account for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended. The provisions of the statement require the recognition of all derivatives as either assets or liabilities at fair value. Changes in the fair value of derivatives designated as fair value hedges and of the hedged item attributable to the hedged risk are recognized in other non-operating (income) expense. If the derivative is designated as a cash flow hedge, the effective portion of the fair value of the derivative is recorded in accumulated other comprehensive income (loss) (i.e., derivatives qualifying as hedges) and is subsequently recognized in other non-operating (income) expense upon the recognition of the hedged transaction. Ineffective portions of changes in the fair value of cash flow hedges are immediately recognized in other non-operating (income) expense.

Allowance for Doubtful Accounts

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

Property, Plant and Equipment and Depreciation

Land, buildings, machinery and equipment are carried at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	3-10 years
Software for internal use	10 years
Customer leased instruments	5 years
Leasehold improvements	Lesser of life of the asset or term of the lease

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Computer Software Costs

We record the costs of internal use computer software in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. We capitalize interest on these costs when amounts are determined to be material. Amortization of computer software costs begins for each module or component when the computer software is ready for its intended use and is amortized over a 10 year useful life.

Goodwill and Other Intangible Assets

We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that goodwill and other intangible assets that have indefinite lives not be amortized but instead be tested at least annually for impairment or more frequently if events or changes in circumstances indicate that the assets might be impaired. We perform our annual impairment test in the fourth quarter.

Goodwill - For purposes of our goodwill impairment test, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired.

If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

To determine the fair value of a reporting unit, we use a comparable industry revenue multiple approach. Under this approach, we determine the average number of years of revenue for certain companies in the appropriate industry that are required to equal that company’s enterprise value (“comparable industry revenue multiple”). We then take the product of the revenue for our reporting unit and the comparable industry revenue multiple, which represents that reporting unit’s fair value and compare this to the reporting unit’s book value.

Intangible assets - Intangible assets consist primarily of patents, trademarks, tradename, developed technology and customer relationships arising from business acquisitions. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. Technology is amortized over 5 to 25 years, customer relationships over 9 to 25 years and other intangibles over 3 to 20 years. Our impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

Accounting for Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Revenue Recognition

For product sales, revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, when collectibility is reasonably assured and when risk of loss transfers, normally upon delivery. For sales that include customer specific acceptance criteria, revenue is recognized when the acceptance criteria have been met. Credit is extended based upon the evaluation of the customer’s financial condition and we generally do not require collateral. When a customer enters into an operating-type lease (“OTL”) agreement, hardware revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried as customer leased instruments within property, plant and equipment and depreciated over its estimated useful life. Under a sales-type lease (“STL”) agreement, hardware revenue and related cost is generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Reagent revenue is generally recognized at the time of delivery or usage. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement or as service is performed, if not under contract.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

For those STL, OTL and sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21. The fair market value of our leased instruments is determined by a range of cash selling prices or other verifiable objective evidence. We regularly evaluate available objective evidence of instrument fair value using historical data. Our allocation of revenue for future sales could be affected by changes in estimates of the relative fair value of the various deliverables, which could affect the timing of revenue recognition and allocation between hardware, consumables and service.

Our accounting for leases involves specific determinations under SFAS No. 13 “Accounting for Leases” (“SFAS 13”) as amended, which often involve complex provisions and significant judgments. The four criteria of SFAS 13 that we use in the determination of an STL or OTL are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) a determination of whether or not the lease contains a bargain purchase option. Additionally, we assess whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Generally, our leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Our OTLs are generally cancellable within two years. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria. Revenue recognized in 2007 and 2006 under STL arrangements was not significant, since we primarily use leases which meet the criteria for OTLs.

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

Customer Leased Instruments

The economic life of our leased instruments and their fair value require significant accounting estimates and judgment. These estimates are based on our historical experience. The most objective measure of historical evidence of the economic life of our leased instruments is the original term of a lease, which is typically five years. We believe that this is representative of the period during which the instruments are expected to be economically usable, with normal service, for the purpose for which they are intended since a majority of the instruments are returned by the lessee at or near the end of the lease term and there is not a significant after-market for our used instruments without substantial remanufacturing. We regularly evaluate the economic life of existing and new products for purposes of this determination.

Leases and Asset Retirement Obligations

We account for our lease agreements pursuant to SFAS 13, which requires that we categorize leases at their inception as either operating or capital leases depending on certain defined criteria. On certain of the lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. In accordance with SFAS 143, “Accounting for Asset Retirement Obligations”, we establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense and the recorded liabilities are accreted to the future value of the estimated restoration costs.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Product Warranty Obligation

We record a liability for product warranty obligations at the time of sale based upon historical warranty experience. The term of the warranty is generally twelve months. We also record an additional liability for specific warranty matters when they become known and are reasonably estimable. Our product warranty obligations are included in accrued expenses in the accompanying consolidated balance sheets. Changes in product warranty obligations are as follows:

	2007	2006	2005
Beginning of year	$11.1	$11.7	$15.5
Current period warranty charges	17.3	14.9	11.4
Current period utilization	(15.9)	(15.5)	(15.2)

End of year	$12.5	$11.1	$11.7

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes are assessed by various governmental authorities on sales and leases. We record taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenue).

Income Taxes

Liabilities are recorded for probable income tax assessments based on estimates of potential tax related exposures. Accounting for these assessments requires significant judgment as uncertainties often exist in respect to existing tax laws, new interpretations of existing laws and rulings by taxing authorities. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.

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

We have established a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. An increase or decrease to income could occur if we determine that we are able to utilize more or less of these deferred tax assets than currently expected.

As of January 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109,” (“FIN 48”). Among other things, FIN 48 provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold, which income tax positions must achieve before being recognized in the financial statements. The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is recognition: we determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is measurement: a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Differences between tax positions taken in our tax return and amounts recognized in the financial statements are generally recognized as one of the following: a) an increase in a liability for income taxes payable or a reduction of an income tax refund receivable, or b) a reduction in a deferred tax asset or an increase in a deferred tax liability. The impact of the adoption of FIN 48 was immaterial.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Share-Based Compensation

In 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which requires all share-based compensation, including grants of stock options, to be recognized in the consolidated statements of earnings at fair value. Prior to 2006, we accounted for share-based employee compensation in accordance with Accounting Principles Board, (“APB”) Opinion 25, using the intrinsic value method. Effective January 1, 2006, we adopted SFAS 123(R), and elected the modified prospective transition method, allowing us to apply the new requirements on a prospective basis. SFAS 123(R) requires the use of a valuation model to calculate the fair value of share-based awards. We elected to use the Black-Scholes Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. We used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS 123(R) and Staff Accounting Bulletin 107 (“SAB 107”) “Share-Based Payment.” The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. The expected term of the stock options was determined using historical data adjusted for the estimated exercise dates of unexercised options.

Retirement Benefits

Effective December 31, 2006, we adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income in stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS 158 decreased total assets by $162.1 million, decreased total liabilities by $22.8 million and decreased total stockholders’ equity by $139.3 million, net of taxes. Also during the second quarter of 2007, we revised our benefit obligation for our pension and postretirement benefit plans based on our final actuarial valuation. This valuation resulted in an increase to the pension obligations of $11.0 million and an increase to postretirement obligations of $7.7 million. Additionally, accumulated other comprehensive loss increased by $11.4 million and deferred income taxes decreased by $7.3 million. There was no impact to the Consolidated Statements of Earnings.

The measurement date provision of SFAS 158 requires that the actuarial measurement date (the date at which plan assets and the benefit obligation are measured) be our fiscal year end. In the prior years we used an actuarial measurement date of December 31 for domestic pension plans and November 30 for our international pension plans. We adopted the measurement date provision for our international pension plans as of December 31, 2007. The impact of adopting the measurement date provision was immaterial.

Our funding policy provides that payments to our domestic pension trusts shall at least be equal to the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

Discontinued Operations

On July 7, 2006, Agencourt Personal Genomics (“APG”), a partially owned subsidiary of Agencourt Bioscience Corporation, was sold. We received approximately $50 million in cash in 2006 for the sale of our interest in APG with an additional $2.6 million held in escrow. In July 2007, pursuant to the terms of the sale agreement, we received our $2.6 million from escrow.

We recognized a gain from sale of APG, net of the loss from discontinued operations, of $28.7 million, net of taxes, for the year ended December 31, 2006 and $1.6 million, net of taxes for the year ended December 31, 2007. The gain from sale and operating results of APG are included in discontinued operations in the Consolidated Statements of Earnings for the years ended December 31, 2007 and 2006. Operating results for APG for 2005 were not reclassified as amounts were not material.

Summary financial information for discontinued operations, net of minority interest, is as follows:

	2007	2006
Net loss from discontinued operations	$—	$(5.2)

Gain on sale	2.6	53.4
Provision for income taxes	(1.0)	(19.5)

Net gain on disposal	1.6	33.9

Earnings from discontinued operations, net of tax	$1.6	$28.7

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Quantifying Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements- the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB 108, we used the roll-over method for quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of our financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. We elected to record the effects of applying SAB 108 using the cumulative effect transition method. The following table summarizes the effects (up to January 1, 2006) of applying the guidance in SAB 108:

	Period in which the Misstatement Originated (1)		Adjustment Recorded as of January 1, 2006
	Cumulative Prior to January 1, 2005	Year Ended December 31, 2005
STL receivables (2)	$4.8	$0.9	$5.7

Retained earnings (2)			$5.7

(1)	We quantified these errors under the roll-over method and concluded that they were immaterial to prior periods—individually and in the aggregate.
(2)	We were not correctly adjusting deferred interest income on STL receivables sold to third parties. As a result of this error, our interest income was overstated by $5.7 million (cumulatively) in years prior to January 1, 2006 by $0.9 million in 2005 and by $4.8 million (cumulatively) in years prior to 2005.

Recent Accounting Developments

Accounting for Business Combinations

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations” (“SFAS 141”) which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, “Consolidated Financial Statements” (“ARB 51”) “ (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. This statement improves comparability by eliminating that diversity. This statement is effective beginning January 1, 2009. Earlier adoption is prohibited. This statement shall be applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which shall be applied retrospectively. We are currently evaluating the impact, if any, of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Accounting for Collaborative Arrangements

In November 2007, the EITF issued a consensus on EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The Task Force reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for annual periods beginning after December 15, 2008. Entities should report the effects of applying this Issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We are currently evaluating the impact, if any, of the adoption of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, the EITF issued a consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). The Task Force reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contract arrangement, should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this issue prospectively for new contracts entered into on or after the effective date. The consensus in this issue is effective for us beginning January 1, 2008. We are currently evaluating the impact, if any, the adoption of EITF 07-3 will have on our consolidated financial position, results of operations and cash flows.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, EITF issued a consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). The Task Force reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options, should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This issue will be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning with our fiscal 2008, and interim periods within those fiscal years. We are currently evaluating the impact, if any, the adoption of EITF 06-11 will have on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. The effective date of this statement is for fiscal years beginning with our fiscal 2008. We are currently evaluating the impact, if any, the adoption of SFAS 157 will have on our consolidated financial position, and results of operations.

Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). This Statement permits all entities to choose, at specified election dates, to measure certain financial instruments and other items at fair value (the “fair value option”). A business entity must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. This Statement is effective as of the beginning of our fiscal 2008. We have determined not to elect to measure items subject to SFAS 159 at fair value, and, as a result, have determined this standard will have no impact on our consolidated financial position, results of operations and cash flows.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Accounting for Convertible Debt That May be Settled in Cash Upon Conversion

The FASB recently published proposed Staff Position (“FSP”) APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” Under the proposed FSP, convertible debt securities that may be settled in cash, including partial cash settlement, would be separated into a debt and equity component. The value assigned to the debt component as of the issuance date would be the estimated fair value based on a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the securities and the estimated fair value assigned to the debt component would represent the equity component which would be recorded to additional paid-in-capital. As a result, the debt would be recorded at a discount reflecting its below market coupon interest rate and would subsequently be accreted to its par value over its expected life, using the rate of interest that reflects the market rate at issuance. This change in methodology, if adopted as proposed, is expected to negatively affect our earnings and earnings per share as interest expense would reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. The proposal, if adopted, would require retrospective application. The proposal has not yet been adopted, however, and may be revised before adoption by the FASB. As a result, we are unable to determine the impact on our consolidated financial statements.

Changes in Presentation

In connection with the preparation of the Consolidated Financial Statements for the year ended December 31, 2007, management determined that the amounts previously reported on our consolidated statements of cash flows for additions to property, plant and equipment; changes in inventories, lease receivables and other; and depreciation and amortization expense were incorrect due to inadvertent errors in summarizing amounts. These immaterial errors resulted in an overstatement of cash flows used in investing activities, with an equal overstatement of cash flows provided by operating activities, but had no effect on our consolidated balance sheets, consolidated statements of earnings or consolidated statements of stockholders’ equity as presented in our Form 10-K for the years ended December 31, 2006 and 2005. The amounts presented in the consolidated statements of cash flows for the years ended December 31, 2006 and 2005, herein, have been restated to correct these immaterial errors, as set forth in the following table:

	2006 Previously Reported	2006 restated	2005 Previously Reported	2005 restated
Depreciation and amortization	$181.5	$169.8	$145.0	$130.5
Change in inventories	27.6	4.9	(1.6)	(18.0)
Change in long-term lease receivables	46.6	40.5	5.1	(1.4)
Change in other	(7.0)	(2.9)	22.1	24.8
Net cash provided by operating activities	322.6	286.2	419.7	385.0
Additions to property, plant and equipment	(316.1)	(279.7)	(243.9)	(209.2)
Net cash used in investing activities	(460.5)	(424.1)	(484.5)	(449.8)

The amounts presented in Note 2 reflect the immaterial correction of previously reported 2006 balances of customer leased instruments and accumulated depreciation.

	Previously Reported	Adjusted
Customer leased instruments	$587.7	$542.7
Accumulated depreciation -
Customer leased instruments	263.9	218.9

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

2. Composition of Certain Financial Statement Captions and Supplemental Disclosures of Cash Flow Information

The following provides components of certain financial statement captions:

		2007	2006
Trade and other receivables, net
Trade receivables		$697.8	$623.6
Other receivables		19.9	24.7
Current portion of STL receivables		34.0	50.6
Less allowance for doubtful accounts		(25.2)	(27.4)

		$726.5	$671.5

Inventories
Raw materials, parts and assemblies		$148.2	$128.8
Work in process		19.6	23.3
Finished products		356.1	303.7

		$523.9	$455.8

Property, plant and equipment, net
Land		$5.2	$8.8
Buildings		178.5	158.8
Machinery and equipment		557.0	506.3
Software for internal use		187.5	169.4
Customer leased instruments*		741.2	542.7

		1,669.4	1,386.0
Less accumulated depreciation
Buildings, machinery and equipment		(446.6)	(424.7)
Software for internal use		(34.4)	(21.4)
Customer leased instruments*		(321.0)	(218.9)

		$867.4	$721.0

Accrued expenses
Unrealized service income		$99.3	$99.5
Accrued compensation		145.4	127.9
Accrued insurance		20.5	20.1
Accrued sales and other taxes		26.4	24.5
Accrued severance and other related costs		11.3	14.1
Accrued warranty		12.5	11.1
Product development		13.3	6.7
Accrued pension		8.1	7.7
Other		101.4	76.3

		$438.2	$387.9

	2007	2006	2005
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest, net of capitalized interest	$45.5	$58.7	$39.2
Income taxes	$98.0	$44.3	$29.7

Depreciation expense was $178.6 million, $150.4 million and $113.4 million for 2007, 2006 and 2005, respectively. Interest expense of $3.4 million, $5.4 million and $3.1 million was capitalized to property, plant and equipment in 2007, 2006 and 2005, respectively, related to internal use software under development.

*	Prior period amounts have been adjusted due to an immaterial error related to depreciation expense on OTL assets and additions to property, plant, and equipment related to OTL assets. (See Note 1 “Nature of Business and Summary of Significant Accounting Policies – Changes in Presentation” for further details)

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

3. Acquisitions

In 2005, we acquired Agencourt Bioscience Corporation (“Agencourt”) and Diagnostic Systems Laboratories (“DSL”) for a total of approximately $235 million. Contingent payments and settlement of portions of the escrow accounts were made in 2007, 2006 and 2005 totaling approximately $2 million, $42 million and $4 million, respectively. An additional $6.0 million and $3.3 million remain in escrow related to the acquisition of DSL and Agencourt, respectively, which could result in further adjustments to the purchase price.

Lumigen, Inc. - On November 8, 2006, we acquired all of the outstanding shares of Lumigen, Inc. (“Lumigen”), for a purchase price of approximately $187 million. Lumigen is a leading developer and manufacturer of novel detection chemistries for high-sensitivity testing in clinical diagnostics and life science research. Lumigen supplies us with chemiluminescent reagents for the assays used on our Access® family of immunoassay systems. Approximately 40% of Lumigen’s 2005 revenues were from sales of chemiluminescent substrate to us for use in our immunoassay instruments. Included in other assets is $10.0 million in deposits held in escrow for the resolution of future contingencies. During the quarter ended December 31, 2007, $5.0 million of the total $15.0 million that was held in escrow was released, resulting in the recording of additional goodwill. As contingencies are resolved, amounts released from escrow may be considered additional purchase price.

NexGen Diagnostics, LLC - In connection with the acquisition of Lumigen, NexGen Diagnostics LLC (“NexGen”) was formed through the investment of $16.0 million in cash from certain former shareholders of Lumigen. In return these former shareholders acquired a combined 80.1% in NexGen. The remaining 19.9% equity interest was acquired by Lumigen for consideration of $2.0 million in cash, $0.7 million in land, plus certain intellectual property relating to speculative projects that were ongoing at Lumigen. NexGen was formed for the purpose of devoting substantially all its efforts to developing the contributed intellectual property into a product. These former shareholders, concurrent with the acquisition of Lumigen, became employees of ours and are deemed related parties as defined under U.S. GAAP.

In November 2007, we acquired the remaining 80.1% interest in NexGen for a total purchase price of $36 million. The purchase price was allocated to a portfolio of intellectual property to be used in the research and development process, referred to as in-process research and development (“IPR&D”). The IPR&D acquired relates to technology that is not yet proven and will require significant research and funding in order to bring the product forward to the commercial market. As such, we recorded a $35.4 million charge to write-off the value of the acquired IPR&D as technological feasibility had not been established and it was determined that the IPR&D had no alternative future uses.

Dako Group – On December 28, 2007, we acquired all of the outstanding shares of Dako Colorado Inc. (“Dako Co”) including all the non- U.S. activities of the flow business unit. Dako Co, headquartered in Fort Collins, Colorado, is the flow cytometry business unit of Dako Denmark A/S (“Dako”). Dako Co is a leading flow cytometry instrument provider for the research market. Flow cytometry is used to analyze cells in blood and other fluids for both research applications and diagnosis of diseases such as leukemia, lymphoma, and HIV.

Instruments offered by Dako Co include sorters (the MoFlo product suite) and analyzers (the CyAn product suite). Dako Co provides multi-color analyzers for the research market. In addition to instrument sales, Dako Co provides instrument support contracts, spare parts, applications support, and training to its customers. Customers include research institutions, universities, reference labs, hospitals, biotech and pharmaceutical companies.

The acquisition cost was allocated to Dako Co’s net tangible and intangible assets and liabilities assumed based on their estimated fair values as of the date of the acquisition. We are currently in the process of finalizing our purchase allocation and expect to be completed with our valuation and final adjustments relating to goodwill, tangible and intangible assets during 2008.

Additionally, the closing purchase price may be adjusted, no later than ninety (90) calendar days after closing. The purchase price adjustments will be based on the calculated “Final Net Debt Calculation” and “Final Working Capital Calculation” as defined within the purchase agreement. As these amounts are not determinable at the time of the acquisition, no contingent purchase price consideration was included in determining the cost of the acquired entity. Contingent purchase price adjustments, if any will be recorded as an adjustment to the cost of acquiring Dako Co when the contingency is resolved and consideration is issued or becomes issuable.

Supplementary information, such as results of operations on a pro forma basis have not been presented for the above acquisitions, as the acquisitions are deemed immaterial business acquisitions individually and in the aggregate.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

4. Restructuring Activities and Asset Impairment Charges

Supply Chain Relocation

In January 2007, as part of our previously announced strategic supply chain management initiative, we announced our intention to close our manufacturing site in Palo Alto, California and relocate those operations to Indianapolis, Indiana. Additionally, in 2007, we announced the closure and relocation of other manufacturing and distribution sites. During 2007, in connection with these activities, we recorded charges of $16.9 million for duplicative, severance, retention, and other costs. Additionally, $0.8 million was recorded for asset impairment charges.

Restructuring

In July 2005, we announced a strategic reorganization of our business to integrate our divisions into a single company structure. The objective of the restructure was to better enable us to leverage our personnel, technologies and products across the entire biomedical testing continuum. Charges of $10.5 million and $34.8 million were recorded in 2006 and 2005, respectively, for severance and related benefits for affected employees. Additionally, in connection with the restructuring activities, we exited certain non-strategic products and products under development and as a result, recorded impairment charges of $2.3 million and $24.0 million in 2006 and 2005, respectively to write-off patents, licenses and other related assets. Charges of $3.8 million and $1.6 million in 2006 and 2005, respectively were also recorded for other costs related to the restructuring. Charges of $0.9 million and $2.3 million in 2006 and 2005, respectively, were recorded to cost of goods sold for inventory write-offs related to discontinued product lines. The remaining employee severance and benefit related costs are expected to be paid over the next year.

The following is a reconciliation of the accrual for employee severance and related costs included in accrued expenses in the consolidated balance sheets at December 31, 2007 and 2006:

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Initial accrual	$34.8
Cash payments in 2005	(4.4)

Balance at December 31, 2005	30.4
Additional charges	10.5
Cash payments in 2006	(26.8)

Balance at December 31, 2006	14.1
Additional charges	16.9
Cash payments in 2007	(19.7)

Balance at December 31, 2007	$11.3

5. Sale of Assets

During 2007, 2006 and 2005, we sold certain receivables (“Receivables”). The net book value of the Receivables sold in 2007, 2006 and 2005 was $58.8 million, $80.2 million and $117.1 million, respectively, for which we received cash proceeds of approximately $58.6 million, $80.5 million and $119.1 million, respectively. Substantially all of these sales took place in Japan. These transactions were accounted for as sales and as a result the Receivables have been excluded from the accompanying consolidated balance sheets.

On July 30, 2007, we sold our investment in vacant land adjacent to our Miami, Florida facility for approximately $30 million, net of settlement costs. We acquired the parcel of vacant land as part of our 1997 acquisition of Coulter Corporation. The $26.2 million gain on sale was recorded in other non-operating income during 2007. An additional $1.2 million was held in escrow at December 31, 2007 and released to us in January 2008 following the resolution of a dispute regarding title to a portion of the land.

6. Goodwill and Other Intangible Assets

During the fourth quarter of fiscal 2007, we completed our annual impairment testing of our goodwill and intangible assets and determined there was no impairment.

The following presents activity for goodwill:

Goodwill, December 31, 2005	$548.2
Settlements of pre-acquisition tax contingencies	(1.2)
Acquisitions and related adjustments	125.2
Currency translation adjustment	0.5

Goodwill, December 31, 2006	672.7
Settlements of pre-acquisition tax contingencies	1.0
Acquisitions and related adjustments	32.0
Currency translation adjustment	1.7

Goodwill, December 31, 2007	$707.4

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following provides information about our other intangible assets:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$122.8	$(29.1)	$93.7	$110.4	$(20.9)	$89.5
Customer relationships	218.4	(74.6)	143.8	211.3	(63.4)	147.9
Other	69.5	(28.7)	40.8	43.3	(23.4)	19.9

	410.7	(132.4)	278.3	365.0	(107.7)	257.3
Non-amortizing intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6

	$550.8	$(132.4)	$418.4	$505.1	$(107.7)	$397.4

Intangible amortization expense for the years ended December 31, 2007, 2006 and 2005 was $24.2 million, $19.4 million and $17.0 million, respectively. Estimated intangible amortization expense (based on existing intangible assets) for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is $29.1 million, $27.2 million, $26.6 million, $25.4 million and $23.3 million, respectively.

7. Sale-leaseback of Real Estate

On June 25, 1998, we sold our interest in four properties located in Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, we entered into long-term leases for each of these properties.

The initial term of each of the leases is 20 years, with options to renew for up to an additional 30 years. As provided by the leases, we pay the rents in Japanese Yen. Annual rentals are approximately $20.1 million at 2007 year-end rates. At the closing of the sale-leaseback transaction, we became the guarantor of a currency swap agreement between our landlord and our banks to convert the Yen payments to U.S. dollars. As long as this swap agreement is in place, our obligation is to pay the rents in Yen. If this agreement ceases to exist, our obligation reverts to U.S. dollar payments. We expect to pay the rents as they come due out of cash generated by our Japanese operation. Obligations under the operating lease agreements are included in Note 16 “Commitments and Contingencies.”

The aggregate proceeds received from the sale of the four properties totaled $242.8 million before closing costs and transaction expenses. We deferred the gain from this transaction in other liabilities in the accompanying consolidated balance sheets. This gain is being amortized over the initial lease term of 20 years to the various components of operating income. At December 31, 2007 and 2006, there was $73.9 million and $80.9 million of deferred gain remaining. For each of the years ended December 31, 2007, 2006 and 2005, there was $7.0 million of deferred gain amortized to income.

8. Debt Financing

Notes payable consists primarily of short-term bank borrowings by our subsidiaries outside the U.S. under local lines of credit. At December 31, 2007, $120.1 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U. S. at various interest rates. Within the U.S., $22.3 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Long-term debt consists of the following at December 31:

	Average Rate of Interest for 2007	2007	2006
Convertible Notes, unsecured, due 2036	2.50%	$598.6	$598.6
Senior Notes, unsecured, due 2008	7.45%	—	4.9
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	44.2	44.2
Revolving credit facility	5.57%	—	55.0
Other long-term debt	2.38%	30.6	29.9

Deferred gains on terminated interest rate swaps (see Note 9)		6.4	8.1
Embedded derivative on Convertible Notes		1.6	1.4
Unamortized debt discounts and issuance costs		(15.0)	(15.8)

		901.4	961.3
Less current maturities		(12.8)	(9.3)

Long-term debt, less current maturities		$888.6	$952.0

The following represents a summary of the aggregate maturities of long-term debt:

Year	Amount
2008	$12.8
2009	2.6
2010	14.7
2011	235.5
2012	—
Thereafter	644.4

Total	$910.0

The amounts above exclude the unamortized discount of $15.0 million and the $6.4 million fair value adjustment recorded for the reverse interest rate swap.

Convertible Notes

On December 12, 2006, we issued 2.50% unsecured convertible senior notes due 2036 (“Convertible Notes”), for an aggregate principal amount of $600.0 million. The Convertible Notes, which are convertible into shares of our common stock upon the occurrence of certain events, are due on December 15, 2036, unless earlier redeemed, repurchased or converted and carry an interest rate of 2.50% that is payable semi annually and under certain circumstances, beginning with the six-month period beginning December 15, 2012, contingent interest. The Convertible Notes conversion feature allows the holders of the Convertible Notes to convert, in increments of $1,000 principal, their investment into 13.4748 shares of our common stock (equivalent to a conversion price of approximately $74.21 per share of common stock, subject to adjustment). In certain circumstances, the notes may be convertible into cash up to the principal amount and, if applicable, shares of common stock with respect to any excess conversion value. Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2013, 2016, 2021, 2026, and 2031 or upon the occurrence of certain designated events as described within the debt offering memorandum. Also, on or after December 20, 2013, we may redeem all or part of the Convertible Notes. Upon such events, we will repurchase or redeem such Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased or redeemed, plus accrued and unpaid interest.

In addition, beginning with the six-month interest period commencing December 15, 2012, we will pay contingent interest in cash during any six-month interest period in which the trading price of the Convertible Notes for each of the five trading days ending on the trading day immediately preceding the first day of the applicable six-month interest period equals or exceeds 120% of the principal amount of the Convertible Notes (“Contingent Interest Feature”). During any interest period when contingent interest shall be payable, the contingent interest payable per $1,000 principal amount of the Convertible Notes will equal the greater of 0.2795% and 0.25% of the average trading price of $1,000 principal amount of the Convertible Notes during the five trading days immediately preceding the first day of the applicable six-month interest period.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

This Contingent Interest Feature is an embedded derivative and has been bifurcated and recorded separately in the accompanying consolidated balance sheets in long term debt. The fair value assigned to the embedded derivative was $1.6 million and $1.4 million at December 31, 2007 and 2006 respectively. We utilize a probability weighted valuation model to determine the fair value of the embedded derivative. Changes to the fair value of this embedded derivative are included in interest expense.

We recorded debt issuance costs and debt discounts of $13.9 million in 2006, which are deducted from the total debt outstanding. These capitalized costs are being amortized using the effective interest method at an imputed interest rate of 4.57% over seven years, the minimum life based upon the terms of the debt.

Revolving Credit Facilities

In January 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. This agreement provides us with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally an approximation of LIBOR plus a 0.275% to 0.875% margin. We also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At December 31, 2007, no amounts were outstanding under the Credit Facility.

At December 31, 2007, we also had $21.2 million of letters of credit outstanding with availability to issue an additional $8.7 million of letters of credit.

Senior Notes

In November 2001, we issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011 (the “2011 Senior Notes”). Interest is payable semi-annually in May and November. Discount and issuance costs approximated $1.9 million and are being amortized to interest expense over the term of the 2011 Senior Notes.

At our option, the 2011 Senior Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

•	the principal amount of the Senior Notes; or

•

the sum of the present values of the remaining scheduled payments of principal and interest thereon discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.35% for the 2011 Senior Notes.

In March 1998, we issued $240.0 million of 7.45% unsecured Senior Notes due March 4, 2008 (the “2008 Senior Notes”). Discount and issuance costs of $6.2 million were being amortized to interest expense over the term of the 2008 Senior Notes. On December 20, 2006, we repurchased 97.96% of the 2008 Senior Notes using proceeds received from our convertible notes offering. In connection with this repurchase, we paid accrued interest of $5.2 million and incurred debt extinguishment costs of $4.9 million. The remaining 2.04% or $4.9 million was called for repayment and settled in January 2007.

Debentures

In June 1996, we issued $100.0 million of debentures bearing an interest rate of 7.05% per annum due June 1, 2026. Interest is payable semi-annually in June and December. On June 1, 2006, approximately $56.0 million of our $100.0 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, were tendered by the holders of the debentures. The debentures were put under terms of the debentures agreement that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%. In connection with this redemption, we incurred approximately $2.7 million in debt extinguishment costs.

Securitization

In October 2007, our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility will be on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC will sell ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. We did not have any amounts drawn on the facility as of December 31, 2007. Under the accounts receivable securitization program, the maximum borrowing amount can not exceed $175.0 million.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Other Long-term Debt

Other long-term debt at December 31, 2007 and 2006, consists primarily of $13.3 million and $21.0 million, respectively, of notes used to fund the operations of our international subsidiaries. Some of the notes issued by our international subsidiaries are secured by their assets. Capitalized lease obligations of $8.4 million in 2007 and $8.8 million in 2006 are also included in other long-term debt.

Covenants

Certain of our borrowing agreements contain covenants that we must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2007, we were in compliance with all such covenants as well as reporting requirements related to these covenants.

9. Derivatives

We use derivative financial instruments to hedge foreign currency and interest rate exposures. Our objectives for holding derivatives are to minimize currency and interest rate risks using the most effective methods to eliminate or reduce the impacts of these exposures. We do not speculate in derivative instruments in order to profit from foreign currency exchange or interest rate fluctuations; nor do we enter into trades for which there are no underlying exposures. The following discusses in more detail our foreign currency and interest rate exposures and related derivative instruments.

Foreign Currency

We manufacture our products principally in the U.S., but generated approximately 48% of our revenue in 2007 from sales made outside the U.S. by our international subsidiaries. Revenues generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany revenue to our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow or fair value hedges were discontinued in the years ended December 31, 2007, 2006 and 2005.

Derivative gains and losses on effective hedges included in accumulated other comprehensive income are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. We estimate that substantially all of the $9.5 million of unrealized loss ($5.8 million after tax) included in accumulated other comprehensive income at December 31, 2007, will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. We have cash flow hedges at December 31, 2007, which settle as late as December 2008.

Interest Rate

We use interest rate derivative contracts on certain borrowing transactions to hedge fluctuating interest rates. Interest differentials paid or received under these contracts are recognized as adjustments to the effective yield of the underlying financial instruments hedged.

In April 2002, in connection with the issuance of our $235.0 million 2011 Senior Notes, we entered into reverse interest rate swap contracts totaling $235.0 million. In September 2004, we terminated $95.0 million of these reverse interest rate swap contracts and in June 2006, terminated the remaining $140.0 million of these reverse interest rate swap contracts, resulting in deferred gains of $9.5 million and $1.7 million, respectively. The deferred gains are being amortized over the notes remaining term through November 2011. In March 1998, in connection with the issuance of $240.0 million 2008 Senior Notes, we entered into reverse interest rate swap contracts totaling $240.0 million. In April 2002, we terminated these reverse interest rate swap contracts, resulting in a deferred gain of $10.4 million that was being amortized over the remaining term through March 2008. Upon redemption of the 2008 Senior Notes in December 2006, the remaining deferred gain was recognized as part of the debt extinguishment loss recognized in connection with the repurchase of the 2008 Senior Notes.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

10. Other Non-operating (Income) Expense

The components of other non-operating (income) expense were as follows:

	2007	2006	2005
Biosite merger termination fee	$(40.6)	$—	$—
Gain on sale of land	(26.8)	—	—
Contribution to Beckman Coulter Foundation	9.0	—	—
(Gain) loss on foreign currency and related derivative activity	3.0	4.0	16.7
Other	0.2	2.0	(2.3)

	$(55.2)	$6.0	$14.4

The following is a description of the main components of other non-operating (income) expenses as shown in the table above.

On May 17, 2007, the definitive merger agreement to acquire Biosite, Inc. (“Biosite”) was terminated by Biosite in accordance with its terms. Pursuant to the terms of the merger agreement, we received a break-up fee of $54.0 million from Biosite and recorded a gain of $40.6 million (net of associated expenses of $13.4 million) during the quarter ended June 30, 2007.

In 2007, gain on sale of land was mainly attributed to the sale of vacant land held for investment purposes in Miami of $26.2 million. An additional $1.2 million was held in escrow at December 31, 2007 and released in January 2008 following the resolution of a dispute regarding title to a portion of the land.

Using proceeds received from the sale of vacant land in Miami, we made a $9.0 million irrevocable contribution to establish the Beckman Coulter Foundation (the “Foundation”), a related party non-profit organization. The Foundation’s purpose is to operate for the benefit of funding charitable, scientific, literary and /or educational programs. Certain members of our management also serve as directors of the Foundation.

11. Income Taxes

The components of earnings from continuing operations before income taxes were:

	2007	2006	2005
U.S.	$187.9	$127.5	$50.7
Non-U.S.	104.8	87.7	114.9

	$292.7	$215.2	$165.6

The provision for income taxes on earnings from continuing operations consisted of the following:
	2007	2006	2005
Current
U.S. federal	$70.4	$34.2	$15.0
Non-U.S.	29.2	24.7	25.5
U.S. state	2.7	11.4	2.0

Total current	102.3	70.3	42.5

Deferred
U.S. federal and state	(16.9)	(4.3)	(28.3)
Non-U.S.	(2.4)	(9.0)	0.8

Total deferred, net	(19.3)	(13.3)	(27.5)

Total	$83.0	$57.0	$15.0

Income tax benefits attributable to the exercise of non-qualified employee stock options of $ 22.0 million, $20.4 million and $16.7 million in 2007, 2006 and 2005, respectively, are recorded directly to additional paid-in-capital.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	2007	2006	2005
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	1.1	2.5	(0.8)
Ireland and China manufacturing income	(4.4)	(4.2)	(6.4)
Non-U.S. taxes	1.6	(1.7)	(0.9)
Foreign income taxed in the U.S. net of credits	(1.3)	(0.4)	(1.0)
Resolution of prior period tax matters	0.2	(1.0)	(13.0)
Adjustment relating to prior year’s state taxes	(1.5)	—	—
Other	(2.3)	(3.7)	(3.8)

Effective tax rate	28.4%	26.5%	9.1%

Our subsidiaries conducting manufacturing operations in Ireland and China are taxed at substantially lower income tax rates than the U.S. federal statutory tax rate. The lower tax rates reduced expected taxes by approximately $12.9 million in 2007, $9.1 million in 2006 and $10.5 million in 2005.

The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities consists of the following at December 31:

	2007	2006
Deferred tax assets
Accrued expenses	$26.6	$34.3
Accrued compensation	38.6	26.8
Inventories	54.4	44.5
Postemployment benefits	73.2	63.5
Tax credits (primarily research and development)	10.1	4.3
Intangible assets	12.6	—
State income taxes	23.7	19.6
License payments	14.1	17.5
Hedging activities	5.2	2.9
Other	29.4	22.5

	287.9	235.9
Less: Valuation allowance	(5.6)	(7.7)

Total deferred tax assets	282.3	228.2

Deferred tax liabilities
Accelerated depreciation	(26.2)	(27.7)
Deferred service contracts	(5.1)	(1.8)
Intangible assets	(125.9)	(132.2)
Sale-leaseback deferred gain	(36.1)	(24.5)
State income taxes	(27.6)	(24.6)
Interest on convertible debt	(6.8)	—
Leases	(2.3)	(2.3)
Pension benefits	(9.4)	(14.3)
Other	(37.1)	(27.7)

Total deferred tax liabilities	(276.5)	(255.1)

Net deferred tax asset (liability)	$5.8	$(26.9)

Our unutilized tax credits of $10.1 million at December 31, 2007, do not expire.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

At December 31, 2007, we had a valuation allowance of $5.6 million primarily on net operating loss carryforwards of certain foreign subsidiaries due to uncertainties regarding their realizability. We believe it is more likely than not that the remaining deferred income tax assets will be realized based upon our historical pre-tax earnings, adjusted for significant items such as non-recurring charges and the recognition of taxable income from the reversal of deferred tax liabilities in the same future period. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations and the recognition of taxable income from the reversal of deferred tax liabilities in the same future period to fully realize these deferred tax assets.

During the year ended December 31, 2007, we decreased our valuation allowance by $4.3 million related primarily to the utilization of state R&E tax credits and increased it by $2.2 million related to foreign net operating loss carryforwards due to uncertainties regarding their realizability.

At December 31, 2007, the Company had net operating loss and tax credit carryforwards of $31.9 million. Of this amount, $10.8 million will expire in the years 2008 through 2013. The remaining $21.1 million are not subject to an expiration period.

During the year ended December 31, 2006, we decreased our valuation allowance by $2.1 million related to a capital loss carryover that was utilized in 2006, $2.5 million related to net operating losses utilized in 2006, $0.1 million related to the utilization of R&E tax credits and $30.7 million with a corresponding reduction to goodwill related to the realizability of certain deferred tax assets as a result of deferred tax liabilities recognized in connection with the acquisition of certain intangible assets.

During the year ended December 31, 2005, we increased our valuation allowance by $2.1 million related to a capital loss carryover and $1.5 million related to intangible assets of Agencourt, offset by a tax decrease of $10.0 million related to the utilization of Coulter pre-acquisition R&E tax credits and $3.2 million related to the reduction in certain long lived liabilities.

The following is a reconciliation of deferred tax assets (liabilities) to net deferred tax assets (liabilities) as shown on the consolidated balance sheets at December 31:

	2007	2006
Current
U.S. deferred income tax assets	$69.8	$63.8
Non -U.S. deferred income tax assets	9.4	19.4
Non-current
U.S. deferred income tax liabilities	(91.0)	(114.8)
Non - U.S. deferred income tax assets	17.6	4.7

Net deferred tax asset (liability)	$5.8	$(26.9)

On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The impact of the adoption of FIN 48 was immaterial to our consolidated financial statements. The total amount of unrecognized tax benefits as of January 1, 2007 and December 31, 2007 were $34.9 million and $36.7 million, respectively, which if recognized, would primarily affect the effective tax rate in future periods, except for approximately $5 million which would affect goodwill.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$34.9
Additions based on tax positions related to the current year	6.2
Additions for tax positions of prior years	2.6
Reductions for tax positions of prior years	(4.4)
Settlements	(4.5)
Lapse of statute of limitations	(0.7)
Cumulative translation adjustment	2.6

Balance at December 31, 2007	$36.7

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

During the year ended December 31, 2007, one of our international subsidiaries settled a foreign tax audit for tax year 2003 and certain issues in 2004, which reduced previously unrecognized tax benefits by $1.9 million.

FIN 48 requires us to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of interest expense. As of January 1, 2007 and December 31, 2007, we had $3.4 million and $5.8 million in accrued interest and penalties for taxes, respectively. We recognized $2.4 million of interest and penalties during 2007.

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. The tax years 2003 through 2006 remain open to U.S. federal income tax examination with tax years 2004 and 2005 currently under audit by the Internal Revenue Service. We are no longer subject to state income tax examinations by tax authorities in our major state jurisdictions for years prior to 2003. With the exception of three of our subsidiaries in Italy, Germany and Switzerland, our major international subsidiaries are no longer subject to non-U.S. income tax examinations by tax authorities for tax years 2003 and prior. Our subsidiaries in Italy and Germany are still open to examinations by foreign tax authorities for the years 2002 and onwards. Our subsidiary in Switzerland is still open to examination for the years 1998 and onwards.

A number of years may elapse before an uncertain tax position is finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes that the reserves for income taxes reflect the most probable outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution, except for the resolution of certain tax contingency matters related to acquisitions, which would result in an adjustment to goodwill. As of December 31, 2007, it is reasonably possible that our liability for uncertain tax positions will be reduced by as much as $7.4 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring in the next twelve months for years with uncertain tax positions. Approximately $2.3 million of this amount would favorably impact our effective tax rate. The reduction of uncertain tax positions that would favorably impact our effective tax rate relates to various intercompany transactions.

We have not provided for U.S. income and foreign withholding taxes on $448.8 million of certain foreign subsidiaries’ undistributed earnings, because such earnings have been retained and are intended to be indefinitely reinvested by the subsidiaries or will be offset by credits for foreign income taxes paid. Accordingly, no provision has been made for U.S. or foreign withholding taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends. The additional income taxes and applicable withholding taxes that would result had such earnings actually been repatriated are not practically determinable.

12. Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income, net of income taxes, as of December 31 are as follows:

	2007	2006	2005
Cumulative currency translation adjustments	$154.7	$89.7	$38.3
Pension and other postretirement plan liability adjustments	(161.7)	(139.3)	—
Minimum pension liability adjustments	—	(3.6)	(3.6)
Net unrealized (loss) gain on derivative instruments	(5.8)	(2.2)	2.8

Total accumulated other comprehensive (loss) income	$(12.8)	$(55.4)	$37.5

Currency Translation Adjustments

Our reporting currency is the US dollar. The translation of our results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects us to currency exchange rate fluctuations in our results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive (loss) income within stockholders’ equity. Our primary currency translation exposures were related to entities having functional currencies denominated in the Euro, Japanese Yen, British Pound Sterling and Canadian dollar.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

13. Earnings Per Share, Outstanding Shares and Treasury Stock

Earnings Per Share

Basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items, to common stock using the treasury stock method based upon the weighted-average fair value of our common stock during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Net Earnings	Shares (in millions)	Per Share Amount
Year Ended December 31, 2007
Basic EPS:
Net earnings	$211.3	62.505	$3.38
Effect of dilutive stock options	—	1.561	(0.08)

Diluted EPS:
Net earnings	$211.3	64.066	$3.30

Year Ended December 31, 2006
Basic EPS:
Net earnings	$186.9	62.575	$2.99
Effect of dilutive stock options	—	1.396	(0.07)

Diluted EPS:
Net earnings	$186.9	63.971	$2.92

Year Ended December 31, 2005
Basic EPS:
Net earnings	$150.6	62.290	$2.42
Effect of dilutive stock options	—	2.571	(0.10)

Diluted EPS:
Net earnings	$150.6	64.861	$2.32

In 2007, 2006 and 2005 there were 0.7 million shares, 2.8 million shares and 1.6 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been anti-dilutive.

As described in Note 8 “Debt Financing” in December 2006, we issued convertible notes. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during 2007 was less than the conversion price of the Convertible Notes, no shares associated with the Convertible Notes have been assumed to be outstanding in computing diluted EPS.

Outstanding Shares

The following is activity in our outstanding common shares (in millions):

	2007	2006	2005
Outstanding at beginning of year	61.0	62.4	61.6
Employee stock purchases	2.3	1.9	1.7
Treasury stock purchases (see below)	(0.8)	(3.3)	(0.9)

Outstanding at end of year	62.5	61.0	62.4

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Treasury Stock

In 2004, we created the Benefit Equity Trust (“BET”) for pre-funding stock-related obligations of employee benefit plans. The BET does not change these plans or the amount of stock expected to be issued for these employee benefit plans. At December 31, 2007, 1.5 million shares remain in treasury of which all are held by the BET. The BET has been included in our Consolidated Financial Statements. The shares in the BET are not considered outstanding for the calculation of EPS. During 2007 and 2006, 2.1 and 1.2 million shares, respectively, related to stock option exercises were issued out of the BET.

In January 2005, the Board of Directors authorized the repurchase of up to 2.5 million shares of our outstanding common stock through 2006. During 2006 and 2005 1.6 million shares and 0.9 million shares, respectively, were repurchased for $88.4 million and $62.8 million, respectively.

In December 2006, the Board of Directors authorized the repurchase of up to 2.5 million shares of our outstanding common stock through 2008. Under this authorization, 1.7 million shares were repurchased in December 2006 for $100.0 million with proceeds received from our convertible note offering. In 2007, 0.8 million shares were repurchased for $56.8 million. In addition, in February 2008, the Board of Directors authorized the repurchase of up to 2.5 million shares of our outstanding common stock through 2009.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents, short term investments and available debt will be the sources of funding for future share repurchases.

14. Employee Benefits

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), for our share-based compensation plans and began recognizing the cost resulting from all share-based payment transactions in the financial statements at fair value. The compensation expense recognized in the consolidated statements of earnings for share-based compensation arrangements was $24.5 million ($15.2 million after tax), $28.1 million ($17.4 million after tax) and $2.6 million ($1.6 million after tax) for the years 2007, 2006 and 2005, respectively. Share-based compensation costs capitalized as part of inventory for 2007 was $0.5 million. No costs were capitalized in 2006 as the amounts were immaterial. Additionally, the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs is reported as a financing cash flow rather than an operating cash flow. Prior to January 1, 2006, we reported the entire tax benefit related to the exercise of stock options as an operating cash flow. The entire tax benefit from option exercises for the years 2007, 2006 and 2005, was $22.0 million, $20.4 million and $16.7 million, respectively.

Prior to January 1, 2006, we accounted for and disclosed share-based compensation plans in accordance with APB Opinion 25 and SFAS 123, “Share-Based Payment” (“SFAS 123”), respectively. The following table sets forth the computation of basic and diluted income per share and illustrates the effect on net earnings and earnings per share for 2005 as if the fair value based method provided by SFAS 123 had been applied for all outstanding and unvested awards.

2005
Net earnings as reported	$150.6
Share-based compensation expense included in reported net earnings, net of tax	1.6
Pro forma compensation expense, net of tax	(22.8)

Pro forma net earnings	$129.4

Earnings per share:
Basic – as reported	$2.42
Basic – pro forma	$2.08
Diluted – as reported	$2.32
Diluted – pro forma	$2.00

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The fair value of stock options granted during the year ended December 31, 2005, was estimated on the date of grant using the BSM option-pricing model with the following weighted average assumptions:

2005
Option life (in years)	5.4
Risk-free interest rate	3.8%
Stock price volatility	31.6%
Dividend yield	1.01%

Employee Stock Option and Stock Purchase Plans

Our 2004 Long-Term Performance Plan (the “2004 Plan”), which is shareholder approved, authorizes the issuance of up to 6.5 million share options and nonvested shares to our employees. This plan was terminated on April 5, 2007 and replaced with the 2007 Long-Term Performance Plan (the “2007 Plan”), which was approved by shareholders. The 2007 Plan authorizes the issuance of 2.4 million common shares. As of December 31, 2007, there were 2.3 million shares available for issuance under the 2007 Plan. Stock option awards are generally granted with an exercise price equal to the market price of our shares at the date of grant and typically vest over four years and expire seven years from the date of grant.

We have an Employee Stock Purchase Plan (“ESPP”) that operates in accordance with section 423 of the Internal Revenue Code, whereby U.S. employees can purchase our common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. Employees purchased 0.2 million shares for $13.1 million in 2007, 0.3 million shares for $12.7 million in 2006 and 0.2 million shares for $13.1 million in 2005.

The fair value of stock options and ESPP shares granted during the years ended December 31, 2007 and 2006, have been estimated at the date of grant using a BSM option-pricing model with the following weighted average assumptions:

	2007		2006
	Stock Option Plans	ESPP	Stock Option Plans	ESPP
Option life (in years)	5.26	0.5	5.27	0.5
Risk-free interest rate	4.52%	4.54%	4.28%	4.35%
Stock price volatility	27.20%	28.07%	25.82%	29.36%
Dividend yield	0.92%	0.92%	0.94%	0.94%

The following table summarizes activity under our stock option plans (options in thousands):

	2007				2006		2005
	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	8,469	$46.15			8,613	$43.46	7,944	$35.55
Granted	545	59.12			784	57.20	1,846	65.25
Exercised	(1,766)	34.30			(851)	28.43	(1,095)	29.29
Canceled/forfeited	(63)	59.14			(77)	53.74	(82)	51.27

Outstanding at end of year	7,185	$50.11	3.66	$163.1	8,469	46.15	8,613	$43.46

Exercisable at end of year	5,346	$46.29	3.23	$141.7	5,918	41.64	5,536	$38.12
Options expected to vest at December 31, 2007	1,762	$61.28	4.88	$20.3

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Range of Exercise Prices	Options Outstanding at December 31, 2007	Weighted Average Exercise Price Per Outstanding Option	Weighted Average Remaining Contractual Life (Years)	Options Exercisable at December 31, 2007	Weighted Average Exercise Price Per Exercisable Option	Options Expected to Vest at December 31, 2007	Weighted Average Exercise Price for Options Expected to Vest
$20.01 to $25.00	33	21.59	0.66	33	21.59	—	—
$25.01 to $30.00	1,239	27.60	3.08	1,239	27.60	—	—
$30.01 to $35.00	49	32.90	4.47	49	32.90	—	—
$35.01 to $40.00	483	38.55	2.83	483	38.55	—	—
$40.01 to $45.00	691	43.03	3.54	661	43.06	26	42.19
$45.01 to $50.00	63	48.63	3.85	63	48.63	—
$50.01 to $55.00	1,633	51.93	2.90	1,622	51.92	9	53.72
$55.01 and over	2,994	62.56	4.49	1,196	64.04	1,727	61.60

	7,185			5,346		1,762

As of December 31, 2007, the aggregate unamortized fair value of all unvested stock options was $11.1 million which is expected to be amortized on a straight-line basis over a weighted average period of approximately two years. The weighted average fair value of options granted during 2007, 2006 and 2005 was $18.03, $16.75 and $21.08 per share, respectively. The total intrinsic value of stock options exercised during 2007, 2006 and 2005 was $59.1 million, $24.0 million and $41.7 million, respectively.

Nonvested Stock Plan

Under the 2004 Plan, we may issue shares of nonvested stock to our employees. These shares vest each year over the service period, generally four years. The following table summarizes activity under our nonvested stock plan (in thousands, except per share amounts):

	2007		2006		2005
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	267	$54.64	106	$46.32	101	$41.47
Granted	155	$61.47	205	$56.77	54	$58.00
Vested	(57)	$56.13	(36)	$53.96	(49)	$28.58
Canceled/forfeited	(15)	$51.86	(8)	$49.91	—	$46.32

Nonvested at December 31,	350	$56.61	267	$54.64	106	$46.32

The total fair value of shares vested during the year ended December 31, 2007, was $3.2 million. As of December 31, 2007, the aggregate unamortized fair value of all nonvested stock awards was $12.5 million, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 2.4 years.

Performance Shares

Under the 2004 Plan, we granted Performance Share Awards (“Performance Shares”) to executives and other key employees. The vesting of the Performance Shares is contingent upon employee service and meeting company-wide performance goals for a three year period. The 2006 share grants will vest upon the achievement of free cash flows of at least $225 million in the aggregate for years 2006 through 2008 while the 2007 grant will vest upon the achievement of free cash flows of at least $275 million in the aggregate for the years 2007 through 2009. We granted 112,670 and 93,450 shares during the years ended December 31, 2007 and 2006, at an average grant date fair value of $66.39 and $49.74, respectively. There were no vested Performance Shares as of December 31, 2007. There were 6,990 forfeited shares during the year ended December 31, 2007, at an average grant date fair value of $55.65.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

As of December 31, 2007, the aggregate unamortized fair value of all unvested Performance Share awards was $8.7 million, which to the extent management estimates that performance goals will be achieved, are being amortized on a straight-line basis over a weighted average period of approximately 1.9 years.

Stock Appreciation Rights

We award stock appreciation rights (“SARs”) to certain international employees. These rights are granted with an exercise price equal to the market price of our shares at the date of grant and typically vest over four years and expire seven years from the date of grant. As a result of adopting SFAS 123(R), we changed our method of valuing these awards from the intrinsic method to the fair value method. The effect of changing methods from intrinsic to fair value was not material and is recorded in operating income in the accompanying consolidated statements of earnings. The expected life of stock appreciation rights granted is based on the simplified calculation of expected life, described in the SEC’s SAB 107. The fair values of the stock appreciation rights granted, have been estimated at the date of grant using a BSM option-pricing model with the following assumptions:

	2007	2006
Option life (in years)	3.75 – 3.76	3.8 - 4.6
Risk-free interest rate	3.52%	4.71%
Stock price volatility	27.23%	27.23%
Weighted average stock price volatility	26.72%	27.38%
Dividend yield	0.92%	0.94%

The following table summarizes activity under our SARs plan (in thousands, except per share amounts):

	2007		2006
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at January 1,	449	$16.43	396	$15.16
Granted	82	$23.04	113	$13.66
Exercised	(117)	$26.67	(47)	$18.00
Canceled	(25)	$19.69	(13)	$14.30

Outstanding at December 31,	389	$23.35	449	$16.43

The total intrinsic value of SARs exercised during the years 2007, 2006 and 2005 was $4.5 million, $0.8 million and $1.3 million, respectively.

We currently use treasury stock to deliver shares of our common stock under our share-based payment plans. At December 31, 2007, the number of shares authorized to be issued under our share-based payment plans combined with shares held as treasury stock are sufficient to cover future stock option exercises.

Postemployment Benefits

Pursuant to SFAS 112 “Employers’ Accounting for Postemployment Benefits,” we recognize an obligation for certain benefits awarded to individuals after employment but before retirement. During 2007, 2006 and 2005, we recorded charges of $3.7 million, $2.7 million and $7.8 million, respectively, associated with our postemployment obligations. Excluded from these amounts are obligations arising from our restructuring activities. See Note 4 “Restructuring Activities and Asset Impairment Charges” for further details.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Grantor Trust for Beckman Coulter, Inc. Executive Plans

In May 2002, we established an irrevocable grantor trust (the “Trust”) to provide a source of funds to assist us in meeting our obligations under various executive and director deferred compensation benefit plans. Periodically, our common stock obligations under the plans are estimated and the Trust is funded in the amount of those obligations. The Trust has been consolidated in our financial statements. The $17.8 million and $16.8 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the accompanying consolidated balance sheets as components of stockholders’ equity at December 31, 2007 and 2006, respectively. The common stock was acquired in the open market. The Trust will hold the common stock for the benefit of the participants and will distribute the stock to the participants in accordance with the provisions of the plans. The participants may elect to receive distributions over one to 15 years, upon termination of service.

15. Retirement Benefits

Defined Benefit Pension Plans and Postretirement Plan

We provide pension benefits covering the majority of our employees. Pension benefits for our domestic employees are based on age, years of service and compensation rates. Our funding policy is to provide for accumulated benefits, subject to federal regulations. Several of our international subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans.

Our postretirement plan provides certain health care and life insurance benefits for retired U.S. and certain international employees and their dependents. Eligibility under the postretirement plan and participant cost sharing is dependent upon the participant’s age at retirement, years of service and retirement date. Employees who had not met certain age and service requirements as of December 31, 2002, are not eligible to receive medical coverage upon retirement.

Benefit Obligations

The following represents disclosures regarding benefit obligations, plan assets and the weighted average assumptions utilized for the pension and postretirement plans as determined by outside actuarial valuations:

	Pension Plans		Postretirement Plan
	2007	2006	2007	2006
Change in Benefit Obligation:
Benefit obligation at beginning of year	$898.5	$862.7	$121.2	$106.3
Adjustment to beginning of year benefit obligation	(2.7)	—	(1.2)	—
Service cost	24.9	31.1	2.3	3.9
Interest cost	49.3	45.9	7.7	6.2
Impact of adoption of SFAS 158 measurement date provision	1.4	—	—	—
Actuarial loss	9.0	1.5	22.7	9.0
Benefits paid	(66.1)	(67.0)	(8.1)	(7.9)
Plan participant contributions	3.1	2.7	3.4	3.3
Plan amendments	0.5	—	—	—
Plan additions	5.4	6.5	2.0	—
Expenses and premiums paid	(0.5)	(0.7)	—	—
Special termination benefits	0.9	0.4	—	—
Decrease due to curtailment	—	(7.7)	—	—
Retiree drug subsidy received	—	—	0.7	0.4
Impact of foreign currency changes	11.6	23.1	0.1	—

Benefit obligation at end of year	$935.3	$898.5	$150.8	$121.2

U.S. benefit obligation	$698.0	$671.1	$147.4	$121.2
International benefit obligation	237.3	227.4	3.4	—

Benefit obligation at end of year	$935.3	$898.5	$150.8	$121.2

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

	Pension Plans		Postretirement Plan
	2007	2006	2007	2006
Change in Plan Assets:
Fair value of plan assets at beginning of year	$871.1	$763.0	$—	$—
Adjustment to beginning of year plan assets	(0.4)	—	—	—
Employer contributions	19.0	56.8	4.7	4.6
Plan participant contributions	3.1	2.7	3.4	3.3
Benefits paid	(66.1)	(67.0)	(8.1)	(7.9)
Plan additions	0.3	6.3	—	—
Expenses and premiums paid	(0.5)	(0.7)	—	—
Actual return on plan assets	62.1	89.8	—	—
Impact of foreign currency changes	9.3	20.2	—	—

Fair value of plan assets at end of year	$897.9	$871.1	$—	$—

Fair value of U.S. plan assets	$700.2	$686.9	$—	$—
Fair value of international plan assets	197.7	184.2	—	—

Fair value of plan assets at end of year	$897.9	$871.1	$—	$—

Funded Status at end of year	$(37.4)	$(27.4)	$(150.8)	$(121.2)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$27.8	$39.6	$—	$—
Current liabilities	(1.9)	(1.9)	(6.2)	(5.8)
Non-current liabilities	(63.3)	(65.1)	(144.6)	(115.4)

Net amount recognized	$(37.4)	$(27.4)	$(150.8)	$(121.2)

Amounts recognized in accumulated other comprehensive (income) loss consist of:
Net actuarial loss	$207.8	$201.1	$40.2	$19.1
Prior service cost (credit)	4.0	4.4	(6.3)	(9.5)

Total (before tax effects)	$211.8	$205.5	$33.9	$9.6

U.S. Plans
Discount rate	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	3.5%	3.5%	—	—

International Plans
Discount rate	4.9%	4.3%	—	—
Rate of compensation increase	3.3%	3.1%	—	—

The accumulated benefit obligation for our pension plans is $835.2 million as of the 2007 measurement date and $789.7 million as of the 2006 measurement date.

We disclose the obligations and plan assets for all plans in the U.S. and all of our pension plans outside the U.S. In 2006, we added the benefit obligations and plan assets for our pension plan in the Netherlands to the above tables. Accordingly, $6.5 million is included in plan additions in the reconciliation of the change in benefit obligation and $6.3 million is included in plan additions in the reconciliation of the change in plan assets related to the pension plan in the Netherlands. In 2007, we added the benefit obligations and plan assets for our pension plans in Taiwan and Mexico to the above tables. Accordingly, $5.4 million is included in plan additions in the reconciliation of the change in benefit obligation and $0.3 million is included in plan additions in the reconciliation of the change in plan assets related to the pension plans in Taiwan and Mexico. In addition, during 2007, we added the postretirement plan in South Africa to the above tables, which is included in plan additions for benefit obligations in the amount of $2.0 million. There was no impact to the plan asset reconciliation.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Information regarding our pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2007	2006
Projected benefit obligation	$112.8	$50.5
Accumulated benefit obligation	95.7	43.6
Fair value of plan assets	55.4	12.6

Information regarding our pension plans with a projected benefit obligation in excess of plan assets is as follows:

	2007	2006
Projected benefit obligation	$252.1	$239.8
Fair value of plan assets	186.9	175.0

Benefit Expense (Credit)

The following table lists the components of the net periodic benefit cost of the plans and the weighted-average assumptions for the years ended December 31:

	Pension Plans			Postretirement Plan
	2007	2006	2005	2007	2006	2005
Components of Net Periodic Benefit Cost:
Service cost	$24.9	$28.4	$28.4	$2.3	$2.1	$1.8
Interest cost	49.3	45.9	46.1	7.7	6.2	4.6
Expected return on plan assets	(70.4)	(66.5)	(62.5)	—	—	—
Amortization of:
Prior service costs	0.9	1.3	1.8	(4.4)	(4.4)	(4.8)
Actuarial (gain) loss	12.2	12.9	12.3	1.8	0.5	(1.0)

Net periodic benefit cost	16.9	22.0	26.1	7.4	4.4	0.6
Additional costs (benefits) due to curtailments and settlements	1.0	4.4	6.4	—	(0.7)	(0.7)

Net periodic benefit cost	$17.9	$26.4	$32.5	$7.4	$3.7	$(0.1)

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
Loss recognition	$12.8	$12.9	$—	$3.1	$0.9	$—
Prior service cost (benefit) recognition	1.1	0.9	—	(4.4)	(4.3)	—

U.S. Plans
Discount rate	6.0%	5.8%	6.0%	6.0%	5.8%	6.0%
Expected return on plan assets	9.0%	9.0%	9.0%	—	—	—
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—

International Plans
Discount rate	4.3%	4.2%	4.8%	—	—	—
Expected return on plan assets	6.3%	6.3%	6.9%	—	—	—
Rate of compensation increase	3.1%	3.2%	2.9%	—	—	—

In June 2005, in connection with the retirement of our former CEO, we recorded a $4.0 million curtailment charge related to his cash settlement election of an earned supplemental pension obligation. In December 2005, we recognized a pension curtailment cost of $2.4 million and a curtailment benefit of $0.7 million for plans in the U.S. and Japan in connection with our restructuring.

In 2006, in connection with the amendment to our pension plan, we incurred a net curtailment charge of $4.0 million. We amended our pension plans effective December 31, 2006, to freeze benefits to employees who are under the age of 40 or have less than five years of vested service. These employees will no longer earn additional benefits in the pension plan.

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

Expected Benefit Payments

Expected benefit payments for future years ending December 31 are as follows:

	Pension Benefits	Other Retirement Benefits
2008	$ 55.0	$ 6.7
2009	59.4	7.5
2010	59.9	8.5
2011	64.2	9.5
2012	66.6	10.4
2013 through 2017	367.2	65.1

The following is the expected Medicare Retiree Drug Subsidy benefit receipts for our Postretirement Benefit plan for future years ending December 31:

Other Retirement Benefits
2008	$ 0.8
2009	0.9
2010	1.0
2011	1.1
2012	1.2
2013 through 2017	7.7

Contributions

We expect to contribute approximately $16 million to our U.S. and international pension plans and approximately $6 million to our postretirement plan during 2008.

Plan Assets

Our pension plan weighted-average asset allocations by asset category at fair value at December 31 are as follows:

	2007	2006
U.S. Plans
Asset category
Equity securities	54%	67%
Fixed income	30%	20%
Real estate	8%	7%
Other	8%	6%

Total	100%	100%

	2007	2006
International Plans
Asset category
Equity securities	52%	52%
Fixed income	38%	37%
Real estate	2%	3%
Other	8%	8%

Total	100%	100%

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Our U.S. Pension Plan assets are invested using active investment strategies that employ multiple investment management firms. Risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Monitoring activities take place to evaluate performance against these targets.

Allowable investment types for our U.S. plans include:

Equities—U.S. and non-U.S. common stocks of large, medium and small companies, which are predominantly U.S. based and equity securities issued by companies domiciled outside the U.S.

Fixed Income—Fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the U.S. by non-U.S. banks and corporations.

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

The overall expected long-term rate of return on assets assumption for our U.S. pension plans is based on the target asset allocation for Plan assets, capital markets forecasts for asset classes employed and active management excess return expectations. Equilibrium forecasts are used to reflect long-term expectations for the asset classes employed. To the extent asset classes are actively managed, an excess return premium is added. The following table illustrates the calculation to arrive at the 2008 expected long term rate of return assumption for our U.S. pension plans of 8.5%.

Asset Class	Target Allocation	Long Term Expected Return	Portfolio Return
Equities	55%	8.6%	4.8%
Fixed Income	30%	5.8%	1.8%
Real Estate	7%	6.8%	0.4%
Other	8%	9.2%	1.0%

Sub-total	100%		8.0%
Active Management	—		0.5%

Total	100%		8.5%

Historical returns for our U.S. pension assets have been more than 9%, consistent with the expected long term rate of return assumption shown above.

Assumed Health Care Cost Trend Rates

The assumed health care trend rate used in measuring the postretirement cost for 2007 is 10.0%, gradually declining to 5.0% by the year 2013 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1.0% increase in assumed health care cost trend rates would increase the totals of the interest cost and service components for 2007 and the postretirement benefit obligation as of December 31, 2007 by $1.9 million and $23.5 million, respectively. A 1.0% decrease in assumed health care cost trend rates would decrease the total of the interest cost and service components for 2007 and the postretirement benefit obligation as of December 31, 2007 by $1.5 million and $19.3 million, respectively.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Defined Contribution Plans

We have a defined contribution plan available to our domestic employees. Under the plan, eligible employees may contribute a portion of their compensation. Employer contributions are primarily based on a percentage of employee contributions and vest immediately. However, certain former Coulter employees are eligible for additional employer contributions based on age and salary levels, which become fully vested after five years of service. We contributed $20.2 million in 2007, and $18.8 million in 2006 and 2005 to the plan.

Beginning on January 1, 2007, we established the Retirement Account Plan I (the “RAP Plan”) whereby new employees and certain eligible employees in the U.S. and Puerto Rico will participate in the RAP Plan. The RAP Plan is fully funded by us and contributions are made in the first quarter following each year. Employer contributions are based on eligible employees’ age and years of service. Under the RAP Plan there are no employee contributions, no distributions are allowed until termination and there is a 3 year vesting requirement. The contribution of $5.4 million was accrued in 2007.

16. Commitments and Contingencies

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. Although we continue to incur expenditures for environmental protection, we do not anticipate any expenditures to comply with such laws and regulations which would have a material impact on our consolidated operations or financial position. We believe that our operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

To address contingent environmental costs, we establish reserves when the costs are probable and can be reasonably estimated. We believe that, based on current information and regulatory requirements, the reserves established by us for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on our operations, consolidated financial condition or liquidity, although no assurance can be given in this regard.

In 1983, we discovered organic chemicals in the groundwater near a waste storage pond at our manufacturing facility in Porterville, California. Soil and groundwater remediation have been underway at the site since 1983. In 1989, the U.S. Environmental Protection Agency (“EPA”) issued a final Record of Decision specifying the soil and groundwater remediation activities to be conducted at the site. The EPA has agreed that we have completed remediation of a substantial portion of the site. In 2005, the EPA amended the Record of Decision to allow us to implement monitored natural attenuation as the remedial action for the small portion of the site where remedial action is still needed. SmithKline Beckman, our former controlling stockholder, agreed to indemnify us with respect to this matter for any costs incurred in excess of applicable insurance, eliminating any impact on our earnings or financial position. SmithKline Beecham p.l.c., the surviving entity of the 1989 merger between SmithKline Beckman and Beecham and GlaxoSmithKline p.l.c., the surviving entity of the 2000 merger between SmithKline Beecham and Glaxo Wellcome, assumed the obligations of SmithKline Beckman in this respect.

In 1987, soil and groundwater contamination was discovered on property in Irvine, California formerly owned by us. In 1988, The Prudential Insurance Company of America (“Prudential”), which had purchased the property from us, filed suit against us in U.S. District Court in California for recovery of costs and other alleged damages with respect to the soil and groundwater contamination. In 1990, we entered into an agreement with Prudential for settlement of the lawsuit and for sharing current and future costs of investigation, remediation and other claims. Soil and groundwater remediation of the Irvine property have been in process since 1988. In July 1997, the California Regional Water Quality Control Board, the agency overseeing the site groundwater remediation, issued a closure letter for a portion of the site. In October 1999, the Regional Water Quality Control Board agreed that the groundwater treatment system could be shut down. Continued monitoring will be necessary for a period of time to verify that groundwater conditions remain acceptable. We believe that additional remediation costs, if any, beyond those already provided for the contamination discovered by the current investigations, will not have a material adverse effect on our operations, financial position or liquidity. However, there can be no assurance that further investigation will not reveal additional soil or groundwater contamination or result in additional costs.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Legal Proceedings

We are involved in a number of lawsuits, which we consider ordinary and routine in view of our size and the nature of our business. We do not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurances regarding the ultimate outcome of these lawsuits and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

In 1998, we entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with our Miami facility. The State of Florida asserted that payments made by us pursuant to the sale-leaseback transaction are subject to commercial rental tax under applicable state laws. Cardbeck has demanded that we pay these taxes and has filed an action in Miami-Dade County, Florida Circuit Court seeking a declaratory ruling that we are in breach of the lease if we fail to pay them. This action is currently stayed. We have filed an action in Leon County, Florida Circuit Court seeking a judicial ruling that no taxes are due, paid approximately $2.4 million to settle the State’s claim for taxes for the period from June 2000 to February 2005, and posted a bond for approximately $5 million covering taxes that are currently accrued and unpaid. We believe our position that the payments to Cardbeck are not subject to the State’s commercial rental tax is supported by relevant prior case law. While we believe that we should prevail in both actions, we cannot at this time predict or determine the outcome of this litigation, nor can we estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, no accrual has been made for any potential exposure.

In June 2006, Wipro Limited (“Wipro”), our former distributor in India, initiated an arbitration action against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the distributor relationship with Wipro, alleging that certain actions by Beckman Coulter India Private Limited (“BCIPL”), our India subsidiary, breached their contract. Wipro currently is claiming that we have suffered damages of U.S. $12.3 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. We cannot at this time predict or determine the outcome of this litigation, nor can we estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, no accrual has been made for any potential exposure.

On August 16, 2007, a former employee of ours filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleges claims on the plaintiff’s own behalf and also on behalf of a purported class of former and current Beckman Coulter employees. The complaint alleges, among other things, that we violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs and certain overtime payments. It also alleges that we engaged in unfair business practices. The plaintiff is seeking back pay, statutory penalties, and attorneys’ fees and seeks to certify this action on behalf of our nonexempt California employees. Because of the preliminary nature of its investigation of this matter, we are unable to assess the likelihood of an unfavorable outcome, and we can not give any assurances regarding the ultimate outcome of this lawsuit. An unfavorable resolution could be material to our operating results for any particular period, depending upon the level of income for the period. No accrual has been made for any potential exposure.

Lease Commitments

We lease certain facilities, equipment and automobiles under operating lease arrangements. Certain of the leases provide for payment of taxes, insurance and other charges by the lessee. Rent expense was $85.9 million in 2007, $85.0 million in 2006 and $86.6 million in 2005.

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

As of December 31, 2007, minimum annual rentals payable under non-cancelable operating leases aggregate $359.3 million, which is payable as follows:

Year	Amount
2008	$60.9
2009	52.9
2010	43.4
2011	34.5
2012	30.2
Thereafter	137.4

Total	$359.3

17. Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Following our reorganization in July 2005, we report results as a single business segment. We have four product areas focused on driving core product strategies. These product areas are Chemistry Systems, Cellular Systems, Immunoassay Systems and Discovery and Automation Systems. Our CEO, who is also our chief operating decision maker, evaluates our various global product portfolios on a revenue basis, and profitability is evaluated on an enterprise-wide basis due to shared infrastructures.

	2007	2006	2005
Total revenue
Chemistry Systems	$749.5	$677.1	$688.7
Cellular Systems	840.9	806.3	807.7
Immunoassay Systems	595.8	484.4	415.1
Discovery and Automation Systems	575.1	560.7	532.3

	$2,761.3	$2,528.5	$2,443.8

Revenue by geography
United States	$1,425.0	$1,330.0	$1,267.6
Canada	115.6	102.8	95.7
Europe*	829.5	738.8	711.2
Asia Pacific	316.1	289.8	305.6
Latin America	75.1	67.1	63.7

	$2,761.3	$2,528.5	$2,443.8

Long-lived assets
United States	$1,724.3	$1,635.1	$1,526.0
International	381.9	318.5	268.0

	$2,106.2	$1,953.6	$1,794.0

*	Europe includes Middle East, Africa and India

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

18. Quarterly Information (Unaudited)

	First Quarter		Second Quarter (a)		Third Quarter (b)		Fourth Quarter		Full Year
	2007	2006	2007	2006	2007	2006	2007	2006	2007	2006
Product revenue	$512.4	$473.4	$584.7	$517.9	$560.5	$531.2	$674.3	$608.0	$2,331.9	$2,130.5
Service revenue	101.2	95.6	105.0	98.4	108.5	100.0	114.7	104.0	429.4	398.0

Revenue	613.6	569.0	689.7	616.3	669.0	631.2	789.0	712.0	2,761.3	2,528.5

Cost of goods sold	243.8	231.5	292.2	247.6	279.1	261.9	338.6	307.2	1,153.7	1,048.2
Cost of service	72.4	68.2	81.1	72.3	78.0	71.6	80.9	71.2	312.4	283.3

Cost of sales	316.2	299.7	373.3	319.9	357.1	333.5	419.5	378.4	1,466.1	1,331.5

Gross profit	297.4	269.3	316.4	296.4	311.9	297.7	369.5	333.6	1,295.2	1,197.0
Selling, general and administrative	175.4	163.4	181.0	176.6	181.5	175.0	193.2	172.6	731.1	687.6
Research and development	57.8	54.6	58.8	71.8	59.9	80.9	97.5	57.6	274.0	264.9
Restructuring	6.9	1.1	2.8	6.2	3.0	4.4	4.2	2.6	16.9	14.3
Asset impairments charges	—	0.9	0.8	1.4	—	—	—	—	0.8	2.3
Litigation settlement	—	—	—	(35.0)	—	—	—	—	—	(35.0)

Operating income	57.3	49.3	73.0	75.4	67.5	37.4	74.6	100.8	272.4	262.9
Non-operating expense (income)	10.0	4.8	(29.8)	12.9	(10.8)	13.1	10.3	16.9	(20.3)	47.7

Earnings from continuing operations before income taxes	47.3	44.5	102.8	62.5	78.3	24.3	64.3	83.9	292.7	215.2
Income taxes	10.2	11.9	33.4	16.9	19.9	6.6	19.5	21.6	83.0	57.0
Earnings (loss) from discontinued operations, net of tax	—	—	—	(1.0)	1.6	29.7	—	—	1.6	28.7

Net earnings	$37.1	$32.6	$69.4	$44.6	$60.0	$47.4	$44.8	$62.3	$211.3	$186.9

Basic earnings per share	$0.60	$0.52	$1.11	$0.72	$0.96	$0.76	$0.71	$1.00	$3.38	$2.99
Diluted earnings per share	$0.59	$0.50	$1.09	$0.70	$0.93	$0.74	$0.69	$0.97	$3.30	$2.92
Dividends per share	$0.16	$0.15	$0.16	$0.15	$0.16	$0.15	$0.16	$0.15	$0.64	$0.60
Stock price – High	$67.08	$60.30	$67.51	$56.30	$74.10	$57.87	$76.64	$61.35	$76.64	$61.35
Stock price – Low	$59.04	$52.86	$62.06	$49.73	$65.14	$50.58	$69.01	$56.67	$59.04	$49.73

(a)	In the second quarter of 2007, we recorded a gain of $40.6 million in other non-operating income for the break-up fee associated with the termination of the Biosite merger agreement.
(b)	In the third quarter of 2007, we recorded a gain of $26.2 million in other non-operating income related to the sale of our investment in vacant land adjacent to our Miami, Florida facility.

The following represents the restated cumulative quarterly cash flow line items that have been corrected due to immaterial errors previously discussed in Note 1, “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2007	2006	2007	2006	2007	2006	2006
Depreciation and amortization	$48.5	$36.4	$95.7	$79.6	$148.0	$122.7	$169.8
Change in inventories	$(33.3)	$(32.7)	$(33.3)	$(49.8)	$(55.5)	$(61.4)	$4.9
Change in long-term lease receivables	$4.0	$47.2	$4.4	$40.4	$11.7	$23.9	$40.5
Change in other	$(2.2)	$18.4	$(6.4)	$36.7	$(9.4)	$35.3	$(2.9)
Net cash provided by operating activities	$70.1	$49.8	$187.9	$168.9	$266.0	$200.5	$286.2
Additions to property, plant, and equipment	$(64.5)	$(57.6)	$(138.4)	$(125.5)	$(204.7)	$(194.8)	$(279.7)
Net cash used in investing activities	$(75.3)	$(61.8)	$(149.2)	$(141.0)	$(182.4)	$(168.5)	$(424.1)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2007, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management also is responsible for establishing and maintaining adequate internal control over financial reporting for us. As part of that process, as of December 31, 2007, the end of the fiscal year covered by this report, we carried out an evaluation of our internal control over financial reporting. The evaluation was conducted following the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control - Integrated Framework (1992). The assessment did not identify any material weaknesses in our internal control over financial reporting and management concluded that our internal control over financial reporting was effective. The independent registered public accounting firm that audited our financial statements contained in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beckman Coulter, Inc.:

We have audited Beckman Coulter, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Beckman Coulter’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Beckman Coulter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 28, 2008, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
February 28, 2008

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors — the information with respect to directors required by this Item is incorporated herein by reference to those parts of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 entitled “ELECTION OF DIRECTORS” and “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS.”

Information about our Audit Committee and our Audit Committee financial expert is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008.

Executive Officers — The information with respect to executive officers required by this Item is set forth in Part I of this report.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer (see “Available Information” in Item 1, above).

Item 11. Executive Compensation

The information with respect to executive compensation required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 entitled “EXECUTIVE COMPENSATION”, excluding the section entitled “ORGANIZATION AND COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information with respect to security ownership required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 entitled “Equity Compensation Plans” and “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13. Certain Relationships and Related Transactions and Director Independence

The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 entitled “ADDITIONAL INFORMATION ABOUT THE BOARD OF DIRECTORS, Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information with respect to certain relationships and related transactions required by this Item is incorporated by reference to that part of Beckman Coulter’s Proxy Statement for the Annual Meeting of Stockholders to be held April 24, 2008 entitled “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1), (a)(2) Financial Statements and Financial Statement Schedules

(a)(3) Exhibits

* Management contracts and compensatory plans or arrangements are identified by an asterisk.

2.1	Stock Purchase Agreement among Coulter Corporation, The Stockholders of Coulter Corporation and Beckman Coulter, dated as of August 29, 1997 (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Report on Form 8-K dated November 13, 1997, File No. 001-10109). (Note: Confidential treatment has been obtained for portions of this document).

2.2	Agreement and Plan of Merger dated as of April 22, 2005 by and among Beckman Coulter, Inc., BCI New Co., Inc., and Agencourt Bioscience Corporation. (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 30, 2005, File No. 001-10109).

2.3	Stock Purchase Agreement by and Among Beckman Coulter, Inc. as “Buyer” and Gopal Savjani, Rajesh Savjani and Anish Savjani as “Sellers” dated as of October 4, 2005 (incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2005, File No. 001-10109).

3.1	Amended and Restated By-Laws of Beckman Coulter, adopted December 6, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2007, File No. 001-10109).

3.2	Sixth Restated Certificate of Incorporation dated May 2, 2005 (incorporated by reference to Exhibit 3.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2005, File No. 001-10109).

4.1	Specimen Certificate of Common Stock (incorporated by reference to Exhibit 4.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).

4.2	Rights Agreement between Beckman Coulter and Morgan Shareholder Services Trust Company, as Rights Agent, dated as of March 28, 1989 (incorporated by reference to Exhibit 4 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 25, 1989, File No. 001-10109).

4.3	First amendment to the Rights Agreement dated as of March 28, 1989 between Beckman Coulter and First Chicago Trust Company of New York (formerly Morgan Shareholder Services Trust Company), as Rights Agent, dated as of June 24, 1992 (incorporated by reference to Exhibit 1 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1992, File No. 001-10109).

4.4	Senior Indenture between Beckman Coulter and The First National Bank of Chicago as Trustee, dated as of May 15, 1996, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

4.5	7.05% Debentures Due June 1, 2026, filed in connection with the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 5, 1996, File No. 333-02317 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1996, File No. 001-10109).

4.6	Amendment 1998-1 to Beckman Coulter’s Employees’ Stock Purchase Plan dated December 9, 1998 (incorporated by reference to Exhibit 4.6 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1998, File No. 001-10109).

4.7	Stockholder Protection Rights Agreement dated as of February 4, 1999 (incorporated by reference to Exhibit 4 of the Company’s Form 8-K filed with the Securities and Exchange Commission on February 8, 1999, File No. 995-23266).

4.8	Indenture dated as of March 4, 1998 by and between Beckman Coulter, The First National Bank of Chicago, as trustee, and Beckman Instruments (Naguabo) Inc., SmithKline Diagnostics, Inc., Hybritech Incorporated, Coulter Leasing Corporation and Coulter Corporation (incorporated by reference to Exhibit 4.1 to the Form S-4 Registration Statement filed with the Securities and Exchange Commission on April 17, 1998, File No. 333-50409).

4.9	Supplemental Indenture No. 1, dated as of March 6, 1998, between Beckman Instruments, Inc. and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.13 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).

4.10	Supplemental Indenture No. 2, dated as of March 6, 1998, among Beckman Instruments (Naguabo) Inc., Hybritech Incorporated, SmithKline Diagnostics, Inc., Coulter Corporation, Coulter Leasing Corporation, Beckman Instruments, Inc., and The First National Bank of Chicago, as Trustee, to the Senior Indenture dated as of May 15, 1996 (incorporated by reference to Exhibit 4.14 to the Form S-3 Registration Statement filed with the Securities and Exchange Commission on April 13, 2001, File No. 333-58968).

4.11	Senior Indenture between Beckman Coulter, Inc. and Citibank N.A. as Trustee dated April 25, 2001 (incorporated by reference to Exhibit 4.1 to the submission on Form S-3/A filed with the Securities and Exchange Commission on April 26, 2001, File No. 333-58968).

4.12	First Supplemental Indenture dated as of November 19, 2001 among Beckman Coulter as Issuer, Coulter Corporation and Hybritech Incorporated as Guarantors, and Citibank N.A. as Trustee (incorporated by reference to Exhibit 4.12 of the Company’s Form 10-K filed with the Securities and Exchange Commission on February 22, 2002, File No. 001-10109).

4.13	Beckman Coulter, Inc. Executive Deferred Compensation Plan (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.1 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).

4.14	Beckman Coulter, Inc. Executive Restoration Plan (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.2 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).

4.15	Beckman Coulter, Inc. Deferred Directors’ Fee Program (Amended and Restated Effective as of May 1, 2002) (incorporated by reference to Exhibit 4.3 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).

4.16	Master Trust Agreement for Beckman Coulter, Inc.’s Executive Plans (incorporated by reference to Exhibit 4.4 to the Form S-8 Registration Statement filed July 31, 2002, File No. 333-97383).

4.17	Beckman Coulter, Inc. 2004 Long-Term Performance Plan. (incorporated by reference to Appendix B to the Company’s Proxy Statement filed with the Commission on February 27, 2004 pursuant to Section 14(a) of the Exchange Act, File No. 001-10109)

4.18	Amendment 2005-1 to the Beckman Coulter, Inc. 2004 Long-Term Performance Plan dated December 22, 2005 (incorporated by reference to Exhibit 4.18 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2005, File No. 001-10109).

4.19	Second Supplemental Indenture related to the Convertible Senior Notes due 2036, dated as of December 15, 2006, between Beckman Coulter, Inc. and Wells Fargo Bank, National Association, as Trustee (including form of 2.50% Convertible Senior Note due 2036) (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Report to the Securities and Exchange Commission on Form 8-K dated December 11, 2006, File No. 001-10109).

4.20	Registration Rights Agreement, dated as of December 15, 2006, between Beckman Coulter, Inc. and Morgan Stanley & Co. Incorporated on behalf of the Initial Purchasers (incorporated by reference to Exhibit 4.2 of Beckman Coulter’s Report to the Securities and Exchange Commission on Form 8-K dated December 11, 2006, File No. 001-10109).

10.3	Line of Credit Agreement dated as of June 26, 1998 and Line of Credit Promissory Note in favor of Mellon Bank, N.A., dated as of March 25, 1998. (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1998, File No. 001-10109).

10.4	Benefit Equity Amended and Restated Trust Agreement between Beckman Coulter and Mellon Bank, N.A., as Trustee, for assistance in meeting stock-based obligations of the Company, dated as of February 10, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the Fiscal Year ended December 31, 1997, File No. 001-10109).

*10.5	Beckman Coulter’s Incentive Compensation Plan of 1990, amended and restated April 4, 1997, with amendments approved by stockholders April 3, 1997 and effective January 1, 1997 (incorporated by reference to Exhibit 10 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1997, File No. 001-10109).

*10.6	Amendment to Beckman Coulter’s Incentive Compensation Plan of 1990 adopted December 5, 1997 (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed January 13, 1998, Registration No. 333-24851).

*10.7	Beckman Coulter’s Incentive Compensation Plan, as amended by the Beckman Coulter’s Board of Directors on October 26, 1988 and as amended and restated by Beckman Coulter’s Board of Directors on March 28, 1989 (incorporated by reference to Exhibit 10.16 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1989, File No. 001-10109).

*10.8	Amendment to Beckman Coulter’s Incentive Compensation Plan, adopted December 5, 1997 (incorporated by reference to Exhibit 4.2 to Post Effective Amendment No. 1 to the Form S-8 Registration statement, filed January 13, 1998, Registration No. 33-31573).

10.9	Restricted Stock Agreement and Election (Cycle Three — Economic Value Added Incentive Plan), adopted by Beckman Coulter in 1996 (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year period ended December 31, 1996, File No. 001-10109).

*10.10	Form of Restricted Stock Agreement, dated as of January 3, 1997, between Beckman Coulter and certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 1997, File No. 001-10109).

*10.11	Beckman Coulter’s Supplemental Pension Plan, adopted by the Company October 24, 1990 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1990, File No. 001-10109).

*10.12	Amendment 1995-1 to Beckman Coulter’s Supplemental Pension Plan, adopted by Beckman Coulter in 1995, effective as of October 1, 1993 (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

*10.13	Amendment 1996-1 to Beckman Coulter’s Supplemental Pension Plan, dated as of December 9, 1996 (incorporated by reference to Exhibit 10.18 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1996, File No. 001-10109).

*10.14	Stock Option Plan for Non-Employee Directors, amended and restated effective as of August 7, 1997, (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

*10.17	Amendment 1997-1 to Beckman Coulter’s Employees’ Stock Purchase Plan, adopted effective January 1, 1998 and dated October 20, 1997 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

*10.18	Beckman Coulter’s Amended and Restated Deferred Directors’ Fee Program, amended as of June 5, 1997 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

*10.19	Amendment 1997-2 to Beckman Coulter’s Supplemental Pension Plan, adopted as of October 31, 1997 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 1997, File No. 001-10109).

*10.20	Form of Restricted Stock Award Agreement between Beckman Coulter and its non-employee Directors, effective as of October 3, 1997 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

*10.21	Form of Stock Option Grant for non-employee Directors (incorporated by reference to Exhibit 4.3 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 8, 1997, Registration No. 333-37429).

*10.22	Beckman Coulter’s Employees’ Stock Purchase Plan, amended and restated as of November 1, 1996, filed in connection with the Form S-8 Registration Statement filed with the Securities and Exchange Commission on December 19, 1995, File No. 33-65155 (incorporated by reference to Exhibit 10.29 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).

*10.23	Beckman Coulter’s Option Gain Deferral Program, dated January 14, 1998 (incorporated by reference to Exhibit 4.2 of Post-Effective Amendment No. 1 to the Form S-8 Registration Statement filed with the Securities and Exchange Commission on January 13, 1998, Registration No. 333-24851).

*10.24	Form of Coulter’s Special Incentive Plan and Sharing Bonus Plan, assumed by Beckman Coulter October 31, 1997 (incorporated by reference to Exhibit 10.38 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1997, File No. 001-10109).

10.25	Distribution Agreement, dated as of April 11, 1989, among SmithKline Beckman Corporation Beckman Coulter, and Allergan, Inc. (incorporated by reference to Exhibit 3 of SmithKline Beckman Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 14, 1989, File No. 1-4077).

10.26	Amendment to the Distribution Agreement effective as of June 1, 1989, among SmithKline Beckman Corporation, Beckman Coulter and Allergan, Inc. (incorporated by reference to Exhibit 10.26 of Amendment No. 2 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-28853).

10.27	Cross-Indemnification Agreement between Beckman Coulter and SmithKline Beckman Corporation (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to Beckman Coulter’s Form S-1 Registration Statement, File No. 33-24572).

*10.28	Amendment No. 1998-1, adopted and effective as of April 2, 1998, to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1998, File No. 001-10109).

10.29	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.5 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.30	Lease Agreement made as of June 25, 1998, between Beckman Coulter, Inc., and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.6 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.31	Lease Agreement made as of June 25, 1998, between Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.7 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.32	Lease Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.8 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.33	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Brea Trust, and NPDC-RI Brea Trust (incorporated by reference to Exhibit 2.9 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.34	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc. and Cardbeck Chaska Trust (incorporated by reference to Exhibit 2.10 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.35	Lease Modification Agreement made as of June 25, 1998, among Coulter Corporation and Cardbeck Miami Trust (incorporated by reference to Exhibit 2.11 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.36	Lease Modification Agreement made as of June 25, 1998, among Beckman Coulter, Inc., NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust (incorporated by reference to Exhibit 2.12 of Beckman Coulter’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

10.37	Guaranty of Lease, executed as of June 25, 1998, by Beckman Coulter, Inc. for the benefit of Cardbeck Miami Trust (incorporated by reference to Exhibit 2.13 of Beckman Coulter’s current report on Form 8-K filed with the Securities and Exchange Commission on July 9, 1998, File No. 001-10109).

*10.38	Beckman Coulter’s Amended and Restated Executive Deferred Compensation Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of Beckman Coulter’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69249).

*10.39	Beckman Coulter’s Amended and Restated Executive Restoration Plan dated October 28, 1998, effective as of September 1, 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 18, 1998, Registration No. 333-69251).

*10.40	Beckman Coulter’s Amended and Restated Savings Plan dated December 24, 1998, effective as of September 1998 (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on February 10, 1999, Registration No. 333-72081).

*10.41	Amendment 1998-1, adopted and effective as of April 2, 1998 to Beckman Coulter’s 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 1998, File No. 001-10109).

*10.42	Amendment 1999-1, adopted October 22, 1999 and effective as of September 1, 1998, to the Beckman Coulter, Inc. Executive Restoration Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 1999, File No. 001-10109).

*10.43	Amendment 1999-2, adopted November 23, 1999, to the Beckman Coulter, Inc. 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 10.51 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).

*10.44	Amendment 1999-1, adopted December 20, 1999, to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.52 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 1999, File No. 001-10109).

*10.45	Beckman Coulter, Inc. Savings Plan, Amendment 2000-1, dated June 5, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2000, File No. 001-10109).

*10.46	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).

*10.47	Beckman Coulter, Inc. Executive Deferred Compensation Plan, Amendment 2000-2, dated October 19, 2000 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).

*10.48	Beckman Coulter, Inc. Executive Restoration Plan, Amendment 2000-1, dated October 19, 2000 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2000, File No. 001-10109).

*10.49	Amendment 2000-2 adopted December 21, 2000 to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.56 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).

*10.50	Executive Retention Incentive Program Summary (February 2001) (incorporated by reference to Exhibit 10.57 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2001, File No. 001-10109).

*10.51	Amendment Number 2001-1 to the Beckman Coulter, Inc. Supplemental Pension Plan, adopted June 29, 2001 and effective as of January 1, 2001 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.52	2001 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.53	Amendment Number 2001-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 1, 2001 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.54	Amendment Number 2001-1 to the Beckman Coulter, Inc. Employees’ Stock Purchase Plan, adopted September 25, 2001 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2001, File No. 001-10109).

*10.55	2002 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2002, File No. 001-10109).

10.56	Amendment Number 2002-1 to the Beckman Coulter, Inc. Savings Plan, adopted November 25, 2002 (incorporated by reference to Exhibit 10.64 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-10109). .

10.57	Amendment Number 2002-2 to the Beckman Coulter, Inc. Savings Plan, adopted December 20, 2002 (incorporated by reference to Exhibit 10.65 of Beckman Coulter’s Annual Report to the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2002, File No. 001-10109).

*10.58	2003 Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2003, File No. 001-10109).

*10.59	2004 Executive Annual Incentive Plan (“AIP”) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2004, File No. 001-10109).

10.60	Beckman Coulter, Inc. Benefit Equity Trust Agreement, Dated as of October 5, 2004 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2004, File No. 001-10109).

*10.61	Retirement and Consulting Agreement between Beckman Coulter, Inc. and John P. Wareham dated June 30, 2005 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s report to the SEC on Form 8-K dated July 8, 2005, File No. 001-10109).

*10.62	Summary of Ms. Woods Compensation as Chairman of the Board (Incorporated by reference to Exhibit 2.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2005, File No. 001-10109).

*10.63	Amendment 2005-2 to the Beckman Coulter, Inc. Supplemental Pension Plan dated December 19, 2005 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.64	Amendment 2005-1 to the Beckman Coulter, Inc. 2004 Long-Term Performance Plan dated December 22, 2005 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.65	Amendment 2005-1 to the Beckman Coulter, Inc. Deferred Director’s Fee Program dated December 21, 2005 (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.66	Amendment 2005-1 to the Beckman Coulter, Inc. Executive Deferred Compensation Plan dated December 21, 2005 (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.67	Amendment 2005-1 to the Beckman Coulter, Inc. Executive Restoration Plan dated December 21, 2005 (incorporated by reference to Exhibit 10.5 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.68	Amendment 2005-1 to the Beckman Coulter, Inc. Savings Plan dated December 21, 2005 (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.69	Amendment 2006-1 to the Beckman Coulter, Inc. Savings Plan dated April 20, 2006 (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended March 31, 2006, File No. 001-10109).

*10.70	Summary Of The Beckman Coulter 2006 Executive Annual Incentive Plan (AIP) (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2006, File No. 001-10109).

*10.71	Transition and Retirement Agreement between Beckman Coulter, Inc. and Elias Caro dated July 26, 2006 (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended June 30, 2006, File No. 001-10109).

10.72	Agreement and Plan of Merger by and among Lumigen, Inc., Beckman Coulter, Inc., NLACQCO, Inc., The Undersigned Shareholders and the Shareholder Representative dated as of September 29, 2006 (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-10109).

10.73	Bridge Credit Agreement dated as of October 31, 2006 among Beckman Coulter, Inc. as Borrower, The Initial Lenders named therein as Initial Lenders, Citicorp North America, Inc. as Sole Administrative Agent, Banc of America Bridge LLC as Syndication Agent, Citigroup Global Markets Inc. and Banc of America Securities LLC as Lead Arrangers and Bookrunners (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ended September 30, 2006, File No. 001-10109).

10.74	Amended and Restated Credit Agreement effective January 31, 2005 among Beckman Coulter, Inc. as Borrower, the Initial Lenders named therein Citicorp USA, Inc. as Sole Administrative Agent, Bank Of America, N.A. As Sole Syndication Agent and Citigroup Global Markets Inc., and Banc Of America Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s report to the Securities and Exchange Commission on Form 8-K, dated January 31, 2005, File No. 001-10109).

*10.75	Amendment 2006-2 dated as of December 29, 2006 to the Beckman Coulter, Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.1 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ending March 31, 2007, File No. 001-10109).

*10.76	Amendment 2006-3 dated as of December 29, 2006 to the Beckman Coulter, Inc. Supplemental Pension Plan (incorporated by reference to Exhibit 10.2 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ending March 31, 2007, File No. 001-10109).

*10.77	Amendment 2006-2 dated as of December 29, 2006 to the Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 10.3 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ending March 31, 2007, File No. 001-10109).

*10.78	Amendment 2006-1 dated as of December 29, 2006 to the Beckman Coulter, Inc. Deferred Directors Fee Plan (incorporated by reference to Exhibit 10.4 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ending March 31, 2007, File No. 001-10109).

*10.79	Amendment 2006-1 dated as of December 29, 2006 to the Beckman Coulter, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ending March 31, 2007, File No. 001-10109).

*10.80	Amendment 2006-1 dated as of December 29, 2006 to the Beckman Coulter, Inc. Executive Restoration Plan (incorporated by reference to Exhibit 10.6 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ending March 31, 2007, File No. 001-10109).

*10.81	Separation Agreement and General Release dated as of January 25, 2007, between Beckman Coulter, Inc. and Bobby D. Spaid (incorporated by reference to Exhibit 10.7 of Beckman Coulter’s Quarterly Report to the Securities and Exchange Commission on Form 10-Q for the quarterly period ending March 31, 2007, File No. 001-10109).

*10.82	Beckman Coulter, Inc. 2007 Long-Term Performance Plan (incorporated by reference to Appendix B of the Company’s definitive proxy statement filed with the Securities & Exchange Commission on March 27, 2007).

*10.83	Beckman Coulter, Inc. Form of change in Control Agreement, dated as of April 27, 2007 between Beckman Coulter and certain of its Executive Officers and certain other key employees (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2007, File No. 001-10109).

10.84	Receivables Sale Agreement, dated October 31, 2007, between Beckman Coulter, Inc. as Originator, and Beckman Coulter Finance Company, LLC, as Buyer (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007, File No. 001-10109).

10.85	Receivables Purchase Agreement, dated October 31, 2007, among Beckman Coulter Finance Company, LOLC. As Seller, Beckman Coulter, Inc. as Servicer, Park Avenue Receivables Company LLC, JPMorgan Chase Bank, N.A., as Administrative Agent, and the financial institutions party thereto (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 6, 2007, File No. 001-10109).

10.86	Unit Purchase Agreement dated November 21, 2007 between Lumigen, Inc. as Buyer and Hashem Akhavan-Tafti, A. Paul Schaap, Richard S. Handlery, and Gary T. Priestap as Sellers (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on November 28, 2007, File No. 001-10109).

10.87	Interpurchaser Agreement, dated February 6, 2008, among Beckman Coulter, Inc., as Originator, Beckman Coulter Finance Company, LLC, De Lage Landen Financial Services, Inc., De Lage Landen Finance, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent. (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008, File No. 001-10109).

10.88	Omnibus Amendment to Receivables Purchase Agreement, dated February 6, 2008, among Beckman Coulter, Inc., as Servicer, Beckman Coulter Finance Company, LLC, as Seller, the financial parties thereto, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008, File No. 001-10109).

*10.89	Beckman Coulter, Inc, Separation Pay Plan, Amended and Restated Effective January 1, 2008 (incorporated by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008, File No. 001-10109).

*10.90	Beckman Coulter, Inc. Deferred Directors Fee Program (Amended and Restated Effective as of January 1, 2008)

*10.91	Beckman Coulter, Inc. Executive Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2008)

*10.92	Beckman Coulter, Inc. Executive Restoration Plan (Amended and Restated Effective as of January 1, 2008)

11.	Statement regarding computation of per share earnings (incorporated by reference to the discussions of “Earnings Per Share” located in Note 13 of the Consolidated Financial Statements for the year ended December 31. 2007 included in Item 8 of this report).

12.	Ratio of Earnings to Fixed Charges

21.	Significant Subsidiaries

23.	Consent of Independent Registered Public Accounting Firm

31.	Rule 13a-14(a)/15d-14(a) Certifications

32.	Section 1350 Certifications

99.1	II. Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beckman Coulter, Inc.

Date: February 25, 2008	By:	/s/ Scott Garrett
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

Signature	Title	Date
/s/ Scott Garrett Scott Garrett	President and Chief Executive Officer	February 25, 2008

/s/ Charles P. Slacik Charles P. Slacik	Senior Vice President and Chief Financial Officer	February 28, 2008

/s/ Carolyn D. Beaver Carolyn D. Beaver	Corporate Vice President, Controller and Chief Accounting Officer	February 28, 2008

/s/ Betty Woods Betty Woods	Chairman of the Board	February 27, 2008

/s/ James V. Mazzo James V. Mazzo	Director	February 25, 2008

/s/ Peter B. Dervan, Ph.D.	Director	February 25, 2008
Peter B. Dervan, Ph.D.

/s/ Kevin M. Farr	Director	February 27, 2008
Kevin M. Farr

/s/ Robert G. Funari	Director	February 26, 2008
Robert G. Funari

/s/ Charles A. Haggerty	Director	February 28, 2008
Charles A. Haggerty

/s/ Van B. Honeycutt	Director	February 26, 2008
Van B. Honeycutt

/s/ William N. Kelley, M.D.	Director	February 25, 2008
William N. Kelley, M.D.

/s/ Glenn S. Schafer	Director	February 28, 2008
Glenn S. Schafer

/s/ Susan R. Nowakowski	Director	February 28, 2008
Susan R. Nowakowski

INDEX TO EXHIBITS

Exhibit

10.90	Beckman Coulter, Inc. Deferred Directors Fee Program (Amended and Restated Effective as of January 1, 2008)

10.91	Beckman Coulter, Inc. Executive Deferred Compensation Plan (Amended and Restated Effective as of January 1, 2008)

10.92	Beckman Coulter, Inc. Executive Restoration Plan (Amended and Restated Effective as of January 1, 2008)

11	Statement regarding computation of per share earnings (incorporated by reference to the discussions of “Earnings Per Share” located in Note 13 of the Consolidated Financial Statements for the year ended December 31, 2007 included in Item 8 of this report).

12	Ratio of Earnings to Fixed Charges

21	Significant Subsidiaries

23	Consent of Independent Registered Public Accounting Firm

31	Rule 13a-14(a)/15d-14(a) Certifications

32	Section 1350 Certifications

99.1	II. Valuation and Qualifying Accounts