Form 10-Q
period 2008-03-31
BECKMAN COULTER INC
filed 2008-05-07
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer  ☐            (Do not check if a smaller reporting company)             Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.

The number of outstanding shares of the registrant’s common stock as of April 30, 2008 was 62,873,600 shares.

T able of Contents

Beckman Coulter, Inc.

FORM 10-Q for the Quarter Ended March 31, 2008

PART I—Financial In formation

Item 1.	Financial St atements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$70.5	$83.0
Trade and other receivables, net	732.4	726.5
Inventories	571.1	523.9
Deferred income taxes	76.4	79.2
Prepaids and other current assets	75.8	75.5

Total current assets	1,526.2	1,488.1
Property, plant and equipment, net	896.6	867.4
Goodwill	695.6	707.4
Other intangible assets, net	418.5	418.4
Other assets	103.6	113.0

Total assets	$3,640.5	$3,594.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$240.7	$224.8
Accrued expenses	388.4	438.2
Income taxes payable	25.1	32.0
Notes payable	55.4	89.4
Current maturities of long-term debt	14.0	12.8

Total current liabilities	723.6	797.2
Long-term debt, less current maturities	919.9	888.6
Deferred income taxes	78.2	73.4
Other liabilities	372.6	393.4

Total liabilities	2,094.3	2,152.6

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.6 and 68.5 at March 31, 2008 and December 31, 2007, respectively; shares outstanding 62.8 and 62.5 at March 31, 2008 and December 31, 2007, respectively	6.9	6.8
Additional paid-in capital	533.2	519.3
Retained earnings	1,278.7	1,246.2
Accumulated other comprehensive income (loss) (Note 5)	33.1	(12.8)
Treasury stock, at cost: 5.4 and 5.7 common shares at March 31, 2008 and December 31, 2007, respectively	(305.7)	(317.8)
Common stock held in grantor trust, at cost: 0.4 common shares at March 31, 2008 and December 31, 2007	(18.6)	(17.8)
Grantor trust liability	18.6	17.8

Total stockholders’ equity	1,546.2	1,441.7

Total liabilities and stockholders’ equity	$3,640.5	$3,594.3

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDAT ED STATEMENTS OF EARNINGS

(in millions, except amounts per share)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Product revenue	$618.3	$512.4
Service revenue	112.2	101.2

Total revenue	730.5	613.6

Cost of goods sold	308.2	243.8
Cost of service	87.0	72.4

Total cost of sales	395.2	316.2

Gross profit	335.3	297.4

Operating costs and expenses
Selling, general and administrative	203.6	175.4
Research and development	62.7	57.8
Restructuring	0.7	6.9

Total operating costs and expenses	267.0	240.1

Operating income	68.3	57.3

Non-operating (income) expense
Interest income	(2.6)	(4.6)
Interest expense	9.0	12.4
Other, net	5.2	2.2

Total non-operating expense	11.6	10.0

Earnings before income taxes	56.7	47.3
Income taxes	13.8	10.2

Net earnings	$42.9	$37.1

Basic earnings per share	$0.68	$0.60

Diluted earnings per share	$0.67	$0.59

Weighted average number of shares outstanding (in thousands)
Basic	63,042	61,848
Diluted	64,498	63,376

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CA SH FLOWS

(in millions)

(unaudited)

	Three Months Ended March 31,
	2008	restated 2007
Cash flows from operating activities
Net earnings	$42.9	$37.1
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	59.2	48.5
Provision for doubtful accounts receivable	1.0	2.0
Share-based compensation expense	9.5	6.1
Tax benefits from exercises of share-based payment awards	2.3	9.4
Excess tax benefits from share-based payment transactions	(2.3)	(8.8)
Gain on sale of building and land	(2.6)	-
Deferred income taxes	4.2	(1.3)
Changes in assets and liabilities
Trade and other receivables	15.0	37.3
Inventories	(31.5)	(33.3)
Accounts payable and accrued expenses	(38.6)	(12.1)
Income taxes payable	(7.3)	(16.6)
Long-term lease receivables	2.3	4.0
Other	7.5	(2.2)

Net cash provided by operating activities	61.6	70.1

Cash flows from investing activities
Additions to property, plant and equipment	(65.0)	(64.5)
Proceeds from sale of building and land	3.0	-
Payments for business acquisitions and technology licenses	(14.2)	(10.8)

Net cash used in investing activities	(76.2)	(75.3)

Cash flows from financing activities
Dividends to stockholders	(10.5)	(10.2)
Proceeds from issuance of stock	13.8	27.7
Repurchase of common stock held in grantor trust	(0.9)	(0.7)
Excess tax benefits from share-based payment transactions	2.3	8.8
Debt borrowings, net	30.1	(0.5)
Debt repayments	(36.2)	(6.0)
Debt acquisition costs	-	(0.3)

Net cash (used in) provided by financing activities	(1.4)	18.8

Effect of exchange rates on cash and cash equivalents	3.5	0.5

Change in cash and cash equivalents	(12.5)	14.1
Cash and cash equivalents – beginning of period	83.0	75.2

Cash and cash equivalents – end of period	$70.5	$89.3

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINA NCIAL STATEMENTS

(unaudited)

(amounts in tables in millions, except amounts per share)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Beckman Coulter, Inc. (the “Company,” “we,” “our”) is a leading manufacturer of biomedical testing instrument systems, tests and supplies that simplify and automate laboratory processes. Spanning the biomedical testing continuum—from pioneering medical research and clinical trials to laboratory diagnostics and point-of-care testing—our installed base of systems provides essential biomedical information to enhance health care around the world. We are dedicated to improving patient health and reducing the cost of care. Central laboratories of mid- to large-sized hospitals represent our most significant customer group.

Basis of Presentation

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

Our financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. To obtain a more detailed understanding of our results, these Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2007.

Revenue, expenses, assets and liabilities can vary between the quarters of the year. As such, our results of operations for the three month period ended March 31, 2008 is not necessarily indicative of the operating results to be expected for the full year or any future period.

Use of Estimates

We follow U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, including accounts receivable, inventory valuations, warranty accruals, lives of customer leased instruments, lives of property, plant and equipment, lives of intangible assets, value of long-lived assets, employee benefit plan obligations, environmental and litigation obligations, taxes, share-based compensation and others. These estimates and assumptions affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Condensed Consolidated Statements of Earnings in the period that they are determined.

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

The effective tax rate for the three months ended March 31, 2008 was 24.3%. The effective tax rate was impacted by discrete events. Discrete events that reduced tax expense consisted of a reduction in tax liabilities of $1.4 million for uncertain tax positions as a result of the expiration of statute of limitations and claims for refunds of $2.7 million for favorable adjustments to previously filed returns. Various other discrete events increased tax expense by $0.8 million.

The total amount of unrecognized tax benefits as of March 31, 2008 was $31.2 million, which if recognized, would primarily affect the effective tax rate in future periods.

FIN 48 requires us to accrue interest and penalties where there is underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of interest expense which is consistent with the prior year treatment. As of March 31, 2008, we had $4.4 million in accrued interest and penalties for taxes. We reversed $1.4 million of interest and penalties in the first quarter of 2008, primarily as a result of the expiration of the statute of limitations for our 2003 tax year in the U.S.

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. The statute of limitations expired on March 31, 2008 for our 2003 U.S. federal income tax return, which resulted in a reduction in our liabilities for uncertain tax positions of $6.4 million, of which $1.4 million reduced income tax expense and $5.0 million reduced goodwill. The tax years 2004 through 2006 remain open to U.S. federal income tax examination with tax years 2004 and 2005 currently under audit by the Internal Revenue Service. We are no longer subject to state income tax examinations by tax authorities in our major state jurisdictions for years prior to 2003. The earliest tax years of countries in which our major international subsidiaries are subject to non-U.S. income tax examinations by tax authorities are: Switzerland, 1998; Hong Kong, 2000; Germany and Italy, 2003; Japan and the United Kingdom, 2004; Canada, 2005; and France, 2006.

A number of years may elapse before an uncertain tax position is finally resolved. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, management believes the reserves for income taxes reflect the most probable outcome. We adjust these reserves, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and effective tax rate in the period of resolution, except for the resolution of certain tax contingency matters related to acquisitions, which would result in an adjustment to goodwill. As of March 31, 2008, it is reasonably possible that our liability for uncertain tax positions will be reduced as a result of the settlement of tax positions with various tax authorities. The amount of any reduction cannot reasonably be estimated at this time.

Recently Adopted Accounting Standards

Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, the Emerging Issues Task Force (“EITF”) issued a consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). The EITF reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contract arrangement, should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this issue prospectively for new contracts entered into on or after the January 1, 2008 effective date. We adopted the provisions of EITF 07-3 in the first fiscal quarter of 2008. The adoption did not have a material impact on our consolidated financial position and results of operations.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the EITF issued a consensus on EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). The EITF reached a consensus that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity classified nonvested equity shares, nonvested equity share units, and outstanding equity share options, should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. This issue was applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning with our fiscal 2008. The adoption of EITF 06-11 in the first fiscal quarter of 2008 did not have a material impact on our consolidated financial position and results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”) to provide enhanced guidance when using fair value to measure financial and non-financial assets and liabilities. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value that should result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements.

In February 2008, FSP FAS 157-2 (“Effective Date of FASB Statement No. 157”) (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As a result, we elected to defer the requirements of SFAS 157 in accordance with FSP FAS 157-2, as it relates to our non-financial assets and non-financial liabilities until January 1, 2009. Our non-financial assets and liabilities to which SFAS 157 has not been applied include goodwill and other intangible assets, and other long-lived assets (for purposes of impairment assessments), asset retirement obligations and exit or disposal activities. We adopted the remaining provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 in the first fiscal quarter of 2008 did not have a material impact on our financial statements. See Note 4 “Fair Value Measurements” for further discussion.

New Accounting Standards Not Yet Adopted

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This statement applies to recognized intangible assets that are accounted for pursuant to FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. FSP FAS 142-3 applies prospectively to all intangible assets newly acquired after the effective date of January 1, 2009. Additional disclosures are required for all capitalizable intangible assets as of the effective date.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement applies to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This includes disclosing the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using instruments. This statement must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This FSP provides guidance on accounting for transfers of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. This statement applies prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after January 1, 2009. Earlier application is not permitted.

Accounting for Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) also nullifies EITF 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination” which required entities to record adjustments to deferred tax assets and uncertain tax position balances arising in a business combination as an increase or decrease to goodwill (irrespective of the one-year allocation period). This requirement applies to all business combinations regardless of consummation date. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the transition provisions of EITF 93-7. Early adoption is prohibited.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, “Consolidated Financial Statements” (“ARB 51”) (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. This statement improves comparability by eliminating that diversity. This statement is effective beginning January 1, 2009. Earlier adoption is prohibited. This statement shall be applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which shall be applied retrospectively. The adoption of SFAS 160 is not expected to have an impact on our consolidated financial position, results of operations and cash flows.

Accounting for Collaborative Arrangements

In November 2007, the EITF issued a consensus on EITF 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). The EITF reached a consensus on how to determine whether an arrangement constitutes a collaborative arrangement, how costs incurred and revenue generated on sales to third parties should be reported by the partners to a collaborative arrangement in each of their respective income statements, how payments made to or received by a partner pursuant to a collaborative arrangement should be presented in the income statement, and what participants should disclose in the notes to the financial statements about a collaborative arrangement. This issue shall be effective for fiscal years beginning after December 15, 2008. Entities should report the effects of applying this issue as a change in accounting principle through retrospective application to all periods to the extent practicable. Upon application of this issue, the following should be disclosed: a) a description of the prior-period information that has been retrospectively adjusted, if any, and b) the effect of the change on revenue and operating expenses (or other appropriate captions of changes in the applicable net assets or performance indicator) and on any other affected financial statement line item. We are currently evaluating the impact, if any, of the adoption of EITF 07-1 on our consolidated financial position, results of operations and cash flows.

Accounting for Convertible Debt That May be Settled in Cash Upon Conversion

The FASB recently published proposed FSP APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-a”).” Under the proposed FSP, convertible debt securities that may be settled in cash, including partial cash settlement, would be separated into a debt and equity component. The value assigned to the debt component as of the issuance date would be the estimated fair value based on a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the securities and the estimated fair value assigned to the debt component would represent the equity component which would be recorded to additional paid-in-capital. As a result, the debt would be recorded at a discount reflecting its below market coupon interest rate and would subsequently be accreted to its par value over its expected life, using the rate of interest that reflects the market rate at issuance. This change in methodology is expected to negatively affect our earnings and earnings per share as interest expense would reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. The proposal would require retrospective application and the new model for cash-settleable convertible instruments will apply to both new and previously issued instruments in current and comparative periods in fiscal years beginning after December 15, 2008. The FASB began its re-deliberations of the guidance in FSP APB 14-a in the first quarter 2008 and it is anticipated that the final FSP will be issued in the second calendar quarter of 2008. We currently estimate that the FSP, if adopted in 2009 as proposed, will reduce our diluted earnings per share by approximately $0.12 to $0.13 for 2007 and 2008.

Changes in Presentation

In connection with the preparation of the Consolidated Financial Statements for the year ended December 31, 2007, management determined that the amounts previously reported on our Condensed Consolidated Statements of Cash Flows for additions to property, plant and equipment, changes in inventories, long-term lease receivables, other and depreciation and amortization expense were incorrect due to inadvertent errors in summarizing these amounts. These immaterial errors resulted in an overstatement of cash flows provided by operating activities, with an equal overstatement of cash flows used in investing activities, but had no effect on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings as presented in our Form 10-Q for the quarter ended March 31, 2007. The amounts presented in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2007, have been restated to correct these immaterial errors, as set forth in the following table:

	Previously Reported	restated
Depreciation and amortization	$ 54.6	$ 48.5
Change in inventories	(27.0)	(33.3)
Change in long-term lease receivables	4.9	4.0
Change in other	(3.1)	(2.2)
Net cash provided by operating activities	82.5	70.1
Additions to property, plant and equipment	(76.9)	(64.5)
Net cash used in investing activities	(87.7)	(75.3)

Note 2.	Restructuring Activities and Asset Impairment Charges

In January 2007, as part of our previously announced strategic supply chain management initiative, we announced our intention to close our operations in Palo Alto, California and relocate them to Indianapolis, Indiana. Additionally, in 2007, we announced the closure and relocation of other manufacturing and distribution sites. As part of these activities, in the first quarter of 2008 and 2007 we recorded restructuring charges of $0.7 million (net of $2.6 million gain on sale of building and land in Hialeah, Florida) and $6.9 million, respectively. From January 2007 to March 2008 we have incurred a total of $18.4 million of net restructuring and asset impairment charges associated with our supply chain management initiatives.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheets at March 31, 2008:

Balance at December 31, 2007	$ 11.3
Additional charges	3.3
Cash payments in 2008	(3.9)

Balance at March 31, 2008	$ 10.7

Note 3.	Derivatives

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

Foreign Currency

We manufacture our products principally in the U.S., but generated approximately 50% of our revenue in the first three months of 2008 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany revenue to our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow or fair value hedges were discontinued in the three months ended March 31, 2008 and 2007.

Derivative gains and losses on effective hedges included in accumulated other comprehensive income are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. We estimate that substantially all of the $8.8 million of unrealized loss ($5.4 million after tax) included in accumulated other comprehensive income at March 31, 2008 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. We have cash flow hedges at March 31, 2008, which settle as late as July, 2009.

Note 4.	Fair Value Measurements

Effective January 1, 2008, we implemented SFAS 157 for our financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability and include situations where there is little, if any, market activity for the asset or liability.

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

		Fair Value Measurements at Reporting Date Using
Description	Fair Value at March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$ 1.2		$ 1.2
Option contracts	1.9		1.9

Our financial assets and liabilities have been classified as Level 2. These assets have been initially valued at the transaction price and subsequently valued using market data including quotes, benchmark yields, spot rates, and other industry and economic events. When necessary we validate our valuation techniques by understanding the models used and obtaining market values from pricing sources.

Note 5.	Comprehensive Income (Loss)

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months Ended March 31,
	2008	2007
Net earnings	$ 42.9	$ 37.1

Other comprehensive income (loss)
Foreign currency translation adjustments	38.5	3.4
Net actuarial gains associated with pension and other postretirement benefits, net of income taxes of $3.5 for the three months ended March 31, 2008	5.4	-
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $1.0 for the three months ended March 31, 2008	1.6	-
Derivatives qualifying as hedges:
Net derivative (losses) gains, net of income taxes of $0.3 and $0.3 for the three months ended March 31, 2008 and 2007, respectively	(0.5)	0.4
Reclassifications to expense (income), net of income taxes of $0.5 and $0.1 for the three months ended March 31, 2008 and 2007, respectively	0.9	(0.1)

Other comprehensive income	45.9	3.7

Total comprehensive income	$ 88.8	$ 40.8

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	March 31, 2008	December 31, 2007
Cumulative currency translation adjustments	$ 193.2	$ 154.7
Pension and other postretirement plan liability adjustments	(154.7)	(161.7)
Net unrealized loss on derivative instruments	(5.4)	(5.8)

Total accumulated other comprehensive income (loss)	$ 33.1	$ (12.8)

Note 6.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended March 31,
	2008			2007
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$ 42.9	63.042	$ 0.68	$ 37.1	61.848	$ 0.60
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	1.456	(0.01)	-	1.528	(0.01)

Diluted EPS:
Net earnings	$ 42.9	64.498	$ 0.67	$ 37.1	63.376	$ 0.59

For the three months ended March 31, 2008 and 2007, there were 0.9 million shares and 2.5 million shares, respectively relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been anti-dilutive.

We expect the principal amount of the convertible senior notes due 2036, (“Convertible Notes”) issued in December 2006 to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the three months ended March 31, 2008 and 2007 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

Note 7.	Sale of Assets

During the three months ended March 31, 2008 and 2007, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $16.3 million and $12.6 million, respectively, for which we received cash proceeds of $16.3 million and $12.5 million, respectively. Substantially all of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales. As a result, the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 8.	Composition of Certain Financial Statement Items

Inventories consisted of the following:

	March 31, 2008	December 31, 2007
Raw materials, parts and assemblies	$ 168.2	$ 148.2
Work in process	21.8	19.6
Finished products	381.1	356.1

	$ 571.1	$ 523.9

Changes in the product warranty obligation were as follows:
Balance at December 31, 2007	$ 12.5
Current period warranty charges	6.3
Current period utilization	(5.3)

Balance at March 31, 2008	$ 13.5

Note 9.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the three months ended March 31, 2008 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2007	$687.5	$19.9	$707.4
Acquisitions and related adjustments	(9.4)	-	(9.4)
Settlements of pre-acquisition tax adjustments	(3.3)	-	(3.3)
Currency translation adjustment	0.1	0.8	0.9

Goodwill at March 31, 2008	$674.9	$20.7	$695.6

Other intangible assets consisted of the following:

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$ 128.9	$ (32.0)	$ 96.9	$ 122.8	$ (29.1)	$ 93.7
Customer relationships	219.2	(77.5)	141.7	218.4	(74.6)	143.8
Other	70.9	(31.1)	39.8	69.5	(28.7)	40.8

	419.0	(140.6)	278.4	410.7	(132.4)	278.3
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	66.6	-	66.6	66.6	-	66.6

	$ 559.1	$(140.6)	$ 418.5	$ 550.8	$ (132.4)	$ 418.4

Estimated future intangible asset amortization expense consists of the following:

2008	$22.4
2009	29.3
2010	28.8
2011	27.4
2012	23.9
Thereafter	146.6

Total	$278.4

Note 10.	Debt

Certain of our borrowing agreements contain covenants that we must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At March 31, 2008, we were in compliance with such covenants.

Note 11.	Share-Based Compensation

Share-based compensation expense was $9.5 million and $6.1 million for the three months ended March 31, 2008 and 2007, respectively. Stock option and nonvested stock expense increased in the current year due to a change in our retirement eligibility rules. For stock option grants in 2008, retirement eligible employees are no longer required to be one year into the vesting schedule in order for their shares to become fully vested upon retirement. For nonvested stock grants in 2008, new terms have been added to the agreement to allow stock units to become fully vested upon retirement, death, or disability after the first year anniversary of the award date.

Note 12.	Retirement Benefits

In the first quarter of 2008, the Company received the final valuations of its pension plans and other postretirement benefit plans to reflect actual census data as of January 1, 2008. This valuation resulted in an increase to pension obligations of $11.2 million and a decrease to postretirement obligations of $20.1 million. Additionally, other comprehensive income increased by $5.4 million and long-term deferred tax liabilities increased by $3.5 million. There is no impact to the Condensed Consolidated Statements of Earnings.

For the three months ended March 31, 2008 and 2007, the net pension and postretirement benefit costs were comprised of:

	Pensions
	U.S. Plans		Non-U.S. Plans		PostRetirement Benefit Plans
	2008	2007	2008	2007	2008	2007
Service cost-benefits earned during the period	$4.3	$4.4	$1.4	$1.8	$0.5	$0.5
Interest cost on benefit obligation	10.2	9.8	2.8	2.4	1.9	1.9
Expected return on plan assets	(14.1)	(14.5)	(3.1)	(2.9)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	-	(1.1)	(1.0)
Actuarial loss	3.0	2.5	0.4	0.5	0.3	0.4

Net periodic benefit costs	$3.6	$2.4	$1.3	$1.8	$1.6	$1.8

We did not make any contributions to our defined benefit plans for the three months ended March 31, 2008 and 2007.

Note 13.	Commitments and Contingencies

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

In 1998, we entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with our Miami facility. The State of Florida asserted that payments made by us pursuant to the sale-leaseback transaction are subject to commercial rental tax under applicable state laws. Cardbeck has demanded that we pay these taxes and has filed an action in Miami-Dade County, Florida Circuit Court seeking a declaratory ruling that we are in breach of the lease if we fail to pay them. This action is currently stayed. We have filed an action in Leon County, Florida Circuit Court seeking a judicial ruling that no taxes are due, paid approximately $2.4 million to settle the State’s claim for taxes for the period from June 2000 to February 2005, and posted a bond for approximately $5 million covering taxes that are currently unpaid. We believe our position that the payments to Cardbeck are not subject to the State’s commercial rental tax is supported by relevant prior case law. While we believe that we should prevail in both actions, we cannot at this time predict or determine the outcome of this litigation, nor can we estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, no accrual has been made for any potential exposure.

In June 2006, Wipro Limited (“Wipro”), our former distributor in India, initiated an arbitration action against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the distributor relationship with Wipro, alleging that certain actions by Beckman Coulter India Private Limited (“BCIPL”), our India subsidiary, breached their contract. Wipro currently is claiming that they have suffered damages of $12.8 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. We cannot at this time predict or determine the outcome of this litigation, nor can we estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, no accrual has been made for any potential exposure.

On August 16, 2007, a former employee of ours filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleges claims on the plaintiff’s own behalf and also on behalf of a purported class of former and current Beckman Coulter employees. The complaint alleges, among other things, that we violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs and certain overtime payments. It also alleges that we engaged in unfair business practices. The plaintiff is seeking back pay, statutory penalties, and attorneys’ fees and seeks to certify this action on behalf of our nonexempt California employees. We believe we have defenses to the claims asserted in this action, however, we are unable to assess the likelihood of an unfavorable outcome and cannot give any assurances regarding the ultimate outcome of this lawsuit. An unfavorable resolution could be material to our operating results for any particular period, depending upon the level of income for the period. No accrual has been made for any potential exposure.

Note 14.	Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Through fiscal year-end 2007, we operated our business on the basis of a single reportable segment consisting of four product areas. Beginning in the first fiscal quarter of 2008, we began to measure our business on the basis of two reportable segments– Clinical Diagnostics and Life Sciences. As a result, amounts previously reported in the prior year have been reclassified to reflect our business on the basis of our two reportable segments. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 85% of our consolidated revenue. The products within Clinical Diagnostics are Chemistry and Clinical Automation, Cellular and Immunossay and Molecular Diagnostics. Our Life Sciences segment includes systems used in disease research performed in academic centers as well as therapeutic research performed by biopharmaceutical companies.

Management evaluates business segment performance on a revenue and operating income (loss) basis, exclusive of certain adjustments which are not allocated to our segments for performance assessment by our chief operating decision maker. We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segment’s operating income to consolidated earnings before income taxes:

	Three Months Ended March 31,
	2008	2007
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$215.6	$183.9
Cellular	231.5	194.4
Immunossay and Molecular Diagnostics	172.9	141.9

Total Clinical Diagnostics	620.0	520.2
Life Sciences	110.5	93.4

Total revenues	$730.5	$613.6

Segment operating income:
Clinical Diagnostics	$58.0	$63.1
Life Sciences	12.0	1.1

Total segment operating income	70.0	64.2
Restructuring expenses	(0.7)	(6.9)
Fair market value inventory adjustment	(1.0)	-

Total operating income	68.3	57.3

Non-operating (income) expense:
Interest income	(2.6)	(4.6)
Interest expense	9.0	12.4
Other	5.2	2.2

Total non-operating expense	11.6	10.0

Earnings before income taxes	$56.7	$47.3

Our principal markets are the United States and international markets. The United States information is presented separately since the Company is headquartered in the United States. United States revenues represented 50% and 54% of our total consolidated revenues for the three month periods ended March 31, 2008 and 2007, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	Three Months Ended March 31,
	2008	2007
Revenues by geography:
United States	$367.3	$331.9
Europe	162.9	138.4
Emerging Markets*	66.2	43.3
Asia Pacific	83.8	58.0
Other**	50.3	42.0

Total revenues	$730.5	$613.6

	March 31, 2008	December 31, 2007
Long-lived assets by geography:
United States	$1,705.3	$1,724.3
International	409.0	381.9

Total long lived assets	$2,114.3	$2,106.2

*	Includes Eastern Europe, Russia, Middle East, Africa and India
**	Includes Canada and Latin America

Note 15.	Subsequent Events

On April 30, 2008, we entered into a non-exclusive, non-transferable sublicense agreement with Siemens Healthcare Diagnostics, Inc. to receive certain patent rights to testing for the hepatitis C virus (“HCV”). Under the agreement, we can develop, manufacture and sell a quantitative viral load HCV blood test for use on our molecular diagnostic instrument, which is in development. As a result, we expect to take a research and development charge of $12.0 million in the second quarter of 2008.

In connection with our June, 1998 sale and leaseback of four facilities, we entered into tri-party foreign currency swap agreements with the landlords and certain banks to convert the Yen payments required under the leases to U.S. dollars. In accordance with the transition provisions of SFAS 133, we elected not to separate embedded derivatives in hybrid instruments entered into before January 1, 1999 and, therefore, the foreign currency swaps embedded in the lease agreements are not separately recognized in our financial statements. Payments under the swap agreements are considered contingent rent payments and are recognized when they are probable. Rental payments in Yen are recognized on a straight line basis over the 20 year lease term. In accordance with the terms of the original swap agreements, in April 2008 we began negotiating an extension of the foreign currency swap agreements and expect to pay a fee in the second quarter of 2008. It is currently expected that this payment will be within the range of $5 to $7 million. This payment will be recorded as an expense in the second quarter of 2008, the period in which the payment becomes probable. Additionally, rental expense under the lease agreements will continue to be recorded on a straight line basis, based on the fixed Yen lease payment required under the lease agreements.

Item 2.	Management’s Discussion and A nalysis of Financial Condition and Results of Operations

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

Overview

We are a leading developer, manufacturer and marketer of products that simplify, automate and innovate complex biomedical testing, so our customers can easily and efficiently produce accurate and precise information, improving the overall quality of patient test results. Biomedical testing provides valuable information, guiding nearly every decision in health care, whether from a clinical laboratory reporting critical findings on a patient blood sample or a research laboratory seeking to better understand the basis of a life-threatening disease. Our customers include governmental agencies, hospitals, physicians’ offices, diagnostic reference laboratories, pharmaceutical and biotechnology companies, universities, medical schools and research institutions. We design, manufacture, and sell systems, services, reagents and supplies to clinical and life science laboratories around the world. We market our products in more than 130 countries, with approximately half of our revenue in the first three months of 2008 coming from outside the United States (“U.S.”). Our products combine sophisticated analytical instruments, user-friendly software and highly sensitive chemistries, integrated into complete and simple to use systems. Our product lines address nearly all blood tests routinely performed in hospital laboratories and a range of systems for life science and pharmaceutical research.

Our instruments are generally provided to customers under operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Most lease contracts provided to customers are done under OTL arrangements. Our lease arrangements primarily take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. About 79% of our total revenue in the first quarter was generated by recurring revenue from supplies, test kits, services and OTL payments.

Strategic Initiatives

Our strategy is to extend our leadership in simplifying, automating and innovating customers’ processes, by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments. Our strategic initiatives for 2008 focus on key growth drivers and operational improvements as follows:

•

continuing to grow our immunoassay market share through our family of immunoassay instruments, test menu expansion, our growing family of chemistry and immunoassay workcells and leveraging our strong market position in chemistry and cellular systems;

•	integrating our flow cytometry acquisition;

•	launching our next generation hematology analyzer, the DxH;

•	pursuing opportunities through geographic market expansion in emerging markets which continue to provide attractive opportunities for growth;

•

staying on pace for the 2010 launch of our automated “sample-to-result” fully integrated molecular diagnostics system for clinical laboratories. Costs for the project are anticipated to be between $15 and $20 million per year through 2010 excluding any licensing fees for the test menu. In 2008, milestones include the development of a fully functional breadboard with assays by the first half and the first prototype by year end; and

•

focusing on achievement of operating excellence throughout our supply chain and business operations. We will drive additional improvements in manufacturing, distribution and all our business processes through company wide application of “Lean Six-Sigma” tools and the implementation of a comprehensive enterprise resource planning system over the course of the next few years. These tools should deliver continuous improvements to our overall productivity.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, our accounting policies, assumptions, estimates and judgments are reviewed by management to ensure that our financial statements are presented fairly in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.

Both our accounting policies and estimates are essential in understanding MD&A and results of operations. We describe our significant accounting policies in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, we discuss our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in our accounting policies or estimates since the end of 2007.

Results of Operations

Through December 31, 2007, we reported our business on the basis of a single reportable segment consisting of four product areas. Beginning in the first fiscal quarter of 2008, we began to measure our business on the basis of two reportable segments– Clinical Diagnostics and Life Sciences. The Clinical Diagnostics segment represents approximately 85% of our consolidated revenue and includes products used to evaluate and analyze bodily fluids, cells and other patient samples. The three product areas within Clinical Diagnostics are 1) Chemistry and Clinical Automation, 2) Cellular and 3) Immunossay and Molecular Diagnostics. Our Life Sciences segment, on the other hand, includes systems used in disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies.

To facilitate our understanding of results, we review revenue on both a reported and constant currency basis (constant currency growth is not a U.S. GAAP defined measure of revenue growth). We define constant currency revenue as current period revenue in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate for that period, computed monthly. Constant currency growth as presented herein represents:

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

Executive Summary

First quarter revenue of $730.5 million was up 19.1% over the same period a year ago, while in constant currency, revenue increased 14.5%. Sales to both Clinical Diagnostics and Life Sciences customers grew at double-digit rates. Revenue from our Clinical Diagnostics segment increased $99.8 million or 19.2% over prior year, or 14.8% in constant currency. Revenue from our Life Sciences segment increased $17.1 million or 18.3% over last year’s quarter, or 12.8% in constant currency, however we do not expect similar growth in Life Sciences to continue. The growth in both segments was primarily due to strong instrument sales in 2008, whereas instrument sales in Life Sciences were weak in the first quarter 2007. Within Clinical Diagnostics, immunoassay was up more than 23% and chemistry was up 16%. Cellular was up more than 19%, with the flow cytometry products acquired from Dako Denmark A/S (“Dako”) contributing 3.1% to this growth.

Gross profit margin during the first quarter 2008 declined about 260 basis points to 45.9%, compared to the first quarter 2007. The decline in gross margin is due to a strong instrument sales mix in both our Clinical Diagnostics and Life Sciences segments and the expansion of our installed base of instruments. Instrument sales generate lower gross margins than our consumables sales, particularly in emerging markets.

Operating income during the first quarter increased by $11.0 million or 19.2% over the prior year period due to the higher sales volume, partially offset by higher research and development (“R&D”) expenses and selling, general and administrative expenses. Overall, however, operating expenses as a percent of sales decreased from 39.1% to 36.6%.

Our effective tax rate in the first quarter 2008 was 24.3% as compared to 21.6% for the first quarter 2007. The effective tax rate for both periods was impacted by discrete events. The increase in the tax rate between the first quarter 2007 and the first quarter 2008 is the result of higher favorable discrete items in the first quarter of 2007, primarily attributable to adjustments related to prior years’ state taxes, as compared to the 2008 discrete items.

Net earnings increased by 15.6% to $42.9 million or $0.67 per fully diluted share for the first quarter 2008, compared to $37.1 million or $0.59 per fully diluted share for the first quarter of 2007.

Revenue

The following table compares revenue by reportable segment and geography for the three months ended March 31, 2008 and 2007 (dollar amounts in millions):

	Three months ended March 31		Reported Growth %	Constant Currency Growth % *
	2008	2007
Segment revenues:
Clinical Diagnostics:
Chemistry and Clinical Automation	$ 215.6	$ 183.9	17.2%	12.9%
Cellular	231.5	194.4	19.1%	14.7%
Immunossay and Molecular Diagnostics	172.9	141.9	21.8%	17.4%

Total Clinical Diagnostics	620.0	520.2	19.2%	14.8%
Life Sciences	110.5	93.4	18.3%	12.8%

Total revenue	$ 730.5	$ 613.6	19.1%	14.5%

Revenues by geography:
United States	$ 367.3	$ 331.9	10.7%	10.7%
Europe	162.9	138.4	17.7%	7.4%
Emerging Markets**	66.2	43.3	52.9%	45.7%
Asia Pacific	83.8	58.0	44.5%	36.2%
Other***	50.3	42.0	19.8%	6.2%

Total revenue	$ 730.5	$ 613.6	19.1%	14.5%

*	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
**	Includes Eastern Europe, Russia, Middle East, Africa and India
***	Includes Canada and Latin America

Clinical Diagnostics

In the U.S., Clinical Diagnostics grew by 10.6% centered on strong immunoassay sales, while clinical chemistry increased by 9.4% and Cellular was up over 12%. Internationally, revenue growth increased 30.0% (20.1% in constant currency) due to high instrument sales in Cellular analysis which increased 47.5% (40% in constant currency) in comparison to the prior year and an increase in immunoassay sales of 39.9% (28.9% in constant currency).

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from Chemistry and Clinical Automation increased by 17.2% for the three months ended March 31, 2008. Sales in international markets were particularly strong, growing 26.2%, or 16.3% in constant currency. Also contributing to the increase was clinical lab automation which grew 27.5%, signaling continued strong interest in our systems. Clinical lab automation continues to be a key emphasis as our customers increasingly focus on the efficiency and cost savings that can be provided by increased automation.

Cellular

Demand for Cellular continues to be strong as first quarter revenue increased by 19.1% compared to the prior year quarter. Growth was primarily due to increased instrument sales of our hematology and flow cytometry products. Revenue growth in flow cytometry was due in part to our prior year flow cytometry acquisition. Excluding revenue from the acquisition of the flow cytometry line from Dako, Cellular growth was 16.0%. Cellular instrument revenue growth was high in comparison to a weak first quarter 2007. Growth in Cellular also was aided by an increase in the production plan, helping us to overcome the previously announced production delays.

Immunoassay and Molecular Diagnostics

Revenue in Immunossay and Molecular Diagnostics increased by 21.8% for the three months ended March 31, 2008 when compared to the same period in the prior year. This increase is due, in part, to higher levels of instrument shipments including our new workcells as we continue to grow our installed base. The following also contributed to the increase in revenue for the quarter ended March 31, 2008:

•	steady placements of our UniCel® DxI 800 Synchron® Access® Immunoassay System, an advanced high-throughput analyzer,

•	increased utilization of new reagents and tests, and

•	consumables growth from an expanding installed base of Access® family of immunoassay systems.

Life Sciences

Our Life Sciences segment primarily consists of centrifugation, life science automation, and capillary electrophoresis (“CE”) based separation systems including sequencing. Overall, revenue in this segment experienced an increase of 18.3% or 12.8% in constant currency. Growth in revenue was mainly due to increased instrument sales in the first quarter of 2008 versus a relatively weak first quarter of 2007. Life Sciences growth in the U.S. was 11.0% in comparison to the same period a year ago. Internationally, revenue increased over prior year quarter by 24.3% or 14.4% in constant currency. The increase was in part due to revenue growth in emerging markets due to strong CE, centrifugation and life sciences automation placements.

Revenue by Major Geography

Overall, revenue in the U.S. was up 10.7% for the three months ended March 31, 2008 in comparison to the three months ended March 31, 2007, with strong revenue trends in all product areas.

U.S. revenue increased by 10.6% primarily due to an increase in hardware placements.

International revenue was up 28.9% for the three months ended March 31, 2008, or 19.1% in constant currency in comparison to the prior year. Increase in international revenue was mostly due to growth in Cellular of 26.7% (17.7% in constant currency). Also contributing to this increase were strong immunoassay sales in Immunoassay and Molecular Diagnostics.

Revenue in Europe rose by 17.7% (7.4% in constant currency) for the three months ended March 31, 2008. Increase in revenue was driven by growth within the Immunoassay and Molecular Diagnostics product area. Automation and workcells are becoming a key factor in expanding our growth in Europe, with automation revenue more than doubling in the region. Sales in Italy and the United Kingdom had particularly strong revenue growth.

Revenue from Emerging Markets increased by 52.9% (45.7% in constant currency) for the three months ended March 31, 2008 primarily driven by a weak U.S. dollar. This aided in our ability to expand our installed base of instruments in this market significantly contributing to revenue growth in all product areas.

Sales in Asia Pacific increased by 44.5% (36.2% in constant currency) for the three months ended March 31, 2008. Revenue growth in China was 83.2% (80.3% in constant currency) for the three months ended March 31, 2008. The noted growth in revenue was due to our efforts to expand our presence and installed base in this growing market.

Service Revenue

Service revenue, which is derived from contracts for service and from maintenance calls on our installed base of instruments, increased 10.9% to $112.2 million in the first quarter of 2008 from $101.2 million in the first quarter of 2007. The increase is due primarily to our growing installed base of instruments under service contracts.

Gross Profit

	Three Months Ended March 31,
	2008	2007	Percent Change
(in millions)
Gross profit	$ 335.3	$ 297.4	12.7%
As a percentage of total sales	45.9%	48.5%	(2.6)%

Gross profit margin decreased 260 basis points to 45.9%, primarily due to a higher mix of lower margin hardware placements. The gross profit margin in 2008 is comparable to the gross profit margin in the second quarter 2007, which had a similar mix of instrument sales.

Operating Expenses

	Three Months Ended March 31,
	2008	2007	Percent Change
(in millions)
Selling, general and administrative	$ 203.6	$ 175.4	16.1%
As a percentage of total sales	27.9%	28.6%	(0.7)%

The increase in selling, general and administrative was primarily attributed to:

•	increased spending on selling and marketing activities, including compensation costs, to support our revenue growth.

•	increased costs as a result of the translation of international costs due to comparative weakness of the U.S. dollar.

•

increased stock compensation expense in the first quarter 2008 as a result of changes in the vesting terms of newly issued share-based grants in 2008, increasing selling, general and administrative by $3.5 million.

•	incremental operating expenses from our flow cytometry acquisition.

	Three Months Ended March 31,
	2008	2007	Percent Change
(in millions)
Research and Development	$ 62.7	$ 57.8	8.5%
As a percentage of total sales	8.6%	9.4%	(0.8)%

The increase in research and development of $4.9 million in the first quarter of 2008 compared to the same quarter last year is mainly due to our increased investment in our molecular diagnostics development project.

Operating Income

Management evaluates business segment performance on a revenue and operating income basis exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the three month periods ended March 31, 2008 and March 31, 2007 and a reconciliation of our segment’s operating income to consolidated earnings before income taxes:

	Three Months Ended March 31,
	2008	2007
Operating income:
Clinical Diagnostics	$58.0	$63.1
Life Sciences	12.0	1.1

Total segment operating income	70.0	64.2
Restructuring expenses	(0.7)	(6.9)
Fair market value inventory adjustment	(1.0)	-

Total operating income	68.3	57.3

Non-operating (income) expense:
Interest income	(2.6)	(4.6)
Interest expense	9.0	12.4
Other	5.2	2.2

Total non-operating expense	11.6	10.0

Earnings before income taxes	$56.7	$47.3

The $5.1 million decrease in operating income from our Clinical Diagnostics segment in the first quarter of 2008 was primarily due to the funding of investments we are making in growing this segment, including an increase in hardware sales mix to support our growing installed base, coupled with higher selling and marketing activities to support our revenue growth and higher research and development expenses.

The $10.9 million increase in operating income from our Life Science’s segment in 2008 was primarily due to an overall increase in revenue of 18.3% (12.8% in constant currency) combined with lower operating expenses, partly due to lower R&D spending.

	Three Months Ended March 31,
	2008	2007	Percent Change
(in millions)
Restructuring	$ 0.7	$ 6.9	(89.9)%

In connection with our previously announced restructuring plan, in the first quarter 2008, we recorded a gain of $2.6 million (net of expenses), attributed to the sale of building and land in Hialeah, Florida. Additionally, as a result of our supply chain optimization initiatives, during the first three months of 2008, we recorded charges of $3.3 million compared to $6.9 million during the same period a year ago, related to severance and relocation costs.

Non-Operating (Income) Expense

	Three Months Ended March 31,
	2008	2007	Percent Change
(in millions)
Interest income	$ (2.6)	$ (4.6)	(43.5)%
Interest expense	9.0	12.4	(27.4)%
Other non-operating expense	5.2	2.2	>100%

Interest expense decreased in 2008, primarily due to a decrease in our tax liabilities for uncertain tax positions, which resulted in less interest expense for the quarter.

The increase in other non-operating expense in the first quarter of 2008 relative to the same period last year is mainly due to foreign currency related expenses.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the three months ended March 31, 2008 and March 31, 2007 was 24.3% and 21.6%, respectively. The effective tax rate for both periods was impacted by discrete events. During the three months ended March 31, 2008, discrete events that reduced tax expense included a reduction in tax liabilities for uncertain tax positions as a result of the expiration of the statute of limitations and claims for refund of favorable adjustments to previously disallowed expenses. The increase in the tax rate between the first quarter 2007 and the first quarter 2008 is the result of higher favorable discrete items in the first quarter of 2007, primarily attributable to adjustments related to prior years’ state taxes, as compared to the 2008 discrete items described above.

Our effective tax rate for the full year 2008 could be impacted by a number of factors such as new tax laws, interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our use of tax credits and our geographic profit mix. We expect our effective tax rate for the year to range from 29%-30%.

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

Our business model, in particular recurring revenue from operating type leases, after-market consumables, supplies and service, allows us to generate substantial operating cash flows. We are currently investing a substantial portion of this cash flow in instruments leased to customers. We expect operating cash flows to increase as our revenue and depreciation from new OTLs increase year over year. We anticipate our operating cash flows together with the funds available through our credit facility will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows or other sources of liquidity to:

•	increase our capital expenditures, which we expect to be approximately $290 million to $310 million in 2008, two thirds of which is OTLs,

•

facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and by gaining access to new technologies through license arrangements,

•

repurchase shares under our share repurchase plan, in which we are authorized to purchase up to 2.5 million shares through 2009. The goal of our share repurchases is to try to maintain our diluted share count at a stable level near 65 million shares.

•

maintain and raise our quarterly dividend. Our dividend paid in the first quarter of 2008 was $0.17 per share. In April 2008, our Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on May 23, 2008 to stockholders of record on May 9, 2008. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2008 of $0.17 per share,

•	continue to pay costs associated with our Palo Alto facility relocation and other relocation and supply chain initiatives,

•	begin our consolidation project that will lead to the consolidation of our Orange County facilities (related costs for this project have not been quantified), and

•	make pension and postretirement contributions of approximately $22 million.

Following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Three Months Ended March 31,
	2008	2007
Cash provided by (used in):
Operating activities	$61.6	$70.1
Investing activities	(76.2)	(75.3)
Financing activities	(1.4)	18.8
Effect of exchange rates on cash and cash equivalents	3.5	0.5

Change in cash and cash equivalents	$(12.5)	$14.1

Cash provided by operating activities for the first three months of 2008 decreased by $8.5 million. The decrease in operating cash flow resulted primarily from the timing of payments in the ordinary course of business as well as a slight delay in collection of our accounts receivables, resulting in a two day increase in our days sales outstanding (“DSO”) during the first quarter of 2008 as compared to the first quarter of 2007.

Investing activities used cash of $76.2 million in the first three months of 2008, compared to $75.3 million in the same period in 2007, an increase of $0.9 million. This increase is primarily related to an increase in payments for contingent price elements of prior year acquisitions offset by proceeds from sale of building and land.

Cash flows used in financing activities increased by $20.2 million compared to the same period prior year due primarily to a decrease in proceeds from exercise of stock options and related tax benefit.

Financing Arrangements

At March 31, 2008 approximately $144.2 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $30.7 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

In October 2007, our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold ownership interest in the underlying receivables to multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. At March 31, 2008 we did not have an outstanding balance drawn on this facility. Under the accounts receivable securitization program, the maximum borrowing amount can not exceed $175.0 million.

In January 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides us with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. We also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At March 31, 2008, there was nothing drawn on the Credit Facility.

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

Recent Accounting Developments

See Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements in this filing for a description of recently adopted accounting pronouncements as well as new accounting standards not yet adopted.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These statements contain words such as “believes”, “expects”, “plans”, “may”, “will”, “could”, “would”, “should”, “anticipates”, “likely”, “estimate”, “might”, “continue”, “pursue”, or the negative thereof or other comparable words, and may include, without limitation, expectations, hopes or intentions regarding the future, including, without limitation, statements concerning our expectations regarding:

•	strategic initiatives for 2008;

•	business strategy, anticipated gains in market share and anticipated developments in our markets;

•	expected costs and benefits of planned streamlining of our supply chain operations;

•	the impact of shifting our lease agreements to predominantly operating-type leases;

•	the schedule for completion of our ERP system;

•	our liquidity requirements and capital resources;

•	the effects of litigation;

•	sources of new products;

•	expected changes in our effective income tax rate; and

•	anticipated operating cash flows and their use.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. Among the factors that could cause actual results to differ materially are the following:

•	economic, business and financial conditions;

•	foreign currency fluctuations;

•	our level of operating expenses, including costs associated with our supply chain initiatives;

•	the impact of shifting our lease agreements to predominantly operating-type leases;

•	implementation and management of our ERP system;

•	our liquidity requirements and capital resources;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations and court decisions;

•	the exercise of discretionary authority by regulatory agencies;

•	significant litigation;

•	sources and development of new products;

•	a decision to change our corporate structure;

•	expected changes in our effective income tax rate; and

•	our financial condition and liquidity, as well as future cash flows and earnings.

Additional factors that could cause actual results to differ are discussed in Part I, Item A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this document are made as of the date hereof, based on information available to us as of the date hereof, and we assume no obligation to update any forward-looking statement, except as required by law.

Item 3.	Quantitative and Qualita tive Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except as noted below, there have been no significant changes in our market risk exposures from the amounts and descriptions disclosed therein.

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of March 31, 2008 and December 31, 2007, the notional amounts of all derivative foreign exchange contracts were $341.2 million and $368.6 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of March 31, 2008 and December 31, 2007 was $(3.1) million and $(3.4) million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2008. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $12.6 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $(8.5) million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at March 31, 2008 were not materially different than those at December 31, 2007.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $0.9 million based on the amount of variable rate debt outstanding at March 31, 2008.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 3, “Derivatives” and Note 4, “Fair Value Measurements” of the Notes to Condensed Consolidated Financial Statements included in Part I “Financial Information,” Item 1 “Financial Statements” of this filing.

Since September 30, 2007, there has been a major disruption in U.S. credit markets due to rising concerns about the sub-prime mortgage market, its effects on consumers and the banking, finance and housing industries and the potential for an economic recession. The result has been depressed security values in most types of investment- and non-investment-grade bonds and debt obligations and mortgage- and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities. Our U.S. pension plans invest in a variety of equity and debt securities, including securities which have been impacted by this disruption. There is a risk that we may incur other-than-temporary changes in the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters. The value of our U.S. pension plan assets had declined by approximately $54 million as of March 31, 2008 as compared to December 31, 2007. If the value does not recover by the end of 2008 we may be required to make additional pension plan contributions and our pension expense in future years will increase.

Item 4.	Controls and Procedu res

Disclosure Controls and Procedures.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, at the reasonable level of assurance.

Changes in Internal Control Over Financial Reporting.

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER IN FORMATION

Item 1A.	Ris k Factors

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

Our ability to continue to grow depends on our success in continuing to improve our existing products and to develop new products that meet the needs and expectations of our customers. The improvement of existing products and development of new products requires that we successfully integrate hardware, software, and chemistry components. Consequently, the expected introductions of new products may be impacted by factors such as the complexity and uncertainty in the development of new high-technology products and the availability of qualified engineers, programmers, and other personnel in other key labor categories. New product introductions also may be impacted by the viability of supply partners for those products where we are a distributor. In addition, our ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property rights of others, our ability to protect our intellectual property from others, the acquisition and integration of other companies and intellectual property and delays in obtaining any government marketing authorizations necessary to market the products, particularly with respect to clinical diagnostics products. Also, we may have to pay significant licensing fees to obtain access to third party intellectual property in order to make and sell current products or introduce new products. Factors affecting the introduction of molecular diagnostic products include the inability to develop clinical diagnostic tests based on new technologies, a determination that the tests do not provide sufficient precision and accuracy, identification of additional necessary intellectual property rights, failure to establish the clinical utility of these tests during clinical studies, and delays resulting from the timing and scope of regulatory agency reviews.

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

We are in the process of implementing an ERP system, in order to achieve a single, globally integrated infrastructure. This ERP system includes functionality for finance, human resources, supply chain, order management, finished goods inventory management, sales and service to replace or complement our existing legacy systems and business processes. Since the inception of the program in 2000 through March 31, 2008, we have capitalized $178.5 million of costs associated with this ERP system, which includes $64.7 million of capitalized internal labor costs and $12.2 million of capitalized interest. Based on our geographic rollout strategy, as of March 31, 2008, we have essentially implemented functionality for finance, human resources, accounts receivable management and certain purchasing systems for our global operations. Systems for finished goods inventory and physical distribution have been implemented for Europe and North America including the deployment of systems for sales, service and order management. Sales functionality was implemented in January 2007 for our U.S. and Canadian operations. We plan to implement additional systems to enhance the productivity of our supply chain organization, and expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place through 2009. If we are unable to implement and effectively manage this migration or the deployment of the additional systems mentioned above, our results of operations could be adversely affected.

Proposed accounting changes for convertible debt instruments, such as our Convertible Notes, may adversely affect our financial results.

The Financial Accounting Standards Board recently published proposed Staff Position No. APB 14-a “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).” Under the proposed FSP, issuers of convertible debt instruments that may be settled in cash (including partial cash settlement) would be required to account for the liability and equity components for such convertible debt instruments separately. We believe that this change in methodology, if adopted, would negatively affect our earnings and earnings per share as interest expense would be required to reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. The proposal, if adopted, would require retrospective application to all periods presented.

Our investment in marketable securities is significant and is subject to market, interest and credit risk that may reduce its value.

In regards to our pension plan assets, we maintain a significant portfolio of investments in marketable securities. Our earnings could be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to reduce the carrying value of our investment portfolio.

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

Item 2.	Unregistered Sales of Equity Securities a nd Use of Proceeds

No repurchases were made pursuant to our share repurchase program during the three months ended March 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual stockholders meeting was held on April 24, 2008. The proposals presented to the stockholders at this meeting were to elect directors and ratify KPMG LLP as our independent registered public accounting firm for the fiscal year ending 2008.

Four members of the Board of Directors whose terms expired at the 2008 annual stockholders meeting were elected to new terms expiring at the 2011 annual stockholders meeting, with the number of shares voting as follows:

	Votes For	Votes Withheld
Kevin M. Farr, CPA	58,906,402	1,952,415

Van B. Honeycutt	58,867,916	1,990,991

James V. Mazzo	58,775,423	2,083,484

Betty Woods	56,454,518	4,404,389

The remaining members of the Board of Directors will continue in office until the year in which their terms expire as follows:

Terms expiring in 2009: Peter B. Dervan, Ph.D., Scott Garrett, Susan R. Nowakowski, and Glenn S. Schafer.

Terms expiring in 2010: Robert G. Funari, Charles A. Haggerty, William H. Kelley, M.D.

The stockholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending 2008 based on the following votes:

Votes For	Votes Withheld	Abstain
57,144,228	3,396,141	318,538

Item 6. Ex hibits

Exhibit No.	Exhibit Description

10.1	Interpurchaser Agreement, dated February 6, 2008, among Beckman Coulter, Inc., as Originator, Beckman Coulter Finance Company, LLC, De Lage Landen Financial Services, Inc., De Lage Landen Finance, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 in the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008)

10.2	Omnibus amendment to Receivables Purchase Agreement, dated February 6, 2008, among Beckman Coulter, Inc., as Servicer, Beckman Coulter Finance Company, LLC, as Seller, the financial parties thereto, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 in the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008)

10.5	Beckman Coulter, Inc. Separation Pay Plan, Amended and Restated Effective January 1, 2008 (incorporated by reference to Exhibit 10.1 in the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008)

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated May 7, 2008

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

Sign atures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date:	May 7, 2008	By	/s/ Scott Garrett
Scott Garrett
Chief Executive Officer

Date:	May 7, 2008	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President &
Chief Financial Officer

Date:	May 7, 2008	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

10.1	Interpurchaser Agreement, dated February 6, 2008, among Beckman Coulter, Inc., as Originator, Beckman Coulter Finance Company, LLC, De Lage Landen Financial Services, Inc., De Lage Landen Finance, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 in the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008)

10.2	Omnibus amendment to Receivables Purchase Agreement, dated February 6, 2008, among Beckman Coulter, Inc., as Servicer, Beckman Coulter Finance Company, LLC, as Seller, the financial parties thereto, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 in the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008)

10.5	Beckman Coulter, Inc. Separation Pay Plan, Amended and Restated Effective January 1, 2008 (incorporated by reference to Exhibit 10.1 in the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 26, 2008)

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated May 7, 2008

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification