Form 10-Q
period 2008-06-30
BECKMAN COULTER INC
filed 2008-08-06
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of outstanding shares of the registrant’s common stock as of July 31, 2008 was 62,207,082 shares.

Beckman Coulter, Inc.

FORM 10-Q for the Quarter Ended June 30, 2008

PART I—Financial Information

Item 1.	Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except amounts per share)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$69.5	$83.0
Trade and other receivables, net	754.6	726.5
Inventories	586.7	523.9
Deferred income taxes	74.8	79.2
Prepaids and other current assets	76.2	75.5

Total current assets	1,561.8	1,488.1
Property, plant and equipment, net	908.4	867.4
Goodwill	705.9	707.4
Other intangible assets, net	411.4	418.4
Other assets	105.9	113.0

Total assets	$3,693.4	$3,594.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$231.3	$224.8
Accrued expenses	410.2	438.2
Income taxes payable	-	32.0
Short-term borrowings	113.6	89.4
Current maturities of long-term debt	4.2	12.8

Total current liabilities	759.3	797.2
Long-term debt, less current maturities	922.0	888.6
Deferred income taxes	83.3	73.4
Other liabilities	370.0	393.4

Total liabilities	2,134.6	2,152.6

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.6 and 68.5 at June 30, 2008 and December 31, 2007, respectively; shares outstanding 62.3 and 62.5 at June 30, 2008 and December 31, 2007, respectively	6.9	6.8
Additional paid-in capital	542.5	519.3
Retained earnings	1,315.7	1,246.2
Accumulated other comprehensive income (loss)	43.3	(12.8)
Treasury stock, at cost: 5.9 and 5.7 common shares at June 30, 2008 and December 31, 2007, respectively	(349.6)	(317.8)
Common stock held in grantor trust, at cost: 0.4 common shares at June 30, 2008 and December 31, 2007, respectively	(18.9)	(17.8)
Grantor trust liability	18.9	17.8

Total stockholders’ equity	1,558.8	1,441.7

Total liabilities and stockholders’ equity	$3,693.4	$3,594.3

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except amounts per share)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Product revenue	$680.7	$584.7	$1,299.0	$1,097.1
Service revenue	117.6	105.0	229.8	206.2

Total revenue	798.3	689.7	1,528.8	1,303.3

Cost of goods sold	342.7	292.2	650.9	536.0
Cost of service	86.5	81.1	173.5	153.5

Total cost of sales	429.2	373.3	824.4	689.5

Gross profit	369.1	316.4	704.4	613.8

Operating costs and expenses
Selling, general and administrative	212.7	181.0	416.3	356.4
Research and development	77.7	58.8	140.4	116.6
Restructuring	4.7	2.8	5.4	9.7
Asset impairment charges	-	0.8	-	0.8

Total operating costs and expenses	295.1	243.4	562.1	483.5

Operating income	74.0	73.0	142.3	130.3

Non-operating (income) expense
Interest income	(3.6)	(3.2)	(6.2)	(7.8)
Interest expense	12.2	14.3	21.2	26.7
Other, net	0.1	(40.9)	5.3	(38.7)

Total non-operating expense (income)	8.7	(29.8)	20.3	(19.8)

Earnings before income taxes	65.3	102.8	122.0	150.1
Income taxes	17.5	33.4	31.3	43.6

Net earnings	$47.8	$69.4	$90.7	$106.5

Basic earnings per share	$0.76	$1.11	$1.44	$1.71

Diluted earnings per share	$0.74	$1.09	$1.41	$1.67

Weighted average number of shares outstanding (in thousands)
Basic	62,969	62,389	63,005	62,120
Diluted	64,397	63,838	64,435	63,603

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2008	restated 2007
Cash flows from operating activities
Net earnings	$90.7	$106.5
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	122.4	95.7
Provision for doubtful accounts receivable	4.4	3.3
Share-based compensation expense	18.1	12.4
Gain on sales of building and land	(5.9)	-
Asset impairment charges	-	0.8
U.S. pension trust contributions	(8.2)	(9.3)
Deferred income taxes	5.7	(1.5)
Changes in assets and liabilities
Trade and other receivables	(6.0)	12.7
Inventories	(38.5)	(33.3)
Accounts payable and accrued expenses	(30.5)	22.3
Income taxes payable	(32.2)	(19.7)
Long-term lease receivables	7.3	4.4
Other	5.0	(6.4)

Net cash provided by operating activities	132.3	187.9

Cash flows from investing activities
Additions to property, plant and equipment	(135.2)	(138.4)
Proceeds from sales of building and land	7.4	-
Payments for business acquisitions and technology license assets	(15.3)	(10.8)

Net cash used in investing activities	(143.1)	(149.2)

Cash flows from financing activities
Dividends to stockholders	(21.2)	(20.5)
Proceeds from issuance of stock	38.4	46.0
Repurchase of common stock as treasury stock	(70.9)	(0.5)
Repurchase of common stock held in grantor trust	(1.1)	(0.7)
Excess tax benefits from share-based payment transactions	6.3	12.2
Debt borrowings, net	83.4	8.1
Debt repayments	(41.6)	(96.7)
Debt acquisition costs	-	(0.4)

Net cash used in financing activities	(6.7)	(52.5)

Effect of exchange rates on cash and cash equivalents	4.0	0.6

Change in cash and cash equivalents	(13.5)	(13.2)
Cash and cash equivalents – beginning of period	83.0	75.2

Cash and cash equivalents – end of period	$69.5	$62.0

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(amounts in tables in millions, except amounts per share)

Note 1.	Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Beckman Coulter, Inc. (the “Company,” “we,” “our”) is a leading manufacturer of biomedical testing instrument systems, tests and supplies that simplify and automate laboratory processes. Spanning the biomedical testing continuum, from pioneering medical research and clinical trials to laboratory diagnostics and point-of-care testing, our installed base of systems provides essential biomedical information to enhance health care around the world. We are dedicated to improving patient health and reducing the cost of care. Central laboratories of mid- to large-sized hospitals represent our most significant customer group.

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

Revenue, expenses, assets and liabilities can vary between the quarters of the year. As such, our results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the operating results to be expected for the full year or any future period.

Use of Estimates

We follow U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates include assumptions made in relation to accounts receivable, inventory valuations, goodwill, lives of customer leased instruments, lives of property, plant and equipment, lives of intangible assets, value of long-lived assets, warranty accruals, employee benefit plan obligations, environmental and litigation obligations, taxes, share-based compensation and others. These estimates and assumptions affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Condensed Consolidated Financial Statements in the period that they are determined.

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

The effective tax rate for the three and six months ended June 30, 2008 was 26.8% and 25.6%, respectively. The effective tax rate was impacted by discrete events which reduced tax expense for the six months ended June 30, 2008 by $4.7 million, of which $1.4 million occurred in the three months ended June 30, 2008 and $3.3 million occurred in the three months ended March 31, 2008. Discrete events occurring in the three months ended June 30, 2008 that reduced tax expense consisted primarily of an increase in state tax credit carryforwards as a result of a state audit settlement during the quarter. For the three months ended March 31, 2008, discrete events that reduced tax expense consisted of a reduction in tax liabilities of $1.4 million for uncertain tax positions as a result of the expiration of statute of limitations and claims for refunds of $2.7 million for favorable adjustments to previously filed returns.

The total amount of unrecognized tax benefits as of June 30, 2008 was $30.6 million, which if recognized, would affect our effective tax rate in future periods.

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

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and effective tax rate in the period of resolution, except for the resolution of certain tax contingency matters related to acquisitions, which would result in an adjustment to goodwill. It is reasonably possible that our liability for uncertain tax positions will be reduced as a result of the settlement of tax positions with various tax authorities. The amount of any reduction cannot reasonably be estimated at this time.

Recently Adopted Accounting Standards

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) to provide enhanced guidance when using fair value to measure financial and non-financial assets and liabilities. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value that should result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements.

In February 2008, FASB Staff Position (“FSP”) FAS 157-2 (“Effective Date of FASB Statement No. 157”) (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As a result, we elected to defer the requirements of SFAS 157 in accordance with FSP FAS 157-2, as it relates to our non-financial assets and non-financial liabilities until January 1, 2009. Our non-financial assets and liabilities to which SFAS 157 has not been applied include goodwill and other intangible assets, and other long-lived assets (for purposes of impairment assessments), asset retirement obligations and exit or disposal activities. We adopted the remaining provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 in the first fiscal quarter of 2008 did not have a material impact on our financial statements. See Note 4 “Fair Value Measurements” for further discussion.

New Accounting Standards Not Yet Adopted

Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion

In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).” Under this standard, convertible debt securities that may be settled in cash (or other assets), including partial cash settlement, are separated into a debt and equity component. The value assigned to the debt component as of the issuance date is the estimated fair value based on a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the securities and the estimated fair value assigned to the debt component would represent the equity component. As a result, the debt would be recorded at a discount reflecting its below market coupon interest rate and would subsequently be accreted to its par value over its expected life, using the rate of interest that reflects the market rate at issuance. This change in methodology is expected to negatively affect our earnings and earnings per share as interest expense would reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. This standard requires retrospective application and the new model for cash-settleable convertible instruments will apply to both new and previously issued instruments in current and comparative periods in fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We currently estimate that the effect of this standard will reduce our diluted earnings per share by approximately $0.12 to $0.13 for 2007 and 2008 when we adopt the new standard in 2009.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This statement applies to recognized intangible assets that are accounted for pursuant to FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. Additional disclosures are required for all capitalizable intangible assets as of the effective date. FSP FAS 142-3 applies prospectively to all intangible assets newly acquired after the effective date of January 1, 2009. Generally, the effects of SFAS 142-3 will depend on any future recognizable intangibles accounted for pursuant to SFAS 142.

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement applies to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This includes disclosing the fair value of derivative instruments and their gains or losses in tabular format and information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using instruments. This statement must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position, results of operations and cash flows.

Accounting for Transfers of Financial Assets and Repurchase Financing Transactions

In February 2008, the FASB issued FSP 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions.” This standard provides guidance on accounting for transfers of a financial asset and a repurchase financing. It presumes that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (linked transaction) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). However, if certain criteria are met, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS 140. This statement applies prospectively to initial transfers and repurchase financings for which the initial transfer is executed on or after January 1, 2009. Earlier application is not permitted. We are currently evaluating the impact, if any, the adoption of FSP 140-3 will have on our consolidated financial position, results of operations and cash flows.

Accounting for Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) also nullifies Emerging Issues Task Force (“EITF”) 93-7 “Uncertainties Related to Income Taxes in a Purchase Business Combination,” which required entities to record adjustments to deferred tax assets and uncertain tax position balances arising in a business combination as an increase or decrease to goodwill (irrespective of the one-year allocation period). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the transition provisions of EITF 93-7, which applies to all business combinations regardless of consummation date. Early adoption is prohibited. The impact of adopting SFAS 141(R) on our consolidated financial statements will depend on the economic terms of any future business combination transactions and changes in estimated unrecognized tax benefit liabilities for pre-existing business combination transactions.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, “Consolidated Financial Statements” (“ARB 51”) (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. This statement improves comparability by eliminating that diversity. This statement is effective beginning

January 1, 2009. Earlier adoption is prohibited. This statement shall be applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which shall be applied retrospectively. The adoption of SFAS 160 is not expected to have an impact on our consolidated financial position, results of operations and cash flows. We do not expect that the adoption of SFAS 160 will have a material impact on our consolidated financial position, results of operations and cash flows.

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

Changes in Presentation

In connection with the preparation of the Consolidated Financial Statements for the year ended December 31, 2007, management determined that the amounts previously reported on our Condensed Consolidated Statements of Cash Flows for additions to property, plant and equipment, changes in inventories, long-term lease receivables, other and depreciation and amortization expense were incorrect due to inadvertent errors in summarizing these amounts. These immaterial errors resulted in an overstatement of cash flows provided by operating activities, with an equal overstatement of cash flows used in investing activities, but had no effect on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings as presented in our Form 10-Q for the quarter and six months ended June 30, 2007. The amounts presented in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2007, have been restated to correct these immaterial errors, as set forth in the following table:

	Six months ended June 30, 2007
	Previously Reported	restated
Depreciation and amortization	$99.9	$95.7
Change in inventories	(28.7)	(33.3)
Change in long-term lease receivables	6.2	4.4
Change in other	(7.9)	(6.4)
Net cash provided by operating activities	197.0	187.9
Additions to property, plant and equipment	(147.5)	(138.4)
Net cash used in investing activities	(158.3)	(149.2)

Note 2.	Restructuring Activities and Asset Impairment Charges

During 2007, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites, including our intention to close our operations in Palo Alto, California and relocate the activities to Indianapolis, Indiana. Additionally, during 2008, we announced our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. Although the overall costs for this project, such as moving, renovation, environmental and severance have not been quantified because they are not yet estimable, we have incurred approximately $1 million to date in connection with this consolidation.

In connection with the activities described above, in the first six months of 2008 and 2007 we recorded charges of $5.4 million (net of $3.5 million gain on sale of building and land in Hialeah, Florida) and $9.7 million, respectively. From January 2007 through the first half of 2008 we incurred a total of $23.1 million of net charges associated with our supply chain management initiatives.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheets at June 30, 2008:

Balance at December 31, 2007	$11.3
Additional charges	8.9
Cash payments in 2008	(8.7)

Balance at June 30, 2008	$11.5

Note 3.	Derivatives

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

Foreign Currency

We manufacture our products principally in the U.S., but generated approximately 50% of our revenue during the first six months of 2008 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany revenue to our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow hedges were discontinued in the three and six months ended June 30, 2008 and 2007.

Derivative gains and losses on effective hedges included in accumulated other comprehensive income (loss) are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. We estimate that substantially all of the $7.3 million of unrealized loss ($4.4 million after tax) included in accumulated other comprehensive income (loss) at June 30, 2008 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. We have cash flow hedges at June 30, 2008, which settle as late as August 2009.

Note 4.	Fair Value Measurements

Effective January 1, 2008, we implemented SFAS 157 for our financial assets and financial liabilities that are re-measured and reported at fair value at each reporting period.

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

The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis at June 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

Description of assets (liabilities)		Fair Value Measurements at Reporting Date Using
	Fair Value at June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$(0.7)		$(0.7)
Option contracts	$0.1		$0.1

Our financial assets and financial liabilities have been classified as Level 2. These derivative contracts have been initially valued at the transaction price and subsequently valued using market data including quotes, benchmark yields, spot rates, and other industry and economic events. When necessary we validate our valuation techniques by understanding the models used and obtaining market values from pricing sources.

Note 5.	Comprehensive Income (Loss)

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net earnings	$47.8	$69.4	$90.7	$106.5

Other comprehensive income (loss)
Foreign currency translation adjustments	7.5	7.2	46.0	10.6
Net actuarial gains associated with pension and other postretirement benefits, net of income taxes of $3.5 for the six months ended June 30, 2008	-	-	5.4	-
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $0.9 and $1.9 for the three and six months ended June 30, 2008, respectively	1.7	4.2	3.3	4.2
Derivatives qualifying as hedges:
Net derivative losses, net of income taxes of $0.3 and $0.6 for the three and six months ended June 30, 2008, respectively, and $0.4 and $0.1 for the three and six months ended June 30, 2007, respectively	(0.6)	(0.6)	(1.0)	(0.2)
Reclassifications to expense (income) expense, net of income taxes of $1.0 and $1.5 for the three and six months ended June 30, 2008, respectively, and $0.1 and $0.2 for the three and six months ended June 30, 2007, respectively	1.6	(0.2)	2.4	(0.3)

Other comprehensive income	10.2	10.6	56.1	14.3

Total comprehensive income	$58.0	$80.0	$146.8	$120.8

The components of accumulated other comprehensive income (loss), net of income taxes, are as follows:

	June 30, 2008	December 31, 2007
Cumulative currency translation adjustments	$200.7	$154.7
Pension and other postretirement plan liability adjustments	(153.0)	(161.7)
Net unrealized loss on derivative instruments	(4.4)	(5.8)

Total accumulated other comprehensive income (loss)	$43.3	$(12.8)

Note 6.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,
	2008			2007
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$47.8	62.969	$0.76	$69.4	62.389	$1.11
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	1.428	(0.02)	-	1.449	(0.02)

Diluted EPS:
Net earnings	$47.8	64.397	$0.74	$69.4	63.838	$1.09

	Six Months Ended June 30,
	2008			2007
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$90.7	63.005	$1.44	$106.5	62.120	$1.71
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	1.430	(0.03)	-	1.483	(0.04)

Diluted EPS:
Net earnings	$90.7	64.435	$1.41	$106.5	63.603	$1.67

For the three and six months ended June 30, 2008, there were 0.8 million shares and 0.9 million shares, respectively, and for the three and six months ended June 30, 2007, there were 2.3 million shares and 2.5 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been antidilutive.

We expect the principal amount of the convertible senior notes due 2036, (“Convertible Notes”) issued in December 2006 to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the three and six months ended June 30, 2008 and 2007 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

Note 7.	Sale of Assets

During the six months ended June 30, 2008 and 2007, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $32.5 million and $28.8 million, respectively, for which we received cash proceeds of $32.6 million and $28.7 million, respectively. Substantially all of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales. As a result, the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 8.	Composition of Certain Financial Statement Items

Inventories consisted of the following:

	June 30, 2008	December 31, 2007
Raw materials, parts and assemblies	$175.7	$148.2
Work in process	20.8	19.6
Finished products	390.2	356.1

	$586.7	$523.9

Changes in the product warranty obligation were as follows:

	Three months ended June 30, 2008	Six months ended June 30, 2008
Beginning Balance	$13.5	$12.5
Current period warranty charges	5.4	11.7
Current period utilization	(5.2)	(10.5)

Ending Balance	$13.7	$13.7

Note 9.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2008 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2007	$ 687.5	$ 19.9	$ 707.4
Acquisitions and related adjustments	(4.1)	-	(4.1)
Settlements of pre-acquisition tax adjustments	1.6	-	1.6
Currency translation adjustment	0.3	0.7	1.0

Goodwill at June 30, 2008	$ 685.3	$ 20.6	$ 705.9

Other intangible assets consisted of the following:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$128.9	$ (34.9)	$94.0	$122.8	$ (29.1)	$93.7
Customer relationships	219.2	(80.5)	138.7	218.4	(74.6)	143.8
Other	71.4	(32.8)	38.6	69.5	(28.7)	40.8

	419.5	(148.2)	271.3	410.7	(132.4)	278.3
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	66.6	-	66.6	66.6	-	66.6

	$559.6	$ (148.2)	$411.4	$550.8	$ (132.4)	$418.4

Estimated future intangible asset amortization expense consists of the following:

2008 (remaining six months)	$14.7
2009	29.0
2010	28.6
2011	27.3
2012	23.6
Thereafter	148.1

Total	$271.3

Note 10.	Debt

Certain of our borrowing agreements contain covenants that we must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At June 30, 2008, we were in compliance with such covenants.

Note 11.	Share-Based Compensation

Share-based compensation expense was $8.7 million and $6.3 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, share-based compensation expense was $18.1 million and $12.4 million, respectively. Stock option and nonvested stock expense increased in the current year due to a change in our retirement eligibility rules. For stock option grants in 2008, retirement eligible employees are no longer required to be one year into the vesting schedule in order for their shares to become fully vested upon retirement. For nonvested stock grants in 2008, new terms have been added to the agreement to allow stock units to become fully vested upon retirement, death, or disability after the first year anniversary of the award date.

Note 12.	Retirement Benefits

In the first quarter of 2008, we received the final valuations of our pension plans and other postretirement benefit plans to reflect actual census data as of January 1, 2008. This valuation resulted in an increase to pension obligations of $11.2 million and a decrease to postretirement obligations of $20.1 million. Additionally, other comprehensive income increased by $5.4 million and long-term deferred tax liabilities increased by $3.5 million. There was no impact to our Condensed Consolidated Statements of Earnings.

For the three and six months ended June 30, 2008 and 2007, the net pension and postretirement benefit costs were comprised of:

	Pensions				U.S. PostRetirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Three Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost-benefits earned during the period	$4.3	$4.4	$1.4	$1.8	$0.5	$0.5
Interest cost on benefit obligation	10.2	9.8	2.8	2.4	1.9	1.9
Expected return on plan assets	(14.1)	(14.7)	(3.1)	(2.9)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	-	(1.1)	(1.0)
Actuarial loss	3.0	2.5	0.4	0.5	0.3	0.4

Net periodic benefit costs	$3.6	$2.2	$1.3	$1.8	$1.6	$1.8

	Pensions				U.S. PostRetirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007
Service cost-benefits earned during the period	$8.6	$8.8	$2.8	$3.6	$1.0	$1.0
Interest cost on benefit obligation	20.4	19.6	5.6	4.8	3.8	3.8
Expected return on plan assets	(28.2)	(29.2)	(6.2)	(5.8)	-	-
Amortization:
Prior service cost (credit)	0.4	0.4	(0.4)	-	(2.2)	(2.0)
Actuarial loss	6.0	5.0	0.8	1.0	0.6	0.8

Net periodic benefit costs	$7.2	$4.6	$2.6	$3.6	$3.2	$3.6

We made contributions of $8.2 and $9.3 million to our U.S. defined benefit plans during the six months ended June 30, 2008 and 2007, respectively.

Note 13.	Commitments and Contingencies

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

To address contingent environmental costs, we establish reserves when the costs are probable and can be reasonably estimated. In connection with our Orange County facility consolidation and closure of our Fullerton site, we have begun conducting environmental studies related to our Fullerton facility and have identified some contaminants at the site. However, the studies are in the preliminary phase and we have insufficient information to estimate the extent of any contamination or ultimate remediation costs. Depending on the outcome of the studies, such costs could be material to our operating results for any particular period.

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

In June 2006, Wipro Limited (“Wipro”), our former distributor in India, initiated an arbitration action against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the distributor relationship with Wipro, alleging that certain actions by Beckman Coulter India Private Limited (“BCIPL”), our India subsidiary, breached their contract. Wipro currently is claiming that they have suffered damages of $10.8 million (reduced from $12.8 million). The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. We cannot at this time predict or determine the outcome of this litigation, nor can we estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, no accrual has been made for any potential exposure.

On August 16, 2007, a former employee filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleges claims on the plaintiff’s own behalf and also on behalf of a purported class of former and current Beckman Coulter employees. The complaint alleges, among other things, that we violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs and certain overtime payments. It also alleges that we engaged in unfair business practices. The plaintiff is seeking back pay, statutory penalties, and attorneys’ fees and seeks to certify this action on behalf of our nonexempt California employees. Recently, six additional former employees have sought permission from the court to be added as class representatives. We believe we have defenses to the claims asserted in this action, however, we are unable to assess the likelihood of an unfavorable outcome and cannot give any assurances regarding the ultimate outcome of this lawsuit. An unfavorable resolution could be material to our operating results for any particular period, depending upon the level of income for the period. No accrual has been made for any potential exposure.

Note 14.	Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Through fiscal year-end 2007, we operated our business on the basis of a single reportable segment consisting of four product areas. Beginning in the first fiscal quarter of 2008, we began to measure our business on the basis of two reportable segments– Clinical Diagnostics and Life Sciences. As a result, amounts previously reported in the prior year have been reclassified to reflect our business on the basis of our two reportable segments. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 84% of our consolidated revenue. The product areas within Clinical Diagnostics are Chemistry and Clinical Automation, Cellular Analysis, and Immunossay and Molecular Diagnostics. Our Life Sciences segment includes systems used in disease research performed in academic centers as well as therapeutic research performed by biopharmaceutical companies.

Management evaluates business segment performance on a revenue and operating income basis, exclusive of certain adjustments such as restructuring charges, technology licenses and other charges which are not allocated to our segments for performance assessment by our chief operating decision maker. We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segment’s operating income to consolidated earnings before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$233.0	$205.0	$448.6	$389.0
Cellular Analysis	244.5	208.3	476.0	402.7
Immunossay and Molecular Diagnostics	193.3	159.7	366.2	301.6

Total Clinical Diagnostics	670.8	573.0	1,290.8	1,093.3
Life Sciences	127.5	116.7	238.0	210.0

Total revenues	$798.3	$689.7	$1,528.8	$1,303.3

Segment operating income:
Clinical Diagnostics	$71.9	$63.1	$129.8	$126.4
Life Sciences	18.8	15.1	30.9	16.0

Total segment operating income	90.7	78.2	160.7	142.4
Restructuring expenses	(4.7)	(2.8)	(5.4)	(9.7)
Asset impairment charges	-	(0.8)	-	(0.8)
Technology license used in R&D for Clinical Diagnostics	(12.0)	-	(12.0)	-
Fair market value inventory adjustment	-	-	(1.0)	-
Rental tax dispute	-	(1.6)	-	(1.6)

Total operating income	74.0	73.0	142.3	130.3

Non-operating (income) expense:
Interest income	(3.6)	(3.2)	(6.2)	(7.8)
Interest expense	12.2	14.3	21.2	26.7
Other	0.1	(40.9)	5.3	(38.7)

Total non-operating expense (income)	8.7	(29.8)	20.3	(19.8)

Earnings before income taxes	$65.3	$102.8	$122.0	$150.1

Our principal markets are the United States and international markets. The United States information is presented separately since the Company is headquartered in the United States. United States revenues represented 49% and 52% of our total consolidated revenues for the three month periods ended June 30, 2008 and 2007, respectively and 50% and 53% for the six month periods ended June 30, 2008 and 2007, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues by geography:
United States	$389.7	$360.1	$756.9	$691.9
Europe	183.5	150.9	346.5	289.3
Emerging Markets*	70.0	55.9	136.3	99.3
Asia Pacific	100.9	78.5	184.6	136.6
Other**	54.3	44.2	104.6	86.1

Total revenues	$798.3	$689.7	$1,528.8	$1,303.3

	June 30, 2008	December 31, 2007
Long-lived assets by geography:
United States	$1,712.3	$1,724.3
International	419.3	381.9

Total long lived assets	$2,131.6	$2,106.2

*	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
**	Other includes Canada and Latin America

Note:	Amounts may not foot due to rounding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto included elsewhere in this Form 10-Q and in our Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

Overview

We are a leading developer, manufacturer and marketer of products that simplify, automate and innovate complex biomedical testing, so our customers can easily and efficiently produce accurate and precise information, improving the overall quality of patient test results. Biomedical testing provides valuable information, influencing most patient care decisions, whether from a clinical laboratory reporting critical findings on a patient blood sample or a research laboratory seeking to better understand the basis of a life-threatening disease. Our customers include hospitals, diagnostic reference laboratories, governmental agencies, physicians’ offices, universities, medical schools, research institutions, and pharmaceutical and biotechnology companies.

We design, manufacture, and sell systems, services, reagents and supplies to clinical and life science laboratories around the world. We market our products in more than 130 countries, with approximately 50% of our revenue in the first six months of 2008 coming from outside the United States (“U.S.”). Our products combine sophisticated analytical instruments, user-friendly software and highly sensitive chemistries, integrated into complete and simple to use systems. Our product lines address nearly all blood tests routinely performed in hospital laboratories and a range of systems for life science and pharmaceutical research.

Our instruments are generally provided to customers under operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Essentially all lease contracts entered into with customers are done under OTL arrangements. Our lease arrangements primarily take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. About 78% of our total revenue in the first half of 2008 was generated by recurring revenue from supplies, test kits, service, royalty revenue and OTL payments.

Strategic Initiatives

Our strategy is to extend our leadership in simplifying, automating and innovating customers’ processes, by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments. Our strategic initiatives for 2008 focus on key growth drivers and operational improvements as follows:

•

continuing to grow our immunoassay market share through our family of immunoassay instruments, test menu expansion, our growing family of chemistry and immunoassay workcells and leveraging our strong market position in chemistry and cellular analysis systems;

•	launching our next generation cellular system, the DxH;

•	pursuing opportunities through geographic market expansion in emerging markets which continue to provide attractive opportunities for growth;

•

staying on pace for the 2010 launch of our automated “sample-to-result” fully integrated molecular diagnostics system for clinical laboratories. Costs for the project are anticipated to be between $15 and $20 million per year through 2010 excluding any licensing fees for the test menu. During the first half of 2008, we completed the development of fully functional breadboards. We are now working toward the next milestone of developing the first prototype by year end; and

•

focusing on achievement of operating excellence throughout our supply chain and business operations. We will drive additional improvements in manufacturing, distribution and all our business processes through company wide application of “Lean Six-Sigma” tools and the implementation of a comprehensive enterprise resource planning system over the course of the next few years. These tools should deliver continuous improvements to our overall productivity.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, our accounting policies, assumptions, estimates and judgments are reviewed by management to ensure that our financial statements are presented fairly in accordance with U.S. GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ materially from our assumptions and estimates.

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

Results of Operations

Through December 31, 2007, we reported our business on the basis of a single reportable segment consisting of four product areas. Beginning in the first fiscal quarter of 2008, we began to measure our business on the basis of two reportable segments– Clinical Diagnostics and Life Sciences. The Clinical Diagnostics segment represents approximately 84% of our consolidated revenue and includes products used to evaluate and analyze bodily fluids, cells and other patient samples. The three product areas within Clinical Diagnostics are 1) Chemistry and Clinical Automation, 2) Cellular Analysis and 3) Immunossay and Molecular Diagnostics. Our Life Sciences segment, on the other hand, includes systems used in disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies.

To facilitate an understanding of our financial results, we review revenue on both a reported and constant currency basis (constant currency growth is not a U.S. GAAP defined measure of revenue growth). We define constant currency revenue as current period revenue in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate for that period, computed monthly. Constant currency growth as presented herein represents:

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

Current Quarter Financial Highlights

Total revenue increased to $798.3 million, an increase of 15.7% (11.2% in constant currency) compared to the second quarter 2007. The increase in revenue was primarily due to a 25.0% increase in cash instrument sales, coupled with a 13.3% increase in recurring revenue.

Revenue from Clinical Diagnostics increased 17.1% (12.7% in constant currency) as compared to the prior year quarter. Clinical Diagnostics’ recurring revenue growth, the best indicator of the overall strength of our business, was 14.1%, or 9.5% in constant currency. Recurring revenue growth largely reflects the combined effect of expanding our installed base and increasing test kit utilization. As in the first quarter, we made great progress extending our diagnostics installed base, as reflected in cash instrument sales growth of more than 30%, as compared to prior year quarter. Immunoassay revenue increased more than 21% in the quarter, and Cellular Analysis and Chemistry and Clinical Automation growth exceeded 13%.

Cellular Analysis growth was substantially higher than historic levels as we have resolved, in the second quarter, a backlog that was created related to production delays dating back to 2007. The addition of flow cytometry products from our acquisition has also contributed to the accelerated growth. We expect growth rates in Cellular Analysis to moderate over the remainder of 2008 and into 2009 until our DxH launch begins full deployment.

Life Sciences revenue increased 9.3% worldwide, or 4.3% in constant currency. Robust sales of our Life Science automation products led the way. These automation orders are typically large and the associated timing of revenue is hard to predict. We do not expect the rate of growth in the first half of the year to be sustainable. With Centrifugation and CE-based product lines generating more moderate growth, we expect Life Sciences to provide low single digit growth in the second half.

Gross profit margin increased about 30 basis points to 46.2%. This gain in margin was achieved despite cost pressures from higher transportation costs, and a mix favoring lower margin instruments and expansion in international markets. The shift towards cash instrument sales and the continued expansion of our international installed base put downward pressure on margins, but supports our long-term objective to increase our penetration into the international and particularly emerging markets to drive future recurring revenue growth.

Selling, general and administrative (“SG&A”) grew during the current quarter due primarily to incremental expenses from our flow cytometry acquisition along with a payment made for contingent rent related to currency swap extensions. Additionally, research and development (“R&D”) expense increased due primarily to a $12.0 million charge in connection with licensing technology associated with the hepatitis C virus for our molecular diagnostics project.

Overall, operating income grew by 1.4% to $74.0 million, due to the increased levels of revenue, partially offset by increased SG&A and R&D expenses.

Revenue

The following table compares revenue by reportable segment and geography for the three and six months ended June 30, 2008 and 2007 (dollar amounts in millions):

	Three months ended June 30,		Reported Growth %	Constant Currency Growth % *
	2008	2007
Segment revenues:
Clinical Diagnostics:
Chemistry and Clinical Automation	$233.0	$205.0	13.7%	9.4%
Cellular Analysis	244.5	208.3	17.4%	13.0%
Immunossay and Molecular Diagnostics	193.3	159.7	21.0%	16.3%

Total Clinical Diagnostics	670.8	573.0	17.1%	12.7%
Life Sciences	127.5	116.7	9.3%	4.3%

Total revenues	$798.3	$689.7	15.7%	11.2%

Revenues by geography:
United States	$389.7	$360.1	8.2%	8.2%
Europe	183.5	150.9	21.6%	9.1%
Emerging Markets**	70.0	55.9	25.2%	21.8%
Asia Pacific	100.9	78.5	28.5%	20.4%
Other***	54.3	44.2	22.8%	13.8%

Total revenues	$798.3	$689.7	15.7%	11.2%

	Six months ended June 30,		Reported Growth %	Constant Currency Growth % *
	2008	2007
Segment revenues:
Clinical Diagnostics:
Chemistry and Clinical Automation	$448.6	$389.0	15.3%	11.0%
Cellular Analysis	476.0	402.7	18.2%	13.8%
Immunossay and Molecular Diagnostics	366.2	301.6	21.4%	16.8%

Total Clinical Diagnostics	1,290.8	1,093.3	18.1%	13.7%
Life Sciences	238.0	210.0	13.3%	8.1%

Total revenues	$1,528.8	$1,303.3	17.3%	12.8%

Revenues by geography:
United States	756.9	$691.9	9.4%	9.4%
Europe	346.5	289.3	19.8%	8.3%
Emerging Markets**	136.3	99.3	37.3%	32.1%
Asia Pacific	184.6	136.6	35.1%	27.0%
Other***	104.6	86.1	21.4%	10.3%

Total revenues	$1,528.8	$1,303.3	17.3%	12.8%

*	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
**	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India
***	Other includes Canada and Latin America

Note: Amounts in table above may not foot or recalculate due to rounding.

Clinical Diagnostics

Clinical Diagnostics grew by 17.1% and 18.1% in the three and six months ended June 30, 2008, respectively. This segment experienced double digit growth in all three product areas during both the quarter and six months ended June 30, 2008 as compared to 2007, primarily due to robust cash instrument sales and strong recurring revenue. As compared to the prior year quarter, current quarter cash instrument sales increased by 37.0% while recurring revenue increased by 14.1%. For the six months ended June 30, 2008, cash instrument sales increased by 50.9% as compared to the same period in the prior year.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from Chemistry and Clinical Automation increased by 13.7% and 15.3% for the three and six months ended June 30, 2008, respectively versus the same periods in 2007. The increase was due in large part to an increase in recurring revenue due to increased placements of our DxC family of Autochemistry systems. We continue to grow our installed base in mid to large sized hospitals and experienced strong demand internationally as our customers increasingly focus on the efficiency and cost savings that can be provided by increased automation.

Cellular Analysis

Revenue from Cellular Analysis increased 17.4% or 18.2% for the three and six months ended June 30, 2008, respectively as compared to the same period in 2007. The growth in both periods was primarily due to increased cash instrument sales, which increased by 50.0% during the six months of 2008 as compared to the same period in the prior year. The increase in instrument sales was due primarily to (1) the reduction of a backlog that was created related to production delays dating back to 2007 and (2) increased flow cytometry placements due in part to our prior year flow cytometry acquisition. We anticipate that the elevated level of Cellular Analysis instrument shipments due to the backlog was largely completed in the second quarter. Revenue from the acquisition of Dako’s flow cytometry line increased growth by approximately 3%.

Immunoassay and Molecular Diagnostics

Revenue in Immunossay and Molecular Diagnostics increased by 21.0% and 21.4% for the three and six months ended June 30, 2008, respectively, when compared to the same periods in the prior year. This increase is due, in part, to recurring revenue during the first half of 2008 which increased by 18.7% as compared to the first half of 2007. In addition, we had higher levels of instrument shipments including our new workcells as we continue to grow our installed base. The increase in recurring revenue for the six months was led by a 22.3% growth from our Access –family immunoassay products. Overall revenue growth was particularly strong internationally, as sales abroad increased by more than 30% on a constant currency basis.

Life Sciences

Revenue in this segment experienced an increase of 9.3% and 13.3% for the three and six month periods ended June 30, 2008, respectively. Growth in revenue was mainly due to increased instrument sales in the first six months of 2008 versus a relatively weak first half in 2007. The increase was in part due to 19.1% revenue growth from Life Sciences automation placements. With Centrifugation and CE-based product lines generating more moderate growth, we expect a more modest growth for the balance of the year.

Revenue by Major Geography

Overall, revenue in the U.S. was up 8.2% and 9.4% for the three and six months ended June 30, 2008, respectively, versus the quarter and first half of 2007, respectively. This increase was primarily due to growth in Clinical Diagnostics, driven by a significant increase in cash instrument sales for the first half of 2008 as compared to the same period in the prior year. Clinical lab automation grew by 90.7% and 52.8% for the quarter and first half of 2008, respectively, in comparison to the same periods a year ago primarily due to increased instrument placements. Gaining automation placements allows us to add lines of business within an account and can accelerate the growth in test volumes.

International revenue was up 24.0% and 26.2% for the three and six months ended June 30, 2008, respectively, or 14.5% and 16.6% in constant currency in comparison to the prior year periods. The increase in international revenue was mostly due to growth in Immunoassay and Molecular Diagnostics, Cellular Analysis, and Chemistry and Clinical Automation.

Revenue in Europe rose by 21.6% and 19.8% (9.1% and 8.3% in constant currency) for the three and six months ended June 30, 2008, respectively. Increased revenue was driven by growth in Cellular Analysis and Immunoassay and Molecular Diagnostics product areas, partially offset by lower revenue from Life Sciences. The increase in Cellular Analysis was primarily due to added sales from our flow cytometry products, partially due to our acquisition of Dako’s flow cytometry line at the end of 2007, while the increase in Immunoassay and Molecular Diagnostics was due to increased recurring revenue from our Access –family immunoassay products, generated from our expanding installed base of Access systems. Automation and workcells are also becoming a key factor in expanding our growth in Europe, with automation revenue more than doubling in the region. Sales were particularly strong in France, Italy and Germany.

Revenue from Emerging Markets increased by 25.2% and 37.3% (21.8% and 32.1% in constant currency) for the three and six months ended June 30, 2008, respectively, primarily driven by a 72.1% constant currency increase in cash instrument sales during the first half of 2008 as compared to the same period in the prior year. The increased installed base has also resulted in a 17.8% increase in recurring revenue.

Sales in Asia Pacific increased by 28.5% and 35.1% (20.4% and 27.0% in constant currency) for the three and six months ended June 30, 2008, respectively. Growth in revenue was positively impacted by continued growth in Clinical Diagnostics. Revenue growth in China exceeded 30%.

Service Revenue

Service revenue, which is derived from contracts for service and from maintenance calls on our installed base of instruments, increased 12.0% to $117.6 million in the second quarter of 2008 from $105.0 million in the second quarter of 2007. Service revenue increased 11.4% to $229.8 million in the first six months of 2008 from $206.2 million in the same period in 2007. The increase is due primarily to our growing installed base of instruments under service contracts.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30, 2008	June 30, 2007	Percent Change	June 30, 2008	June 30, 2007	Percent Change
(in millions)
Gross profit	$369.1	$316.4	16.7%	$704.4	$613.8	14.8%
As a percentage of total sales	46.2%	45.9%	0.3%	46.1%	47.1%	(1.0)%

The decline in gross margin for the first half is due to a higher mix of lower margin instrument placements in emerging markets, increasing transportation costs and a mix shift favoring lower margin cash instrument sales. While heavy sales of instrumentation, particularly outside the U.S, is unfavorable in the short term from a margin perspective, it supports our long term objective to increase our penetration in emerging markets and positions us to provide reliable and sustainable recurring revenue growth in future periods. Despite the impact of mix and transportation costs, gross profit margin increased slightly for the quarter as compared to last year quarter as a result of manufacturing efficiencies and the positive impact of currency.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30, 2008	June 30, 2007	Percent Change	June 30, 2008	June 30, 2007	Percent Change
(in millions)
Selling, general and administrative	$212.7	$181.0	17.5%	$416.3	$356.4	16.8%
As a percentage of total sales	26.6%	26.2%	0.4%	27.2%	27.3%	(0.1)%

The increase in selling, general and administrative expense was primarily attributed to:

•	increased spending on selling and marketing activities, including compensation costs, to support our revenue growth;

•	increased costs as a result of the translation of international costs due to comparative weakness of the U.S. dollar;

•	costs incurred related to the extension of currency swap agreements embedded in our facility leases of which $1.8 million is related to SG&A;

•	incremental operating expenses from our flow cytometry acquisition, and

•

increased stock compensation expense in the first quarter 2008 as a result of changes in the retirement vesting terms of newly issued share-based grants in 2008, increasing selling, general and administrative expense by $2.6 million;

	Three Months Ended			Six Months Ended
	June 30, 2008	June 30, 2007	Percent Change	June 30, 2008	June 30, 2007	Percent Change
(in millions)
Research and Development	$77.7	$58.8	32.1%	$140.4	$116.6	20.4%
As a percentage of total sales	9.7%	8.5%	1.2%	9.2%	8.9%	0.3%

The increase in research and development of $18.9 million and $23.8 million in the three and six months ended June 30, 2008, respectively, compared to the same periods last year is mainly due to a charge of $12.0 million in connection with the purchase of a non-exclusive, non-transferable sublicense to receive certain patent rights to testing for the hepatitis C virus (“HCV”). Under the sublicense, which has no alternative future use, we can develop, manufacture and sell a quantitative viral load HCV blood test for use on our molecular diagnostic instrument, which is in development. In addition to this, research and development costs increased due to the continued investment in our molecular diagnostics development project.

	Three Months Ended			Six Months Ended
	June 30, 2008	June 30, 2007	Percent Change	June 30, 2008	June 30, 2007	Percent Change
(in millions)
Restructuring	$4.7	$2.8	67.9%	$5.4	$9.7	(44.3)%
Asset impairment charges	$-	$0.8	(100.0)%	$-	$0.8	(100.0)%

In connection with our previously announced supply chain initiatives, during the three and six months ended June 30, 2008, we recorded charges of $4.7 million and $5.4 million, respectively, related to severance, relocation, environmental and other duplicative exit costs. Additionally, in connection with these activities, the first half of 2008 also includes a net gain of $3.5 million related to the sale of buildings and land in Hialeah, Florida.

Operating Income

Management evaluates business segment performance on a revenue and operating income basis exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the three and six month periods ended June 30, 2008 and June 30, 2007 and a reconciliation of our segment operating income to consolidated earnings before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating income:
Clinical Diagnostics	$71.9	$63.1	$129.8	$126.4
Life Sciences	18.8	15.1	30.9	16.0

Total segment operating income	90.7	78.2	160.7	142.4

Restructuring expenses	(4.7)	(2.8)	(5.4)	(9.7)
Asset impairment charges	-	(0.8)	-	(0.8)
Technology license used in R&D for Clinical Diagnostics	(12.0)	-	(12.0)	-
Fair market value inventory adjustment	-	-	(1.0)	-
Rental tax dispute	-	(1.6)	-	(1.6)

Total operating income	74.0	73.0	142.3	130.3

Non-operating (income) expense:
Interest income	(3.6)	(3.2)	(6.2)	(7.8)
Interest expense	12.2	14.3	21.2	26.7
Other	0.1	(40.9)	5.3	(38.7)

Total non-operating expense	8.7	(29.8)	20.3	(19.8)

Earnings before income taxes	$65.3	$102.8	$122.0	$150.1

The increase in operating income from our Clinical Diagnostics segment in the first three and six months ended June 30, 2008, respectively, was primarily due to double digit growth in all three product areas as a result of robust cash instrument sales and strong recurring revenue growth.

The increase in operating income from our Life Science segment in the three and six months ended June 30, 2008, respectively, was primarily due to an overall increase in revenue of 9.3% and 13.3% for the three and six months ended June 30, 2008, respectively, as a result of increased cash instrument sales. We do not, however, believe that this level of growth is sustainable and expect a more modest growth rate for the remainder of 2008.

Non-Operating (Income) Expense

	Three Months Ended			Six Months Ended
	June 30, 2008	June 30, 2007	Percent Change	June 30, 2008	June 30, 2007	Percent Change
(in millions)
Interest income	$(3.6)	$(3.2)	12.5%	$(6.2)	$(7.8)	(20.5)%
Interest expense	$12.2	$14.3	(14.7)%	$21.2	$26.7	(20.6)%
Other non-operating expense (income)	$0.1	$(40.9)	>(100.0)%	$5.3	$(38.7)	>(100.0)%

Interest expense decreased in 2008, primarily due to a decrease in our tax liabilities for uncertain tax positions, which resulted in less interest expense for the quarter and six months ended. Interest rates on our borrowings were also lower in 2008 in comparison to 2007.

Other non-operating expense for the second quarter and the first six months of 2008 returned to normal levels, whereas in 2007 we recorded a $40.6 million gain, net of expenses, associated with the breakup fee in connection with the termination of the merger agreement with Biosite, Incorporated (“Biosite”) during the second quarter of 2007.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the three months ended June 30, 2008 and June 30, 2007 was 26.8% and 32.5%, respectively. For the six months ended June 30, 2008 and June 30, 2007, the effective tax rate was 25.6% and 29.0%, respectively. The effective tax rate for both periods was impacted by discrete events. During the six months ended June 30, 2008, discrete events that reduced tax expense included a reduction in tax liabilities for uncertain tax positions as a result of the expiration of the statute of limitations and claims for refund of favorable adjustments to previously disallowed expenses. The decrease in the effective tax rate between the first six months of 2007 and the first six months of 2008 is the result of a less favorable mix of income as well as higher reserves in the first six months of 2007.

Our effective tax rate for the full year 2008 could be impacted by a number of factors such as new tax laws, interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our use of tax credits and our geographic profit mix. We expect our effective tax rate for the year to be approximately 28-29%.

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

Our business model, in particular recurring revenue comprised of supplies, test kits, service, royalty revenue and OTL payments, allows us to generate substantial operating cash flows. We are currently investing a substantial portion of this cash flow in instruments leased to customers. We expect operating cash flows to increase as our revenue and depreciation from new OTLs increase year over year. We anticipate our operating cash flows together with the funds available through our credit facilities will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows or other sources of liquidity to:

•

facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and new technologies gained through license arrangements,

•

repurchase shares under our share repurchase plan, in which we are authorized to purchase up to 2.5 million shares through 2009. The goal of our share repurchases is to try to maintain our diluted share count at a stable level of about 65 million shares,

•

maintain our quarterly dividend. Our dividend paid in the second quarter of 2008 was $0.17 per share. In July 2008, our Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on August 15, 2008 to stockholders of record on August 1, 2008. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2008 of $0.17 per share,

•	continue to pay costs associated with our Palo Alto facility relocation and other relocation and supply chain initiatives,

•

continue our project to consolidate our Orange County facilities (related costs for this project, such as moving, renovation and severance have not been quantified because they are not yet estimable), and

•	make pension and postretirement plan contributions of approximately $22 million.

Following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2008	2007
Cash provided by (used in):
Operating activities	$132.3	$187.9
Investing activities	(143.1)	(149.2)
Financing activities	(6.7)	(52.5)
Effect of exchange rates on cash and cash equivalents	4.0	0.6

Change in cash and cash equivalents	$(13.5)	$(13.2)

Cash provided by operating activities for the first six months of 2008 decreased by $55.6 million. The decrease in operating cash flow resulted primarily from a higher level of payments related to accounts payable and other accrued expenses. Other items contributing to the decrease include the payment of $12.0 million associated with the purchase of the HCV sublicense as well as an increase in net earnings for 2007 due to a $40.6 million net gain on the break-up fee associated with the termination of the merger agreement with Biosite. Additionally, we made federal tax payments of $40.3 million during the first six months of 2008 compared to tax payments of $35.0 million during the first six months of 2007. Contributing to the decrease was a slight increase in our accounts receivable, resulting in a one day increase in our days sales outstanding during the first six months of 2008 as compared to the same period in 2007.

Investing activities used cash of $143.1 million in the first six months of 2008, compared to $149.2 million in the same period in 2007, a decrease of $6.1 million. This decrease is primarily related to proceeds received from the sale of buildings and land, offset by an increase in payments made related to prior year acquisitions.

Cash flows used in financing activities decreased by $45.8 million compared to the same period in the prior year due primarily to an increase in treasury stock repurchases of $70.4 million, offset by an increase in debt borrowings of $75.3 million and a decrease in debt repayments of $55.1 million.

Financing Arrangements

At June 30, 2008 approximately $158.7 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $29.5 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available, excluding the accounts receivable securitization program described below.

In October 2007, our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold ownership interest in the underlying receivables to multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. At June 30, 2008 we had an outstanding balance of $44.0 million on this facility. Under the accounts receivable securitization program, the maximum borrowing amount can not exceed $175.0 million.

In January 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides us with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. We also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At June 30, 2008, there was $30.0 million drawn on the Credit Facility.

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

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These statements contain words such as “believes”, “expects”, “plans”, “may”, “will”, “could”, “would”, “should”, “anticipates”, “likely”, “estimate”, “might”, “continue”, “pursue”, or the negative thereof or other comparable words, and may include, without limitation, expectations, hopes or intentions regarding the future, including, without limitation, statements concerning our expectations regarding:

•	strategic initiatives for 2008, including the anticipated costs and schedule for developing our fully integrated molecular diagnostics system for clinical laboratories;

•	Life Sciences revenue growth;

•	Cellular Analysis growth rates;

•	leveraging our strong market position in Chemistry and Cellular Analysis systems;

•	the effect of automation placements on the growth of test volumes;

•	business strategy, anticipated gains in market share and anticipated developments in our markets;

•	expected costs and benefits of planned streamlining of our supply chain operations;

•	the impact of shifting our customer lease agreements to predominantly operating-type leases;

•	our liquidity requirements and capital resources;

•	the effects of litigation;

•	sources of new products;

•	expected changes in our effective income tax rate; and

•	anticipated operating cash flows and their use.

Forward-looking statements involve certain risks and uncertainties, and actual results may differ materially from those discussed in each such statement. Among the factors that could cause actual results to differ materially are the following:

•	economic, business and financial conditions;

•	foreign currency fluctuations;

•	our level of operating expenses, including costs associated with our supply chain initiatives;

•	the impact of shifting our customer lease agreements to predominantly operating-type leases;

•	implementation and management of our ERP system;

•	our liquidity requirements and capital resources;

•	competition;

•	the effect, interpretation or application of new or existing laws, regulations and court decisions;

•	the exercise of discretionary authority by regulatory agencies;

•	significant litigation;

•	sources and development of new products;

•	a decision to change our corporate structure;

•	expected changes in our effective income tax rate; and

•	our financial condition and liquidity, as well as future cash flows and earnings.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Except as noted below, there have been no significant changes in our market risk exposures from the amounts and descriptions disclosed therein.

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of June 30, 2008 and December 31, 2007, the notional amounts of all derivative foreign exchange contracts were $339.5 million and $368.6 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of June 30, 2008 and December 31, 2007 was $(0.6) million and $(3.4) million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2008. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $12.6 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $(6.2) million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at June 30, 2008 were not materially different than those at December 31, 2007.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $1.4 million based on the amount of variable rate debt outstanding at June 30, 2008.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 3, “Derivatives” and Note 4, “Fair Value Measurements” of the Notes to Condensed Consolidated Financial Statements included in Part I “Financial Information,” Item 1 “Financial Statements” of this filing.

Since September 30, 2007, there has been a major disruption in U.S. credit markets due to rising concerns about the mortgage markets, its effects on consumers and the banking, finance and housing industries and the potential for an economic recession. The result has been depressed security values in most types of investment and non-investment grade bonds and debt obligations and mortgage and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities. Our U.S. pension plan invests in a variety of equity and debt securities, including securities which have been impacted by this disruption. There is a risk that we may incur other-than-temporary changes in the values of these and other similarly affected securities if U.S. credit and equity markets do not stabilize and recover to previous levels in the coming quarters. The value of our U.S. pension plan assets had declined by approximately $60 million as of June 30, 2008 as compared to December 31, 2007. If the value continues to decline we may be required to make additional pension plan contributions and our pension expense in future years will increase.

Item 4.	Controls and Procedures

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

PART II—OTHER INFORMATION

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

In January 2007, we announced plans to close our operations in Palo Alto, California by the end of 2008 and relocate those operations to Indianapolis, Indiana. We have announced several other relocation plans, including our recent announcement that we plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. Plans for the consolidation are expected to be finalized in 2008. In connection with this consolidation and the related closure of our Fullerton site, we have initiated environmental studies of the Fullerton facility. We could incur substantial costs if those studies identify environmental contamination that requires significant remediation. Our earnings and results of operations could be impacted by the scope and timing of these relocations and related charges and savings.

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

We are in the process of implementing an ERP system, in order to achieve a single, globally integrated infrastructure. This ERP system includes functionality for finance, human resources, supply chain, order management, finished goods inventory management, sales and service to replace or complement our existing legacy systems and business processes. Since the inception of the program in 2000 through June 30, 2008, we have capitalized $193.7 million of costs associated with this ERP system, which includes $65.0 million of capitalized internal labor costs and $12.5 million of capitalized interest. Based on our geographic rollout strategy, as of June 30, 2008, we have essentially implemented functionality for finance, human resources, accounts receivable management and certain purchasing systems for our global operations. Systems for finished goods inventory and physical distribution have been implemented for Europe and North America including the deployment of systems for sales, service and order management. Sales functionality was implemented in January 2007 for our U.S. and Canadian operations. We plan to implement additional systems to enhance the productivity of our supply chain organization, and expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place in 2010. If we are unable to implement and effectively manage this migration or the deployment of the additional systems mentioned above, our results of operations could be adversely affected.

Our investment in marketable securities is significant and is subject to market, interest and credit risk that may reduce its value.

Within our pension plan assets, we maintain a significant portfolio of investments in marketable securities. Our earnings could be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors which may result in other than temporary declines in value of the investments. Each of these events may cause us to reduce the carrying value of our investment portfolio.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 through 30, 2008	533	$64.89	-	2,500,000
May 1 through 31, 2008	781,738	$68.50	781,738	1,718,262
June 1 through 30, 2008	250,894	$69.38	250,000	1,468,262

Total	1,033,165	$68.71	1,031,738	1,468,262

Of the total shares repurchased above, 1,427 shares were repurchased pursuant to the our restricted stock plan whereby upon vesting of the nonvested shares we were reimbursed, in the form of Company Common Stock, for the payment of taxes on the employees’ behalf.

Of the total shares repurchased above, 1,031,738 shares were repurchased pursuant to the stock repurchase plan authorized by our Board of Directors in February 2008. The Plan authorized the repurchase of up to 2.5 million shares of Common Stock through 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

In February, 2008, the Board of Directors adopted the Company’s Management Incentive Plan (MIP) for 2008. The MIP applies to key executives and certain other management/professional employees based on qualifying factors established by the Organization and Compensation Committee (the Committee) of the Board of Directors. The MIP establishes a company-wide award pool that is funded based on achievement of certain financial measures. The award pool is the total amount of money available for MIP awards for the current year. Once determined, the company-wide award pool is broken down into separate amounts for the senior management team and for each organization by the Chief Executive Officer based on goal achievement. For 2008, the financial measures and their contribution to the award pool are Operating Income (50%), Total Revenue (30%), and Inventory (20%). No overachievement will be paid unless the Operating Income target is met. Eligible employees who qualify for the awards are eligible for a target award ranging from 6.5% to 100% of their base pay. The actual amount received, if any, is based on the employee’s contributions and achievement of performance goals.

For purposes of determining achievement of the financial targets, company financial results will be measured on an “as reported” basis with no adjustment for any effect of currency fluctuations. Certain qualifying events, including mergers, acquisitions and divestitures, and legal settlements, may cause a modification to the financial measurements or calculations based on reportable information. These events must be unanticipated, non-recurring, material, not part of normal business operations or identified as an exception approved by the Chief Executive Officer and the Organization and Compensation Committee of the Board of Directors.

To be eligible for an MIP award, a participant must be in active status continuously through the last calendar day of the year and not participating in other variable pay plans, including field service or sales incentive compensation plans. Partial payments may be considered subject to the full discretion of the Committee or its designee, for retirees as defined by the company’s retirement plan who leave before the end of the plan year. The Committee or its designee may determine in its sole and absolute discretion, the status and incentive award level for any participant whose responsibilities are changed, and of any key employee who becomes eligible to participate in the plan after the beginning of the performance period. MIP awards are payable either in cash or stock at the Company’s discretion. Finally, the Committee at any time and from time to time may terminate, suspend, modify or amend the plan. Nothing in this plan or any award granted shall confer on a participant any right to continue in the employ of the Company or interfere in any way with the right of the Company to terminate anyone’s employment.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated August 6, 2008

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: August 6, 2008	By	/s/ Scott Garrett
Scott Garrett
Chief Executive Officer

Date: August 6, 2008	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President &
Chief Financial Officer

Date: August 6, 2008	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and
Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated August 6, 2008

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification