Form 10-Q
period 2008-09-30
BECKMAN COULTER INC
filed 2008-11-05
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

The number of outstanding shares of the registrant’s common stock as of October 23, 2008 was 62,669,520 shares.

Beckman Coulter, Inc.

FORM 10-Q for the Quarter Ended September 30, 2008

PART I—Financial Information

Item 1.	Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except amounts per share)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$71.4	$83.0
Trade and other receivables, net	696.8	726.5
Inventories	581.7	523.9
Deferred income taxes	70.7	79.2
Prepaids and other current assets	99.9	75.5

Total current assets	1,520.5	1,488.1
Property, plant and equipment, net	892.9	867.4
Goodwill	695.4	707.4
Other intangible assets, net	403.9	418.4
Other assets	104.1	113.0

Total assets	$3,616.8	$3,594.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$204.0	$224.8
Accrued expenses	415.4	438.2
Income taxes payable	-	32.0
Short-term borrowings	66.9	89.4
Current maturities of long-term debt	4.2	12.8

Total current liabilities	690.5	797.2
Long-term debt, less current maturities	927.6	888.6
Deferred income taxes	81.5	73.4
Other liabilities	382.6	393.4

Total liabilities	2,082.2	2,152.6

Commitments and contingencies (Note 13)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.7 and 68.5 at September 30, 2008 and December 31, 2007, respectively; shares outstanding 62.6 and 62.5 at September 30, 2008 and December 31, 2007, respectively	6.9	6.8
Additional paid-in capital	551.1	519.3
Retained earnings	1,331.2	1,246.2
Accumulated other comprehensive loss	(15.5)	(12.8)
Treasury stock, at cost: 5.7 common shares at September 30, 2008 and December 31, 2007, respectively	(339.1)	(317.8)
Common stock held in grantor trust, at cost: 0.4 common shares at September 30, 2008 and December 31, 2007, respectively	(19.0)	(17.8)
Grantor trust liability	19.0	17.8

Total stockholders’ equity	1,534.6	1,441.7

Total liabilities and stockholders’ equity	$3,616.8	$3,594.3

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except amounts per share)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Product revenue	$641.7	$560.5	$1,940.7	$1,657.6
Service revenue	117.1	108.5	346.9	314.7

Total revenue	758.8	669.0	2,287.6	1,972.3

Cost of goods sold	316.3	279.1	967.2	815.1
Cost of service	90.5	78.0	264.0	231.5

Total cost of sales	406.8	357.1	1,231.2	1,046.6

Gross profit	352.0	311.9	1,056.4	925.7

Operating costs and expenses
Selling, general and administrative	209.2	181.5	625.5	537.9
Research and development	74.8	59.9	215.2	176.5
Environmental remediation	19.0	-	19.0	-
Restructuring	7.8	3.0	13.2	12.7
Asset impairment charges	-	-	-	0.8

Total operating costs and expenses	310.8	244.4	872.9	727.9

Operating income	41.2	67.5	183.5	197.8

Non-operating (income) expense
Interest income	(2.4)	(3.3)	(8.6)	(11.1)
Interest expense	13.3	12.2	34.5	38.9
Other, net	1.0	(19.7)	6.3	(58.4)

Total non-operating expense (income)	11.9	(10.8)	32.2	(30.6)

Earnings from continuing operations before income taxes	29.3	78.3	151.3	228.4
Income taxes	3.2	19.9	34.5	63.5

Earnings from continuing operations	26.1	58.4	116.8	164.9
Earnings from discontinued operations, net of tax	-	1.6	-	1.6

Net earnings	$26.1	$60.0	$116.8	$166.5

Basic earnings per share
Continuing operations	$0.42	$0.93	$1.86	$2.64
Discontinued operations	-	0.03	-	0.03

Basic earnings per share	$0.42	$0.96	$1.86	$2.67

Diluted earnings per share
Continuing operations	$0.41	$0.91	$1.81	$2.58
Discontinued operations	-	0.02	-	0.03

Diluted earnings per share	$0.41	$0.93	$1.81	$2.61

Weighted average number of shares outstanding (in thousands)
Basic	62,789	62,889	62,931	62,379
Diluted	64,334	64,518	64,403	63,908

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2008	restated 2007
Cash flows from operating activities
Net earnings	$116.8	$166.5
Less: Earnings from discontinued operations, net of tax	-	1.6

Earnings from continuing operations	116.8	164.9
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities
Depreciation and amortization	192.1	148.0
Provision for doubtful accounts receivable	6.6	4.1
Share-based compensation expense	27.0	19.9
Gain on sales of building and land	(5.1)	(26.2)
Asset impairment charges	-	0.8
U.S. pension trust contributions	(8.2)	(9.3)
Deferred income taxes	8.1	(1.6)
Changes in assets and liabilities
Trade and other receivables	18.8	19.5
Inventories	(57.4)	(55.5)
Accounts payable and accrued expenses	(29.5)	18.7
Income taxes payable	(32.0)	(18.6)
Long-term lease receivables	8.3	11.7
Other	(1.6)	(9.4)

Net cash provided by operating activities of continuing operations	243.9	267.0
Net cash used in operating activities of discontinued operations	-	(1.0)

Net cash provided by operating activities	243.9	266.0

Cash flows from investing activities
Additions to property, plant and equipment	(203.2)	(204.7)
Proceeds from sales of building and land	7.4	30.0
Payments for business acquisitions and technology license assets	(13.0)	(10.3)

Net cash used in investing activities of continuing operations	(208.8)	(185.0)
Net cash provided by investing activities of discontinued operations	-	2.6

Net cash used in investing activities	(208.8)	(182.4)

Cash flows from financing activities
Dividends to stockholders	(31.9)	(30.0)
Proceeds from issuance of stock	67.4	68.3
Repurchase of common stock as treasury stock	(93.6)	(19.9)
Repurchase of common stock held in grantor trust	(1.3)	(0.7)
Excess tax benefits from share-based payment transactions	11.6	18.4
Debt borrowings, net	44.8	8.0
Debt repayments	(42.9)	(122.1)

Net cash used in financing activities	(45.9)	(78.0)

Effect of exchange rates on cash and cash equivalents	(0.8)	4.0

Change in cash and cash equivalents	(11.6)	9.6
Cash and cash equivalents – beginning of period	83.0	75.2

Cash and cash equivalents – end of period	$71.4	$84.8

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

Revenue, expenses, assets and liabilities can vary between the quarters of the year. As such, our results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the operating results to be expected for the full year or any future period.

Use of Estimates

We follow U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates include assumptions made in relation to accounts receivable, inventory, goodwill, lives of customer leased instruments, lives of property, plant and equipment, lives of intangible assets, value of long-lived assets, warranty accruals, employee benefit plan obligations, environmental and litigation obligations, taxes, share-based compensation and others. These estimates and assumptions affect the amounts reported in our Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of changes, if any, are reflected in the Condensed Consolidated Financial Statements in the period that they are determined.

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

The effective tax rate for the three and nine months ended September 30, 2008 was 10.9% and 22.8%, respectively. The effective tax rate was impacted by discrete events which reduced tax expense for the nine months ended September 30, 2008 by $5.2 million, of which $0.5 million, $1.4 million and $3.3 million occurred in the three months ended September 30, 2008, June 30, 2008 and March 31, 2008, respectively. Discrete events occurring in the three months ended September 30, 2008 that reduced tax expense consisted primarily of changes in judgment related to uncertain tax positions in prior years and changes to various tax credits based on tax returns filed or to be filed for tax year 2007. Discrete events occurring in the three months ended June 30, 2008 that reduced tax expense consisted primarily of an increase in state tax credit carryforwards as a result of a state audit settlement during the quarter. For the three months ended March 31, 2008, discrete events that reduced tax expense consisted of a reduction in tax liabilities of $1.4 million for uncertain tax positions as a result of the expiration of the statute of limitations and claims for refunds of $2.7 million for favorable adjustments to previously filed returns.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) requires us to accrue interest and penalties where there is underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of interest expense which is consistent with the prior year treatment. At September 30, 2008, we had $5.1 million in accrued interest and penalties for taxes. During the first nine months of 2008, we reversed $0.8 million of interest and penalties primarily as a result of the expiration of the statute of limitations for our 2003 tax year in the United States (“U.S.”)

The total amount of unrecognized tax benefits as of September 30, 2008 was $28.9 million, which if recognized, would affect our effective tax rate in future periods.

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. The statute of limitations expired on March 31, 2008 for our 2003 U.S. federal income tax return, which resulted in a reduction in our liabilities for uncertain tax positions of $6.4 million, of which $1.4 million reduced income tax expense and $5.0 million reduced goodwill. Tax years 2004 through 2007 remain open to U.S. federal income tax examination with tax years 2004 and 2005 currently under audit by the Internal Revenue Service. We are no longer subject to state income tax examinations by tax authorities in our major state jurisdictions for years prior to 2004. The earliest tax years of our major international subsidiaries that are subject to non-U.S. income tax examinations by tax authorities are: Switzerland, 1998; Hong Kong, 2001; Germany and Italy, 2003; Japan and the United Kingdom, 2004; Canada, 2005; and France, 2006.

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

Recently Adopted Accounting Standards

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

In October 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of Statement No. 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The Staff Position is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. The implementation of FAS 157-3 did not have a material impact on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) to provide enhanced guidance when using fair value to measure financial and non-financial assets and liabilities. SFAS 157 establishes a single definition of fair value and a framework for measuring fair value that should result in increased consistency and comparability in fair value measurements. SFAS 157 also expands disclosures about fair value measurements.

In February 2008, FSP No. FAS 157-2 (“Effective Date of FASB Statement No. 157”) (“FSP FAS 157-2”) was issued. FSP FAS 157-2 delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. As a result, we elected to defer the requirements of SFAS 157 in accordance with FSP FAS 157-2, as it relates to our non-financial assets and non-financial liabilities until January 1, 2009. Our non-financial assets and non-financial liabilities to which SFAS 157 has not been applied include goodwill, other intangible assets, long-lived assets (for purposes of impairment assessments), asset retirement obligations and exit or disposal activities. We adopted the remaining provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 in the first fiscal quarter of 2008 did not have a material impact on our consolidated financial position, results of operations and cash flows. See Note 4 “Fair Value Measurements” for further discussion.

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

Disclosure about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement applies to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. This includes disclosing the fair value of derivative instruments and their gains or losses in tabular format and information about credit-

risk-related contingent features in derivative agreements, counterparty credit risk, and strategies and objectives for using instruments. This statement must be applied prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not expect that the adoption of SFAS 161 will have a material impact on our consolidated financial position, results of operations and cash flows.

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

Accounting for Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) also nullifies Emerging Issues Task Force (“EITF”) 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” which required entities to record adjustments to deferred tax assets and uncertain tax position balances arising in a business combination as an increase or decrease to goodwill (irrespective of the one-year allocation period). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the provisions related to income tax adjustments, which applies to all business combinations regardless of consummation date. Early adoption is prohibited. The impact of adopting SFAS 141(R) on our consolidated financial statements will depend on the economic terms of any future business combinations and income tax adjustments related to prior business combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, “Consolidated Financial Statements” (“ARB 51”) (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. This statement improves comparability by eliminating that diversity. This statement is effective beginning January 1, 2009. Earlier adoption is prohibited. This statement shall be applied prospectively as of January 1, 2009, except for the presentation and disclosure requirements, which shall be applied retrospectively. The adoption of SFAS 160 is not expected to have a material impact on our consolidated financial position, results of operations and cash flows.

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

Changes in Presentation

In connection with the preparation of the Consolidated Financial Statements for the year ended December 31, 2007, management determined that the amounts previously reported on our Condensed Consolidated Statements of Cash Flows for additions to property, plant and equipment, changes in inventories, long-term lease receivables, other and depreciation and amortization expense were incorrect due to inadvertent errors in summarizing these amounts. These immaterial errors resulted in an overstatement of cash flows provided by operating activities, with an equal overstatement of cash flows used in investing activities, but had no effect on our Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Earnings as presented in our Form 10-Q for the three and nine months ended September 30, 2007. The amounts presented in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2007, have been restated to correct these immaterial errors, as set forth in the following table:

	Nine months ended September 30, 2007
	Previously Reported	restated
Depreciation and amortization	$ 156.7	$ 148.0
Change in inventories	(46.7)	(55.5)
Change in long-term lease receivables	14.5	11.7
Change in other	(11.0)	(9.4)
Net cash provided by operating activities	284.7	266.0
Additions to property, plant and equipment	(223.4)	(204.7)
Net cash used in investing activities	(201.1)	(182.4)

Note 2.	Restructuring Activities and Asset Impairment Charges

During 2007, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites, including our intention to close our operations in Palo Alto, California and relocate the activities to Indianapolis, Indiana. Additionally, during 2008, we announced our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities (“Orange County consolidation project”). We have incurred approximately $4 million to date in connection with the Orange County consolidation project, of which $2.0 million relates to severance costs. In total for the three and nine months ended September 30, 2008 and 2007, we recorded net restructuring charges related to severance and other costs of $7.8 million and $13.2 million (net of $3.2 million gain on sale of building and land in Hialeah, Florida), respectively and $3.0 million and $12.7 million for the three and nine months ended September 30, 2007, respectively. Additionally, during 2007 we incurred asset impairment charges of $0.8 million. From January 2007 through the first nine months of 2008 we incurred a total of $27.7 million of net charges associated with our supply chain management initiatives.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheets at September 30, 2008:

Balance at December 31, 2007	$11.3
Additional charges	16.4
Cash payments in 2008	(15.7)

Balance at September 30, 2008	$12.0

We are currently in the process of evaluating potential asset impairments in connection with our Orange County consolidation project. This analysis will include identifying assets that will no longer be needed which may result in an impairment charge and/or acceleration of depreciation based on a shortened expected useful life of the asset. Although a reasonable estimate of the cost has not yet been determined, a preliminary study indicates that the impairment charge and/or accelerated depreciation over the next year may range up to $6.0 million.

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

Foreign Currency

We manufacture our products principally in the U.S., but generated approximately 50% of our revenue during the first nine months of 2008 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany revenue to our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow hedges were discontinued in the three and nine months ended September 30, 2008 and 2007.

Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified into other non-operating (income) expense upon the recognition of the hedged transaction. We estimate that substantially all of the $4.1 million of unrealized gain ($2.6 million after tax) included in accumulated other comprehensive loss at September 30, 2008 will be reclassified to other non-operating (income) expense within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. We have cash flow hedges at September 30, 2008, which settle as late as December 2009.

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

The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis at September 30, 2008, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

Description of assets (liabilities)		Fair Value Measurements at Reporting Date Using
	Fair Value at September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$0.1		$0.1
Option contracts	$13.2		$13.2

Our financial assets and financial liabilities have been classified as Level 2. These derivative contracts have been initially valued at the transaction price and subsequently valued using market data including quotes, benchmark yields, spot rates, and other industry and economic events. When necessary, we validate our valuation techniques by understanding the models used and obtaining market values from pricing sources.

Note 5.	Comprehensive (Loss) Income

The reconciliation of net earnings to comprehensive (loss) income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net earnings	$26.1	$60.0	$116.8	$166.5

Other comprehensive (loss) income
Foreign currency translation adjustments	(67.3)	32.0	(21.2)	42.6
Net actuarial gains associated with pension and other postretirement benefits, net of income taxes of $(3.5) for the nine months ended September 30, 2008	-	-	5.4	-
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $(1.1) and $(2.9) for the three and nine months ended September 30, 2008, respectively, and $(2.7) for the three and nine months ended September 30, 2007	1.5	0.9	4.7	5.1
Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $(3.2) and $(1.7) for the three and nine months ended September 30, 2008, respectively, and $1.5 and $1.6 for the three and nine months ended September 30, 2007, respectively	5.2	(2.4)	2.8	(2.6)
Reclassifications to expense (income), net of income taxes of $(1.1) and $(3.5) for the three and nine months ended September 30, 2008, respectively, and $0.1 and $0.3 for the three and nine months ended September 30, 2007, respectively	1.8	(0.1)	5.6	(0.4)

Other comprehensive (loss) income	(58.8)	30.4	(2.7)	44.7

Total comprehensive (loss) income	$(32.7)	$90.4	$114.1	$211.2

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	September 30, 2008	December 31, 2007
Cumulative currency translation adjustments	$133.5	$154.7
Pension and other postretirement plan liability adjustments	(151.6)	(161.7)
Net unrealized gain (loss) on derivative instruments	2.6	(5.8)

Total accumulated other comprehensive loss	$(15.5)	$(12.8)

Note 6.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,
	2008			2007
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$26.1	62.789	$0.42	$60.0	62.889	$0.96
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	1.545	(0.01)	-	1.629	(0.03)

Diluted EPS:
Net earnings	$26.1	64.334	$0.41	$60.0	64.518	$0.93

	Nine Months Ended September 30,
	2008			2007
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$116.8	62.931	$1.86	$166.5	62.379	$2.67
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	1.472	(0.05)	-	1.529	(0.06)

Diluted EPS:
Net earnings	$116.8	64.403	$1.81	$166.5	63.908	$2.61

For the three and nine months ended September 30, 2008, there were 0.5 million shares and 0.8 million shares, respectively, and for the three and nine months ended September 30, 2007, there were 0.3 million shares and 1.2 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been antidilutive.

We expect the principal amount of the convertible senior notes due 2036, (“Convertible Notes”) issued in December 2006 to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the three and nine months ended September 30, 2008 and 2007 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

Note 7.	Sale of Assets

During the nine months ended September 30, 2008 and 2007, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $46.2 million and $43.9 million, respectively, for which we received cash proceeds of $46.4 million and $43.8 million, respectively. Substantially all of these sales took place in Japan with a minor amount in the U.S. These transactions were accounted for as sales. As a result, the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 8.	Composition of Certain Financial Statement Items

Inventories consisted of the following:

	September 30, 2008	December 31, 2007
Raw materials, parts and assemblies	$172.1	$148.2
Work in process	25.2	19.6
Finished products	384.4	356.1

	$581.7	$523.9

Changes in the product warranty obligation were as follows:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Beginning Balance	$13.7	$12.5
Current period warranty charges	3.6	15.3
Current period utilization	(4.5)	(15.0)

Ending Balance	$12.8	$12.8

Note 9.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2008 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2007	$687.5	$19.9	$707.4
Acquisition related adjustments	(11.5)	-	(11.5)
Currency translation adjustment	(0.1)	(0.4)	(0.5)

Goodwill at September 30, 2008	$675.9	$19.5	$695.4

Other intangible assets consisted of the following:

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$128.9	$(37.8)	$91.1	$122.8	$(29.1)	$93.7
Customer relationships	219.2	(83.4)	135.8	218.4	(74.6)	143.8
Other	70.2	(33.3)	36.9	69.5	(28.7)	40.8

	418.3	(154.5)	263.8	410.7	(132.4)	278.3
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	66.6	-	66.6	66.6	-	66.6

	$558.4	$(154.5)	$403.9	$550.8	$(132.4)	$418.4

Estimated future intangible asset amortization expense consists of the following:

2008 (remaining three months)	$7.4
2009	28.9
2010	28.6
2011	27.8
2012	23.6
Thereafter	147.5

Total	$263.8

Note 10.	Debt

Certain of our borrowing agreements contain covenants that we must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At September 30, 2008, we were in compliance with such covenants.

Note 11.	Share-Based Compensation

Share-based compensation expense was $8.8 million and $7.5 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, share-based compensation expense was $27.0 million and $19.9 million, respectively. Stock option and nonvested stock expense increased in the current year due to a change in our retirement eligibility rules. For stock option grants in 2008, retirement eligible employees are no longer required to be one year into the vesting schedule in order for their shares to become fully vested upon retirement. For nonvested stock grants in 2008, new terms have been added to the agreement to allow stock units to become fully vested upon retirement, death, or disability after the first year anniversary of the award date.

Note 12.	Retirement Benefits

In the first quarter of 2008, we received the final valuations of our pension plans and other postretirement benefit plans to reflect actual census data as of January 1, 2008. This valuation resulted in an increase to pension obligations of $11.2 million and a decrease to postretirement obligations of $20.1 million. Additionally, other comprehensive (loss) income increased by $5.4 million and long-term deferred tax liabilities increased by $3.5 million. There was no impact to our Condensed Consolidated Statements of Earnings.

For the three and nine months ended September 30, 2008 and 2007, the pension and postretirement benefit costs were comprised of:

	Pensions				U.S. PostRetirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost-benefits earned during the period	$4.3	$4.4	$1.4	$1.8	$0.5	$0.5
Interest cost on benefit obligation	10.2	9.8	2.8	2.4	1.9	1.9
Expected return on plan assets	(14.1)	(14.7)	(3.1)	(2.9)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	-	(1.1)	(1.0)
Actuarial loss	3.0	2.5	0.4	0.5	0.3	0.4

Net periodic benefit costs	$3.6	$2.2	$1.3	$1.8	$1.6	$1.8

	Pensions				U.S. PostRetirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Nine Months Ended September 30,
	2008	2007	2008	2007	2008	2007
Service cost-benefits earned during the period	$12.9	$13.2	$4.2	$5.4	$1.5	$1.5
Interest cost on benefit obligation	30.6	29.4	8.4	7.2	5.7	5.7
Expected return on plan assets	(42.3)	(43.9)	(9.3)	(8.7)	-	-
Amortization:
Prior service cost (credit)	0.6	0.6	(0.6)	-	(3.3)	(3.0)
Actuarial loss	9.0	7.5	1.2	1.5	0.7	1.2

Net periodic benefit costs	$10.8	$6.8	$3.9	$5.4	$4.6	$5.4

We made contributions of $8.2 million and $9.3 million to our U.S. defined benefit plans during the nine months ended September 30, 2008 and 2007, respectively. At September 30, 2008, other assets includes our net overfunded pension asset of $18.2 million related to our U.S. pension plan, which was determined using the value of our pension assets and obligation at December 31, 2007. The value of our U.S. pension assets had declined by approximately $126 million at September 30, 2008 in comparison to the value as of December 31, 2007 and has further declined approximately $70 million as of October, 31 2008. As of September 30, 2008 our U.S. pension plan is underfunded by $75.7 million. We may contribute approximately $50 million of additional discretionary funding to our pension plans during the fourth quarter of 2008, as a result of the recent decline in value of our pension plan assets. If the value continues to decline we may be required to make additional pension plan contributions and our pension expense in future years will increase.

Note 13.	Commitments and Contingencies

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. Although we continue to incur expenditures for environmental protection, we do not anticipate any expenditures to comply with such laws and regulations which would have a material impact on our consolidated operations or financial position beyond amounts accrued to date. We believe that our operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

To address contingent environmental costs, we establish reserves when a loss is probable and costs can be reasonably estimated.

In connection with our Orange County consolidation project and closure of our Fullerton, CA site, we began conducting environmental studies at our Fullerton site. The data generated by these studies suggests that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the site. Studies to determine the source and extent of these chemicals are underway and are expected to continue for several months. We have notified the State Department of Toxic Substances Control of the presence of these chemicals at the site and expect that agency to oversee determination of any remediation requirements. We have recorded a liability of $19 million representing our best estimate of the future expenditures for investigation and remediation at the site; however, it is possible that the ultimate costs incurred could range from $10 million to $30 million. Our estimates are based upon the results of our investigation to date and comparison to our prior experience with environmental remediation at another site. Therefore, it is possible that additional activities not contemplated at this time could be required and that the actual costs could differ materially from the amount we have recorded as a liability or our estimated range.

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

In June 2006, Wipro Limited (“Wipro”), our former distributor in India, initiated an arbitration action against Beckman Coulter International S.A. (“BCISA”), the Beckman Coulter subsidiary who entered the distributor relationship with Wipro, alleging that certain actions by Beckman Coulter India Private Limited (“BCIPL”), our India subsidiary, breached their contract. Wipro currently is claiming that they have suffered damages of $10.8 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. We cannot at this time predict or determine the outcome of this litigation, nor can we estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, no accrual has been made for any potential exposure.

On August 16, 2007, a former employee filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleges claims on the plaintiff’s own behalf and also on behalf of a purported class of former and current Beckman Coulter employees. The complaint alleges, among other things, that we violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs and certain overtime payments. It also alleges that we engaged in unfair business practices. The plaintiff is seeking back pay, statutory penalties, and attorneys’ fees and seeks to certify this action on behalf of our nonexempt California employees. Recently, six additional former employees were added as class representatives. We believe we have defenses to the claims asserted in this action, however, we are unable to assess the likelihood of an unfavorable outcome and cannot give any assurances regarding the ultimate outcome of this lawsuit.

Note 14.	Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Through fiscal year-end 2007, we operated our business on the basis of a single reportable segment consisting of four product areas. Beginning in the first fiscal quarter of 2008, we began to measure our business on the basis of two reportable segments– Clinical Diagnostics and Life Sciences. As a result, amounts previously reported in the prior year have been reclassified to reflect our business on the basis of our two reportable segments. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 84% of our consolidated revenue. The product areas within Clinical Diagnostics are Chemistry and Clinical Automation, Cellular Analysis, and Immunoassay and Molecular Diagnostics. Our Life Sciences segment includes systems used in disease research performed in academic centers as well as therapeutic research performed by biopharmaceutical companies.

Management evaluates business segment performance on a revenue and operating income basis, exclusive of certain adjustments such as restructuring charges, technology licenses and other charges, which are not allocated to our segments for performance assessment by our chief operating decision maker. We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segment’s operating income to consolidated earnings before income taxes:

	*Three Months Ended September 30,		*Nine Months Ended September 30,
	2008	2007	2008	2007
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$220.4	$196.5	$669.0	$585.4
Cellular Analysis	233.1	203.0	709.1	605.7
Immunoassay and Molecular Diagnostics	182.4	159.6	548.7	461.2

Total Clinical Diagnostics	635.9	559.1	1,926.7	1,652.3
Life Sciences	122.9	109.9	361.0	320.0

Total revenues	$758.8	$669.0	$2,287.6	$1,972.3

Segment operating income:
Clinical Diagnostics	$63.9	$58.3	$193.7	$184.6
Life Sciences	15.8	12.2	46.7	28.3

Total segment operating income	79.7	70.5	240.4	212.9
Restructuring expenses	(7.8)	(3.0)	(13.2)	(12.7)
Environmental remediation	(19.0)	-	(19.0)	-
Asset impairment charges	-	-	-	(0.8)
Technology used in R&D for Clinical Diagnostics	(11.7)	-	(23.7)	-
Fair market value inventory adjustment	-	-	(1.0)	-
Rental tax dispute	-	-	-	(1.6)

Total operating income	41.2	67.5	183.5	197.8

Non-operating (income) expense:
Interest income	(2.4)	(3.3)	(8.6)	(11.1)
Interest expense	13.3	12.2	34.5	38.9
Other	1.0	(19.7)	6.3	(58.4)

Total non-operating expense (income)	11.9	(10.8)	32.2	(30.6)

Earnings from continuing operations before income taxes	$29.3	$78.3	$151.3	$228.4

*	Amounts may not foot due to rounding.

Our principal markets are the U.S. and international markets. The United States information is presented separately since the Company is headquartered in the U.S. United States revenues represented 50% and 53% of our total consolidated revenues for the three month periods ended September 30, 2008 and 2007, respectively and 50% and 53% for the nine month periods ended September 30, 2008 and 2007, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	*Three Months Ended September 30,		*Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues by geography:
United States	$376.5	$352.4	$1,133.4	$1,044.4
Europe	165.4	138.6	511.8	427.9
Emerging Markets**	68.8	56.9	205.1	156.2
Asia Pacific	94.5	76.7	279.2	213.3
Other***	53.6	44.3	158.1	130.5

Total revenues	$758.8	$669.0	$2,287.6	$1,972.3

	September 30, 2008	December 31, 2007
Long-lived assets by geography:
United States	$1,702.3	$1,724.3
International	394.0	381.9

Total long lived assets	$2,096.3	$2,106.2

*	Amounts may not foot due to rounding.
**	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
***	Other includes Canada and Latin America

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We design, manufacture, and sell systems, services, reagents and supplies to clinical and life science laboratories around the world. We market our products in more than 130 countries, with approximately 50% of our revenue in the first nine months of 2008 coming from outside the United States (“U.S.”). Our products combine sophisticated analytical instruments, user-friendly software and highly sensitive chemistries, integrated into complete and simple to use systems. Our product lines address nearly all blood tests routinely performed in hospital laboratories and a range of systems for life science and pharmaceutical research.

Our instruments are generally provided to customers under operating-type lease (“OTL”) arrangements, sales-type lease (“STL”) arrangements or cash sales. Essentially all lease contracts entered into with customers are done under OTL arrangements. Our lease arrangements primarily take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents. The customer is then billed monthly based on actual usage of reagents. Over 78% of our total revenue in the first nine months of 2008 was generated by recurring revenue from supplies, test kits, service, royalty revenue and OTL payments.

Strategic Initiatives

Our strategy is to extend our leadership in simplifying, automating and innovating customers’ processes, by continuing to rollout new products, enhancing our current product offerings, and entering into new and growing market segments. Our strategic initiatives focus on key growth drivers and operational improvements as follows:

•

continuing to grow our immunoassay market share through our family of immunoassay instruments, test menu expansion, our growing family of chemistry and immunoassay workcells and leveraging our strong market position in chemistry and cellular analysis systems;

•	launching our next generation cellular system, the DxH;

•	pursuing opportunities through geographic expansion in emerging markets which continue to provide attractive opportunities for growth;

•

staying on pace for the late 2010 launch of our automated “sample-to-result” fully integrated molecular diagnostics system for clinical laboratories. Costs for the project are anticipated to be between $20 and $25 million per year through 2010 excluding any licensing fees for the test menu. We have completed the development of fully functional breadboards. We are now working toward the next milestone of developing the first prototype; and

•

focusing on achievement of operating excellence throughout our supply chain and business operations. We will drive additional improvements in manufacturing, distribution and all our business processes through company wide application of “Lean Six-Sigma” tools and the implementation of a comprehensive enterprise resource planning system over the course of the next few years. These tools should deliver continuous improvements to our overall productivity.

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

Both our accounting policies and estimates are essential in understanding MD&A and results of operations. We describe our significant accounting policies in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. In addition, we discuss our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2007. There were no significant changes in our accounting policies since the end of 2007. During the three months ended September 30, 2008 we developed an estimate for our environmental remediation obligation related to the planned closure of our Fullerton, California site. This estimate was developed using the information available to date and our historical experience at another site. Our estimate may change as additional facts are known and as detailed remediation plans are developed. There were no significant changes in other estimates since the end of 2007.

Results of Operations

Through December 31, 2007, we reported our business on the basis of a single reportable segment consisting of four product areas. Beginning in the first fiscal quarter of 2008, we began to measure our business on the basis of two reportable segments– Clinical Diagnostics and Life Sciences. The Clinical Diagnostics segment represents approximately 84% of our consolidated revenue and includes products used to evaluate and analyze bodily fluids, cells and other patient samples. The three product areas within Clinical Diagnostics are 1) Chemistry and Clinical Automation, 2) Cellular Analysis and 3) Immunoassay and Molecular Diagnostics. Our Life Sciences segment, on the other hand, includes systems used for disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies.

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

Current Quarter Financial Highlights

Total revenue increased to $758.8 million, an increase of 13.4% (10.2% in constant currency) compared to the third quarter 2007. The increase in revenue was primarily due to a 26.0% increase in cash instrument sales, coupled with a 10.4% increase in recurring revenue.

Revenue from Clinical Diagnostics increased 13.7% (10.5% in constant currency) as compared to the prior year quarter. Clinical Diagnostics’ recurring revenue growth, the best indicator of the overall strength of our business, was 10.8%, or 7.6% in constant currency. Recurring revenue growth largely reflects the combined effect of expanding our installed base and increasing test kit utilization, which led to strong growth across all major product areas. We continued to make progress in extending our diagnostics installed base, as reflected in cash instrument sales growth of more than 35%, as compared to the prior year quarter. While we anticipate that a strengthening dollar may negatively impact our future cash instrument sales, steady growth of recurring revenue is expected to continue. Recurring revenue represents nearly 80% of our total revenue, affording a predictable source of future earnings.

Life Sciences revenue increased 11.9% worldwide, or 8.5% in constant currency, led primarily by growth in hardware cash instrument sales of our Centrifugation and Life Science automation products. The automation orders are typically large and the associated timing of revenue is hard to predict. We expect a strengthening dollar and potential weakness in publicly-funded research to moderate Life Science growth going forward.

Gross profit margin decreased 20 basis points to 46.4%. The slightly lower margin reflects higher transportation costs, and a mix favoring lower margin instruments and expansion in international markets which have lower margins. The shift towards cash instrument sales and the continued expansion of our international installed base put downward pressure on margins, but support our long-term objective to increase our penetration into international and particularly emerging markets to drive future recurring revenue growth.

Selling, general and administrative (“SG&A”) grew 15.3% during the current quarter due in part to incremental expenses from our flow cytometry acquisition and additional infrastructure expenses to support our international growth.

Research and development (“R&D”) expense increased primarily due to a $11.7 million charge in connection with buying out our future U.S. royalty for preeclampsia tests from Nephromics LLC. The license is for tests related to the detection, monitoring, and risk assessment of preeclampsia, a leading cause of maternal death. These tests are in development and are subject to regulatory approval.

We also recorded a $19.0 million environmental remediation charge during the quarter, related to our Orange County consolidation project. In connection with this consolidation, we began conducting environmental studies at our Fullerton, California site. The data generated by these studies suggests that soil and groundwater at the site contain chemicals previously used in operations at the facility. The $19.0 million represents our best estimate at this time of future expenditures for investigation and remediation at the site. We believe that the ultimate costs may range from $10 million to $30 million.

Other non-operating expense increased by $20.7 million over the prior year quarter. In the prior year quarter non-operating income was due to a $26.2 million gain from a Miami land sale, which was partially offset by a $9.0 million contribution to establish the Beckman Coulter Foundation to fund research and educational institutions and programs. The prior year quarter also benefited from gains on foreign exchange transactions, compared to a loss in the current year.

Revenue

The following table compares revenue by reportable segment and geography for the three and nine months ended September 30, 2008 and 2007 (dollar amounts in millions):

	*Three months ended September 30,		Reported Growth %	Constant Currency Growth % **
	2008	2007
Segment revenues:
Clinical Diagnostics:
Chemistry and Clinical Automation	$220.4	$196.5	12.2%	9.0%
Cellular Analysis	233.1	203.0	14.8%	11.9%
Immunoassay and Molecular Diagnostics	182.4	159.6	14.3%	10.7%

Total Clinical Diagnostics	635.9	559.1	13.7%	10.5%
Life Sciences	122.9	109.9	11.9%	8.5%

Total revenues	$758.8	$669.0	13.4%	10.2%

Revenues by geography:
United States	$376.5	$352.4	6.8%	6.8%
Europe	165.4	138.6	19.3%	10.1%
Emerging Markets***	68.8	56.9	21.0%	17.0%
Asia Pacific	94.5	76.7	23.3%	17.4%
Other****	53.6	44.3	20.9%	15.9%

Total revenues	$758.8	$669.0	13.4%	10.2%

	*Nine months ended September 30,		Reported Growth %	Constant Currency Growth % **
	2008	2007
Segment revenues:
Clinical Diagnostics:
Chemistry and Clinical Automation	$669.0	$585.4	14.3%	10.3%
Cellular Analysis	709.1	605.7	17.1%	13.2%
Immunoassay and Molecular Diagnostics	548.7	461.2	19.0%	14.7%

Total Clinical Diagnostics	1,926.7	1,652.3	16.6%	12.6%
Life Sciences	361.0	320.0	12.8%	8.2%

Total revenues	$2,287.6	$1,972.3	16.0%	11.9%

Revenues by geography:
United States	$1,133.4	$1,044.4	8.5%	8.5%
Europe	511.8	427.9	19.6%	8.9%
Emerging Markets***	205.1	156.2	31.3%	26.6%
Asia Pacific	279.2	213.3	30.9%	23.5%
Other****	158.1	130.5	21.1%	12.0%

Total revenues	$2,287.6	$1,972.3	16.0%	11.9%

*	Amounts in table above may not foot or recalculate due to rounding.
**	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
***	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
****	Other includes Canada and Latin America.

Clinical Diagnostics

Clinical Diagnostics grew by 13.7% and 16.6% in the three and nine months ended September 30, 2008, respectively. This segment experienced double digit growth in all three product areas during both the quarter and nine months ended September 30, 2008 as compared to 2007, primarily due to robust cash instrument sales and strong recurring revenue. We continued to make progress in extending our diagnostics installed base, as reflected in cash instrument sales growth. As compared to the prior year quarter, current quarter cash instrument sales increased by 35% while for the nine months ended September 30, 2008, cash instrument sales increased by 46% over that of the prior year period. In comparison to prior year, recurring revenue, the best indicator of the overall strength of our business, increased by 10.8% and 12.8%, for the three and nine month periods. Recurring revenue growth largely reflects the combined effect of expanding our installed base and increasing test kit utilization.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from Chemistry and Clinical Automation increased by 12.2% and 14.3% for the three and nine months ended September 30, 2008, respectively versus the same periods in 2007. The increase in both periods was due in large part to cash instrument revenue plus an increase in recurring revenue due to strong placements of our DxC family of Autochemistry systems. Autochemistry grew by more than 13% during the quarter, in comparison to the same period a year ago due to accelerated work cell placements and double-digit international growth. We continue to grow our installed base in mid to large sized hospitals and experience strong demand internationally as our customers focus on the efficiency and cost savings that can be provided by increased automation.

Cellular Analysis

Revenue from Cellular Analysis increased 14.8% and 17.1% for the three and nine months ended September 30, 2008, respectively as compared to the same period in 2007. The growth in both periods was due primarily to increased cash instrument sales, which increased by 43% and 48% during the three and nine months of 2008, respectively as compared to the same period in the prior year. The increase was also attributed to growth in recurring revenue, added sales from our recently acquired flow cytometry products and the elimination of the instrument backlog in the first half of the year.

Immunoassay and Molecular Diagnostics

Revenue in Immunoassay and Molecular Diagnostics increased by 14.3% and 19.0% for the three and nine months ended September 30, 2008, respectively, when compared to the same periods in the prior year. This increase is due, in part, to recurring revenue during the first nine months of 2008 which increased by 16.7% as compared to the first nine months of 2007. In addition, we had higher levels of instrument shipments including our new workcells as we continue to grow our installed base. The increase in recurring revenue for the nine months was led by a 20.7% growth from our Access immunoassay products. Overall, for the three and nine month periods, revenue growth was particularly strong internationally.

Life Sciences

Revenue in this segment experienced an increase of 11.9% and 12.8% for the three and nine month periods ended September 30, 2008, respectively as compared to the same period in 2007. The increase was led primarily by growth in hardware cash instrument sales of our Centrifugation and Life Science automation products. We expect a strengthening dollar and potential weakness in publicly funded research to moderate Life Science growth going forward.

Revenue by Major Geography

Overall, revenue in the U.S. was up 6.8% and 8.5% for the three and nine months ended September 30, 2008, respectively, versus the prior year periods. This increase was primarily due to growth in Clinical Diagnostics. Momentum in Clinical Diagnostics was broad based, up 7.1% and 8.6% for the three and nine month period, with growth in Access-family immunoassay, Auto Chemistry and Cellular Analysis Systems. Growth in these product lines was primarily due to increased instrument placements, our flow cytometry acquisition and the elimination of the instrument backlog in Cellular in the first half of the year.

International revenue was up 20.8% and 24.4% for the three and nine months ended September 30, 2008, respectively, or 13.9% and 15.7% in constant currency in comparison to the prior year periods. The increase in international revenue was due to growth in all product areas, particularly Immunoassay and Molecular Diagnostics, which grew 28.7% and 37.2% (20.1% and 27.0% in constant currency) in comparison to same three and nine month periods in the previous year.

Revenue in Europe rose by 19.3% and 19.6% (10.1% and 8.9% in constant currency) for the three and nine months ended September 30, 2008, respectively. Clinical Diagnostics led the way, up over 20.6% or 11.3% in constant currency for the quarter. Within Clinical Diagnostics, Cellular Analysis and Immunoassay and Molecular Diagnostics remained the greatest contributors to growth. The increase in Cellular Analysis was due to added sales from our recently acquired flow cytometry products at the end of 2007, while the increase in Immunoassay and Molecular Diagnostics was due to increased recurring revenue from our Access immunoassay products, generated from our expanding installed base. Automation and workcells are also becoming a key factor in expanding our growth in Europe.

Revenue from Emerging Markets increased by 21.0% and 31.3% (17.0% and 26.6% in constant currency) for the three and nine months ended September 30, 2008, respectively, was primarily driven by an increase in cash instrument sales of 48.3% or 46.4% in constant currency during the first nine months of 2008 as compared to the same period in the prior year. The increased installed base has also resulted in recurring revenue growth of 24.5% or 18.7% in constant currency.

Sales in Asia Pacific increased by 23.3% and 30.9% (17.4% and 23.5% in constant currency) for the three and nine months ended September 30, 2008, respectively. Within the region, Immunoassay was the key driver of the 24.7% and 33.3 % growth in Clinical Diagnostics, while Centrifugation was the main contributor of the 18.0% and 22.7% growth in Life Sciences for the three and nine months ended September 30, 2008, respectively.

Service Revenue

Service revenue, which is derived from contracts for service and from maintenance calls on our installed base of instruments, increased 7.9% to $117.1 million in the third quarter of 2008 from $108.5 million in the third quarter of 2007. Service revenue increased 10.2% to $346.9 million in the first nine months of 2008 from $314.7 million in the same period in 2007. The increase is due primarily to our growing installed base of instruments under service contracts.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30, 2008	September 30, 2007	Percent Change	September 30, 2008	September 30, 2007	Percent Change
(dollar amounts in millions)
Gross profit	$352.0	$311.9	12.9%	$1,056.4	$925.7	14.1%
As a percentage of total sales	46.4%	46.6%	(0.2)%	46.2%	46.9%	(0.7)%

The decline in gross margin for the quarter and nine months ended September 30, 2008 is primarily due to a mix favoring lower margin cash instrument sales, expansion in international markets, as well as higher transportation costs. While heavy sales of instrumentation, particularly outside the U.S, is unfavorable in the short term from a margin perspective, it supports our long term objective to increase our penetration in emerging markets and positions us to provide reliable and sustainable recurring revenue growth in future periods.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2008	September 30, 2007	Percent Change	September 30, 2008	September 30, 2007	Percent Change
(dollar amounts in millions)
Selling, general and administrative	$209.2	$181.5	15.3%	$625.5	$537.9	16.3%
As a percentage of total sales	27.6%	27.1%	0.5%	27.3%	27.3%	0.0%

The increase in selling, general and administrative expense for both the three and nine months ended September 30, 2008 was primarily attributed to:

•	increased spending on selling and marketing activities to support our revenue growth;

•	increased costs as a result of the translation of international costs due to comparative weakness of the U.S. dollar;

•	higher amortization;

•	higher bad debt expense;

•	incremental operating expenses from our flow cytometry acquisition;

•	increased stock compensation expense primarily in the first quarter 2008 as a result of changes in the retirement vesting terms of newly issued share-based grants in 2008, and

•	costs incurred in the second quarter of 2008 related to the extension of currency swap agreements embedded in our facility leases of which $1.8 million is related to SG&A.

	Three Months Ended			Nine Months Ended
	September 30, 2008	September 30, 2007	Percent Change	September 30, 2008	September 30, 2007	Percent Change
(dollar amounts in millions)
Research and Development	$74.8	$59.9	24.9%	$215.2	$176.5	21.9%
As a percentage of total sales	9.9%	9.0%	0.9%	9.4%	8.9%	0.5%

The increase in research and development of $14.9 million and $38.7 million in the three and nine months ended September 30, 2008, respectively, compared to the same periods last year is mainly due to an $11.7 million charge in the third quarter of 2008 related to buying out our future U.S. royalty for preeclampsia tests currently in development from Nephromics, LLC (“Nephromics”). This fully paid up license relates to future U.S. sales of a number of markers including a preeclampsia panel covered by patents licensed exclusively to Nephromics. The products under the licensing agreements have not received regulatory clearance, are still in the development stage and do not have alternative future use; therefore the cost was charged to R&D. In addition, we recorded a charge of $12.0 million during the first half of 2008 in connection with the purchase of a non-exclusive, non-transferable sublicense to receive certain patent rights to testing for the hepatitis C virus (“HCV”). Under the sublicense, which has no alternative future use, we can develop, manufacture and sell a quantitative viral load HCV blood test for use on our molecular diagnostic instrument, which is in development. In addition to the charges above research and development costs were higher than levels in the prior year primarily due to the continued investment in our molecular diagnostics development project.

	Three Months Ended			Nine Months Ended
	September 30, 2008	September 30, 2007	Percent Change	September 30, 2008	September 30, 2007	Percent Change
(dollar amounts in millions)
Environmental remediation	$19.0	$-	100.0%	$19.0	$-	100.0%
Restructuring	$7.8	$3.0	>100.0%	$13.2	$12.7	3.9%
Asset impairment charges	$-	$-		$-	$0.8	(100.0)%

Environmental Remediation—During the third quarter we recorded a $19.0 million environmental remediation charge related to our Orange County site consolidation and closure of our Fullerton, California site. In connection with this consolidation, we began conducting environmental studies at our Fullerton, California site, which suggests that soil and groundwater at the site contain chemicals previously used in operations at the facility. The $19.0 million represents our best estimate of future expenditures for evaluation and remediation at the site. We believe that the ultimate costs may range from $10 million to $30 million.

Restructuring and Asset Impairment Charges—In connection with our previously announced supply chain initiatives, during the three and nine months ended September 30, 2008, we recorded charges of $7.8 million and $13.2 million, respectively, related to severance, relocation, and other duplicative exit costs which also includes a net gain of $3.2 million for the nine months ended September 30, 2008, related to the sale of buildings and land in Hialeah, Florida. We are currently in the process of evaluating potential asset impairments in connection with our Orange County consolidation project, which will result in the closure of our Fullerton facility. This analysis will include identifying assets that will no longer be needed which may result in an impairment charge or acceleration of depreciation based on a shortened expected useful life of the asset. Although a reasonable estimate of the cost has not yet been determined, a preliminary study indicates that the impairment charge or accelerated depreciation may range up to $6.0 million.

Operating Income

Management evaluates business segment performance on a revenue and operating income basis exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the three and nine month periods ended September 30, 2008 and September 30, 2007 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating income:
Clinical Diagnostics	$63.9	$58.3	$193.7	$184.6
Life Sciences	15.8	12.2	46.7	28.3

Total segment operating income	79.7	70.5	240.4	212.9

Restructuring expenses	(7.8)	(3.0)	(13.2)	(12.7)
Environmental remediation	(19.0)	-	(19.0)	-
Asset impairment charges	-	-	-	(0.8)
Technology used in R&D for Clinical Diagnostics	(11.7)	-	(23.7)	-
Fair market value inventory adjustment	-	-	(1.0)	-
Rental tax dispute	-	-	-	(1.6)

Total operating income	41.2	67.5	183.5	197.8

Non-operating (income) expense:
Interest income	(2.4)	(3.3)	(8.6)	(11.1)
Interest expense	13.3	12.2	34.5	38.9
Other	1.0	(19.7)	6.3	(58.4)

Total non-operating expense (income)	11.9	(10.8)	32.2	(30.6)

Earnings from continuing operations before income taxes	$29.3	$78.3	$151.3	$228.4

The increase in operating income from our Clinical Diagnostics segment in the first three and nine months ended September 30, 2008, respectively, was primarily due to double digit growth in all three product areas as a result of robust cash instrument sales and strong recurring revenue growth.

The increase in operating income from our Life Science segment in the three and nine months ended September 30, 2008, respectively, was primarily due to an overall increase in revenue of 11.9% and 12.8% for the three and nine months ended September 30, 2008, respectively, as a result of increased cash instrument sales. We do not, however, believe that this level of growth is sustainable and expect a more modest growth rate for the remainder of 2008.

Non-Operating (Income) Expense

	Three Months Ended			Nine Months Ended
	September 30, 2008	September 30, 2007	Percent Change	September 30, 2008	September 30, 2007	Percent Change
(dollar amounts in millions)
Interest income	$(2.4)	$(3.3)	(27.3)%	$(8.6)	$(11.1)	(22.5)%
Interest expense	$13.3	$12.2	9.0%	$34.5	$38.9	(11.3)%
Other non-operating expense (income)	$1.0	$(19.7)	>100.0%	$6.3	$(58.4)	>100.0%

Interest income decreased during both periods due, in part, to our shift from STL’s to OTL’s.

Interest expense decreased during the nine months ended September 2008, primarily due to a decrease in our tax liabilities for uncertain tax positions coupled with lower interest rates on our borrowings in comparison to 2007.

Other non-operating expense for the third quarter and the first nine months of 2008 returned to normal levels, whereas in 2007 we recorded a $40.6 million gain, net of expenses, associated with the breakup fee received in connection with the termination of the merger agreement with Biosite, Incorporated (“Biosite”) during the second quarter of 2007 and a $26.2 million gain on the sale of vacant land in Miami during the third quarter of 2007, which was partially offset by a $9.0 million contribution to establish the Beckman Coulter Foundation, which is being used to fund research and education institutions and programs. Excluding the effect of these transactions, other non-operating expense increased over the prior year nine months, primarily due to currency related costs.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the three months ended September 30, 2008 and September 30, 2007 was 10.9% and 25.4%, respectively. For the nine months ended September 30, 2008 and September 30, 2007, the effective tax rate was 22.8% and 27.8%, respectively. The effective tax rate for both periods was impacted by discrete events. During the nine months ended September 30, 2008, discrete events that reduced tax expense included a reduction in tax liabilities for uncertain tax positions as a result of the expiration of the statute of limitations and claims for refund of favorable adjustments to previously disallowed expenses and an increase in state tax credit carryforwards as a result of state audit settlement during the period. The decrease in the effective tax rate between the first nine months of 2007 and the first nine months of 2008 is the result of a more favorable mix of income with more income being earned in countries with overall lower tax rates. This shift in geographic profit mix in the third quarter 2008 is in large part due to the provision for environmental remediation, which resulted in the unusually low tax rate for the third quarter 2008. The effective tax rate for the first nine months of 2007 was impacted by higher provisions for uncertain tax positions.

The Emergency Economic Stabilization Act of 2008 enacted on October 3, 2008 provides for an extension of the Research and Experimentation Tax Credit (“R&E Credit”) for tax years 2008 and 2009. As a result of the enactment of this legislation, the Company expects to record a tax benefit in the fourth quarter for the estimated amount of the 2008 R&E Credit. This is in addition to amounts already considered for 2007 R&E Credits to be recorded in 2008 based on actual 2007 tax returns filed. The Company does not believe the Emergency Economic Stabilization Act of 2008 will have a material impact on our consolidated financial position and results of operations.

Our effective tax rate for the full year 2008 could be impacted by a number of factors such as new tax laws, interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our use of tax credits and our geographic profit mix. We expect our effective tax rate for the year to be approximately 23 to 24%.

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

Our business model, in particular recurring revenue comprised of supplies, test kits, service, royalty revenue and OTL payments, allows us to generate substantial operating cash flows. We are currently investing a substantial portion of this cash flow in instruments leased to customers. We expect operating cash flows to increase as our revenue and depreciation from new OTLs increase year over year. We anticipate our operating cash flows together with the funds available through our credit facilities will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows or other sources of liquidity to:

•

facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from existing R&D projects, business acquisitions and new technologies gained through license arrangements,

•

repurchase shares under our share repurchase plan, in which we are authorized to purchase up to 2.5 million shares through 2009. The goal of our share repurchases is to try to maintain our diluted share count at a stable level of about 65 million shares,

•

maintain our quarterly dividend. Our dividend paid in the third quarter of 2008 was $0.17 per share. In October 2008, our Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on November 17, 2008 to stockholders of record on November 3, 2008. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2008 of $0.17 per share,

•	continue to pay costs associated with our Palo Alto facility relocation and other relocation and supply chain initiatives,

•	continue our Orange County consolidation project (as further described below), and

•	make pension and postretirement plan contributions of approximately $75 million. (see further discussion of pension plan contributions under Global Market and Economic Conditions below).

We anticipate that our Orange County consolidation project will result in cash outflows of approximately $60 million during 2009, the vast majority of which will be associated with renovations and other capital expenditures. Although we may begin to incur some payments associated with the environmental clean up of our Fullerton facility (as mentioned above), we expect more significant payments to occur in 2010 and beyond. Proceeds from the potential sale of the Fullerton facility are not anticipated until 2010 or later.

Following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2008	2007
Cash provided by (used in):
Operating activities	$243.9	$266.0
Investing activities	(208.8)	(182.4)
Financing activities	(45.9)	(78.0)
Effect of exchange rates on cash and cash equivalents	(0.8)	4.0

Change in cash and cash equivalents	$(11.6)	$9.6

Cash provided by operating activities for the first nine months of 2008 decreased by $22.1 million. The decrease in operating cash flow resulted primarily from a higher level of payments related to accounts payable and other accrued expenses. Other items contributing to the decrease include the payment of $11.7 million associated with buying out the future U.S. royalty payments for preeclampsia tests, a $12.0 million payment associated with the HCV sublicense. Cash provided by operating activities for 2007 included a $40.6 million gain (pretax) on the break-up fee associated with the termination of the merger agreement with Biosite.

Investing activities used cash of $208.8 million in the first nine months of 2008, compared to $182.4 million in the same period in 2007, an increase of $26.4 million. This increase is primarily related to an increase in payments made related to prior year acquisitions, coupled by a decrease in proceeds received from the sale of buildings and land as a result of the Miami land sale in 2007.

Cash flows used in financing activities decreased by $32.1 million compared to the same period in the prior year due primarily to an increase in treasury stock repurchases of $73.7 million, offset by an increase in borrowings of $36.8 million, and a decrease in debt repayments of $79.2 million.

Financing Arrangements

At September 30, 2008 approximately $162.0 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $16.8 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available, excluding the accounts receivable securitization program described below.

In October 2007, our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold ownership interest in the underlying receivables to multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. At September 30, 2008 we had no outstanding balance on this facility. On October 29, 2008, we amended the accounts receivable securitization program to extend the term of the agreement from October 29, 2008 to October 28, 2009 as well as reduce the maximum borrowing amount from $175.0 million to $125.0 million.

In January 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides us with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. We also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At September 30, 2008, there was $35.0 million drawn on the Credit Facility which is subject to a variable rate of interest.

Global Market and Economic Conditions

Global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent weeks the volatility has reached unprecedented levels. Concerns about the systemic impact of geopolitical issues, the availability and cost of credit, currency volatility, signs of slowing global economies, the U.S. mortgage market and a declining real estate market in the U.S. and elsewhere have contributed to the increased market volatility as well as diminished expectations for the U.S. and world economies. In the third quarter, added concerns fueled by the federal government conservatorship of the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, the declared bankruptcy of Lehman Brothers Holdings Inc., the U.S. government-provided assistance to American International Group Inc. and other federal government interventions in the US credit markets have led to increased uncertainty and instability in both U.S. and international capital and credit markets. These conditions, combined with declining business and consumer confidence and increased unemployment have in recent weeks subsequent to the end of the third quarter contributed to the market volatility.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, or in some cases cease, to provide funding to borrowers. The economic conditions also might impact counterparties ability to perform under existing hedging agreements. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers and suppliers. If these market conditions continue, they may limit our ability, and the ability of our customers and suppliers, to replace maturing liabilities and access the capital markets to meet liquidity needs, which could result in an adverse effect on our financial condition and results of operations.

The disruptions in the credit markets, as mentioned above, have resulted in depressed security values in most types of investment and non-investment grade bonds and debt obligations and mortgage and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities. Our pension plans invest in a variety of equity and debt securities, including securities which have been impacted by this disruption. There is a risk that our pension plan will be underfunded at year end if U.S. credit and equity markets do not stabilize and recover in the coming quarter. The value of our U.S. pension plan assets had declined by approximately $126 million as of September 30, 2008 as compared to December 31, 2007. In addition, we experienced a further decline of approximately $70 million as of October 31, 2008. As a result of the devaluation of the pension assets, we may make an additional discretionary contribution to the pension plan of approximately $50 million in the fourth quarter of 2008. If the value continues to decline we may decide to make additional pension plan contributions and our pension expense in future years may increase.

Notwithstanding the above, we believe our cash flows from operations together with existing cash balances, available borrowings under our credit facility and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments, other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs for the next 12 months. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control as described above.

Recent Accounting Developments

See Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements in this filing for a description of recently adopted accounting pronouncements as well as new accounting standards not yet adopted.

Important Information Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. These statements contain words such as “believes,” “expects,” “plans,” “may,” “will,” “could,” “would,” “should,” “anticipates,” “likely,” “estimate,” “might,” “continue,” “pursue,” or the negative thereof or other comparable words, and may include, without limitation, expectations, hopes or intentions regarding the future, including, without limitation, statements concerning our expectations regarding:

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, British Pound Sterling and Canadian Dollar. As of September 30, 2008 and December 31, 2007, the notional amounts of all derivative foreign exchange contracts were $352.4 million and $368.6 million, respectively. Notional amounts are stated in U.S. dollar equivalents at spot exchange rates at the respective dates. The net fair value of all these contracts as of September 30, 2008 and December 31, 2007 was $13.3 million and $(3.4) million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2008. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $10.0 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $(6.9) million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at September 30, 2008 were not materially different than those at December 31, 2007.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $1.0 million based on the amount of variable rate debt outstanding at September 30, 2008.

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

Difficulty in obtaining raw materials and components for our products, especially in the rapidly evolving electronic components market, could affect our ability to achieve anticipated production levels. For some of our products we are dependent on a small number of suppliers of finished products and of critical raw materials and components and our ability to obtain, enter into and maintain contracts with these suppliers. We cannot assure you that we will be able to obtain, enter into or maintain all such contracts in the future. Negative market and economic conditions may limit the ability of our suppliers to perform under the terms of such contracts. On occasion, we have been forced to redesign portions of products when a supplier of critical raw materials or components terminated its contract or no longer made the materials or components available. If we are unable to achieve anticipated production levels and meet our customers needs, our operating results could be adversely affected. In addition, our results of operations may be significantly impacted by unanticipated increases in the costs of labor, raw materials, freight, utilities and other items needed to develop, manufacture and maintain our products and operate our business.

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

We operate a substantial portion of our business outside of the United States and are therefore exposed to fluctuations in the exchange rate between the U.S. dollar and the currencies in which our foreign subsidiaries receive revenue and pay expenses. With a strengthening US dollar, this exposure includes a negative impact on margins on sales of our products in foreign countries that are manufactured in the United States. We may enter into currency hedging arrangements in an effort to stabilize certain of these fluctuations. There are certain costs associated with these currency hedging arrangements and we cannot be certain that such arrangements will have the full intended effect.

We are subject to general economic and political conditions and natural disasters in the United States and abroad.

Our operations and performance depend significantly on worldwide economic and political conditions and their impact on levels of certain customer spending, which may deteriorate significantly in many countries and regions, including without limitation the United States, particularly in light of the current worldwide market disruptions and economic downturn, and may remain depressed for the foreseeable future. For example, global political conditions and general economic conditions in foreign countries in which we do significant business, such as France, Germany, India, Japan and China could have a negative impact on our sales. In addition, natural disasters, such as hurricanes and earthquakes, could adversely affect our customers and our ability to manufacture and deliver products. Any of these factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Costs associated with our supply chain initiatives will affect earnings and results of operations.

In January 2007, we announced plans to close our operations in Palo Alto, California by the end of 2008 and relocate those operations to Indianapolis, Indiana. We have announced several other relocation plans, including our announcement that we plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. In connection with this consolidation and the related closure of our Fullerton site, we have initiated environmental studies of the Fullerton facility. We could incur substantial costs in addition to those already estimated and recorded depending upon determination of the remediation requirements. Our earnings and results of operations could be impacted by the scope and timing of these relocations, remediation requirements and related charges and savings.

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

We are in the process of implementing an ERP system, in order to achieve a single, globally integrated infrastructure. This ERP system includes functionality for finance, human resources, supply chain, order management, finished goods inventory management, sales and service to replace or complement our existing legacy systems and business processes. Since the inception of the program in 2000 through September 30, 2008, we have capitalized $209.9 million of costs associated with this ERP system, which includes $67.0 million of capitalized internal labor costs and $12.8 million of capitalized interest. Based on our geographic rollout strategy, as of September 30, 2008, we have essentially implemented functionality for finance, human resources, accounts receivable management and certain purchasing systems for our global operations. Systems for finished goods inventory and physical distribution have been implemented for Europe and North America including the deployment of systems for sales, service and order management. We plan to implement additional systems to enhance the productivity of our supply chain organization, and expect that the majority of the work required to complete this phase of the global implementation of the new systems will take place in 2010. If we are unable to implement and effectively manage this migration or the deployment of the additional systems mentioned above, our results of operations could be adversely affected.

Our investment in marketable securities is significant and is subject to market, interest and credit risk that may reduce its value.

Within our pension plan assets, we maintain a significant portfolio of investments in marketable securities. Our earnings could be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by increases in interest rates, downgrades in the corporate bonds included in the portfolio and by other factors which may result in our pension plans being underfunded. Each of these events may cause us to reduce the carrying value of our investment portfolio.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 through 31, 2008	300,000	$68.74	300,000	1,168,262
August 1 through 31, 2008	32,096	$72.66	-	1,168,262
September 1 through 30, 2008	108	$72.25	-	1,168,262

Total	332,204	$69.12	300,000	1,168,262

Of the total shares repurchased above, 3,684 shares were repurchased pursuant to our restricted stock plan whereby upon vesting of the nonvested shares we were reimbursed, in the form of Company Common Stock, for the payment of taxes on the employees’ behalf.

Of the total shares repurchased above, 300,000 shares were repurchased pursuant to the stock repurchase plan authorized by our Board of Directors in February 2008. The Plan authorized the repurchase of up to 2.5 million shares of Common Stock through 2009.

Of the total shares repurchased above, 28,520 shares were repurchased as part of our Benefit Equity Trust (the “Trust”) using proceeds from the dividends paid by the Company on shares in the Trust. The Trust was established to pre-fund stock-related obligations of the employee benefit plans.

Item 6.	Exhibits

Exhibit No.	Exhibit Description

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 5, 2008

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: November 5, 2008	By	/s/ Scott Garrett
Scott Garrett
Chief Executive Officer

Date: November 5, 2008	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President & Chief Financial Officer

Date: November 5, 2008	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 5, 2008

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification