Form 10-K
period 2008-12-31
BECKMAN COULTER INC
filed 2009-02-23
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2008: $ 4,209,010,448

63,180,843 shares of the registrant’s Common Stock, $0.10 par value were outstanding as of February 11, 2009

DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the registrant to be held on April 23, 2009 is incorporated by reference into Part III hereof.

2	BEC 2008 FORM 10-K

The “Business” section below and other parts of this Annual Report on Form 10-K (“Form 10-K”) contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section below. Forward-looking statements reflect our current views with respect to future events and can also be identified by words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans,” “should,” “likely,” “might,” or the negative thereof or comparable terminology, and may include, without limitation, information regarding our expectations, goals or intentions regarding the future. Forward-looking statements involve certain risks and uncertainties, and our actual results may differ materially from those discussed in any forward-looking statement. Factors that could cause results to differ include, but are not limited to, those discussed in the section below entitled “Risk Factors” under Part I, Item 1A of this Form 10-K. All forward-looking statements in this Form 10-K are made as of the date hereof and we assume no obligation to update any forward-looking statement, except as required by law.

Part I

Item 1. Business.

Company Profile

From complex DNA sequencing in pioneering research laboratories and high-volume laboratory testing in hospitals to simple single-use diagnostic screening kits used in physicians’ offices, Beckman Coulter is the world’s largest company devoted solely to biomedical testing. We estimate this market had about $37 billion in worldwide sales in 2008. Tracing our origins to 1935, we are a leading manufacturer and marketer of biomedical testing instrument systems, tests and supplies that simplify, automate, and innovate complex laboratory processes. Our products fall into two basic categories:

•

Clinical Diagnostics, which represent over 80% of our total revenues, are found in hospitals and other critical care settings around the world and produce information physicians use to diagnose disease, make treatment decisions and monitor patients. We estimate that nearly 70% of health care decisions are based on critical diagnostic information produced by laboratory-based testing. Clinical Diagnostic customers include hospitals, physician’s offices and reference laboratories. Central laboratories of mid- to large-size hospitals represent our most significant customer group.

•

Life science research instruments and tools, which generate less than 20% of total revenues, are used by scientists to study complex biological problems including the causes of disease, to identify new therapies and to test new drugs. Life science customers include pharmaceutical and biotechnology companies, universities, medical schools and research institutions.

Our revenue is about evenly distributed inside and outside of the United States. In 2008, about 78% of our total revenue was generated from recurring revenue consisting of consumable supplies (including reagent test kits), services and operating-type lease payments.

Incorporated in Delaware in 1988, we have approximately 11,000 employees in 126 facilities on six continents, all dedicated to improving patient health and reducing the cost of care in the 130 countries in which our products are sold.

BEC 2008 FORM 10-K	3

•	This Comprehensive Product Portfolio chart is a representative listing of our products and our competitors’ products. Not all products are included in the chart.

•

Market estimates and share amounts are approximate and are based on external surveys and internal estimates. For additional information regarding our business segments and geographic information see Note 18 “Business Segment Information” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Company History

Beckman and Coulter combine two of the best known brand names in laboratories. We adopted our current name in April 1998, changing from Beckman Instruments, Inc. to Beckman Coulter, Inc. (“the Company”), to reflect the October 1997 acquisition of Coulter Corporation.

Beckman Instruments, Inc., founded by Dr. Arnold O. Beckman in 1935, entered the laboratory market with the world’s first pH meter, an electronic instrument used to measure pH (acidity or alkalinity). The company became a publicly traded corporation in 1952. In 1968, Beckman Instruments, Inc. expanded its laboratory instrument focus to include healthcare applications in clinical diagnostics. We were acquired by SmithKline Corporation to form SmithKline Beckman Corporation in 1982, operating as a subsidiary of SmithKline Beckman until 1989, when we once again became a publicly owned company.

Coulter Corporation was founded by Wallace and Joseph Coulter in 1958 as a private company, remaining under the control of the Coulter family until acquired by Beckman Instruments, Inc. in 1997. Coulter marketed the Coulter Counter, an instrument used to determine the distribution of red and white cells in blood. This instrument was based on the “Coulter Principle,” which was developed by Wallace Coulter in 1948 to automatically and electronically count and measure the size of particles. This proved to be the foundation of automated hematology.

Company Strengths

We believe the Beckman and Coulter names have become two of the most valuable brand names in biomedical testing for a number of reasons:

•	Our installed base of more than 200,000 systems operating in laboratories in more than 130 countries.

4	BEC 2008 FORM 10-K

•

With the leading market share in the United States, we are the recognized leader in total laboratory automation. Our first mover approach has enabled us to be the first to provide islands of automation, the first to develop an integrated centrifuge and the first with refrigerated post-analytical storage.

•	Our breadth of product offering and “building block” designs provide laboratories with broad-based testing capability that is highly configurable and flexible.

•	We offer a world class menu of more than 600 clinical diagnostics tests, capable of meeting nearly 100% of hospital-based routine laboratory testing needs.

•

Our development capabilities across chemical, biological, hardware and software disciplines enable a prolific flow of new systems to meet customer requirements for simplifying, automating and innovating laboratory testing.

Major trends support increased worldwide demand for our products: these include an aging population, the explosion in biological understanding, the growing influence of integrated hospital networks, growth of outreach testing and the ever-present focus on increased efficiency and lower costs.

Strategic Initiatives

Our strategic initiatives for 2009 focus on key growth drivers, quality and operating excellence:

•

We are working to expand our test menu, particularly in our immunoassay and molecular diagnostics products and believe our focus on certain disease states will enable us to deliver enhanced testing capability to our customers, which will ultimately improve patient health and reduce the cost of care.

•

We are building on our industry-leading ability to help customers simplify, automate and innovate their processes. Our unparalleled knowledge of customers’ laboratory processes supports our expansion of automation and work cells, growing our installed base of instruments.

•	From a geographic perspective, we are expanding resources in developing markets, including China and India, which we believe will improve our opportunities for long-term growth.

•

We intend to continue to streamline our supply chain operations to improve our overall cost structure. We are expanding our use of “Lean Six Sigma” tools throughout the company as a result of our initial success with these tools.

•

We have announced that we plan to design and build an automated, fully integrated molecular diagnostic system to enable moderately complex testing in clinical diagnostic laboratories. Product development costs for the project are anticipated to be about $30 million per year through 2011, excluding any test menu licensing fees.

As part of our strategic initiatives, we expect to incur charges as we realign our manufacturing and distribution footprint and implement initiatives to improve productivity and reduce operating costs in the future.

Customers and Markets

We provide the critical laboratory tools that enable our customers to:

•	conduct basic research into the fundamental processes of human biology,

•	develop vaccines and drugs to treat disease,

•	conduct clinical trials and related research activities, and

•	perform tests ranging from simple patient blood analysis to complex diagnostics.

Our customers are the hospitals, laboratories, research centers and physician’s offices that are continuously searching for processes and systems to help them perform these types of tests faster, more efficiently and at a lower cost. To meet these needs, we seek to leverage our investment in research and development (“R&D”) and use our core competencies in systems integration, applications, distribution and service to create systems that meet customer requirements.

As indicated in the above Comprehensive Product Portfolio chart, Beckman Coulter targets two principal markets: Clinical Diagnostics and Life Science.

Clinical Diagnostics

Our Clinical Diagnostics business includes:

•	Beckman Coulter 2008 Revenues — $2,591.9 million.

•	Estimated World Market — $37 billion.

•	Top Five Competitors’ Share — over 60%.

BEC 2008 FORM 10-K	5

•	Estimated Annual Market Growth Rate — 4 to 5%.

•	Typical Customers — hospitals, clinics, physicians’ offices and reference laboratories.

•	Beckman Coulter Products — Unicel DxC Chemistry Family, Unicel DxI Immunoassay Family, Hematology and Flow Cytometry Family, Hemostasis Products and Test Panels.

•

Principal Competitors — Abbott Laboratories (Diagnostics Division), Johnson & Johnson (Ortho Clinical Diagnostics), Roche Diagnostics, Siemens Medical Diagnostics Solutions, Becton Dickinson and Company (BD Bioscience Immunocytometry Systems) and Sysmex Corporation.

Clinical diagnostics products are used to evaluate and analyze samples made up of body fluids, cells and other substances from patients or “in vitro” diagnostic or IVD testing. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease and assess patient status during hospital admission and discharge. This type of diagnostic testing is increasingly valued as an effective method of reducing health care costs through accurate, early detection of health disorders and enhanced management of treatment, potentially reducing the length of expensive hospital stays and improving patient outcomes. Due to their important role in the diagnosis and treatment of patients, these tests are an integral part of the overall care of patients. In general, clinical diagnostic testing influences more than 70% of critical health care decisions, while representing less than 3% of overall health care costs.

The major fields that comprise the clinical diagnostics testing industry are clinical chemistry, immunoassay, microbiology, hematology and cellular, with molecular diagnostics a new and expanding part of the clinical diagnostics testing market. We have significant market positions in the three largest fields: clinical chemistry (25% United States; 17% worldwide), immunoassay (13% United States; 7% worldwide) and hematology (48% United States; 28% worldwide).

Today’s clinical laboratories face unique and significant challenges. Newer diagnostic tests demand greater and greater sensitivity and can be complex and time consuming to perform. At the same time, the laboratory must consistently and rapidly provide high quality results, often 24 hours per day, in a regulated environment that is faced with a shortage of skilled labor. We are the leading provider of progressive automation solutions to help laboratories reduce testing turnaround time, reduce the staff required, enhance the quality of testing and reduce overall health care costs.

Life Science

Our Life Science business includes:

•	Beckman Coulter 2008 Revenues — $507.0 million.

•	Estimated World Market — $14 billion.

•	Estimated Annual Market Growth Rate — 3 to 4%.

•	Typical Customers — Research laboratories in universities and medical schools, research institutes, government laboratories, and biotechnology and pharmaceutical companies

•	Beckman Coulter Products — Centrifuges, automated liquid handling systems, capillary electrophoresis systems and life science tools.

•

Principal Competitors — Agilent Technologies (Chemical Analysis Group), Bio-Rad Laboratories, Inc., GE (Amersham Biosciences), Hamilton, Perkin Elmer Inc., Shimadzu Corporation, Tecan Group, Ltd. and Thermo Fisher (Life Science) .

Life science research is the study of the characteristics, behavior and structure of living organisms and their component systems. The life science testing market is evolving rapidly as a result of advances in genomics, proteomics and cell based testing. With the rough map of the human genome complete, the work that will more directly affect patient care has begun, as researchers start to incorporate this information into specific studies to improve therapeutic efficacy. Our life science testing products play a role in helping researchers understand disease by simplifying and automating key testing processes.

Growth in the life science testing market is driven by funding for government and academic research, pharmaceutical R&D spending and biotechnology investment. Universities and medical research laboratories represent about half of the life science testing market. These customers perform basic medical research to further understand the basis of disease and clinical research, where human samples are used to characterize disease states. Biotechnology firms and pharmaceutical companies represent the other half of the life science testing market. They rely on our instrument systems to speed the long and detailed drug discovery process. Also, once new therapeutics and vaccines emerge from the research phase, they move into clinical trials to evaluate their effectiveness, where our products are used to monitor clinical trials.

Business Segments

Through 2007, we operated our business on the basis of a single reportable segment. Beginning in the first fiscal quarter of 2008, we began to measure our business on the basis of two reportable segments: Clinical Diagnostics and Life Science. Segment revenue and profit information is presented in Note 18 “Business Segment Information” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Within our Clinical Diagnostics segment, we have identified three product areas, each focused on a core product strategy: chemistry and clinical automation, immunoassay and molecular diagnostics and cellular analysis.

6	BEC 2008 FORM 10-K

Approximately 78% of our revenues are derived from recurring revenue, comprised of consumable supplies (including reagent test kits), services and operating-type lease payments for our leased instruments. Our products and services include:

•	Instruments, which typically have a five-year life in their initial placement on an operating-type lease.

•	Supplies, which vary across applications but are generally items such as sample containers, adapters and pipette tips used during test procedures.

•	Test kits, which include chemistries consisting of reagents that react with samples to produce measurable, objective results as well as calibrators and quality control materials.

•

Services, provided by scientists and technical specialists in each product line and major scientific discipline served by our products. These individuals provide the level of after-sales service and technical support critical to customer satisfaction, including immediate technical support by telephone, delivery of parts and servicing instruments on site.

•	Data management tools that consolidate patient test information from multiple instruments in the lab enhancing the LIS and allowing laboratory management information from a single workstation.

Consumable supplies (including reagent test kits), service and operating-type lease payments generate significant ongoing revenue, which continues throughout the life of an instrument. We also sell instruments under normal credit terms.

Product Areas

Clinical Diagnostics

Chemistry and Clinical Automation. Routine chemistry systems use electrochemical detection and chemical reactions with patient samples to detect and quantify substances of diagnostic interest (referred to as “analytes”) in blood, urine and other body fluids. Commonly performed tests include glucose, cholesterol, triglycerides, electrolytes, proteins and enzymes. We offer tests for more than 100 individual analytes, which account for the vast majority of hospital-based clinical chemistry testing. To save time and reduce the opportunity for errors, systems identify patient samples through barcodes. Automated clinical chemistry systems are designed to be highly reliable and available on short notice, 24 hours a day. We generally configure these systems for the work flow in medium and large hospitals.

UniCel DxC Chemistry Family: Our primary autochemistry products are:

•	UniCel DxC 600 clinical chemistry system, designed for labs with moderate volume and has the capacity to hold up to 65 different reagents on board.

•	UniCel DxC 800 clinical chemistry system, designed for higher volume laboratories and has the capacity to hold up to 70 different reagents on board.

Both systems are capable of performing closed tube sampling, which allows the operator to use the tubes that samples are collected in to perform assays. This capability eliminates the tedious and time consuming de-capping and recapping steps while reducing operator exposure to biohazards and repetitive motion injuries.

Clinical Lab Automation: In recent years, automation has become an increasingly important element in the operation of clinical laboratories as a result of a worsening shortage of skilled laboratory personnel and an increasing focus on efficiency and cost savings. We address these needs through our Power Processor and AutoMate systems, which allow the laboratory to automate a number of pre-analytical steps, including sample log-in and sorting through bar code technology, centrifugation, aliquoting and cap removal. These systems also sort the prepared samples into discrete racks for further processing on our clinical chemistry, immunoassay and hematology systems. The Power Processor can be integrated with modules, track systems and analyzers to create comprehensive laboratory automation, which handles virtually all of the laboratory’s preanalytical and post analytical processes.

Point of Care Testing: Point of care testing products are used in physicians’ office laboratories, clinics, hospitals and other medical settings. These products include a range of rapid diagnostic test kits and hematology instruments that give physicians immediate information to help them manage patients. The Hemoccult and Hemoccult SENSA tests are the industry standard in fecal occult blood testing and are used as aids in screening for gastrointestinal disease and colorectal cancer.

Immunoassay and Molecular Diagnostics. Immunoassay systems also detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. These systems, however, use antibodies as the central components in their analytical reactions and have the ability to detect and quantify very low analyte concentrations. Commonly performed tests assess thyroid function, screen and monitor for cancer and cardiac risk and provide important information in fertility and reproductive testing. Other tests are used to monitor critical factors associated with anemia, blood viruses and infectious disease.

BEC 2008 FORM 10-K	7

We offer over 60 immunoassay test kits. Our most significant products are the Access family of immunoassay systems. The Access family includes:

•	Access Classic and Access 2, targeted to lower volume immunoassay testing environments.

•

UniCel DxI 600 Access Immunoassay System, introduced in 2007. The UniCel DxI 600 system is used primarily in mid-volume laboratories, making it possible for mid-sized hospitals to perform lower-volume assays in-house, reducing outsourcing costs and improving laboratory efficiency.

•

UniCel DxI 800 Access Immunoassay System, the highest throughput immunoassay system available in the industry today, is used primarily in large hospital and reference laboratories. We believe these laboratories make up approximately 45% of the immunodiagnostic testing market worldwide.

In addition, we offer a comprehensive menu of more than 60 assays, targeted to a broad range of disease states, from cancer (PSA, fPSA) to cardiovascular disease (AccuTnI) to reproductive testing (Inhibin A). All of the systems use identical reagents, so patient results are consistent, no matter which system is used to perform the test. Using the same reagents also simplifies inventory management for the laboratory.

Molecular Diagnostics Products: Molecular diagnostics is an emerging and promising field that includes testing for infectious diseases, genetic diseases and disorders, human cancers and pharmacogenics. As knowledge of the genome and its functioning continues to expand, new applications are being developed and, in some cases, are being used today as diagnostic tools as well as in genetic disease susceptibility testing. In 2006, we entered into license agreements that give us access to intellectual property required to develop a system that meets the needs of routine, moderately complex clinical laboratories for an automated, fully integrated molecular diagnostics test system. This sample-to-result system for molecular diagnostics, the UniCel DxN, is under development and expected to be commercialized in the next several years.

In 2008, we licensed certain rights to testing for the hepatitis C virus (HCV) from Siemens Healthcare Diagnostics. Under the agreement, Beckman Coulter can develop, manufacture and sell a quantitative viral load HCV blood test for use on our DxN system under development. HCV viral load testing is essential for managing patients affected by the hepatitis C virus and is used to monitor therapy for the duration of the infection. An estimated 180 million people are chronically infected with the hepatitis virus and an additional three to four million people are newly infected each year- making HCV viral load testing one of the most commonly ordered infectious disease tests in molecular diagnostics.

Agencourt Bioscience’s patented Solid Phase Reversible Immobilization (SPRI) technology provides state-of-the-art results for the isolation and purification of RNA and DNA. Agencourt, a wholly owned subsidiary of ours, is a leading provider of nucleic acid purification products in the biomedical research market. This technology is fully integrated with our automated liquid handling systems to provide customers with a completely automated solution for nucleic acid purification. The SPRI technology also is being incorporated into other product lines to further expand the overall use of this technology. We recently launched the SPRI-TE Nucleic Acid Extractor for simple, automated purification of DNA and RNA.

Chemistry/Immunoassay Work Cells. Work cells, the integration of chemistry and immunoassay, is the fastest growing area in the clinical diagnostics laboratory. We believe we offer some of the most capable work cells in the industry, from the mid-volume UniCel DxC 600i to the high-volume DxC 880i. At the end of 2008 three additional work cells were launched: UniCel DxC 860i, DxC 680i and the DxC 660i.

Beckman Coulter work cells offer our entire menu of more than 150 chemistry and immunoassay tests from a single point of sample entry. And they all feature our exclusive closed-tube sampling, which helps improve efficiency and reduce the potential for errors. Importantly, the entire fielded base of UniCel DxC 600 and 800 chemistry systems can be upgraded to work cells.

Cellular Analysis.

Hematology: Our blood cell systems use principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems allow clinicians to study formed elements in blood, such as red and white blood cells and platelets. The most common diagnostic test is a “CBC” or complete blood count, which provides information on from eight to 23 different blood cell parameters. Our hematology product line is structured to address the differing requirements of high, medium and low volume laboratories and includes:

•

The COULTER LH 750, 755, 780, and 1500 series of hematology systems. These systems offer features such as five-part white blood cell differential analysis, enumeration of nucleated red blood cells, random-access capability and automated slide making and staining from a single aspiration of blood. The LH 780 system offers enhanced quality control features that improve productivity and add additional parameters to support anemia studies. The LH 1500 series of hematology automation systems are designed to link multiple analyzers, to automate the pre-analytical process and to eliminate a number of post-analytical steps.

8	BEC 2008 FORM 10-K

•

The COULTER DxH 800, cleared by the FDA in late 2008, provides a differentiated modular and scalable system for hematology testing. The system’s algorithms and optics are expected to deliver enhanced value by reducing the number of manual reviews by pathologists using a microscope, when a white blood cell flagged as abnormal. The overall system design also allows for future integration of full flow cytometry capability, which should better meet customers’ cellular analysis needs, allowing for menu expansion within the hematology laboratory.

•	Moderate volume hematology systems include the COULTER LH 500 Hematology Analyzer. These systems offer the technology features of larger systems in a compact bench top system.

•

Low-volume hematology systems include the COULTER Ac•T family of hematology systems. The Ac•T series hematology analyzers are small, compact and relatively simple to use, making them well suited for low volume office labs and smaller laboratories. They also are suitable for use with pediatric specimens that are typically of small volume, as these systems require comparatively small sample volumes for analysis.

Flow Cytometry: Flow cytometry is used in numerous applications in basic research, clinical research, drug discovery and clinical diagnostics testing. Flow cytometers rapidly identify, categorize and characterize multiple types of cells in suspension. Flow Cytometers allow analysis of cell types including specific cell characteristics such as phenotype or functionally, thereby allowing researchers to analyze specific cell populations. This analysis can be performed beyond blood to include bone marrow, tumors and other cells. Our line of flow cytometry systems includes:

•	CyAn ADP Analyzer, with research applications for CD34 enumeration, signal transduction, antigen-specific T-cell detection and multicolor immunophenotyping.

•	MoFlo XDP Cell Sorter, designed for researchers with features of improved productivity and an array of bio-safety features.

•	Cytomics FC 500 series of flow cytometry systems and COULTER EPICS XL and XL-MCL Flow Cytometer series, which have advanced flow cytometry technologies.

Coagulation: Coagulation systems rely on clotting, chromogenic and immunologic technologies to provide the detailed information that the clinician requires to diagnose bleeding and clotting disorders and to monitor anticoagulant therapy. We offer a range of hemostasis systems and reagents as the North American distributor of the Instrumentation Laboratory ACL line of hemostasis systems and its Instrumentation Laboratory and Hemoliance brands of reagents. We believe these products give a laboratory access to the broadest automated hemostasis menu in the industry, from routine screening tests such as the activated partial thromboplastin time and prothrombin time to a wide range of esoteric tests.

Life Science

Life Science Automation. Our products are used in many parts of the drug discovery and development process. An important application for these automation products is in primary screening, which tests libraries of compounds for possible interaction with a target protein associated with a disease state. High-throughput screening is a term often used to describe a testing process that involves the screening of 100,000 or more compounds. Other important drug discovery applications that also can require samples to be processed in an automated or high-throughput mode include target identification, secondary screening and pre-clinical testing. The analysis of massive amounts of genetic information requires automation of sample preparation to meet timetables that have been established for some of these projects.

Centrifugation. Centrifuges separate liquid samples based on the density of the components. Samples are rotated at up to 130,000 revolutions per minute to create forces that exceed 1,000,000 times that of gravity. These forces result in a nondestructive separation that allows proteins, DNA, viruses and other cellular components to retain their biological activity. Centrifugation also reduces the possibility of sample loss or information degradation that may occur in other forms of sample separation. Our centrifuges are routinely used in cellular, genomic and proteomic research, where the instruments increase productivity in the sample preparation process.

Life Science Tools. We offer a variety of tools used to advance basic understanding of life processes. Much of this basic research is performed in university and medical school labs, research institutes and government labs. The same systems also are used for applied research in pharmaceutical and biotechnology companies. Product categories include capillary electrophoresis, microplate readers, spectrophotometers, pH meters and liquid scintillation counters.

Competition

To effectively compete in our markets, a company must invest in R&D and establish the technical infrastructure needed to develop complex systems, integrating engineering, chemical, biological and computer sciences. In addition, an extensive distribution

BEC 2008 FORM 10-K	9

infrastructure with highly qualified personnel to perform sales, service, customer training and technical product support is needed in the market segment. Also, in some cases, authorization to market clinical diagnostics products must be obtained from regulatory authorities in the United States and other countries. We consider our reputation for service responsiveness and our sales and service network within our market segments to be important competitive assets.

Nevertheless, we encounter significant competition from many domestic and international manufacturers, with many of these companies participating in one or more parts of each of our market segments. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. In addition, we compete with several companies that offer reagents, consumables and service for laboratory instruments that are manufactured by us and others.

Research and Development

Our new products originate from four sources:

•	internal R&D programs,

•	external collaborative efforts with individuals in academic institutions and technology companies,

•	devices or techniques that are generated in customers’ laboratories, and

•	business and technology acquisitions.

Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to cell characterization, immunochemistry, molecular biology, advanced electrophoresis technologies and automated sample processing and information technologies. Our R&D teams are skilled in a variety of scientific, engineering and computer science disciplines, in addition to a broad range of biological and chemical sciences. Our R&D expenditures were $280.1 million in 2008, $274.0 million in 2007 and $264.9 million in 2006. Our expenditures vary primarily due to charges incurred in certain periods to acquire licenses for products in development that have no alternative future use and charges related to in-process R&D.

Sales and Service

We have sales in more than 130 countries. Most of our products are distributed by our own marketing, service and sales organizations in major markets. We also employ independent distributors to serve those markets that are more efficiently reached through such channels. Our sales representatives are technically educated and trained in the operation and application of our products. The sales force is supported by a staff of scientists and technical specialists in each product line and in each major scientific discipline served by our products. These individuals enable us to provide the level of immediate after-sales service and technical support that is critical to customer satisfaction. This includes capabilities to provide immediate technical support by phone and to deliver parts or have a service engineer on site within hours. To have such capabilities on a global basis requires a major investment in personnel, facilities and other resources. Our large installed base of instruments makes the required service and support infrastructure financially viable.

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

Products manufactured by us are sold primarily under our own trademarks and trade names. Our primary trademark and trade name is “Beckman Coulter” alone or in association with our logo. We vigorously protect our primary trademark, which is used on or in association with our worldwide product offerings. We believe that the name “Beckman Coulter” is recognized throughout the worldwide scientific and diagnostic community as a premier source of biomedical instrumentation and products. We also own and use secondary trademarks with various products for product differentiation purposes. “Coulter” is used as a secondary mark and source identifier with some of our products.

We protect our products and technology through patents on a worldwide basis, balancing the cost of such protection against obtaining the greatest value. We currently maintain a worldwide patent portfolio of approximately 2,443 active patents and pending applications for patents, which includes 659 active U.S. patents, 163 applications for U.S. patents and the balance being patents and pending applications on selected products or technologies in markets outside the United States. Our entire portfolio of patents and applications is distributed between our clinical diagnostics and life science products and the chemistries and kits used with them.

We also protect certain unpatented confidential and proprietary information important to our business as trade secrets. We maintain certain details about our processes, products and technology as trade secrets and generally require employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements.

10	BEC 2008 FORM 10-K

We recognize the need to promote the enforcement of our patents and trademarks and continue to take commercially reasonable steps to enforce our patents and trademarks around the world against potential infringers. We operate in an industry susceptible to significant patent litigation. At any given time, we generally are involved as both a plaintiff and defendant in a number of patent infringement and other intellectual-property related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.

Government Regulations

Our products and operations are subject to a number of federal, state, local and foreign laws and regulations. Virtually all of our clinical diagnostics products and some of our life science products are classified as “medical devices” under the United States Food, Drug and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with regulations administered by the United States Food & Drug Administration (“FDA”). These regulatory requirements include:

•	Establishment Registration. We must register with the FDA each facility where regulated products are developed or manufactured. These facilities are periodically inspected by the FDA.

•

Marketing Authorization. We must obtain FDA authorization to begin marketing a regulated, non-exempted product in the United States. For most of our products, this authorization is obtained by submitting a pre-market notification, which simply provides data on the performance of the product to allow the FDA to determine substantial equivalence to a product already in commercial distribution in the United States. A small number of products must go through a formal pre-market approval process which includes the performance of clinical studies and may include review of the product by a formal scientific review panel.

•

Quality Systems. We are required to establish a quality system that includes procedures for ensuring regulated products are developed, manufactured and distributed in accordance with specified standards. We also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products.

•	Labeling. The labeling for the products must contain specified information. In some cases, the FDA must review and approve the labeling and any quality assurance protocols specified in the labeling.

•

Imports and Exports. The FDCA establishes requirements for importing and exporting products into and from the United States. In general, any limitations on importing and exporting products apply only to products that have not received marketing authorization.

•

Post-market Reporting. After regulated products have been distributed to customers, we must investigate and report to the FDA certain events involving the products. We also must notify the FDA when we conduct recalls or certain types of field corrective actions involving our products.

The FDCA authorizes the FDA to bring legal action to enforce the act and to address violations. Legal remedies available to the FDA for violations of the act include criminal prosecution, seizure of violative products, injunctions against the distribution of the products and assessment of civil penalties. The FDA normally provides companies with an opportunity to correct alleged violations before taking legal action.

The European Union also has adopted requirements that affect our products. These requirements include establishing standards that address creating a certified quality system as well as a number of directives that address specific product areas. The most significant of these directives is the In Vitro Diagnostic Directive (“IVDD”), which includes:

•

Essential Requirements. The IVDD specifies “essential requirements” that all medical devices must meet. The requirements are similar to those adopted by the FDA relating to quality systems and product labeling.

•

Conformity Assessment. Unlike United States regulations, which require virtually all devices to undergo some level of premarket review by the FDA, the IVDD allows manufacturers to bring many devices to market using a process in which the manufacturer certifies that the device conforms to the essential requirements for that device. A small number of products must go through a more formal pre-market review process.

•	Vigilance. The IVDD also specifies requirements for post market reporting similar to those adopted by the FDA.

Our major manufacturing operations and development centers and many of our international sales and service subsidiaries have been certified as complying with the European Union’s quality system requirements. We also have programs in place that address the various aspects of the IVDD.

A number of other countries, including Australia, Brazil, Canada, China and Japan, have adopted or are in the process of adopting standards for medical devices sold in those countries. Many of these standards are loosely patterned after those adopted by the European Union, but with elements unique to each country. We routinely monitor these developments and address compliance with the various country requirements as new standards are adopted.

BEC 2008 FORM 10-K	11

United States and foreign regulations governing reimbursement for diagnostic laboratory testing services may directly or indirectly affect our products’ design and potential market. In many cases, the acceptance of new technologies in the marketplace is directly related to the availability of reimbursement. Health care reform efforts in the United States and other countries also may further alter the methods and financial aspects of doing business in the health care field. We closely follow these developments, so we may position ourselves to respond to them.

Environmental

We are subject to federal, state and local environmental laws and regulations both in the United States and other countries. Although we continue to make expenditures to comply with environmental laws and regulations, we do not anticipate that these expenditures will have a material impact on our operations or financial position. We believe our operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

Although few of our products are directly regulated by environmental laws, they may be impacted by environmental laws that have broad general scope. For example, a growing number of jurisdictions have adopted laws banning the use of certain chemicals and materials in electronic components as well as requiring those components to be recycled rather than discarded. Similarly, a number of customers are located in areas that either ban outright or limit the use of products that contain chemicals, such as mercury, lead and other heavy metals, cyanides and certain organic compounds. In some cases, manufacturers of chemicals that we use as raw materials have withdrawn those materials from the market due to perceived environmental issues. We have adopted a number of programs to address these various requirements and, in a few cases, have been required to redesign products to address them.

In 2008, in connection with our previously announced Orange County consolidation project and closure of our Fullerton, California site, we began conducting environmental studies at our Fullerton site. The data generated by these studies suggests that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the site. Studies to determine the source and extent of these chemicals are underway and are expected to continue for several months. We have notified the California State Department of Toxic Substances Control of the presence of these chemicals at the site and expect that agency to oversee determination of any remediation requirements. We have recorded a liability of $19.0 million representing our best estimate of the future expenditures for investigation and remediation at the site. The ultimate costs incurred could range from $10.0 million to $30.0 million. Our estimates are based upon the results of our investigation to date and comparison to our prior experience with environmental remediation at another site. Therefore, it is possible that additional activities not contemplated at this time could be required and that the actual costs could differ materially from the amount we have recorded as a liability or our estimated range.

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

Executive Officers of the Registrant

Following are our executive officers as of February 11, 2009:

Scott Garrett, 59, President and Chief Executive Officer

Mr. Garrett serves as Beckman Coulter’s Chairman of the Board, President, Chief Executive Officer. He was named Chairman of the Board in April 2008, Chief Executive Officer effective February 2005, and served as President and Chief Operating Officer since December 2003. He joined Beckman Coulter in 2002 as President, Clinical Diagnostics. Prior to joining Beckman Coulter, he served as chief executive officer of Garrett Capital Advisors, L.L.C., a private equity firm focused on medical device companies, and as chief executive officer for Kendro Laboratory Products, L.P., a life science company. Mr. Garrett also spent over 20 years of his career with Baxter International/American Hospital Supply Corporation and a Baxter spin-off company. He began his career with Baxter in product development. Through a series of promotions Mr. Garrett became Group Vice President of Baxter and President of the Diagnostics subsidiary. Baxter’s Diagnostics subsidiary subsequently became Dade International and then Dade Behring, Inc., where Mr. Garrett served as Chairman and Chief Executive Officer. Mr. Garrett has been a director of Beckman Coulter since January 2005.

Scott Atkin, 45, Group Vice President, Chemistry, Discovery and Automation Business and Instrument Systems Development Center

Mr. Atkin was named Group Vice President, Chemistry, Discovery and Automation Business effective January 2007. In addition, Mr. Atkin oversees the Instrument Systems Development Center (ISDC), which has responsibility for engineering product development across the company. Mr. Atkin joined Beckman Coulter in 1996 as a Vice President with product development and business leadership responsibilities. Previously, Mr. Atkin was President, Chief Executive Officer and a principal founder of Sagian, Inc., a company involved with data acquisition and laboratory robotics, which Beckman Coulter acquired in 1996.

12	BEC 2008 FORM 10-K

Carolyn D. Beaver, 51, Corporate Vice President, Controller and Chief Accounting Officer

Ms. Beaver was named Corporate Vice President and Controller of Beckman Coulter, Inc., effective August 2005 and was named Chief Accounting Officer effective October 2005. She served as interim Chief Financial Officer from July 2006 through October 2006. Ms. Beaver is a director of Commerce National Bank, Newport Beach, California, chair of its audit committee and a member of its asset/liability committee. She is a member of the finance committee of Hoag Memorial Hospital Presbyterian, Newport Beach, California. Ms. Beaver was an audit partner with KPMG LLP from 1987 through April 2002 and is a certified public accountant.

B. Melina Cimler, Ph.D., 51, Senior Vice President, Quality and Regulatory Affairs

Dr. Melina Cimler was named Senior Vice President, Quality & Regulatory Affairs in January 2008. She joined Beckman Coulter in December 2005 as Vice President, Regulatory Affairs. Prior to joining Beckman Coulter, Dr. Cimler was the Divisional Vice President, Quality, Regulatory & Clinical Affairs at the Molecular Diagnostics Division of Abbott Laboratories. Before joining Beckman Coulter, she spent 17 years in the IVD industry, working for Abbott, Gen-Probe, Bard Diagnostic Sciences, Inc. and Epitope, Inc.

Cynthia Collins, 50, Group Vice President, Cellular Analysis Business

Ms. Collins was named Group Vice President, Cellular Analysis Business effective May 2007. Ms. Collins joined Beckman Coulter from Sequoia Pharmaceuticals, Inc., where she most recently served as Chief Executive Officer. Prior to joining Sequoia Pharmaceuticals, Ms. Collins served as President of Clinical Micro Sensors, Inc., a wholly owned subsidiary of Motorola where she directed the development and commercialization of molecular diagnostic microarray products. Before Motorola, she spent over 17 years at Baxter Healthcare in a variety of executive roles, including President of Global Oncology and Vice President of Strategy and Portfolio Management of BioScience, in addition to six years with Abbott Laboratories in a series of operational assignments. Ms. Collins also serves on the Corporate Strategic Advisory Council with the University of Miami, Miller School of Medicine.

Richard S. Creager, Ph.D., 56, Group Vice President, High Sensitivity Testing

Dr. Creager was named Group Vice President, High Sensitivity Testing in September 2008. Prior to this, he held a variety of management positions with the Company: Corporate Vice President, Immunoassay Business Center from September 2007 to 2008; Vice President, Immunoassay Product and Business Development from 2003 to 2007; Vice President and Director Chemistry Reagent Development Clinical Diagnostics Division from 2002 to 2003; Director Immunoassay Research and Development and Chaska Site Manager from 1998 to 2002; and Director Immunoassay Research and Development and Manufacturing Operations from 1997 to 1998. Dr. Creager also serves on the Board of Directors of LifeScience Alley.

Paul Glyer, 52, Senior Vice President, Strategy, Business Development, Investor Relations and Communications

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

J. Robert Hurley, 59, Senior Vice President, Human Resources

Mr. Hurley was named Senior Vice President, Human Resources effective July 2005. He joined Beckman Coulter in May 2005 as Vice President, Human Resources. Before Beckman Coulter, Mr. Hurley was a Corporate Vice President at Baxter International Inc.

Robert W. Kleinert, 57, Executive Vice President, Worldwide Commercial Operations

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

Pamela A. Miller, 54, Senior Vice President, Supply Chain Management

Ms. Miller was named Senior Vice President, Supply Chain Management of Beckman Coulter, Inc., effective June 2006. From 1997 to 2006, she held the following management positions with the Company: Vice President, Immunoassay Supply Chain Management from 2004 to 2006; Director Worldwide Reagent Production from 2003 to 2004; and Director Immunoassay Manufacturing from 1997 to 2003. Ms. Miller currently sits on the Board of Directors for the Orange County Chapter of the American Red Cross.

BEC 2008 FORM 10-K	13

Arnold A. Pinkston, 50, Senior Vice President, General Counsel and Secretary

Mr. Pinkston was named Senior Vice President and General Counsel effective November 2005 and Secretary effective December 2005. Prior to joining Beckman Coulter, Mr. Pinkston was Deputy General Counsel of Eli Lilly and Company, responsible for the legal affairs of Lilly USA, Eli Lilly and Company’s global pharmaceutical products component and its global marketing and sales organization. Mr. Pinkston served as the General Counsel for PCS Health Systems, a pharmacy benefit management company from 1994 to 1999. Prior to this, Mr. Pinkston held senior positions in the Law Department of McKesson Corporation.

Charles P. Slacik, 54, Senior Vice President and Chief Financial Officer

Mr. Slacik joined Beckman Coulter as Senior Vice President and Chief Financial Officer of Beckman Coulter in October 2006. Before joining Beckman Coulter, Mr. Slacik was Executive Vice President and Chief Financial Officer of the specialty pharmaceutical company Watson Pharmaceuticals, Inc. since 2003. Prior to that, he was Senior Vice President and Chief Financial Officer at C.R. Bard, which develops and manufactures vascular, urology, oncology and surgical specialty products. Before C.R. Bard, he was with Wyeth (formerly American Home Products) in a variety of increasingly responsible positions in finance, information technology, and general management for several of the company’s divisions.

Employee Relations

As of December 31, 2008, we and our subsidiaries had approximately 11,000 employees worldwide. We believe relations with our employees are good.

Financial Information About Geographic Areas

Geographic data information is presented in Note 18 “Business Segment Information” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

Available Information

We file reports and other information with the SEC, including Forms 8-K, 10-K, 10-Q, and 11-K, Form S-8, and proxy statements. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is “http://www.sec.gov.”

Our website includes a link to a website where copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The website also includes copies of our code of ethics for officers, employees, and directors, including our chief executive officer and senior finance officers, our corporate governance guidelines, and the charters for our audit and finance, organization and compensation, and nominating and corporate governance committees. These materials may be obtained by accessing the website at “http://www.beckmancoulter.com,” selecting “Investor Relations,” and then “Corporate Governance.” Paper copies of these documents may be obtained free of charge by writing to us at “Beckman Coulter, Inc., Office of Investor Relations (M/S A-37-C), 4300 N. Harbor Boulevard, P. O. Box 3100, Fullerton, California 92834-3100.”

Item 1A. Risk Factors.

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

Our products and operations are subject to a number of federal, state, local and foreign laws and regulations. A determination that our products or operations are not in compliance with these laws and regulations could subject us to civil and criminal penalties, prevent us from manufacturing or selling certain of our products and cause us to incur substantial costs in order to be in compliance. In addition, changes to existing laws or regulations, changes in interpretation of these laws and regulations or the adoption of new laws or regulations, including the effect of potential health care reforms, also could prevent us from manufacturing or selling our

14	BEC 2008 FORM 10-K

products, reduce funding for government and academic research and cause us to incur substantial compliance costs. The passage of potential health care reforms, changes in tax laws and their interpretation in the United States and other countries, the effect of taxes and changes in tax policy also may adversely affect our results of operations.

We must continue to market and improve existing products and develop new products that meet customer needs and expectations or our business and results of operations will be adversely impacted.

Our ability to continue to grow depends on our success in continuing to market and improve our existing products and develop new products that meet customer needs and expectations. Improving existing products and developing new products requires us to successfully integrate hardware, software and chemistry components. Consequently, the expected introductions of new products may be impacted by factors such as complexity and uncertainty in the development of new high-technology products and availability of qualified engineers, programmers and other key personnel. The viability of supply partners also may impact new product introductions for products we distribute. In addition, our ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property rights of others, our ability to protect our intellectual property from others, the acquisition and integration of other companies and intellectual property and our ability to obtain regulatory approvals, including delays in obtaining any government marketing authorizations necessary to market the products, particularly with respect to clinical diagnostics products. Factors affecting the introduction of molecular diagnostic products include the inability to develop clinical diagnostic tests based on new technologies, a determination that the tests do not provide sufficient precision and accuracy, identification of additional necessary intellectual property rights, failure to establish the clinical utility of these tests during clinical studies and delays resulting from the timing and scope of regulatory agency reviews.

Our business could be adversely affected if we do not prevail in present or future third party intellectual property litigation adverse to our products or if our patents or other intellectual property rights are challenged, invalidated, circumvented or expire.

We cannot assure that our products will be free of intellectual property rights of others or that a court will not find such products to infringe third party rights. Patent disputes are frequent, costly and may preclude or delay product commercialization. We may have to pay significant licensing fees to obtain access to third party intellectual property rights to make and sell current products or to introduce new products and cannot guarantee that such licenses will be available on terms actable to us, or at all. We also cannot assure that our issued patents will include claims sufficiently broad to prevent competitors from developing competing products or that pending patent applications will result in issued patents. Obtaining and maintaining patents is an iterative process with patent offices worldwide. Our patents may not protect us against competitors with similar products or technologies, because competing products or technologies may not infringe our patents. The enforcement of our issued patents requires the filing and prosecution of legal actions in countries around the world, and we cannot assure that we will prevail in such actions.

We rely on certain suppliers and manufacturers for raw materials and other products, and fluctuations in the availability and price of such products and services may interfere with our ability to meet our customers’ needs.

Difficulty in obtaining raw materials and components for our products, especially in the rapidly evolving electronic components market, could affect our ability to achieve anticipated production levels. For some of our products we are dependent on a small number of suppliers of finished products and of critical raw materials and components and our ability to obtain, enter into and maintain contracts with these suppliers. We cannot assure you that we will be able to obtain, enter into or maintain all such contracts in the future. On occasion, we have been forced to redesign portions of products when a supplier of critical raw materials or components terminated its contract or no longer made the materials or components available. If we are unable to achieve anticipated production levels and meet our customers needs, our operating results could be adversely affected. In addition, our results of operations may be significantly impacted by unanticipated increases in the costs of labor, raw materials, freight, utilities and other items needed to develop, manufacture and maintain our products and operate our business. Suppliers also may deliver components or materials that do not meet specifications preventing us from manufacturing products that meet our design specifications or customer requirements.

Consolidation of our customer base and the formation of group purchasing organizations could adversely affect our sales and results of operations.

Consolidation among health care providers and the formation of buying groups has put pressure on pricing and sales of our products, and in some instances, required payment of fees to group purchasing organizations. Our success in these areas depends partly on our ability to enter into contracts with integrated health networks and group purchasing organizations. If we are unable to enter into contracts with these group purchasing organizations and integrated health networks on terms acceptable to us, our sales and results of operations may be adversely affected. Even if we are able to enter into these contracts, they may be on terms that negatively affect our current or future profitability.

BEC 2008 FORM 10-K	15

Reductions in government funding to our customers could negatively impact our sales and results of operations.

Many of our customers rely on government funding and on prompt and full reimbursement by Medicare and equivalent programs outside of the United States. In addition, our sales are affected by factors such as:

•	the level of government funding for clinical testing, biomedical research, bioterrorism, forensics, and food safety,

•	pharmaceutical company spending policies, and

•	access to capital by biotechnology start ups.

A reduction in the amount or types of government funding or reimbursement that affect our customers, as well as the unavailability of capital to our clinical diagnostics and biomedical research customers, could have a negative impact on our sales. Global economic uncertainty can result in lower levels of government funding or reimbursement.

Our international operations expose us to foreign currency exchange fluctuations.

We operate a substantial portion of our business outside of the United States and are therefore exposed to fluctuations in the exchange rate between the U.S. dollar and the currencies in which our foreign subsidiaries and dealers receive revenue and pay expenses. With a strengthening U.S. dollar, this exposure includes a negative impact on margins on sales of our products in foreign countries that are manufactured in the United States. We may enter into currency hedging arrangements in an effort to stabilize certain of these fluctuations. There are certain costs associated with these currency hedging arrangements, and we cannot be certain that such arrangements will have the full intended effect. Our currency exposures may not be hedged exposing us to losses on our assets and cash flows denominated in these currencies. Our dealers may experience slower payment terms from their customers or have trouble paying for the purchases due to a stronger U.S. dollar. Further, we are exposed to counter party risks in the event that our counterparties do not perform in accordance with the contract terms.

Global market, economic and political conditions and natural disasters may adversely affect our operations and performance.

Our operations and performance depend significantly on worldwide market economic and political conditions and their impact on levels of certain customer spending, which may deteriorate significantly in many countries and regions, including without limitation the United States, particularly in light of the current worldwide market disruptions and economic downturn, and may remain depressed for the foreseeable future. For example, global political conditions and general economic conditions in foreign countries in which we do significant business, such as France, Germany, India, Japan and China, could have a negative impact on our sales. These disruptions could adversely affect our customer’s ability to pay for products or purchase additional products. These conditions also may adversely affect our suppliers, which could cause disruptions in our ability to produce our products. In addition, economic and market volatility and disruption, such as the current worldwide market disruptions and economic downturn, may adversely affect the cost and availability of credit. Concern about market stability and counterparty strength may lead lenders and institutional investors to reduce or cease to provide funding to borrowers. Natural disasters, such as hurricanes and earthquakes, could adversely affect our customers and our ability to manufacture and deliver products. Any of these market, economic, political or natural disaster factors could have a material adverse effect on demand for our products, our ability to manufacture, support and distribute products, our financial condition and operating results, and the terms of equity and debt capital and our ability to issue them.

Costs associated with our supply chain initiatives will affect earnings and results of operations.

We have announced several relocation plans, including our plan to vacate our Fullerton, California facility and consolidate those operations to other facilities. In connection with this consolidation and the related closure of our Fullerton, California site, we have initiated environmental studies of the Fullerton facility and could incur substantial costs in addition to those already estimated and recorded depending upon determination of the remediation requirements. We may experience difficulties, delays or unexpected costs and not achieve anticipated cost savings from our relocation and consolidation plans. The scope and timing of the relocations and related charges and savings could impact our earnings and results of operations.

We are subject to various income tax risks and regulations throughout the world.

By conducting business in the United States and many other countries, we must continually interpret, and then comply with, the income tax rules and regulations in these countries. Different interpretations of income tax rules and regulations as applied to our facts by us and applicable tax authorities throughout the world could result, either historically or prospectively, in adverse impacts to our worldwide effective income tax rates and income tax liabilities. Other factors that could impact our worldwide effective tax rates and income tax liabilities are:

•	the amount of taxable income in the various countries in which we conduct business,

•	the tax rates in those countries,

•	income tax treaties between countries

•	the extent to which income is repatriated between countries,

•	future changes in income tax rules and regulations, and

16	BEC 2008 FORM 10-K

•	adoption of new types of taxes such as consumption, sales and value added taxes.

Our investment in marketable securities is significant and is subject to market, interest rate and credit risk that may reduce its value.

Within the pension plan assets, we maintain a significant portfolio of marketable securities as well as other assets subject to market fluctuations. Our earnings and stockholder’s equity could be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by general economic conditions, changes in interest rates, downgrades in the corporate bonds included in the portfolio and other factors. Each of these events may cause us to reduce the carrying value of our investment portfolio and may result in higher pension expense or our pension plans being under funded.

Acquisitions and divestitures pose financial and other risks and challenges.

We routinely explore acquiring other businesses and assets that would fit strategically. From time to time, we also may consider disposing of certain assets, subsidiaries or lines of business that are less of a strategic fit within our portfolio. Potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention, difficulty with integrating or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers. There can be no assurance that we will engage in any acquisitions or divestitures or that we will be able to do so on terms that will result in any expected benefits. Acquisitions financed with borrowings could put financial stress on our earnings resulting in materially higher interest rates.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct a variety of operations at approximately 12 owned and 106 leased facilities worldwide, including administration, R&D, hardware and consumables manufacturing, warehouse and distribution, marketing, sales, and service. Beckman Coulter’s facilities often serve both our Clinical Diagnostics and Life Science segments.

Our corporate headquarters and principal business centers are located at the following facilities:

•	Fullerton, California - corporate headquarters and Life Science business center,

•	Brea, California - Clinical Diagnostics, chemistry and clinical automation business center,

•	Miami, Florida - Clinical Diagnostics, cellular business center, and

•	Chaska, Minnesota - Clinical Diagnostics, immunoassay and molecular diagnostics business center.

During 2008, we announced our intent to vacate our Fullerton, California facility, which we own, and consolidate those operations to other existing facilities. We refer to this as our Orange County consolidation project. The Brea, California, Miami, Florida and Chaska, Minnesota facilities (as well as a facility in Palo Alto, California that we no longer utilize), previously owned by us were sold and leased back in 1998 for initial terms of 20 years with options to renew for up to an additional 30 years.

We conduct a number of operations outside of the United States to support our international customers, which are principally administrative, manufacturing, and warehouse or distribution facilities and include locations in China, France, Germany, Ireland and Switzerland.

We believe our production facilities meet applicable government environmental, health and safety regulations in all material respects and industry standards for maintenance and that our facilities in general are adequate for our current business.

Item 3. Legal Proceedings.

Certain of our legal proceedings in which we are involved are discussed in Note 17 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item  8 of this Form 10-K and are incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of stockholders during the fourth quarter of 2008.

BEC 2008 FORM 10-K	17

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange. As of February 11, 2009 there were approximately 4,452 holders of record of our common stock.

The following table sets forth the high and low sales price of our common stock on the New York Stock Exchange – Composite Transactions reporting system during each quarter of our fiscal years ended December 31, 2008 and 2007:

	2008		2007
Fiscal Quarters	High	Low	High	Low
First	$74.35	$63.13	$67.08	$59.04
Second	71.23	61.98	67.51	62.06
Third	76.66	67.61	74.10	65.14
Fourth	70.74	37.24	76.64	69.01

The declaration and payment of dividends is at the sole discretion of our Board of Directors. Throughout 2008, we paid four quarterly dividends of $0.17 per share, for a total of $0.68 per share of common stock for the year. During 2007, we paid four quarterly dividends of $0.16 per share, for a total of $0.64 per share of common stock for the year. In 2006, we paid four quarterly dividends of $0.15 per share, for a total of $0.60 per share of common stock for the year.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2008	—	$—	—	1,168,262
November 1 through 30, 2008	25,851	45.00	—	1,168,262
December 1 through 31, 2008	—	—	—	1,168,262

Total	25,851	$45.00	—	1,168,262

19,024 of the shares above were repurchased as part of our Benefit Equity Trust (“the Trust”) using proceeds from the dividends paid on shares already held in the Trust. The transfer of the shares to the Trust and the issuance of shares from the Trust was authorized by our Board of Directors in October 2004. The Trust was established to pre-fund stock-related obligations of employee benefit plans.

The remaining 6,827 of the shares repurchased are attributable to shares surrendered to us by employees in payment of tax obligations related to the vesting of restricted stock.

18	BEC 2008 FORM 10-K

Performance Graph

The following graph compares our cumulative total stockholder return since December 30, 2003 with the Major Index, Industry Index and Peer Group Index composed of other companies with similar business models (Peer Group graph assumes that the value of the investment in our common stock and each index including reinvestment of dividends was $100.0 on December 30, 2003.)

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ending
Company / Index		Dec04	Dec05	Dec06	Dec07	Dec08
BECKMAN COULTER, INC.		32.91	(14.27)	6.24	22.89	(38.99)
S&P 500 INDEX		10.88	4.91	15.79	5.49	(37.00)
S&P 500 HEALTH CARE EQUIPMENT INDEX		12.62	0.05	4.12	5.13	(27.64)
S&P MIDCAP 400 INDEX		16.48	12.56	10.32	7.98	(36.23)

Company / Index	Base Period Dec03	INDEXED RETURNS Years Ending
		Dec04	Dec05	Dec06	Dec07	Dec08
BECKMAN COULTER, INC.	100	132.91	113.95	121.06	148.77	90.76
S&P 500 INDEX	100	110.88	116.33	134.70	142.10	89.53
S&P 500 HEALTH CARE EQUIPMENT INDEX	100	112.62	112.68	117.33	123.35	89.25
S&P MIDCAP 400 INDEX	100	116.48	131.11	144.64	156.18	99.59

BEC 2008 FORM 10-K	19

Item 6. Selected Financial Data

(In millions, except amounts per share)

Years Ended December 31,	2008	2007	2006	2005	2004
Operating Results
Revenue	$3,098.9	$2,761.3	$2,528.5	$2,443.8	$2,408.3
Gross profit	$1,442.1	$1,295.2	$1,197.0	$1,127.3	$1,136.3
Selling, general & administrative expenses	$823.0	$731.1	$687.6	$652.3	$606.0
Research and development	$280.1	$274.0	$264.9	$208.9	$200.0
Operating income	$298.6	$272.4	$262.9	$205.7	$331.0
Earnings from continuing operations	$194.0	$209.7	$158.2	$150.6	$210.9
Net earnings	$194.0	$211.3	$186.9	$150.6	$210.9
Basic earnings per share from continuing operations	$3.08	$3.35	$2.53	$2.42	$3.42
Basic earnings per share	$3.08	$3.38	$2.99	$2.42	$3.42
Diluted earnings per share from continuing operations	$3.01	$3.27	$2.47	$2.32	$3.21
Diluted earnings per share	$3.01	$3.30	$2.92	$2.32	$3.21
Weighted average common shares and dilutive potential common shares	64.3	64.1	64.0	64.9	65.8
Balance Sheet
Total assets	$3,572.8	$3,594.3	$3,291.7	$3,027.6	$2,789.8
Working capital	$817.1	$690.9	$626.5	$475.1	$667.7
Long-term debt, less current maturities	$896.3	$888.6	$952.0	$589.1	$611.7
Stockholders’ equity	$1,436.0	$1,441.7	$1,154.3	$1,194.8	$1,094.3
Shares outstanding	62.9	62.5	61.0	62.4	61.6
Dividends declared per share of common stock	$0.68	$0.64	$0.60	$0.56	$0.48

2008 includes:

•	supply chain and restructure related charges for employee severance and other costs of $13.3 million ($21.4 million pretax),

•	$0.6 million charge ($1.0 million pretax) related to the fair value of acquired inventory sold during the first quarter in connection with our acquisition of the flow cytometry business of Dako Co,

•	R&D charge of $14.7 million ($23.7 million pretax) related to buying out our royalties on future U.S. sales and sublicenses of products in development,

•	$0.7 million gain on sale ($1.2 million pretax) of land from the escrow account that was in dispute in relation to the sale of vacant land in Miami, and

•	$11.8 million environmental remediation charge ($19.0 million pretax) in connection with the Orange County consolidation project and planned closure of our Fullerton, California site.

The combined impact of these items was a diluted earnings per share decrease of $0.62. 2008 also includes share-based compensation charges of $18.4 million ($29.6 million pretax) recognized under SFAS 123(R) “Share-Based Payment,” which was adopted in 2006.

2007 includes:

•	$22.2 million charge ($35.4 million pretax) for the in-process research and development (“IPR&D”) related to the acquisition of the remaining 80.1% interest in NexGen,

•	restructure related charges for employee severance and other costs of $11.1 million ($17.7 million pretax),

•	$1.5 million charge ($2.4 million pretax) for the amount of the Cardbeck Miami Trust settlement ($1.6 million commercial rentals tax and $0.8 million in interest),

•	$25.4 million net gain ($40.6 million pretax) for the break up fee associated with the termination of the Biosite merger agreement,

•	$16.4 million net gain ($26.2 million pretax) from the sale of vacant land in Miami,

•	$5.6 million charge ($9.0 million pretax) to establish the Beckman Coulter Foundation, and

•

$1.6 million gain ($2.6 million pretax) for the receipt of the escrow amount related to the sale of Agencourt Personal Genomics (“APG”) that occurred in July 2006 and is reported as earnings from discontinued operations.

The combined impact of these items was a diluted earnings per share increase of $0.05. 2007 also includes share-based compensation charges of $15.2 million ($24.5 million pretax) recognized under SFAS 123(R) “Share-Based Payment,” which was adopted in 2006.

20	BEC 2008 FORM 10-K

2006 includes:

•	restructure related charges for employee severance and other costs of $9.5 million ($15.5 million pretax),

•	$21.9 million gain ($35.0 million pretax) from a litigation settlement,

•	charges of $30.0 million ($46.4 million pretax) for license rights acquired for products in the development stage,

•	net curtailment charges of $2.6 million ($4.0 million pretax),

•	investigation charges of $1.8 million ($2.9 million pretax),

•	debt extinguishment charges of $4.0 million ($7.7 million pretax), and

•	$28.7 million net gain on sale of APG ($48.2 million pretax), reported as earnings from discontinued operations.

The combined impact of these items was a diluted earnings per share increase of $0.04. 2006 also includes incremental share-based compensation charges of $14.3 million ($23.0 million pretax) as a result of the implementation of SFAS 123(R) on a modified prospective basis.

2005 includes:

•	restructure related charges for employee severance and other costs of $21.9 million ($36.4 million pretax),

•

asset impairment charges and inventory write-offs of $14.6 million ($24.0 million pretax) and $1.4 million ($2.3 million pretax), respectively, related to decisions to exit certain non-strategic products and products under development,

•	$3.1 million charge due to Hurricane Katrina ($4.9 million pretax),

•	officer retirement charges of $3.2 million ($5.3 million pretax), and

•	a business development charge of $1.0 million ($1.7 million pretax).

The combined impact of these items was a diluted earnings per share charge of $0.70.

BEC 2008 FORM 10-K	21

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

We remain committed to increasing the transparency of our financial reporting, providing our stockholders with informative disclosures and presenting an accurate view of our financial position and operating results. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with management’s perspective on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. MD&A is presented in the following sections:

•	Overview

•	Critical Accounting Policies and Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Financing Arrangements

•	Global Market and Economic Conditions

•	Off-Balance Sheet Arrangements and Contractual Obligations

•	Recent Accounting Developments

Overview

Beckman Coulter is the world’s largest company devoted solely to biomedical testing, a market we estimate had about $37 billion in worldwide sales in 2008. We market our products in more than 130 countries, with approximately half of our revenue in 2008 coming from outside the United States. Our strategy is to extend the company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhance our current product offerings and enter into new and growing market segments. For additional information on our strategic initiatives for 2009 see “Strategic Initiatives” in Item 1 of this Form 10-K.

The majority of our revenue is generated from consumable supplies (including reagent test kits), service and operating-type lease (“OTL”) payment arrangements. Approximately 78% of our total revenue in 2008 was generated by this type of revenue, which we refer to as “recurring revenue.” A customer contract typically runs five years while the average customer relationship lasts more than 15 years. Switching instrument systems creates significant costs for labs: changing suppliers means re-training staff on new systems and performing validation studies to assure consistency of reported results. As a result, high retention rates have driven recurring revenue near 80%. Our remaining balance of revenue is derived from “instrument sales.” In 2008, we revised our presentation in the consolidated statement of earnings to better reflect our main sources of revenue: recurring revenue and instrument sales. Accordingly, we have reclassified amounts reported in prior years to conform to our current year presentation.

Our instruments are mainly provided to customers under cash sales or OTL arrangements. Since mid-2005, most of our leases have been OTLs rather than sales-type leases (“STLs”), which we previously utilized. Our OTLs are provided under bundled lease arrangements, in which our customers pay a monthly amount for the equipment, consumable supplies (including reagent test kits), and service. Our lease arrangements primarily take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents and the customer is billed monthly based on actual reagent usage.

Through 2007, we operated our business on the basis of a single reportable segment. Beginning in the first fiscal quarter of 2008, we began to measure our business on the basis of two reportable segments: Clinical Diagnostics and Life Science. Segment revenue and profit information is presented in Note 18 “Business Segment Information” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K, including comparable information for prior years. Within our Clinical Diagnostics segment, we have identified three product areas, each focused on a core product strategy: chemistry and clinical automation, cellular analysis, and immunoassay and molecular diagnostics. Our Clinical Diagnostics segment represents about 84% of our total revenues, while the Life Science segment generates the remaining 16% of total revenues. For a description of the components of these segments see the Comprehensive Product Portfolio chart in “Company Profile” in Item 1 of this Form 10-K.

Placements of products serving the clinical diagnostics markets have been experiencing growth as test volumes continue to increase as a result of factors such as an aging population, increasing expenditures on chronic diseases, conditions requiring ongoing treatment (for example, diabetes, AIDS and cancer) and greater acceptance of modern medicine in emerging countries. Our customers are faced with increasing volumes of testing, a shrinking skilled labor pool and constant pressure to contain costs. Consequently, it has become essential for manufacturers to provide cost-effective systems to remain competitive. A large number of the products in the Life Science segment are dependent on academic research funding and capital spending in the biotechnology, pharmaceutical and clinical research markets.

22	BEC 2008 FORM 10-K

Products such as the UniCel DxI 800 Access Immunoassay System, the UniCel DxC 600 and 800 SYNCHRON clinical chemistry systems and the AutoMate front-end automation system provide our customers with a means to increase efficiency through automation and workstation consolidation. We believe these industry leading, high-throughput systems have positioned us to gain market share and increase streams of recurring revenue in subsequent years. To further the potential of these systems, we are developing new tests internally, collaborating with external parties and pursuing business and technology acquisitions. In hematology, we continue to automate more of the testing process with recently introduced next generation systems to serve high-volume hospital labs.

Recurring revenue has historically allowed us to generate substantial operating cash flows. We have used this cash flow in the past to facilitate growth in the business by developing, marketing and launching new products through internal development as well as business and technology acquisitions. Our OTLs require additional investment and increased capital expenditures. We expect our operating cash flows to build as the operating lease payments associated with our OTL portfolio builds. Our investment in customer leased instruments should continue to build over the next eighteen months and then grow more moderately.

In order to continue to grow, gain market share and remain competitive, we must continue to introduce new instrument and reagent technologies and remain at the forefront in helping customers advance medical science, improve patient outcomes and reduce healthcare costs. To remain competitive we also must acquire and defend intellectual property and invest in research and development (“R&D”). Otherwise, our current products could become technologically obsolete over time. A large number of our products require marketing authorizations from the FDA and similar agencies in other countries. We believe that we have effective quality and compliance programs in place and have been successful in obtaining the necessary clearances for our new products from the FDA and other similar agencies.

Supply Chain Initiatives

In January 2007, as part of our previously announced strategic supply chain management initiatives to improve productivity and reduce operating costs, we announced certain outsourcing initiatives and manufacturing site relocations, including our intention to close our manufacturing site in Palo Alto, California and relocate those operations to Indianapolis, Indiana. During 2007, as a result of these initiatives, we announced the closure and relocation of other manufacturing and distribution sites, mainly in the United States. In connection with these activities, we recorded charges of $21.4 million and $17.7 million for severance, retention, asset impairments, duplicative and other costs for the years ended December 31, 2008 and 2007, respectively. Our Palo Alto relocation is targeted to provide an annual benefit of approximately $4 million in 2009, increasing to $7 million to the extent we are able to sublease the facility.

Ongoing efforts to consolidate operations and exit buildings allowed us to reduce our space requirements by approximately 100,000 square feet in 2008. In our efforts to maximize the productivity of our people and our assets we began plans to consolidate our Orange County, California operations currently located in Fullerton and Brea, California. Plans for this consolidation were developed in 2008 and are expected to be completed by the end of 2009. For 2008, we recorded charges of $6.6 million for severance, asset impairments, and other related costs related to the Orange County Consolidation project as well as $19.0 million in environmental remediation obligations.

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

We describe our significant accounting policies in Note 1, “Nature of Business and Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K. Management believes that the following accounting estimates are important to fully understanding and evaluating our reported financial results, and they require management’s subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. Management has reviewed these critical accounting estimates and related disclosures with the Audit & Finance Committee of our Board of Directors.

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, when collectibility is reasonably assured and when risk of loss transfers. For instrument sales that include customer specific acceptance criteria, revenue is recognized when the acceptance criteria have been met. When a customer enters into an OTL agreement, lease revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried in customer leased instruments within property, plant and equipment and depreciated over its estimated useful life. Under an STL agreement, hardware revenue and related costs are generally recognized at the time of shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the effective interest method. Supplies and test kit revenue is generally recognized at the time of delivery or usage. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement or as service is performed, if not under contract.

BEC 2008 FORM 10-K	23

For those STL and sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components. The fair market value of our leased instruments is determined by a range of cash selling prices or other verifiable objective evidence, if applicable. We regularly evaluate available objective evidence of instrument fair values using historical data. Our allocation of revenue for future sales could be affected by changes in estimates of the relative fair value of the various deliverables which could affect the timing of our revenue recognition or allocation to the various components.

Our accounting for leases involves specific determinations under Statement of Financial Accounting Standards (“SFAS”) 13 “Accounting for Leases” (“SFAS 13”), as amended, which often involves complex provisions and significant judgments. Before classifying a lease as an STL, among other things, we assess whether collectibility of the lease payment is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Generally, our leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. In 2005, we changed our standard leasing terms around cancellation provisions to emphasize terms which meet the criteria for OTL classification. This primarily affected the United States. As a result, nearly all of our lease arrangements are OTLs. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

Allowances for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are determined by analyzing specific customer accounts that have known or potential collection issues and applying an estimated loss rate to the aging of the remaining accounts receivable balances. This estimated loss rate is based on our historical loss experience but also contemplates current market conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Valuation of Other Long-lived Assets

The process of evaluating the potential impairment of other long-lived assets such as our property, plant and equipment, including software for internal use, is subjective and requires judgment. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. To estimate the fair value of long-lived assets, we typically make various assumptions about the usefulness of the asset and consider market factors specific to the business which the asset is used in and estimate future cash flows to be generated by that business. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Furthermore, we may determine that our assets have a shorter useful life than our current estimate, which would result in higher depreciation and amortization expense. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in these assumptions and estimates could materially impact our future reported financial results.

24	BEC 2008 FORM 10-K

Goodwill and Other Intangible Assets

We review goodwill and other intangible assets for impairment at least annually, or more frequently when events or changes in circumstances indicate that the assets may be impaired. For goodwill, we compare the carrying value to the fair value of the reporting unit to which the assets are assigned. Our future operating performance will be impacted by the future amortization of intangible assets with finite lives and potential impairment charges related to goodwill or intangibles with indefinite lives. As a result of business acquisitions, the allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should conditions be different from management’s estimate at the time of acquisition, material write-downs of intangible assets and/or goodwill may be required, which could adversely affect our operating results. We make assessments of impairment on an annual basis during the fourth quarter of our fiscal year. See Note 7 “Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements for further discussion.

Environmental Obligations

Our compliance with federal, state and foreign environmental laws and regulations may require us to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where we do business or maintain properties. We establish accruals when such costs are probable and can be reasonably estimated. Accrual amounts are estimated based on currently available information, regulatory requirements, remediation strategies, historical experience, our relative share of the total remediation costs and a relevant discount rate, when the time period of estimated costs can be reasonably predicted. Changes in these assumptions could impact our future reported results.

Legal Obligations

We are involved in a number of legal proceedings and regulatory matters which we consider to be normal for our type of business operations. We record accruals for resolution of legal matters when such costs are probable and can be reasonably estimated. As a global company active in a wide range of biomedical sciences, we may, in the normal course of our business become involved in proceedings relating to matters such as:

•	patent validity and infringement disputes,

•	contractual obligations, and

•	employment and other regulatory matters.

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

BEC 2008 FORM 10-K	25

In the fourth quarter of 2008 the U.S. Congress enacted legislation extending the federal Research & Experimentation (“R&E”) tax credit for the 2008 and 2009 tax years. As a result, an estimated 2008 R&E credit of $8.9 million was recorded in the fourth quarter of 2008. The 2008 financial statements include the benefit for the 2008 and 2007 R&E tax credit. In prior years, due to the difficulty in estimating an R&E credit on a current basis, we used a method to record the R&E tax credit for financial reporting purposes, which resulted in recognizing the benefit in the year subsequent to the credit utilization on its tax return. The prior method used to record the R&E tax credit did not have a material impact on any of the financial statements presented.

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

The expected long-term rate of return on plan assets is estimated based upon historical cumulative returns on plan assets, the investment strategy, plan asset allocation and expected returns. While there is no absolute predictor of future performance, our historical return on plan assets has been over 7%. We believe our expected long-term rate of return assumption, which is used to calculate pension expense, of 8.5% in 2008 and 9% in 2007 and 2006, is reasonable based on our investment strategy and our long-term investment return experience. We froze entrance to the pension plan effective December 31, 2006 and changed the investment allocation in December 2007 to reduce the volatility of changes in the fair value of plan assets. However, the value of our pension plan assets declined significantly in 2008 as a result of the overall economic decline. We expect to reduce our expected long-term rate of return on plan assets to 8.25% in 2009 and expect our pension plan expense to increase, as described further under “Global Market and Economic Conditions”.

The discount rate is an assumption used to determine the actuarial present value of benefits attributed to the services rendered by participants in our pension plans. The rate used reflects our best estimate of the rate at which pension benefits will be effectively settled considering the timing of expected payments to plan participants. The discount rates are developed based on benchmarking indexes. The benchmarking indexes are obtained by using high-quality long-term corporate bond yields currently available with terms similar to the expected timing of payments to be made under our pension obligation. Due to the recent, unprecedented events in the financial markets associated with the current credit environment, there is a greater than usual disparity in yields among the bonds included in the various indices used to determine our pension discount rates. Given this disparity, we carefully evaluated our existing methodologies for determining our pension discount rates. We are no longer indexing our discount rate to the Moody’s AA bond yield. Instead, the discount rate used to determine the benefit obligation for the U.S. Pension Plan and postretirement plans was selected by the Company, in consultation with its independent actuaries, using an average of pension discount yield curves based on the characteristics of the U.S. Plan and postretirement liabilities, each determined independently. The weighted average discount rate we utilized to measure our U.S. pension obligation as of December 31, 2008 and to calculate our 2009 expense was 6.33% in comparison to 6.0% used in determining our 2008 expense. For all other non-U.S. pension plans, the Company set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices.

Changes in the expected long term rate of return on assets (“ELTRA”) or discount rate could have a material effect on our reported pension obligation and related pension expense. The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of expense for the year ended December 31, 2008 and the projected benefit obligation (PBO) at December 31, 2008 for our major U.S. and non-U.S. defined benefit pension plans (in millions):

	Impact on 2008 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2008 Increase (Decrease)
Change in assumption:	U.S.	Non- U.S.	U.S.	Non-U.S.
25 basis point decrease in discount rate	$1.6	$0.7	$16.3	$8.0
25 basis point increase in discount rate	$(1.6)	$(0.7)	$(16.3)	$(7.3)
25 basis point decrease in ELTRA	$1.4	$0.4	NA	NA
25 basis point increase in ELTRA	$(1.4)	$(0.4)	NA	NA

Our funding policy provides that payments to our domestic pension trusts will at least be equal to the minimum funding requirements provided for in the Employee Retirement Income Security Act of 1974.

26	BEC 2008 FORM 10-K

Share-Based Compensation

SFAS 123(R) “Share-Based Payments” (“SFAS 123(R)”), requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. Share-based payments include stock options, employee stock purchases under the Employee Stock Purchase Plan, restricted stock and performance shares. Share-based compensation expense is based on the value of share-based payment awards that is ultimately expected to vest. We have elected to use the Black-Scholes option-pricing model which incorporates various assumptions, including volatility, expected life and interest rates to estimate the fair value of stock options. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. We use a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. Forfeitures were estimated based on our historical experience. We evaluate and adjust our assumptions on an annual basis. If factors change and we employ different assumptions in the application of SFAS 123(R) in future periods, the compensation expense that we record under SFAS 123(R) may differ significantly from what we have recorded in the current period.

Results of Operations

Management reviews revenue by segment, product area, markets we serve and major geographic area. To facilitate our understanding of results, we review revenue on both a reported and constant currency basis. We define constant currency revenue as current period revenue in local currency translated to U.S. dollars at the prior year’s foreign currency exchange rate for that period, computed monthly. Constant currency growth is defined as current period constant currency revenue less prior year reported revenue divided by prior year reported revenue. This measure provides information on revenue growth assuming that foreign currency exchange rates have not changed between the prior year and the current period. We believe the use of this measure aids in the understanding of our operations without the impact of foreign currency fluctuations. This presentation is also consistent with our internal use of the measure, which we use to measure the profitability of ongoing operating results against prior periods and against our internally developed targets. Constant currency revenue and constant currency growth as defined or presented by us may not be comparable to similarly titled measures reported by other companies. Additionally, these measures are not U.S. GAAP defined measures, and therefore not an alternative measure of revenue or revenue growth on a U.S. GAAP basis.

BEC 2008 FORM 10-K	27

The following represents a breakout of our 2008 revenue by type, segment and geography:

Note: Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.

28	BEC 2008 FORM 10-K

Executive Summary

Total revenue increased to $3.1 billion, an increase of 12.2% (10.4% in constant currency) compared to 2007. This increase was primarily due to a 19.5% (18.2% in constant currency) increase in instrument sales. Additionally, recurring revenue, which we believe is the best indicator of the overall strength of our business, grew 10.3% (8.3% in constant currency) to $2.4 billion. The continued build-up of lease payments and growth of highly profitable supplies and test kit revenue delivered strong recurring revenue gains during the year. Recurring revenue represented approximately 78% of our total revenue during 2008. Our 2007 flow cytometry acquisition contributed 1.4% to our overall revenue growth of 12.2%.

Clinical Diagnostics’ recurring revenue growth of 10.9%, or 9.0% in constant currency, was diluted by a 1.3% constant currency growth in recurring revenue from Life Science. We continued progress in extending our installed base, as reflected in instrument sales growth of more than 19% compared to 2007. However, we experienced a 3.5% decline in instrument sales during the fourth quarter, due in part, to a weakness in Life Science and a stronger U.S. dollar. While we anticipate that continued strength of the U.S. dollar will negatively impact our future instrument sales, we expect our steady gains in recurring revenue, which represents nearly 80% of our total revenue, to provide a predictable source of earnings expansion and cash flow.

Gross profit margin decreased 40 basis points to 46.5%, largely due to higher transportation costs and elevated sales of lower margin cash instruments sales internationally. The increase in instrument sales and continued expansion of our international installed base put downward pressure on margins, but supports our long-term objective to increase penetration into international and particularly emerging markets which we believe will drive future recurring revenue growth.

Selling, general and administrative (“SG&A”) expense grew 12.6% during the current year due in part to incremental expense from our flow cytometry acquisition, additional infrastructure investments in developing markets and additional marketing support for new products.

R&D expense increased 2.2% as we funded significant R&D programs delivering four new work cells and our next-generation cellular analysis system. Investment in our Molecular Diagnostics program was also expanded, as we acquired licenses for additional tests. During 2008, we incurred a $12.0 million charge related to the acquisition of a sub-license to receive certain patent rights to testing for the hepatitis C virus along with an $11.7 million charge in connection with buying out our future U.S. royalty for preeclampsia tests from Nephromics LLC. Prior year R&D expenses were higher than normal due to the acquisition of NexGen and to the related in-process R&D charge of $35.4 million in 2007.

We recorded a $19.0 million environmental remediation charge during the year, related to our Orange County consolidation project. In connection with this consolidation, we began conducting environmental studies at our Fullerton, California site. The data generated by these studies indicates that soil and groundwater at the site contain chemicals previously used in operations at the facility. The $19.0 million represents our best estimate at this time of future expenditures for investigation and remediation at the site. The ultimate costs may range from $10 million to $30 million.

Non-operating expense was $46.7 million during 2008, whereas non-operating income in the prior year was driven by non-recurring gains. This included a $40.6 million breakup fee received in connection with a termination agreement with Biosite, Incorporated and a gain of $26.2 million related to our Miami land sale, partially offset by a $9.0 million contribution made to establish a foundation. Excluding these items in 2007, the increase in non-operating expense was primarily due to higher currency-related expense.

Our effective tax rate decreased to 23.0% from 28.4% during 2007, primarily due to additional R&E tax credits, certain discrete items and a shift in the geographic mix, with more income earned outside the U.S. in lower-tax jurisdictions.

BEC 2008 FORM 10-K	29

2008 Compared to 2007

Revenue

The following table provides revenue by type, segment and geography for 2008 and 2007 (dollar amounts in millions):

	2008 Revenue*	2007 Revenue*	Reported Growth % *	Constant Currency Growth % * (a)
Total revenue:
Recurring revenue – supplies, service and lease payments	$2,402.6	$2,178.4	10.3%	8.3%
Instrument sales	696.3	582.9	19.5%	18.2%

Total revenue	$3,098.9	$2,761.3	12.2%	10.4%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$898.6	$815.3	10.2%	8.4%
Cellular Analysis	954.2	840.9	13.5%	11.7%
Immunoassay and Molecular Diagnostics	739.1	627.2	17.9%	15.7%

Total Clinical Diagnostics	2,591.9	2,283.4	13.5%	11.6%
Life Science	507.0	477.9	6.1%	4.3%

Total revenue	$3,098.9	$2,761.3	12.2%	10.4%

Revenue by geography:
United States	$1,542.1	$1,425.0	8.2%	8.2%
Europe	687.1	605.4	13.5%	8.7%
Emerging Markets (b)	278.3	224.1	24.2%	24.2%
Asia Pacific	383.7	316.1	21.4%	15.9%
Other (c)	207.7	190.7	8.9%	6.2%

Total revenue	$3,098.9	$2,761.3	12.2%	10.4%

*	Amounts in table may not foot or recalculate due to rounding.

Notes:

(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Recurring revenue, the best indicator of the overall strength of our business, grew by 10.3% or 8.3% in constant currency in comparison to the prior year. Recurring revenue also represents approximately 78% of total revenue. The continued build-up of lease payments and growth of highly profitable consumables sales delivered consistent recurring revenue gains all year.

Year over year Instrument sales revenue grew by 19.5% or 18.2% in constant currency. Instrument sales reported growth through the first nine months, then declined by 3.5% in the fourth quarter largely due to softness in Life Science demand. We are preparing for continued declines in instrument sales in the first half of 2009 due to a stronger dollar and an uncertain outlook for the economy in general.

Clinical Diagnostics

Clinical Diagnostics grew by 13.5% or 11.6% in constant currency when compared to 2007, as this segment experienced double digit growth in all three product areas. This was primarily due to strong instrument sales combined with growth in recurring revenue. Instrument sales increased 31.0% or 29.8% in constant currency for the year, while recurring revenue grew by 10.9% or 9.0% in constant currency. The growth in instrument sales was due to added sales from our flow cytometry acquisition in December of 2007, elimination of our instrument backlog during the first half of the year, an increase in placements of chemistry and clinical automation systems, and our robust sales to emerging markets, where we continue to improve our penetration. The growth in recurring revenue largely reflects the combined effect of expanding our installed base and increasing test kit utilization.

30	BEC 2008 FORM 10-K

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from chemistry and clinical automation increased by 10.2% in comparison to 2007. The increase was driven by continued success of the UniCel DxC autochemistry instruments, leading to a fourth straight record year of Unicel DxC instrument placements and growth in clinical automation of approximately 25%. Autochemistry grew by more than 10% in comparison to 2007 due to accelerated work cell placements and double digit international growth. We continue to grow our installed base in mid-to-large sized hospitals and experience strong demand internationally as our customers focus on the efficiency and cost savings that can be provided by increased automation. Looking forward to 2009, we should sustain our momentum in chemistry as we commercialize three more work cells introduced in late December of 2008.

Cellular Analysis

Revenue from cellular analysis increased 13.5% compared to 2007. The growth was due primarily to an increase in instrument sales of 35.2%. The increase was led by growth in flow cytometry products and the elimination of the instrument backlog in the first half of the year. Our flow cytometry acquisition added 470 basis points to the overall cellular group’s growth rate.

Immunoassay and Molecular Diagnostics

Revenue in immunoassay and molecular diagnostics increased by 17.9% when compared to 2007. The increase in recurring revenue was led by a 19.6% growth from our Access immunoassay products. Total Access immunoassay sales, including instrument sales, grew 22.1% worldwide in comparison to 2007. Placements were up considerably, driven by strong growth of units in mid to high volume hospital laboratories.

Life Science

Revenue in this segment experienced an increase of 6.1% as compared to the same period in 2007. The increase was led primarily by growth in instrument sales of our centrifugation and life science automation products. Although we posted growth in this segment for the full year, the growth moderated in the second half of the year as the dollar strengthened. In the fourth quarter, Life Science sales were down by more than 7% or approximately 4% in constant currency as compared to the same period in the prior year. This decline was partly due to lower activity in international markets.

Revenue by Major Geography

Overall, revenue in the U.S. was up 8.2% primarily due to growth in Clinical Diagnostics of 8.6%. Momentum in Clinical Diagnostics was broad based, with growth in Access-family immunoassay, auto chemistry and cellular analysis systems. Growth in these product lines was primarily due to increased instrument placements, our flow cytometry acquisition and the elimination of the instrument backlog in cellular in the first half of the year.

International revenue was up 16.5% or 12.7% in constant currency in comparison to the prior year. The increase was fueled by strong sales of clinical diagnostics products, up 19.1% or 15.1% in constant currency. Leading the way was strong growth in immunoassay and molecular diagnostics, which grew 30.2% (25.2% in constant currency). Also, Life Science was up 6.4% or 3.2% in constant currency due to increased sales in both centrifugation and life science automation.

Revenue in Europe rose by 13.5% (8.7% in constant currency) with Clinical Diagnostics leading the way, up over 17% or 12.0% in constant currency. Within Clinical Diagnostics, cellular analysis and immunoassay and molecular diagnostics remained the greatest contributors to growth. The increase in cellular analysis was due to added sales from our flow cytometry products which we acquired at the end of 2007, while the increase in immunoassay and molecular diagnostics was due to increased recurring revenue from our Access immunoassay products, generated from our expanding installed base. Automation and workcells are also becoming a key factor in expanding our growth in Europe.

Revenue from Emerging Markets increased by 24.2% (24.2% in constant currency) primarily driven by an increase in instrument sales of 40.7% or 41.0% in constant currency during 2008 as compared to 2007. The increased installed base has also resulted in recurring revenue growth of 17.6% or 17.5% in constant currency. Exceptional instrument sales within developing countries, especially in the first half of 2008, are expected to drive recurring revenue going forward.

Sales in Asia Pacific increased by 21.4% (15.9% in constant currency), led by growth in China of 27.6% (24.9% in constant currency). Asia Pacific reported increased growth in all product lines, with immunoassay and molecular diagnostic as the key driver of the 25.8% growth in Clinical Diagnostics, while centrifugation was the main contributor of the 8.2% growth in Life Science.

BEC 2008 FORM 10-K	31

Gross Profit

	Years Ended
	December 31, 2008	December 31, 2007	Percent Change
(in millions)
Gross profit on recurring revenue	$1,316.2	$1,216.0	8.2%
As a percentage of recurring revenue	54.8%	55.8%	(1.0)%

	Years Ended
	December 31, 2008	December 31, 2007	Percent Change
(in millions)
Gross profit on instrument sales	$125.9	$79.2	59.0%
As a percentage of instrument sales	18.1%	13.6%	4.5%

The decline in gross profit margin from recurring revenue is primarily driven by increased sales activity to developing countries which typically generate lower gross profit margins. The gross margin on instrument sales improved in 2008 compared to 2007 as a result of improved pricing, particularly in chemistry and clinical automation, the benefits of currency fluctuations and increased volume of instrument sales, particularly in flow cytometry and Life Science.

Operating Expenses

	Years Ended
	December 31, 2008	December 31, 2007	Percent Change
(in millions)
Selling, general and administrative (“SG&A”)	$823.0	$731.1	12.6%
As a percentage of total revenue	26.6%	26.5%	0.1%

SG&A was up 12.6% (10.7% in constant currency) in 2008 compared to 2007. The increase was primarily attributed to:

•	increased spending on selling and marketing activities to support our revenue growth;

•	increased costs as a result of the translation of international costs due to comparative weakness of the U.S. dollar during 2008 as compared to 2007; and

•	incremental operating expenses from our flow cytometry acquisition including additional amortization.

	Years Ended
	December 31, 2008	December 31, 2007	Percent Change
(in millions)
Research and Development (“R&D”)	$280.1	$274.0	2.2%
As a percentage of total revenue	9.0%	9.9%	(0.9)%

Research and development (“R&D”) expense increased 2.2% as we funded significant R&D programs delivering four new work cells and our next-generation cellular analysis system. Investment in our molecular diagnostics program was also expanded. Included in R&D expense for 2008 are:

•

$12.0 million in connection with the acquisition of a non-exclusive, non-transferable, sub-license to receive certain patent rights to testing for the hepatitis C virus. Under the sublicense, we can develop, manufacture and sell a quantitative viral load HCV blood test for use on our molecular diagnostic instrument that is in development.

•

$11.7 million charge in connection with buying out our future U.S. royalty for preeclampsia tests from Nephromics LLC. This fully paid license relates to future U.S. sales of a number of markers including a preeclampsia panel covered by patents licensed exclusively to Nephromics.

32	BEC 2008 FORM 10-K

The products under the above agreements have not received regulatory clearance, are still in the development stage and do not have alternative future use; therefore the costs were charged to R&D.

R&D for 2007 included a charge of $35.4 million for in-process R&D acquired as part of NexGen.

	Years Ended
	December 31, 2008	December 31, 2007	Percent Change
(in millions)
Environmental remediation	$19.0	$—	100%
Restructuring	21.4	17.7	20.9%

Environmental Remediation - During 2008 we began conducting soil and groundwater environmental studies at our Fullerton, California site in connection with our Orange County consolidation and planned closure of the Fullerton site. These studies indicate that the soil and groundwater at the Fullerton site contain chemicals previously used in operations at the facility. As a result, we recorded a $19.0 million environmental remediation charge related to our Fullerton facility. The $19.0 million represents our best estimate of future expenditures for evaluation and remediation at the site. The ultimate costs may range from $10 million to $30 million.

Restructuring Charges - In connection with our previously announced supply chain initiatives, we recorded charges of $21.4 million during 2008, related to severance, relocation, and other duplicative exit costs. The charge includes a net gain of $3.0 million related to the sale of buildings and land in Hialeah, Florida. Also, an impairment charge of $1.3 million was recorded in the fourth quarter of 2008 in connection with our Orange County consolidation project, as we identified assets that will no longer be needed due to the consolidation. Additionally, we analyzed the remaining useful life of certain assets, which in some cases resulted in a shorter life than our initial useful life. Based on this revised and shortened useful life, we expect to accelerate depreciation expense, which we expect will result in approximately $2 million of higher depreciation during 2009.

Operating Income

Management evaluates business segment performance based on revenue and operating income exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the years ended December 31, 2008 and 2007 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	2008	2007
Operating income:
Clinical Diagnostics	$286.5	$265.4
Life Science	77.2	61.7

Total segment operating income	363.7	327.1

Restructuring expenses	(21.4)	(17.7)
Environmental remediation	(19.0)	—
Technology acquired for use in R&D for Clinical Diagnostics	(23.7)	(35.4)
Fair market value inventory adjustment	(1.0)	—
Rental tax dispute	—	(1.6)

Total operating income	298.6	272.4

Non-operating (income) expense:
Interest income	(10.0)	(14.4)
Interest expense	47.6	49.3
Other	9.1	(55.2)

Total non-operating expense (income)	46.7	(20.3)

Earnings from continuing operations before income taxes	$251.9	$292.7

The increase in operating income from our Clinical Diagnostics segment in 2008 was primarily due to double digit growth in all three product areas as a result of robust instrument sales and strong recurring revenue growth.

BEC 2008 FORM 10-K	33

The increase in operating income from our Life Science segment in 2008 was primarily due to an overall increase in revenue of 6.1% for the year ended December 31, 2008 as a result of increased instrument sales. We do not, however, believe that this level of growth is sustainable and expect a flat to negative change in 2009.

Non-Operating Income and Expense

	Years Ended
	December 31, 2008	December 31, 2007	Percent Change
(in millions)
Interest income	$(10.0)	$(14.4)	(30.6)%
Interest expense	47.6	49.3	(3.4)%
Other non-operating expense (income)	9.1	(55.2)	>(100)%

Interest income decreased during 2008 due, in part, to a decline in the amount of STLs.

Interest expense decreased in 2008, primarily due to a decrease in our tax liabilities for uncertain tax positions coupled with lower interest rates on our borrowings in comparison to 2007.

Other non-operating expense returned to normal levels during 2008. During 2007, we recorded a $40.6 million gain, net of expenses, associated with the breakup fee received in connection with the termination of the merger agreement with Biosite, Incorporated (“Biosite”) and a $26.2 million gain on the sale of vacant land in Miami, both of which were partially offset by a $9.0 million contribution to establish the Beckman Coulter Foundation. Excluding the effect of these transactions, other non-operating expense increased over the prior year primarily due to currency related costs.

Discontinued Operations: In July 2007, we received the remaining funds held in escrow related to our 2006 sale of our interest in Agencourt Personal Genomics (“APG”). The additional gain on sale of $2.6 million ($1.6 million net of taxes), was recorded in discontinued operations during 2007.

Income Tax: Income tax as a percentage of pretax earnings from continuing operations was 23.0% in 2008 compared with 28.4% in 2007. Our effective tax rate in 2008 was lower than the United States federal statutory rate due primarily to:

•	shift in geographic profit mix with more income earned outside the U.S. in lower-tax jurisdictions;

•	various tax credits, including R&E tax credits;

•	the deduction allowed for U.S. tax purposes related to manufacturing activities in the U.S.; and

•	expiration of the statute of limitations for 2003 which resulted in a $1.4 million reduction in tax liabilities for uncertain tax positions for that year.

Additional R&E tax credits of $8.9 million were recorded in 2008 to record the credits in the year earned, whereas previously we recorded R&E credits in the following year due to difficulties in estimating credits. Total R&E tax credits recorded in 2008 were $17.6 million ($8.9 million for 2008 credits and $8.7 million for 2007 credits), whereas R&E credits recorded in 2007 were $6.2 million (related to 2006 credits).

Income tax as a percentage of pretax earnings from continuing operations in 2008 was negatively impacted by several items as follows:

•

establishment of a joint intercompany research and development program in Ireland, which is expected to also negatively impact our tax rate over the next couple of years, but yield a lower tax rate in the long term and

•	an adjustment to prior years deferred taxes of $1.5 million related to pension deferred tax assets.

See Note 12 “Income Taxes” of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for a reconciliation of the U.S. statutory tax rate to our effective tax rate. We expect the effective tax rate in 2009 to be higher than 2008 due to a change in geographical profit mix with more income expected to be earned in higher-tax jurisdictions such as the U.S. However, our 2009 effective tax rate may be impacted by a number of factors including, but not limited to, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, our generation of tax credits, including R&E tax credits and our geographic profit mix.

34	BEC 2008 FORM 10-K

2007 Compared to 2006

Revenue

The following table provides revenue by type, segment and geography for 2007 and 2006 (dollar amounts in millions):

	2007 Revenue *	2006 Revenue*	Reported Growth %*	Constant Currency Growth %*(a)
Total revenue:
Recurring revenue – supplies, service and lease payments	$2,178.4	$1,946.9	11.9%	9.8%
Instrument sales	582.9	581.6	0.2%	(3.0)%

Total revenue	$2,761.3	$2,528.5	9.2%	6.8%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$815.3	$716.3	13.8%	11.3%
Cellular Analysis	840.9	806.3	4.3%	2.3%
Immunoassay and Molecular Diagnostics	627.2	518.4	21.0%	18.3%

Total Clinical Diagnostics	2,283.4	2,041.0	11.9%	9.6%
Life Science	477.9	487.5	(1.9)%	(4.7)%

Total revenue	$2,761.3	$2,528.5	9.2%	6.8%

Revenue by geography:
United States	$1,425.0	$1,330.0	7.1%	7.1%
Europe	605.4	550.6	10.0%	1.8%
Emerging Markets (b)	224.1	188.1	19.1%	16.3%
Asia Pacific	316.1	289.8	9.1%	7.7%
Other (c)	190.7	170.0	12.2%	8.1%

Total revenue	$2,761.3	$2,528.5	9.2%	6.8%

*	Amounts in table may not foot or recalculate due to rounding.

Notes:

(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Recurring revenue grew by 11.9% or 9.8% in constant currency during 2007 as compared to 2006 driven mainly from strong sales in Immunoassay and Molecular Diagnostics. Instrument sales, however, remained relatively flat, when compared to the prior year, as the growth in Clinical Diagnostics was partially offset by lower sales in our Life Science segment.

Clinical Diagnostics

Clinical Diagnostics grew by 11.9% primarily due to strong recurring revenue which increased by 13.2%. This increase largely reflects the combined effect of expanding our installed base and increasing test kit utilization.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue increased in chemistry and clinical automation by 13.8% in 2007, driven primarily by continued success in autochemistry as a result of:

•	a fourth consecutive year of record placements of our UniCel DxC 600 and 800 systems,

•	strong demand for our chemistry/immunoassay work cell, the UniCel DxC 600i and

•

Robust sales of clinical lab automation. Automation is central to our strategy of simplifying, automating, and innovating laboratory processes. Clinical lab automation continues to be a key emphasis as our customers increasingly focus on the efficiency and cost savings that can be provided by increased automation.

BEC 2008 FORM 10-K	35

Cellular Analysis

Cellular Analysis consists of hematology, hemostasis and flow cytometry systems. Cellular Analysis revenue increased 4.3% as compared to the prior year as a result of increased recurring revenue, particularly in Europe.

Immunoassay and Molecular Diagnostics

Year over year revenue in immunoassay and molecular diagnostics was up 21.0%. This increase is due, in part, to new and improved tests that continue to add value to our competitive menu of immunoassays coupled with revenue related to our Lumigen acquisition completed in the fourth quarter of 2006. Excluding revenue from the acquisition of Lumigen, Immunoassay growth was 18.8% in 2007. Recurring revenue for our automated Access family of immunoassay systems, not affected by the acquisition, increased in 2007 by 18.2%. Steady placements of our UniCel DxI 800 Access Immunoassay System, an advanced high-throughput analyzer and new placements of our UniCel DxI 600 Access Immunoassay System also contributed to the increase in revenue for the year.

Life Science

Revenue in Life Science decreased by 1.9% in 2007. The decrease in revenue from life science products was due mainly to softness in the academic research market for some of our more mature life science products.

Revenue by Major Geography

Revenue in the United States was up 7.1% in 2007, driven by strong growth in sales of diagnostics products. The increase was due to strong immunoassay and molecular diagnostics sales, which increased by 20.3% in 2007. Also contributing to this increase were:

•	strong hardware placements in chemistry and clinical automation,

•	continued growth in the installed base of our Access family of immunoassay systems, and

•	placements of our chemistry/immunoassay work cell, the DxC 600i

International revenue was up 11.5% in 2007, or 6.4% in constant currency, led by strong sales of diagnostics products, up 14.2% or 9.1% in constant currency over prior year.

Regionally, revenue in Europe rose by 10.0% (1.8% in constant currency) in 2007. Contributing to this increase was immunoassay and molecular diagnostics revenue which increased by 21.2% (12.2% in constant currency) and chemistry and clinical automation revenue which increased by 10.7% (2.3% in constant currency). Cellular analysis showed modest revenue growth for the year of 6.7% and in constant currency, revenue growth was flat in comparison to the prior year. Overall, the increase in revenue was particularly strong in Italy. Additionally, automation continues to be a key growth driver both in placements of chemistry and clinical automation systems and immunoassay work cells.

Revenue from Emerging Markets increased by 19.1% (16.3% in constant currency) in 2007, primarily driven by an increase in our installed base. The increased installed base has also resulted in recurring revenue growth of 22.6% or 19.3% in constant currency.

Revenue in Asia Pacific was up year over year by 9.1% (7.7% in constant currency). This increase was led by immunoassay and molecular diagnostics sales growth of 52.7% (50.5% in constant currency) and increased sales in chemistry and clinical automation of 16.2% (14.2% in constant currency). Geographically, growth was led by gains in China of 25.5% (24.6% in constant currency). Revenue gains in China were mainly attributable to strong recurring revenue. The increase in revenue was partially offset by weakness in Japan, mainly due to ongoing health care reimbursement reform and delays in research spending.

Gross Profit

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Gross profit on recurring revenue	$1,216.0	$1,079.4	12.7%
As a percentage of recurring revenue	55.8%	55.4%	0.4%

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Gross profit on instrument sales	$79.2	$117.6	(32.7)%
As a percentage of instrument sales	13.6%	20.2%	(6.6)%

36	BEC 2008 FORM 10-K

Gross profit margin from recurring revenue remained consistent with the prior year, while we experienced a decrease in margin related to hardware instrument sales. The decrease on instrument sale gross margin during 2007 compared to 2006 was due to lower prices on instrument placements in international markets to expand the installed base, particularly in chemistry.

Operating Expenses

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Selling, general and administrative (“SG&A”)	$731.1	$687.6	6.3%
As a percentage of total revenue	26.5%	27.2%	(0.7)%

SG&A was up 6.3% (4.8% in constant currency) in 2007 compared to 2006. The increase was primarily attributed to:

•	increased spending on selling and marketing activities to support our revenue growth,

•	increased amortization and costs related to our ERP implementation, and

•	the impact of foreign currency changes on expenses; partially offset by

•	the pension curtailment loss of $4.0 million in 2006, which did not recur in 2007.

SG&A as a percentage of sales improved as a result of the benefits of the restructuring activities completed in 2006.

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Research and Development (“R&D”)	$274.0	$264.9	3.4%
As a percentage of total revenue	9.9%	10.5%	(0.6)%

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

	Years Ended
	December 31, 2007	December 31, 2006	Percent Change
(in millions)
Restructuring	$17.7	$16.6	6.6%
Litigation settlement	—	(35.0)	100%

Restructuring Charges - The increase in restructuring charges for 2007, compared to 2006, was mainly attributed to the announced closure of our manufacturing site in Palo Alto, California as part of our supply chain initiatives. In connection with this and other site relocations we recorded charges of $16.9 million related to severance, relocation and duplicative site costs and $0.8 million of asset impairment charges. The 2006 charges related to the completion of our restructuring program announced in 2005.

Litigation Settlement - During 2006, we received a $35.0 million litigation settlement from Applera for our release of any and all claims of infringement relating to Applera’s DNA sequencing and thermal cycler products.

Operating Income

Management evaluates business segment performance based on revenue and operating income exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

BEC 2008 FORM 10-K	37

The following table presents operating income for each reportable segment for the years ended December 31, 2007 and 2006 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	2007	2006
Operating income:
Clinical Diagnostics	$265.4	$232.5
Life Science	61.7	64.2

Total segment operating income	327.1	296.7

Restructuring expenses	(17.7)	(15.5)
Technology acquired for use in R&D for Clinical Diagnostics	(35.4)	(27.5)
Rental tax dispute	(1.6)	—
Settlement and license fee	—	16.1
Curtailment charges	—	(4.0)
Investigation charges	—	(2.9)

Total operating income	272.4	262.9

Non-operating (income) expense:
Interest income	(14.4)	(14.0)
Interest expense	49.3	48.0
Debt extinguishment loss	—	7.7
Other	(55.2)	6.0

Total non-operating expense (income)	(20.3)	47.7

Earnings from continuing operations before income taxes	$292.7	$215.2

The increase in operating income from our Clinical Diagnostics segment in 2007 was primarily due to strong growth in immunoassay and molecular diagnostics as a result of strong recurring revenue growth.

The decrease in operating income from our Life Science segment in 2007 was primarily due to a decrease in instrument sales of 3.8% for the year ended December 31, 2007 as a result of softness in the academic research market for some of our more mature life science products.

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

•	the $40.6 million break-up fee, net of expenses, associated with the termination of the merger agreement with Biosite, Incorporated.

38	BEC 2008 FORM 10-K

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

Income Taxes:

Income tax as a percentage of pretax earnings from continuing operations was 28.4% in 2007 compared with 26.5% in 2006. Our effective tax rate in 2007 was lower than the United States federal statutory rate due primarily to:

•	lower taxes on profits earned in Ireland and China;

•	various tax credits, including R&E tax credits;

•	the deduction allowed under Section 199 of the United States tax code related to domestic production activity;

•	an adjustment related to prior years’ state taxes; and

•	settlement of an income tax audit in the United Kingdom.

Income tax as a percentage of pretax earnings from continuing operations in 2007 was negatively impacted by several items as follows:

•	geographic profit mix;

•	increase in state income taxes;

•	no extraterritorial income exclusion (“EIE”) in the United States due to its expiration as of December 31, 2006; and

•	tax law changes in certain foreign countries which impacted the deferred tax assets of certain of our foreign subsidiaries.

Liquidity and Capital Resources

Liquidity is our ability to generate sufficient cash flows from operating activities to meet our obligations and commitments. In addition, liquidity includes the ability to obtain appropriate financing and to convert those assets that are no longer required in meeting existing strategic and financing objectives into cash. Therefore, for purposes of achieving long-range business objectives and meeting our commitments, liquidity cannot be considered separately from capital resources that consist of current and potentially available funds.

Our business model, in particular recurring revenue comprised of consumable supplies (including reagent test kits), service, and OTL payments, allows us to generate substantial operating cash flows. We continue to invest a substantial portion of this cash flow in instruments leased to customers. We expect operating cash flows to increase as our revenue and depreciation from new OTLs increase year over year. We anticipate our operating cash flows together with the funds available through our credit facilities will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows or other sources of liquidity to:

•

facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from new technologies gained through licensing arrangements, existing R&D projects, and business acquisitions,

•

maintain our quarterly dividend. Our dividend paid in the fourth quarter was $0.17 per share. In February 2009, our Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on March 6, 2009 to stockholders of record on February 20, 2009. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2009 of $0.17 per share,

•	pay costs associated with our supply chain initiatives,

•	continue our Orange County consolidation project (as further described below), and

•	make pension and postretirement plan contributions of approximately $39 million.

We anticipate that our Orange County consolidation project will result in cash outflows of approximately $50 to $60 million during 2009, the vast majority of which will be associated with renovations and other capital expenditures. Although we may begin to incur some payments associated with the environmental clean up of our Fullerton facility (as mentioned above), we expect more significant payments to occur in 2010 and beyond. Proceeds from the potential sale of the Fullerton facility are not anticipated until 2010 or later.

BEC 2008 FORM 10-K	39

The following is a summary of our cash flow from operating, investing and financing activities, as reflected in our consolidated statements of cash flows:

	2008	2007
Cash provided by (used in):
Operating activities	$474.8	$397.1
Investing activities	(305.9)	(341.4)
Financing activities	(128.2)	(52.8)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	4.9

Change in cash and cash equivalents	$37.0	$7.8

Cash provided by operating activities in 2008 increased by $77.7 million. The increase in operating cash flows resulted primarily from better management of inventory levels, stronger collections of trade accounts receivable and the collection of international value added tax refunds of $20.0 million. These items were partially offset by increased payments of vendor invoices related to our trade accounts payable. Additionally, operating cash flows in 2007 included a $40.6 million gain (pretax) associated with the termination of the merger agreement with Biosite.

Investing activities used cash of $305.9 million in 2008, compared to $341.4 million in 2007, a decrease of $35.5 million. The change in investing cash flows is primarily attributed to last year’s acquisition of a flow cytometry business and the remaining 80.1% interest in NexGen. Additionally, in 2007 we paid $22.2 million to obtain an exclusive worldwide license of certain technology from Wayne State University. There were no similar payments for acquisitions or capitalized technology license assets in 2008. Additionally, prior year activity included proceeds received from the sale of building and land in connection with the Miami land sale.

Cash flows used in financing activities increased by $75.4 million compared to prior year primarily due to an increase in treasury stock repurchases of $37.1 million, and an increase in net debt repayments of $33.5 million.

Financing Arrangements

At December 31, 2008, approximately $192.0 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the United States at various interest rates. In the United States, $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available. At December 31, 2008 we had variable-rate debt representing approximately 1.9% of our total debt.

In October 2007, our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. On October 29, 2008, we amended the accounts receivable securitization program to extend the term of the agreement from October 29, 2008 to October 28, 2009 as well as reduce the maximum borrowing amount from $175.0 million to $125.0 million. We did not have any amounts drawn on the facility as of December 31, 2008.

In December 2006, we issued $600.0 million of convertible notes. Proceeds were used to repurchase $240.0 million senior notes due in 2008, repay our bridge loan used to finance the acquisition of Lumigen and to repay $58.0 million of our outstanding Credit Facility. Proceeds were also used to repurchase approximately 1.7 million shares of our common stock in 2006 in addition to the 1.6 million shares purchased earlier in the year. Total stock repurchases were $94.4 million, $57.3 million and $188.4 million in 2008, 2007 and 2006, respectively.

In January 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides us with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. We also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At December 31, 2008, there was no balance drawn on the Credit Facility.

Certain of our borrowing agreements contain covenants that we must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2008, we were in compliance with all such covenants as well as reporting requirements related to these covenants.

40	BEC 2008 FORM 10-K

The following is included in long-term debt at December 31, 2008 and 2007 (dollar amounts in millions):

	Average Rate of Interest for 2008	2008	2007
Convertible Notes, unsecured, due 2036	2.50%	$598.6	$598.6
Embedded derivative on convertible notes		0.6	1.6
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	36.2	44.2
Revolving credit facility	3.40%	—	—
Other long-term debt	1.99%	37.4	30.6
Less current maturities		(4.4)	(12.8)

Long term debt, less current maturities		$903.4	$897.2

Our credit ratings at December 31, 2008, were as follows:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa3	Stable
Standard & Poor’s	BBB	Stable

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

In November 2008, we renewed our universal shelf registration statement with the United States Securities and Exchange Commission for the offer and sale of up to $500 million of securities, which may include debt securities, preferred stock, common stock and warrants to purchase debt securities, common stock, preferred stock or depository shares. We have no immediate plans to offer or sell any securities.

Based upon current levels of operations and expected future growth, we believe our cash flows from operations together with available borrowings under our Credit Facility and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments and other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating and investing needs.

Capital Expenditures

Customer leased instruments currently comprise about two-thirds of our total capital expenditures. We expect our OTL instrument balance to increase as the majority of our contracts are from OTL transactions. We expect to incur capital expenditures of $350 million to $375 million in 2009, including capital expenditures of approximately $50 million to $60 million related to renovations and other capital expenditures associated with the Orange County consolidation project. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents and short-term investments.

Global Market and Economic Conditions

Global market and economic conditions have been, and continue to be, disrupted and volatile, and in recent months the volatility has reached unprecedented levels. Concerns about the systemic impact of geopolitical issues, the availability and cost of credit, currency volatility, signs of slowing global economies, the United States mortgage market and a declining real estate market in the U.S. and elsewhere have contributed to the increased market volatility as well as diminished expectations for the United States and world economies. These conditions, combined with declining business and consumer confidence and increased unemployment have contributed to the market volatility.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, or in some cases cease, to provide funding to borrowers. The economic conditions also might impact counterparties ability to perform under existing hedging agreements. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers and suppliers. If these market conditions continue, they may limit our ability, and the ability of our customers and suppliers, to replace maturing liabilities and access the capital markets to meet liquidity needs, which could result in an adverse effect on our financial condition and results of operations. It also may affect our ability to issue and the terms of equity and debt capital.

The disruptions in the equity and credit markets, as mentioned above, have resulted in depressed security values in most types of investment and non-investment grade bonds and debt obligations and mortgage and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities. Our pension plans invest in a variety of equity and debt

BEC 2008 FORM 10-K	41

securities, including securities which have been impacted by this disruption. The value of our United States pension plan assets had declined by approximately $215 million as of December 31, 2008 as compared to December 31, 2007. Our U.S. pension plan is underfunded at December 31, 2008 as a result of the decline in the credit and equity markets. Our worldwide pension expense is expected to increase by about $25 million in 2009. We expect to make contributions of about $34 million to our U.S. and international pension plans during 2009. We may decide to make additional pension plan contributions beyond the required minimum in the future.

Notwithstanding the above, we believe our cash flows from operations together with existing cash balances, available borrowings under our credit facility and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments, other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs for the next year. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control as described above.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

The following represents a summary of our contractual obligations and commitments as of December 31, 2008 (in millions):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
Long-term debt and interest (a)	$1,422.5	$38.1	$53.5	$270.5	$18.1	$28.7	$1,013.6
Operating leases	368.4	59.7	50.3	43.3	36.8	31.7	146.6
Other(b)	319.1	266.9	20.5	12.9	9.2	6.6	3.0
Unrecognized tax benefit (c)	45.0	20.7	—	—	—	—	24.3

Total contractual cash obligations	$2,155.0	$385.4	$124.3	$326.7	$64.1	$67.0	$1,187.5

(a)	The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates, or the earliest date the debt may be put to use by the holder. The amounts include interest, but exclude the unamortized discount of $11.9 million, and the $4.8 million fair value adjustment recorded for the reverse interest rate swap as permitted by SFAS 133. See Note 9 “Debt Financing” of the Notes to Consolidated Financial Statements for additional information regarding our long-term debt.
(b)	Other consists primarily of inventory purchase commitments.
(c)	Unrecognized tax benefits represent our potential future obligation to the taxing authority for a tax position that was not recognized. Given that the timing of payments associated with this obligation is undeterminable, a portion of the balance has been categorized under the “thereafter” column.

Recent Accounting Developments

See Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

42	BEC 2008 FORM 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following information about potential effects of changes in currency exchange and interest rates is based on a sensitivity analysis, which models the effects of fluctuations in currency exchange rates and interest rates. This analysis is constrained by several factors, including the following:

•	it is based on a single point in time, and

•	it does not include the effects of other complex market reactions that would arise from the changes modeled.

Although the results of the analysis may be useful as a benchmark, they should not be viewed as forecasts.

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, Australian dollar, British Pound Sterling, Canadian dollar and Chinese Renminbi. As of December 31, 2008 and 2007, the notional amounts of all derivative foreign exchange contracts were $257.8 million and $368.6 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of December 31, 2008 and 2007, were a net asset of $25.7 million and net liability of $(3.4) million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at December 31, 2008. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $17.0 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $(12.1) million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to decrease or increase our pre-tax earnings by $0.2 million based on the amount of variable rate debt outstanding at December 31, 2008.

Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 10 “Derivatives” of the Notes to Consolidated Financial Statements.

Financial Risk Management

Our risk management program, developed by senior management and approved by the Board of Directors, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposures to fluctuations in the financial markets are to changes in foreign exchange rates and interest rates.

Foreign exchange risk arises because our reporting currency is the U.S. dollar and we generate approximately 50% of our revenue in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater than U.S. dollar-denominated revenue as a percentage of total net revenue. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations, and depreciation of the U.S. dollar against such currencies has a positive impact. The dollar strengthened since the first half of 2008, therefore the impact of the strengthening dollar will be more pronounced in the first half of 2009 than in the second half of 2009, based upon current rates.

We seek to minimize our exposure to changes in exchange rates by denominating costs and expenses in foreign currencies. When these opportunities are exhausted, we use derivative financial instruments to function as “hedges”. We use forward contracts and purchased option contracts to hedge certain foreign currency denominated transactions based on prior year rates. We do not use these instruments for speculative or trading purposes. The major currencies against which we hedge are the Euro, Japanese Yen, Australian dollar, British Pound Sterling, Canadian dollar and Chinese Renminbi.

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

BEC 2008 FORM 10-K	43

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beckman Coulter, Inc.:

We have audited the accompanying consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(3). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for defined benefit pension and other post retirement plans and quantifying errors in 2006 due to the adoption of new accounting pronouncements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Costa Mesa, California

February 23, 2009

44	BEC 2008 FORM 10-K

Consolidated Balance Sheets

(in millions, except amounts per share)

	December 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$120.0	$83.0
Trade and other receivables, net	706.7	726.5
Inventories	496.2	523.9
Deferred income taxes	62.5	79.2
Prepaids and other current assets	76.3	75.5

Total current assets	1,461.7	1,488.1
Property, plant and equipment, net	914.2	867.4
Goodwill	696.3	707.4
Other intangible assets, net	396.8	418.4
Deferred income taxes	32.3	—
Other assets	71.5	113.0

Total assets	$3,572.8	$3,594.3

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$172.2	$224.8
Accrued expenses	416.9	438.2
Income taxes payable	29.7	32.0
Short-term borrowings	21.4	89.4
Current maturities of long-term debt	4.4	12.8

Total current liabilities	644.6	797.2
Long-term debt, less current maturities	896.3	888.6
Deferred income taxes	—	73.4
Other liabilities	595.9	393.4

Total liabilities	2,136.8	2,152.6

Commitments and contingencies (see Note 17)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	—	—
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 68.8 and 68.5 at 2008 and 2007, respectively; shares outstanding 63.0 and 62.5 at 2008 and 2007, respectively	6.9	6.8
Additional paid-in capital	559.2	519.3
Retained earnings	1,397.6	1,246.2
Accumulated other comprehensive loss	(199.8)	(12.8)
Treasury stock, at cost: 5.5 and 5.7 common shares at 2008 and 2007, respectively	(327.9)	(317.8)
Common stock held in grantor trust, at cost: 0.4 common shares at 2008 and 2007	(19.3)	(17.8)
Grantor trust liability	19.3	17.8

Total stockholders’ equity	1,436.0	1,441.7

Total liabilities and stockholders’ equity	$3,572.8	$3,594.3

See accompanying notes to consolidated financial statements.

BEC 2008 FORM 10-K	45

Consolidated Statements of Earnings

(in millions, except amounts per share)

	Years Ended December 31,
	2008	2007	2006
Recurring revenue – supplies, service and lease payments	$2,402.6	$2,178.4	$1,946.9
Instrument sales	696.3	582.9	581.6

Total revenue	3,098.9	2,761.3	2,528.5

Cost of recurring revenue	1,086.4	962.4	867.5
Cost of instrument sales	570.4	503.7	464.0

Total cost of sales	1,656.8	1,466.1	1,331.5

Gross profit	1,442.1	1,295.2	1,197.0

Operating costs and expenses
Selling, general and administrative	823.0	731.1	687.6
Research and development	280.1	274.0	264.9
Environmental remediation	19.0	—	—
Restructuring	21.4	17.7	16.6
Litigation settlement	—	—	(35.0)

Total operating costs and expenses	1,143.5	1,022.8	934.1

Operating income	298.6	272.4	262.9

Non-operating (income) expense
Interest income	(10.0)	(14.4)	(14.0)
Interest expense	47.6	49.3	48.0
Debt extinguishment loss	—	—	7.7
Other, net	9.1	(55.2)	6.0

Total non-operating expense (income)	46.7	(20.3)	47.7

Earnings from continuing operations before income taxes	251.9	292.7	215.2
Income taxes	57.9	83.0	57.0

Earnings from continuing operations	194.0	209.7	158.2
Earnings from discontinued operations, net of tax	—	1.6	28.7

Net earnings	$194.0	$211.3	$186.9

Basic earnings per share
Continuing operations	$3.08	$3.35	$2.53
Discontinued operations	—	0.03	0.46

Basic earnings per share	$3.08	$3.38	$2.99

Diluted earnings per share
Continuing operations	$3.01	$3.27	$2.47
Discontinued operations	—	0.03	0.45

Diluted earnings per share	$3.01	$3.30	$2.92

Weighted average number of shares outstanding (in thousands)
Basic	62,969	62,505	62,575
Diluted	64,348	64,066	63,971

See accompanying notes to consolidated financial statements.

46	BEC 2008 FORM 10-K

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

(in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation	Common Stock Held in Grantor Trust	Grantor Trust Liability	Total
Balance December 31, 2005	$6.7	$449.8	$932.9	$37.5	$(228.7)	$(3.4)	$(15.7)	$15.7	$1,194.8

Net earnings	—	—	186.9	—	—	—	—	—	186.9
Foreign currency translation adjustments	—	—	—	51.4	—	—	—	—	51.4
Derivatives qualifying as hedges:
Net derivative (losses), net of income taxes of $0.9	—	—	—	(1.3)	—	—	—	—	(1.3)
Reclassification to income, net of income taxes of $2.5	—	—	—	(3.7)	—	—	—	—	(3.7)

Other/Total Comprehensive Income				$46.4					$233.3

Shares issued under stock option and benefit plans	0.1	(2.2)	—	—	—	—	—	—	(2.1)
Share-based compensation expense	—	20.0	—	—	—	—	—	—	20.0
Tax benefit from exercise of non-qualified stock options	—	20.4	—	—	—	—	—	—	20.4
Cumulative effect of adopting SAB 108 in 2006 (see Note 1)	—	—	(5.7)	—	—	—	—	—	(5.7)
Dividends to stockholders	—	—	(37.7)	—	—	—	—	—	(37.7)
Pension liability adjustments	—	—	—	(139.3)	—	—	—	—	(139.3)
Repurchases of treasury stock	—	—	—	—	(188.4)	—	—	—	(188.4)
Stock issued from treasury	—	—	—	—	55.6	—	—	—	55.6
Reclassification of unearned compensation	—	—	—	—	—	3.4	—	—	3.4
Repurchases of common stock held in grantor trust	—	—	—	—	—	—	(1.1)	1.1	—

Balance December 31, 2006	6.8	488.0	1,076.4	(55.4)	(361.5)	—	(16.8)	16.8	1,154.3

Net earnings	—	—	211.3	—	—	—	—	—	211.3
Foreign currency translation adjustments	—	—	—	65.0	—	—	—	—	65.0
Net actuarial (losses) associated with pension and other postretirement benefits, net of income taxes of $11.5	—	—	—	(14.5)	—	—	—	—	(14.5)
Amortization of prior service cost and unrecognized gains included in net periodic benefit cost, net of income taxes of $(3.8)	—	—	—	6.7	—	—	—	—	6.7
Derivatives qualifying as hedges:
Net derivative (losses), net of income taxes of $1.9	—	—	—	(3.1)	—	—	—	—	(3.1)
Reclassification to income, net of income taxes of $0.3	—	—	—	(0.5)	—	—	—	—	(0.5)

Other/Total Comprehensive Income				$53.6					$264.9

Shares issued under stock option and benefit plans	—	(14.0)	—	—	—	—	—	—	(14.0)
Share-based compensation expense	—	23.3	—	—	—	—	—	—	23.3
Tax benefit from exercise of non-qualified stock options	—	22.0	—	—	—	—	—	—	22.0
Cumulative effect of adopting FIN 48	—	—	(0.6)	—	—	—	—	—	(0.6)
Cumulative effect of adopting measurement provisions of SFAS 158	—	—	(0.5)	—	—	—	—	—	(0.5)
Dividends to stockholders	—	—	(40.4)	—	—	—	—	—	(40.4)
Pension liability adjustments	—	—	—	(11.0)	—	—	—	—	(11.0)
Repurchases of treasury stock	—	—	—	—	(57.3)	—	—	—	(57.3)
Stock issued from treasury	—	—	—	—	101.0	—	—	—	101.0
Repurchases of common stock held in grantor trust	—	—	—	—	—	—	(1.0)	1.0	—

Balance December 31, 2007	6.8	519.3	1,246.2	(12.8)	(317.8)	—	(17.8)	17.8	1,441.7

Net earnings	—	—	194.0	—	—	—	—	—	194.0
Foreign currency translation adjustments	—	—	—	(64.2)	—	—	—	—	(64.2)
Net actuarial (losses) associated with pension and other postretirement benefits, net of income taxes of $90.6	—	—	—	(147.1)	—	—	—	—	(147.1)
Amortization of prior service cost and unrecognized gains included in net periodic benefit cost, net of income taxes of $(3.9)	—	—	—	6.2	—	—	—	—	6.2
Derivatives qualifying as hedges:
Net derivative gains, net of income taxes of $(9.2)	—	—	—	15.0	—	—	—	—	15.0
Reclassification to income, net of income taxes of $(1.9)	—	—	—	3.1	—	—	—	—	3.1

Other/Total Comprehensive Income (Loss)				$(187.0)					$7.0

Shares issued under stock option and benefit plans	0.1	(7.2)	—	—	—	—	—	—	(7.1)
Share-based compensation expense	—	35.2	—	—	—	—	—	—	35.2
Tax benefit from exercise of non-qualified stock options	—	11.9	—	—	—	—	—	—	11.9
Dividends to stockholders	—	—	(42.6)	—	—	—	—	—	(42.6)
Repurchases of treasury stock	—	—	—	—	(94.4)	—	—	—	(94.4)
Stock issued from treasury	—	—	—	—	84.3	—	—	—	84.3
Repurchases of common stock held in grantor trust	—	—	—	—	—	—	(1.5)	1.5	—

Balance December 31, 2008	$6.9	$559.2	$1,397.6	$(199.8)	$(327.9)	—	$(19.3)	$19.3	$1,436.0

See accompanying notes to consolidated financial statements.

BEC 2008 FORM 10-K	47

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net earnings	$194.0	$211.3	$186.9
Less: Earnings from discontinued operations, net of tax	—	1.6	28.7

Earnings from continuing operations	194.0	209.7	158.2
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities
Depreciation and amortization	255.9	203.0	169.8
Provision for doubtful accounts receivable	6.8	4.7	6.2
Share-based compensation expense	29.6	24.5	28.1
Gain on sales of building and land	(5.1)	(26.8)	—
U.S. pension trust contributions	(8.2)	(9.3)	(46.0)
In-process research and development	—	35.4	—
Deferred income taxes	(15.7)	(19.3)	(13.3)
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	(7.3)	(25.5)	(26.8)
Prepaid and other current assets	26.2	(27.2)	(14.0)
Inventories	18.3	(50.5)	4.9
Accounts payable and accrued expenses	(46.4)	64.4	(25.9)
Income taxes payable	(16.3)	(1.4)	12.5
Long-term lease receivables	14.5	10.0	40.5
Environmental remediation obligation	18.4	—	—
Other	10.1	6.4	13.6

Net cash provided by operating activities of continuing operations	474.8	398.1	307.8
Net cash used in operating activities of discontinued operations	—	(1.0)	(21.6)

Net cash provided by operating activities	474.8	397.1	286.2

Cash flows from investing activities
Additions to property, plant and equipment	(299.8)	(274.4)	(279.7)
Proceeds from sales of building and land	7.4	30.9	—
Sale of marketable securities	—	17.7	—
Payments for business acquisitions and technology license assets, net of cash acquired	(13.5)	(118.2)	(194.6)

Net cash used in investing activities of continuing operations	(305.9)	(344.0)	(474.3)
Net cash provided by investing activities of discontinued operations	—	2.6	50.2

Net cash used in investing activities	(305.9)	(341.4)	(424.1)

Cash flows from financing activities
Dividends to stockholders	(42.6)	(40.4)	(37.7)
Distribution to minority shareholders	—	(14.2)	—
Proceeds from issuance of stock	79.4	87.0	54.0
Repurchase of common stock as treasury stock	(94.4)	(57.3)	(188.4)
Repurchase of common stock held in grantor trust	(1.5)	(1.0)	(1.1)
Excess tax benefits from share-based payment transactions	11.9	20.7	7.9
Tax benefit on distribution of stock	—	1.3	12.0
Debt borrowings, net	12.5	26.0	788.2
Debt repayments	(93.5)	(73.4)	(482.9)
Debt acquisition costs	—	(1.5)	(2.1)

Net cash (used in) provided by financing activities	(128.2)	(52.8)	149.9

Effect of exchange rates on cash and cash equivalents	(3.7)	4.9	5.6
Change in cash and cash equivalents	37.0	7.8	17.6
Cash and cash equivalents-beginning of year	83.0	75.2	57.6

Cash and cash equivalents-end of year	$120.0	$83.0	$75.2

See accompanying notes to consolidated financial statements.

48	BEC 2008 FORM 10-K

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

Our revenue is evenly distributed inside and outside of the United States (“U.S.”). Clinical Diagnostics sales represent approximately 84% of our total revenue, with the balance coming from the life science markets. Approximately 78% of our total revenue is generated by recurring revenue from consumable supplies (including reagent test kits), services and operating-type lease (“OTL”) payments. Central laboratories of mid-to large-size hospitals represent our most significant customer group.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company, its wholly owned subsidiaries and accounts of consolidated variable interest entities. All significant intercompany transactions have been eliminated from the Consolidated Financial Statements.

Use of Estimates

We follow generally accepted accounting principles in the United States of America (“U.S. GAAP”), which requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures about contingent assets and liabilities. Such estimates include the valuation of accounts receivable, inventories, and long-lived assets, legal contingencies, lives of customer leased instruments, lives of plant and equipment, lives of intangible assets, and assumptions used in the calculation of warranty accruals, employee benefit plan obligations, environmental and litigation obligations, taxes, share-based compensation and others. These estimates and assumptions are based on management’s best estimates and judgment and affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, and energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

Foreign Currency Translation

Our reporting currency is the US dollar. The translation of our results of operations and financial position of subsidiaries with non-US dollar functional currencies subjects us to currency exchange rate fluctuations in our results of operations and financial position. Assets and liabilities of subsidiaries with non-US dollar functional currencies are translated into US dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Our primary currency translation exposures were related to entities having functional currencies denominated in the Euro, Japanese Yen, British Pound Sterling, Canadian dollar and the Chinese Renminbi.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, time deposits and investments having original maturities of three months or less.

Fair Value of Financial Instruments

The carrying values of our financial instruments approximate their fair value at December 31, 2008 and 2007, except for long-term debt (see Note 9 “Debt Financing”). Management estimates are used to determine the market value of cash and cash equivalents, trade and other receivables, notes payable, accounts payable and amounts included in other current assets, other assets and accrued expenses meeting the definition of a financial instrument. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. Quotes from financial institutions are used to determine market values of our debt and derivative financial instruments. The carrying value and fair value of our long-term debt at December 31, 2008 was $900.7 million and $876.9 million, respectively. The carrying value and fair value of our long-term debt at December 31, 2007 was $901.4 million and $1,009.5 million, respectively.

BEC 2008 FORM 10-K	49

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are determined by analyzing specific customer accounts that have known or potential collection issues, and applying an estimated loss rate to the aging of the remaining account receivable balances. The estimated loss rate is based on our historical loss experience and also contemplates current market conditions.

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out method, or market (net realizable value).

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

Computer Software Costs

We record the costs of internal use computer software in accordance with Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. SOP 98-1 requires that certain internal-use computer software costs be capitalized and amortized over the useful life of the asset. We capitalize interest on these costs when amounts are determined to be material. Amortization of computer software costs begins for each module or component when the computer software is ready for its intended use and is amortized over its estimated useful life, generally 10 years.

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

50	BEC 2008 FORM 10-K

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

Revenue Recognition

The vast majority of our revenue is generated from consumable supplies (including reagent test kits), service and OTL payment arrangements. Approximately 78% of our total revenue in 2008 was generated by this type of revenue, which we refer to as “recurring revenue.” The remaining balance of revenue is derived from “instrument sales,” which consists primarily of sales made under normal trade terms. Instrument sales also include lease arrangements that qualify as a sale (sales-type lease or “STL”) when certain criteria are met. See below for a further discussion of these lease arrangements. In the current year, we’ve revised our statement of earnings presentation to better reflect these two main sources of revenue: recurring revenue and instrument sales. Accordingly, we have reclassified amounts reported in the prior years to conform to the current year presentation.

Revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectibility is reasonably assured and risk of loss transfers, normally upon delivery. For instrument sales that include customer specific acceptance criteria, revenue is recognized when the acceptance criteria have been met. Credit is extended based upon the evaluation of the customer’s financial condition and we generally do not require collateral. When a customer enters into an OTL agreement, instrument lease revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried as customer leased instruments within property, plant and equipment and depreciated over its estimated useful life. Under an STL agreement, the instrument sale revenue and related cost is generally recognized at the time of customer shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Supplies and test kit revenue is generally recognized at the time of delivery or usage. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement or as service is performed, if not under contract.

For those STL and sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined in accordance with Emerging Issues Task Force (“EITF”) Issue 00-21. The fair market value of our leased instruments is determined by a range of cash selling prices or other verifiable objective evidence. We regularly evaluate available objective evidence of instrument fair value using historical data. Our allocation of revenue for future sales could be affected by changes in estimates of the relative fair value of the various deliverables, which could affect the timing of revenue recognition and allocation between instrument, consumable supplies and service.

Our accounting for leases involves specific determinations under SFAS No. 13 “Accounting for Leases” (“SFAS 13”) as amended, which often involve complex provisions and significant judgments. The four criteria of SFAS 13 that we use in the determination of an STL or OTL are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) a determination of whether or not the lease contains a bargain purchase option. Additionally, we assess whether collectibility of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Generally, our leases that qualify as STLs are non-cancelable leases with a term of 75 percent or more of the economic life of the equipment. Our OTLs are generally cancellable after the first two years. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria. Revenue recognized under STL arrangements was not significant and represents a small portion of our total revenue, since we primarily use leases which meet the criteria for OTLs.

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

BEC 2008 FORM 10-K	51

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

after-market for our used instruments without substantial remanufacturing. We regularly evaluate the economic life of existing and new products for purposes of this determination.

Leases and Asset Retirement Obligations

We account for our lease agreements as a lessee pursuant to SFAS 13, which requires that we categorize leases at their inception as either operating or capital leases depending on certain defined criteria. For certain lease agreements, we may receive rent holidays and other incentives. We recognize lease costs on a straight-line basis without regard to deferred payment terms, such as rent holidays that defer the commencement date of required payments. Additionally, incentives received are treated as a reduction of costs over the term of the agreement. Leasehold improvements are capitalized at cost and amortized over the lesser of their expected useful life or the life of the lease, without assuming renewal features, if any, are exercised. In accordance with SFAS 143, “Accounting for Asset Retirement Obligations,” we establish assets and liabilities for the present value of estimated future costs to return certain of our leased facilities to their original condition. Such assets are depreciated over the lease period into operating expense and the recorded liabilities are accreted to the future value of the estimated restoration costs.

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

	2008	2007	2006
Beginning of year	$12.5	$11.1	$11.7
Current period warranty charges	20.4	16.0	13.7
Current period utilization	(20.5)	(14.6)	(14.3)

End of year	$12.4	$12.5	$11.1

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes are assessed by various governmental authorities on sales and leases. We record taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenue).

Income Taxes

We utilize the asset and liability method of accounting for income taxes as set forth in SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities and for tax credit carryforwards. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

We have established a valuation allowance to reduce deferred tax assets to an amount whose realization is more likely than not. An increase or decrease to income could occur if we determine that we are able to utilize more or less of these deferred tax assets than currently expected.

Liabilities are recorded for more likely than not income tax assessments based on estimates of potential tax related exposures. Accounting for these assessments requires significant judgment as uncertainties often exist in respect to existing tax laws, new interpretations of existing laws and rulings by taxing authorities. Differences between actual results and assumptions, or changes in assumptions in future periods, are recorded in the period they become known.

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

52	BEC 2008 FORM 10-K

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

Share-Based Compensation

SFAS 123(R) “Share-Based Payment” (“SFAS 123(R)”), requires the use of a valuation model to calculate the fair value of share-based awards. We elected to use the Black-Scholes Merton (“BSM”) option-pricing model, which incorporates various assumptions including volatility, expected life and interest rates. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. We used a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption as allowed under SFAS 123(R) and Staff Accounting Bulletin 107 (“SAB 107”) “Share-Based Payment.” The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on our historical experience. The expected term of the stock options was determined using historical data adjusted for the estimated exercise dates of unexercised options.

Retirement Benefits

Effective December 31, 2006, we adopted the recognition provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). This statement requires balance sheet recognition of the funded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized in accumulated other comprehensive income (loss) in stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. Based on the funded status of our plans as of December 31, 2006, the adoption of SFAS 158 decreased total assets by $162.1 million, decreased total liabilities by $22.8 million and decreased total stockholders’ equity by $139.3 million. During the second quarter of 2007, we revised our benefit obligation for our pension and postretirement benefit plans based on our final actuarial valuation. This valuation resulted in an increase to our pension obligations of $11.0 million and an increase to our postretirement obligations of $7.7 million. Additionally, accumulated other comprehensive loss increased by $11.4 million and deferred income taxes decreased by $7.3 million. There was no impact to the Consolidated Statements of Earnings.

The measurement date provision of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”), requires that the actuarial measurement date (the date at which plan assets and the benefit obligation are measured) be our fiscal year end. In 2006 and prior we used an actuarial measurement date of December 31 for domestic pension plans and November 30 for our international pension plans. We adopted the measurement date provision for our international pension plans as of December 31, 2007. The impact of adopting the measurement date provision was immaterial.

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

BEC 2008 FORM 10-K	53

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Summary financial information for discontinued operations, net of minority interest, is as follows:

	2007	2006
Net loss from discontinued operations	$—	$(5.2)
Gain on sale	2.6	53.4
Provision for income taxes	(1.0)	(19.5)

Net gain on disposal	1.6	33.9

Earnings from discontinued operations, net of tax	$1.6	$28.7

Quantifying Misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Fiscal Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements.

In 2006, the Company elected to record the effects of applying SAB 108 using the cumulative effect transition method, which resulted in a cumulative effect adjustment of $5.7 million to beginning retained earning as of January 1, 2006. Such adjustment, of which $4.8 million related to periods prior to 2005, was related to not correctly adjusting deferred interest income on STL receivables sold to third parties.

Recently Adopted Accounting Standards

Fair Value Measurements

Effective January 1, 2008, we adopted certain provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). We elected to defer the requirements of SFAS 157 related to our non-financial assets and non-financial liabilities until January 1, 2009. Our non-financial assets and non-financial liabilities to which SFAS 157 has not been applied include goodwill, other intangible assets, long-lived assets (for purposes of impairment assessments), asset retirement obligations and exit or disposal activities. The adoption of SFAS 157 in the first fiscal quarter of 2008 did not have a material impact on our consolidated financial position, results of operations and cash flows. See Note 4 “Fair Value Measurements” for further discussion.

Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities

In June 2007, the Emerging Issues Task Force (“EITF”) issued a consensus on EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF 07-3”). The EITF reached a consensus that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities pursuant to an executory contract arrangement, should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. Entities should continue to evaluate whether they expect the goods to be delivered or services to be rendered. If an entity does not expect the goods to be delivered or services to be rendered, the capitalized advance payment should be charged to expense in the period in which it is determined that the goods will not be delivered or services will not be rendered. Entities should report the effects of applying this issue prospectively for new contracts entered into on or after the January 1, 2008 effective date. We adopted the provisions of EITF 07-3 in the first fiscal quarter of 2008. The adoption did not have a material impact on our consolidated financial position, results of operations and cash flows.

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

54	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

interest expense would reflect the market rate of interest for nonconvertible debt instead of the coupon interest rate. This standard requires retrospective application and the new model for cash-settleable convertible instruments will apply to both new and previously issued instruments in current and comparative periods in fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We estimate that the effect of this standard will reduce our diluted earnings per share by $0.12 for 2007 and $0.13 for 2008 when we adopt the new standard retroactively in 2009.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This statement applies to recognized intangible assets that are accounted for pursuant to FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. Additional disclosures are required for all capitalizable intangible assets as of the effective date. FSP FAS 142-3 applies prospectively to all intangible assets acquired after the effective date of January 1, 2009. Generally, the effects of SFAS 142-3 will depend on any future recognizable intangibles accounted for pursuant to SFAS 142.

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

BEC 2008 FORM 10-K	55

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 2. Composition of Certain Financial Statement Captions and Supplemental Disclosures of Cash Flow Information

The following provides components of certain financial statement captions:

		2008	2007
Trade and other receivables, net
Trade receivables		$668.8	$697.8
Other receivables		30.1	19.9
Current portion of STL receivables		29.1	34.0
Less allowance for doubtful accounts		(21.3)	(25.2)

		$706.7	$726.5

Inventories
Raw materials, parts and assemblies		$156.5	$148.2
Work in process		19.2	19.6
Finished products		320.5	356.1

		$496.2	$523.9

Property, plant and equipment, net
Land		$3.4	$5.2
Buildings, machinery and equipment		782.0	735.5
Software for internal use		221.3	187.5
Customer leased instruments		833.2	741.2

		1,839.9	1,669.4
Less accumulated depreciation
Buildings, machinery and equipment		(489.9)	(446.6)
Software for internal use		(51.3)	(34.4)
Customer leased instruments		(384.5)	(321.0)

		$914.2	$867.4

Accrued expenses
Unrealized service income		$106.2	$99.3
Accrued compensation		154.5	145.4
Accrued insurance		20.5	20.5
Accrued sales and other taxes		24.4	26.4
Accrued severance and other related costs		10.2	11.3
Accrued warranty		12.4	12.5
Other		88.7	122.8

		$416.9	$438.2

Other liabilities
Pension obligation in excess of plan assets		$273.7	$63.3
Postretirement obligation		135.8	144.6
Other		186.4	185.5

		$595.9	$393.4

	2008	2007	2006
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest, net of capitalized interest	$42.1	$45.5	$58.7
Income taxes	$49.6	$98.0	$44.3

Depreciation expense was $226.2 million, $178.6 million and $150.4 million for 2008, 2007 and 2006, respectively. Interest expense of $1.7 million, $3.4 million and $5.4 million was capitalized to property, plant and equipment in 2008, 2007 and 2006, respectively, related to internal use software under development.

56	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 3. Acquisitions

Lumigen, Inc. - On November 8, 2006, we acquired all of the outstanding shares of Lumigen, Inc. (“Lumigen”), for a purchase price of approximately $187 million. Lumigen is a leading developer and manufacturer of novel detection chemistries for high-sensitivity testing in clinical diagnostics and life science research. Lumigen supplies us with chemiluminescent reagents for the assays used on our Access family of immunoassay systems. Included in other assets as of December 31, 2008 is $10.0 million in deposits held in escrow for the resolution of future contingencies. During the quarter ended December 31, 2007, $5.0 million of the total $15.0 million that was held in escrow was released, resulting in the recording of additional goodwill. As contingencies are resolved, amounts released from escrow may be considered additional purchase price.

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

Supplementary information, such as results of operations on a pro forma basis have not been presented for the above acquisitions or our acquisition of Dako Colorado Inc. (“Dako Co”) in December 2007 as the acquisitions are deemed immaterial business acquisitions individually and in the aggregate.

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

The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2008, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

Description of assets (liabilities)	Fair Value at December 31, 2008	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$(1.5)		$(1.5)
Option contracts	$27.2		$27.2

BEC 2008 FORM 10-K	57

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

Note 5. Restructuring Activities and Asset Impairment Charges

Supply Chain Initiatives

During 2007, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites, including our intention to close our operations in Palo Alto, California and relocate the activities to Indianapolis, Indiana. Additionally, during 2008, we announced our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities (“Orange County consolidation project”). We have incurred approximately $6.6 million to date in connection with the Orange County consolidation project, of which $2.0 million relates to severance costs. For the years ended December 31, 2008 and 2007, we recorded net restructuring charges of $21.4 million (net of $3.0 million gain on sale of building and land in Hialeah, Florida), and $17.7 million, respectively for severance, relocation, asset impairment charges and other duplicative exit costs. From January 2007 through 2008, we incurred a total of $39.1 million of net charges associated with our supply chain management initiatives. In addition, we incurred a charge of $19.0 million for the remediation of environmental contamination as further described in Note 17.

Other Restructuring Initiatives

In July 2005, we announced a strategic reorganization of our business to integrate our divisions into a single company structure. Charges of $10.5 million were recorded in 2006 for severance and related benefits for affected employees. Additionally, we exited certain non-strategic products and products under development and as a result, recorded impairment charges of $2.3 million in 2006 to write-off patents, licenses and other related assets. In 2006, charges of $3.8 million were also recorded for other costs and inventory write-offs related to discontinued product lines.

58	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following is a reconciliation of the accrual for employee severance and related costs included in accrued expenses in the consolidated balance sheets at December 31, 2008 and 2007:

Balance at December 31, 2005	$30.4
Additional charges	10.5
Cash payments in 2006	(26.8)

Balance at December 31, 2006	14.1
Additional charges	16.9
Cash payments in 2007	(19.7)

Balance at December 31, 2007	11.3
Additional charges	24.2
Cash payments in 2008	(25.3)

Balance at December 31, 2008	$10.2

Note 6. Sale of Assets

During 2008, 2007 and 2006, we sold certain receivables (“Receivables”). The net book value of the Receivables sold in 2008, 2007 and 2006 was $68.4 million, $58.8 million and $80.2 million, respectively, for which we received cash proceeds of approximately $68.6 million, $58.6 million and $80.5 million, respectively. Substantially all of these sales took place in Japan. These transactions were accounted for as sales and as a result the Receivables have been excluded from the accompanying consolidated balance sheets.

On July 30, 2007, we sold our investment in vacant land adjacent to our Miami, Florida facility for approximately $30 million, net of settlement costs. We acquired the parcel of vacant land as part of our 1997 acquisition of Coulter Corporation. In connection with this sale, $26.2 million gain on sale was recorded in other non-operating income during 2007. An additional $1.2 million was held in escrow at December 31, 2007 and released to us in January 2008 following the resolution of a dispute regarding title to a portion of the land.

Note 7. Goodwill and Other Intangible Assets

During the fourth quarter of fiscal 2008, we completed our annual impairment testing of our goodwill and indefinite lived intangible assets and determined there was no impairment.

Through 2007, we operated our business on the basis of a single operating segment with two reporting units. Changes in the carrying amount of goodwill during the year ended December 31, 2007 under the prior structure are as follows (in millions):

Goodwill, December 31, 2006	$672.7
Acquisitions and related adjustments	33.0
Currency translation adjustment	1.7

Goodwill, December 31, 2007	$707.4

Beginning in 2008, we began to measure our business on the basis of two operating segments—Clinical Diagnostics and Life Science with three reporting units. Therefore, we reassigned our goodwill balances between the two operating segments using a relative fair value allocation approach.

Changes to the carrying amount of goodwill are summarized as follows (in millions):

	Clinical Diagnostics	Life Science	Total
Goodwill, January 1, 2008	$597.4	$110.0	$707.4
Acquisitions and related adjustments	(9.7)	—	(9.7)
Currency translation adjustment	(0.7)	(0.7)	(1.4)

Goodwill, December 31, 2008	$587.0	$109.3	$696.3

In 2008, adjustments to goodwill were primarily attributed to the settlement of pre-acquisition tax contingencies and the finalization of our purchase price allocations for intangible assets related to the acquisition of Dako Co in December 2007.

BEC 2008 FORM 10-K	59

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following provides information about our other intangible assets:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$128.9	$(40.8)	$88.1	$122.8	$(29.1)	$93.7
Customer relationships	219.2	(86.3)	132.9	218.4	(74.6)	143.8
Other	69.4	(33.7)	35.7	69.5	(28.7)	40.8

	417.5	(160.8)	256.7	410.7	(132.4)	278.3
Non-amortizing intangible assets:
Tradename	73.5	—	73.5	73.5	—	73.5
Core technology	66.6	—	66.6	66.6	—	66.6

	$557.6	$(160.8)	$396.8	$550.8	$(132.4)	$418.4

Intangible amortization expense for the years ended December 31, 2008, 2007 and 2006 was $29.6 million, $24.2 million and $19.4 million, respectively. Estimated future intangible amortization expense (based on existing amortized intangible assets) consists of the following:

2009	$28.5
2010	27.7
2011	27.0
2012	23.6
2013	23.0
Thereafter	126.9

Total	$256.7

Note 8. Sale-leaseback of Real Estate

On June 25, 1998, we sold our interest in four properties located in Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, we entered into long-term leases for each of these properties.

The initial term of each of the leases is 20 years, with options to renew for up to an additional 30 years. As provided by the leases, we pay the rents in Japanese Yen. Annual rentals are approximately $23.1 million at 2008 year-end rates. At the closing of the sale-leaseback transaction, we became the guarantor of a currency swap agreement between our landlord and our banks to convert the Yen payments to U.S. dollars and entered into a tri-party foreign currency swap agreement. As long as this swap agreement is in place, our obligation is to pay the rents in Yen. In accordance with the transition provisions of SFAS 133, we elected not to separate embedded derivatives in hybrid instruments entered into before January 1, 1999 and, therefore, the foreign currency swaps embedded in the lease agreements are not separately recognized in our financial statements. Payments under the swap agreements are considered contingent rent payments and are recognized when they are probable. Rental payments in Yen are recognized on a straight line basis over the 20 year lease term. In accordance with the terms of the original swap agreements we negotiated an extension of the foreign currency swap agreements and incurred a charge of $4.6 million, in the second quarter of 2008. If this agreement ceases to exist, our obligation reverts to U.S. dollar payments. We expect to pay the rents as they come due out of cash generated by our Japanese operation. Obligations under the operating lease agreements are included in Note 17 “Commitments and Contingencies.”

The aggregate proceeds received from the sale of the four properties totaled $242.8 million before closing costs and transaction expenses. We deferred the gain from this transaction in other liabilities in the accompanying consolidated balance sheets. This gain is being amortized over the initial lease term of 20 years to the various components of operating income. At December 31, 2008 and 2007, there was $66.8 million and $73.9 million of deferred gain remaining. For the years ended December 31, 2008, 2007 and 2006, there was $7.1 million, $7.0 million and $7.0 million, respectively of deferred gain amortized to income from operations.

Note 9. Debt Financing

Notes payable consists primarily of short-term bank borrowings by our subsidiaries outside the U.S. under local lines of credit. At December 31, 2008, $192.0 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U. S. at various interest rates. Within the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

60	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Long-term debt consists of the following at December 31:

	Average Rate of Interest for 2008	2008	2007
Convertible Notes, unsecured, due 2036	2.50%	$598.6	$598.6
Senior Notes, unsecured, due 2011	6.88%	235.0	235.0
Debentures, unsecured, due 2026	7.05%	36.2	44.2
Revolving credit facility	3.40%	—	—
Other long-term debt	1.99%	37.4	30.6

Deferred gains on terminated interest rate swaps (see Note 10)		4.8	6.4
Embedded derivative on Convertible Notes		0.6	1.6
Unamortized debt discounts and issuance costs		(11.9)	(15.0)

		900.7	901.4
Less current maturities		(4.4)	(12.8)

Long-term debt, less current maturities		$896.3	$888.6

The following represents a summary of the aggregate maturities of long-term debt:

Year	Amount
2009	$4.4
2010	19.7
2011	236.7
2013	0.5
2012	11.1
Thereafter	635.4

Total	$907.8

The amounts above exclude the unamortized discount of $11.9 million and the $4.8 million fair value adjustment recorded for the reverse interest rate swap.

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

BEC 2008 FORM 10-K	61

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

This Contingent Interest Feature is an embedded derivative and has been bifurcated and recorded separately in the accompanying consolidated balance sheets in long term debt. The fair value assigned to the embedded derivative was $0.6 million and $1.6 million at December 31, 2008 and 2007 respectively. We utilize a probability weighted valuation model to determine the fair value of the embedded derivative. Changes to the fair value of this embedded derivative are included in interest expense.

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

Debentures

In June 1996, we issued $100.0 million of debentures bearing an interest rate of 7.05% per annum due June 1, 2026. Interest is payable semi-annually in June and December. On June 1, 2006, approximately $56.0 million of our $100.0 million debentures, bearing an interest rate of 7.05% per annum due June 1, 2026, were tendered by the holders of the debentures. The debentures were put under terms of the debentures agreement that allowed them to be repaid, in whole or in part, on June 1, 2006 at a redemption price of 103.9%. In connection with this redemption, we incurred approximately $2.7 million in debt extinguishment costs. In June 2008, we also redeemed another $8.0 million of the debentures, resulting in an ending principal balance of $36.2 million as of December 31, 2008.

Revolving Credit Facilities

In January 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. This agreement provides us with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally an approximation of LIBOR plus a 0.275% to 0.875% margin. We also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. At December 31, 2008, no amounts were outstanding under the Credit Facility.

At December 31, 2008, we also had $17.1 million of letters of credit outstanding with availability to issue an additional $13.1 million of letters of credit.

Securitization

In October 2007, our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold ownership interest in the underlying receivables to multi-seller conduits administered by a third-party bank. A sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this

62	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

program varies based on changes in interest rates. We did not have an outstanding balance on the facility as of December 31, 2008 and 2007. On October 29, 2008, we amended the accounts receivable securitization program to extend the term of the agreement from October 29, 2008 to October 28, 2009 as well as reduce the maximum borrowing amount from $175.0 million to $125.0 million.

Other Long-term Debt

Other long-term debt at December 31, 2008 and 2007, consists primarily of $27.7 million and $13.3 million, respectively, of notes used to fund the operations of our international subsidiaries. Some of the notes issued by our international subsidiaries are secured by their assets. Capitalized lease obligations of $9.7 million in 2008 and $8.4 million in 2007 are also included in other long-term debt.

Covenants

Certain of our borrowing agreements contain covenants that we must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2008, we were in compliance with all such covenants as well as reporting requirements related to these covenants.

Note 10. Derivatives

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

Foreign Currency

We manufacture our products principally in the U.S., but generated approximately 50% of our revenue in 2008 from sales made outside the U.S. by our international subsidiaries. Revenues generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany revenue to our international subsidiaries through their anticipated cash settlement date which is typically over a period of 2 years. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. The major currency against which we hedge are the Euro, Japanese Yen, Australian dollar, British Pound Sterling, Canadian dollar and Chinese Renminbi. As of December 31, 2008 and 2007, the notional amounts of all derivative foreign exchange contracts were $257.8 million and $368.6 million, respectively.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges, therefore the changes in the value of these derivative instruments are included within the non-operating (income) expense section of the Consolidated Statement of Earnings.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow hedges were discontinued in the years ended December 31, 2008, 2007 and 2006. Derivative gains and losses on effective hedges included in accumulated other comprehensive income are reclassified into other non-operating expense (income) upon the recognition of the hedged transaction. We estimate that substantially all of the $19.7 million of unrealized gain ($12.3 million after tax) included in accumulated other comprehensive income at December 31, 2008, will be reclassified to other non-operating expense (income) within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. We have cash flow hedges at December 31, 2008, which settle as late as December 2010.

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

BEC 2008 FORM 10-K	63

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

Note 11. Other Non-operating Expense (Income)

The components of other non-operating expense (income) were as follows:

	2008	2007	2006
Biosite merger termination fee	$—	$(40.6)	$—
Gain on sale of land	(1.2)	(26.8)	—
Contribution to Beckman Coulter Foundation	—	9.0	—
Loss on foreign currency and related derivative activity	11.6	3.0	4.0
Other	(1.3)	0.2	2.0

	$9.1	$(55.2)	$6.0

The following is a description of the main components of other non-operating expense (income) as shown in the table above.

On May 17, 2007, the definitive merger agreement to acquire Biosite, Inc. (“Biosite”) was terminated by Biosite in accordance with its terms. Pursuant to the terms of the merger agreement, we received a break-up fee of $54.0 million from Biosite and recorded a gain of $40.6 million (net of associated expenses of $13.4 million) during the quarter ended June 30, 2007.

In 2007, gain on sale of land of $26.2 million was mainly attributed to the sale of vacant land held for investment purposes in Miami. An additional $1.2 million was held in escrow at December 31, 2007 and released in January 2008 following the resolution of a dispute regarding title to a portion of the land.

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

Note 12. Income Taxes

The components of earnings from continuing operations before income taxes were:

	2008	2007	2006
U.S.	$77.0	$187.9	$127.5
Non-U.S.	174.9	104.8	87.7

	$251.9	$292.7	$215.2

64	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The provision for income taxes on earnings from continuing operations consisted of the following:

	2008	2007	2006
Current
U.S. federal	$34.3	$70.4	$34.2
Non-U.S.	33.1	29.2	24.7
U.S. state	6.2	2.7	11.4

Total current	73.6	102.3	70.3

Deferred
U.S. federal and state	(21.4)	(16.9)	(4.3)
Non-U.S.	5.7	(2.4)	(9.0)

Total deferred, net	(15.7)	(19.3)	(13.3)

Total	$57.9	$83.0	$57.0

Income tax benefits attributable to the exercise of non-qualified employee stock options of $11.9 million, $22.0 million and $20.4 million in 2008, 2007 and 2006, respectively, are recorded directly to additional paid-in-capital.

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	2008	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	(0.8)	1.1	2.5
Ireland and China manufacturing income	(7.5)	(4.4)	(4.2)
Non-U.S. taxes	(2.2)	1.9	(1.7)
Foreign income taxed in the U.S. net of credits	(0.7)	(1.3)	(0.4)
Federal tax credits	(5.1)	(1.6)	(3.2)
Tax settlements and unrecognized tax benefits	3.3	(0.1)	—
Adjustment relating to prior year’s state taxes	—	(1.6)	—
Other	1.0	(0.6)	(1.5)

Effective tax rate	23.0%	28.4%	26.5%

Subsidiaries conducting manufacturing operations in Ireland and China are taxed at substantially lower income tax rates than the U.S. federal statutory tax rate. The lower tax rates reduced expected taxes by approximately $18.9 million in 2008, $12.9 million in 2007 and $9.1 million in 2006.

In the fourth quarter of 2008 the U.S. Congress enacted legislation extending the federal Research & Experimentation (“R&E”) tax credit for the 2008 and 2009 tax years. As a result, an estimated 2008 R&E credit of $8.9 million was recorded in the fourth quarter of 2008. The 2008 financial statements include the benefit for the 2008 and 2007 R&E tax credit. In prior years, due to the difficulty in estimating an R&E credit on a current basis, we used a method to record the R&E tax credit for financial reporting purposes, which resulted in recognizing the benefit in the year subsequent to the credit utilization on its tax return. The prior method used to record the R&E tax credit did not have a material impact on any of the financial statements presented.

BEC 2008 FORM 10-K	65

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities consists of the following at December 31:

	2008	2007
Deferred tax assets
Accrued expenses	$30.0	$26.6
Accrued compensation	48.6	38.6
Inventories	51.8	54.4
Postemployment benefits	63.8	73.2
Net operating loss and R&E credit carryforwards	21.8	10.1
Intangible assets	11.7	12.6
Pension benefits	81.3	—
State income taxes	36.1	23.7
License payments	8.0	14.1
Hedging activities	—	5.2
Other	5.4	29.4

	358.5	287.9
Less: Valuation allowance	(6.2)	(5.6)

Total deferred tax assets	352.3	282.3

Deferred tax liabilities
Accelerated depreciation	(16.0)	(26.2)
Deferred service contracts	(5.3)	(5.1)
Intangible assets	(127.4)	(125.9)
Sale-leaseback deferred gain	(34.0)	(36.1)
State income taxes	(24.6)	(27.6)
Hedging activities	(7.5)	—
Interest on convertible debt	(13.7)	(6.8)
Leases	(3.2)	(2.3)
Pension benefits	—	(9.4)
Other	(25.8)	(37.1)

Total deferred tax liabilities	(257.5)	(276.5)

Net deferred tax asset	$94.8	$5.8

At December 31, 2008, we had a valuation allowance of $6.2 million primarily on net operating loss carryforwards of certain foreign subsidiaries and tax credits acquired in the acquisition of Dako Co due to uncertainties regarding their realizability. We believe that the remaining deferred income tax assets will be realized based upon our historical pre-tax earnings, adjusted for significant items such as non-recurring charges, and the recognition of taxable income for the reversal of deferred tax liabilities in the same future period. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations and the recognition of taxable income from the reversal of deferred tax liabilities in the same future period to fully realize these deferred tax assets.

During the year ended December 31, 2008, we increased our valuation allowance by $1.5 million related to the acquisition of R&E tax credits from Dako Co due to the limitations on the utilization of such credits. We decreased our valuation allowance by $1.0 million related to foreign net operating loss carryforwards due to utilization of carryforwards or changes in uncertainties regarding their realizability.

At December 31, 2008, the Company had deferred tax assets related to net operating loss carryforwards of $11.9 million and tax credit carryforwards of $9.9 million. Net operating loss carryforwards related to our foreign subsidiaries are $24.4 million, of which $7.4 million will expire in the years 2009 through 2013 and $17.0 million do not expire. Net operating loss carryforwards of $34.8 million acquired in the Dako Co acquisition will expire in the years 2022 through 2026. Our unutilized state tax credits of $7.1 million at December 31, 2008 do not expire. Tax credits acquired in the Dako Co acquisition of $2.8 million will expire in the years 2019 through 2026.

66	BEC 2008 FORM 10-K

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

The following is a reconciliation of deferred tax assets (liabilities) to net deferred tax assets (liabilities) as shown on the consolidated balance sheets at December 31:

	2008	2007
Current
U.S. deferred income tax assets	$54.1	$69.8
Non-U.S. deferred income tax assets	8.4	9.4
Non-current
U.S. deferred income tax assets (liabilities)	15.4	(91.0)
Non-U.S. deferred income tax assets	16.9	17.6

Net deferred tax asset	$94.8	$5.8

On January 1, 2007, we adopted the provisions of FIN 48, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained upon audit, based on the technical merits of the position. The impact of the adoption of FIN 48 was immaterial to our consolidated financial statements. The total amount of unrecognized tax benefits as of December 31, 2007 and December 31, 2008 were $36.7 million and $45.0 million, respectively, which if recognized, would primarily affect the effective tax rate in future periods.

A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

Balance at December 31, 2007	$36.7
Additions based on tax positions related to the current year	4.3
Additions for tax positions of prior years	12.8
Reductions for tax positions of prior years	(6.7)
Settlements	(0.9)
Lapse of statute of limitations	(6.9)
Unrecognized tax benefit of net operating losses	6.3
Cumulative translation adjustment	(0.6)

Balance at December 31, 2008	$45.0

During the year ended December 31, 2008, the statute of limitations expired for the 2003 tax year in the United States, which reduced previously unrecognized tax benefits by $6.4 million, $5.0 million of which was recorded to goodwill.

During the year ended December 31, 2007, one of our international subsidiaries settled a foreign tax audit for tax year 2003 and certain issues in 2004, which reduced previously unrecognized tax benefits by $1.9 million.

FIN 48 requires us to accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of interest expense. As of December 31, 2008 and December 31, 2007, we had $5.3 million and $5.8 million in accrued interest and penalties for taxes, respectively. We recognized $0.8 million and $2.4 million of interest and penalties during 2008 and 2007, respectively.

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. The tax years 2004 through 2007 remain open to U.S. federal income tax examination with tax years 2004 and 2005 currently under audit by the Internal Revenue Service. We are no longer subject to state income tax examinations by tax authorities in our major state jurisdictions for years prior to 2004. The earliest tax years of our major international subsidiaries that are subject to non-U.S. income tax examinations by tax authorities are: Switzerland, 1998; Hong Kong, 2001; Germany, 2003; Italy, Japan and the United Kingdom, 2004; Canada, 2005; and France, 2006.

BEC 2008 FORM 10-K	67

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution, except for the resolution of certain tax contingency matters related to acquisitions, which would result in an adjustment to goodwill. At December 31, 2008, it is reasonably possible that our liability for uncertain tax positions will be reduced in the next twelve months by as much as $20.7 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring in the next twelve months for years with uncertain tax positions. Approximately $8 million of this amount would favorably impact our effective rate. The reduction of uncertain tax positions that would favorably impact our effective tax rate relates to various intercompany transactions.

We have not provided for U.S. income and foreign withholding taxes on approximately $572 million of certain foreign subsidiaries’ undistributed earnings, because such earnings have been retained and are intended to be indefinitely reinvested by the subsidiaries or will be offset by credits for foreign income taxes paid. Accordingly, no provision has been made for U.S. or foreign withholding taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends. The additional income taxes and applicable withholding taxes that would result had such earnings actually been repatriated are not practically determinable.

Note 13. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of income taxes, as of December 31 are as follows:

	2008	2007	2006
Cumulative currency translation adjustments	$90.5	$154.7	$89.7
Pension and other postretirement plan liability adjustments	(302.6)	(161.7)	(139.3)
Minimum pension liability adjustments	—	—	(3.6)
Net unrealized gain (loss) on derivative instruments	12.3	(5.8)	(2.2)

Total accumulated other comprehensive loss	$(199.8)	$(12.8)	$(55.4)

Note 14. Earnings Per Share, Outstanding Shares and Treasury Stock

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

68	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

	Net Earnings	Shares (in millions)	Per Share Amount
Year Ended December 31, 2008
Basic EPS:
Net earnings	$194.0	62.969	$3.08
Effect of dilutive stock options, non-vested equity shares and share units outstanding	—	1.379	(0.07)

Diluted EPS:
Net earnings	$194.0	64.348	$3.01

Year Ended December 31, 2007
Basic EPS:
Net earnings	$211.3	62.505	$3.38
Effect of dilutive stock options, non-vested equity shares and share units outstanding	—	1.561	(0.08)

Diluted EPS:
Net earnings	$211.3	64.066	$3.30

Year Ended December 31, 2006
Basic EPS:
Net earnings	$186.9	62.575	$2.99
Effect of dilutive stock options, non-vested equity shares and share units outstanding	—	1.396	(0.07)

Diluted EPS:
Net earnings	$186.9	63.971	$2.92

In 2008, 2007 and 2006 there were 2.1 million shares, 0.7 million shares and 2.8 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been anti-dilutive.

As described in Note 9 “Debt Financing” in December 2006, we issued Convertible Notes. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during 2008 was less than the conversion price of the Convertible Notes, no shares associated with the Convertible Notes have been assumed to be outstanding in computing diluted EPS.

Outstanding Shares

The following is activity in our outstanding common shares (in millions):

	2008	2007	2006
Outstanding at beginning of year	62.5	61.0	62.4
Employee stock purchases	1.9	2.3	1.9
Treasury stock purchases (see below)	(1.4)	(0.8)	(3.3)

Outstanding at end of year	63.0	62.5	61.0

Treasury Stock

In 2004, we created the Benefit Equity Trust (“BET”) for pre-funding stock-related obligations of employee benefit plans. The BET does not change these plans or the amount of stock expected to be issued for these employee benefit plans. At December 31, 2008, 1.7 million shares remain in BET of which all are treasury shares. The BET has been included in our Consolidated Financial Statements. The shares in the BET are not considered outstanding for the calculation of EPS. During 2008 and 2007, 1.6 and 2.1 million shares, respectively, related to stock option exercises were issued out of the BET.

During 2006 1.6 million shares were repurchased for $88.4 million to complete the repurchase of shares authorized in 2005.

In December 2006, the Board of Directors authorized the repurchase of up to 2.5 million shares of our outstanding common stock through 2008. Under this authorization, 1.7 million shares were repurchased in December 2006 for $100.0 million with proceeds received from our convertible note offering. In 2007, 0.8 million shares were repurchased for $56.8 million. In addition, in February 2008, the Board of Directors authorized the repurchase of up to 2.5 million shares of our outstanding common stock through 2009. Of the 2.5 million share authorized repurchase, 1.3 million shares were repurchased in 2008 for $91.5 million.

BEC 2008 FORM 10-K	69

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

Note 15. Employee Benefits

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS 123(R), for our share-based compensation plans and began recognizing the cost resulting from all share-based payment transactions in the financial statements at fair value. The compensation expense recognized in the consolidated statements of earnings for share-based compensation arrangements was $29.6 million ($18.4 million after tax), $24.5 million ($15.2 million after tax) and $28.1 million ($17.4 million after tax) for the years 2008, 2007 and 2006, respectively. Share-based compensation costs capitalized as part of inventory for 2008 and 2007 was $0.5 million. No costs were capitalized in 2006 as the amounts were immaterial. Additionally, the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs is reported as a financing cash flow rather than an operating cash flow. The entire tax benefit from option exercises for the years 2008, 2007 and 2006, was $11.9 million, $22.0 million and $20.4 million, respectively.

Employee Stock Option and Stock Purchase Plans

Our 2004 Long-Term Performance Plan (the “2004 Plan”), which is shareholder approved, authorizes the issuance of up to 6.5 million share options and nonvested shares to our employees. This plan was terminated on April 5, 2007 and replaced with the 2007 Long-Term Performance Plan (the “2007 Plan”), which was approved by shareholders. The 2007 Plan authorizes the issuance of 2.4 million common shares. As of December 31, 2008, there were 1.6 million shares available for issuance under the 2007 Plan. Stock option awards are generally granted with an exercise price equal to the market price of our shares at the date of grant and typically vest over four years and expire seven years from the date of grant.

We have an Employee Stock Purchase Plan (“ESPP”) that operates in accordance with section 423 of the Internal Revenue Code, whereby U.S. employees can purchase our common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. Employees purchased 0.3 million shares for $13.9 million in 2008, 0.2 million shares for $13.1 million in 2006 and 0.3 million shares for $12.7 million in 2006.

The fair value of stock options and ESPP shares granted during the years ended December 31, 2008, 2007 and 2006, have been estimated at the date of grant using a BSM option-pricing model with the following weighted average assumptions:

	2008		2007		2006
	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP
Option life (in years)	5.30	0.5	5.26	0.5	5.27	0.5
Risk free interest rate	4.04%	1.10%	4.52%	4.54%	4.28%	4.35%
Stock price volatility	28.80%	28.21%	27.20%	28.07%	25.82%	29.36%
Dividend yield	0.93%	0.92%	0.92%	0.92%	0.94%	0.94%

70	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following table summarizes activity under our stock option plans (options in thousands):

	2008				2007		2006
	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	7,185	$50.11			8,469	$46.15	8,613	$43.46
Granted	495	$72.30			545	$59.12	784	$57.20
Exercised	(1,210)	$39.72			(1,766)	$34.30	(851)	$28.43
Canceled/forfeited	(31)	$55.04			(63)	$59.14	(77)	$53.74

Outstanding at end of year	6,439	$53.74	3.11	$15.3	7,185	$50.11	8,469	$46.15

Exercisable at end of year	4,819	$50.22	2.59	$15.3	5,346	$46.29	5,918	$41.64
Options expected to vest at December 31, 2008	1,574	$64.18	4.62	$0.1

Range of Exercise Prices	Options Outstanding at December 31, 2008	Weighted Average Exercise Price Per Outstanding Option	Weighted Average Remaining Contractual Life (Years)	Options Exercisable at December 31, 2008	Weighted Average Exercise Price Per Exercisable Option	Options Expected to Vest at December 31, 2008	Weighted Average Exercise Price for Options Expected to Vest
$20.01 – 25.00	10	$22.01	0.26	10	$22.01	—	—
$25.01 – 30.00	744	$27.68	2.67	744	$27.68	—	—
$30.01 – 35.00	48	$32.84	3.53	48	$32.84	—	—
$35.01 – 40.00	360	$38.54	1.93	360	$38.54	—	—
$40.01 – 45.00	571	$43.01	2.64	541	$43.06	29	$42.18
$45.01 – 50.00	63	$48.63	2.84	63	$48.63	—	—
$50.01 – 55.00	1,267	$52.18	1.95	1,265	$52.18	2	$52.40
$55.01 and over	3,376	$64.00	3.85	1,788	$63.40	1,543	$64.60

	6,439			4,819		1,574

As of December 31, 2008, the aggregate unamortized fair value of all unvested stock options was $7.1 million which is expected to be amortized on a straight-line basis over a weighted average period of approximately two years. The weighted average fair value of options granted during 2008, 2007 and 2006 was $22.12, $18.03 and $16.75 per share, respectively. The total intrinsic value of stock options exercised during 2008, 2007 and 2006 was $37.7 million, $59.1 million and $24.0 million, respectively.

Nonvested Stock Plan

Under the 2004 and 2007 Plans, we may issue shares of nonvested stock to our employees. These shares vest each year over the service period, generally four years. The following table summarizes activity under our nonvested stock plan (in thousands, except per share amounts):

	2008		2007		2006
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	350	$56.61	267	$54.64	106	$46.32
Granted	131	$72.11	155	$61.47	205	$56.77
Vested	(109)	$56.20	(57)	$56.13	(36)	$53.96
Canceled/forfeited	(12)	$61.15	(15)	$51.86	(8)	$49.91

Nonvested at December 31,	360	$60.96	350	$56.61	267	$54.64

BEC 2008 FORM 10-K	71

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The total fair value of shares vested during the year ended December 31, 2008, was $6.1 million. As of December 31, 2008, the aggregate unamortized fair value of all nonvested stock awards was $9.8 million, which is expected to be amortized on a straight-line basis over a weighted average period of approximately 1.8 years.

Performance Shares

Under the 2004 Plan, we granted Performance Share Awards (“Performance Shares”) to executives and other key employees. The vesting of the Performance Shares is contingent upon employee service and meeting company-wide performance goals for a three year period. The 2006 share grants will vest on April 11, 2009 due to the achievement of free cash flows of at least $225 million in the aggregate for years 2006 through 2008. The 2007 grant will vest upon the achievement of free cash flows of at least $275 million in the aggregate for the years 2007 through 2009 and the 2008 grant will vest upon the achievement of free cash flows of at least $350 million in the aggregate for the years 2008 through 2010. We granted 108,950, 112,670 and 93,450 shares during the years ended December 31, 2008, 2007 and 2006, at an average grant date fair value of $64.75, $64.61 and $51.11, respectively. There were no vested Performance Shares as of December 31, 2008. There were 5,350 forfeited shares during the year ended December 31, 2008, at an average grant date fair value of $63.11.

As of December 31, 2008, the aggregate unamortized grant date fair value of all unvested Performance Share awards was $8.8 million, which to the extent management estimates that performance goals will be achieved, are being amortized on a straight-line basis over a weighted average period of approximately 1.7 years.

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

	2008	2007
Option life (in years)	3.75 - 4.01	3.75 - 3.76
Risk-free interest rate	1.36%	3.52%
Stock price volatility	28.54%	27.23%
Weighted average stock price volatility	23.64%	26.72%
Dividend yield	0.92%	0.92%

The following table summarizes activity under our SARs plan (in thousands, except per share amounts):

	2008		2007
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Outstanding at January 1,	389	$23.35	449	$16.43
Granted	82	$3.08	82	$23.04
Exercised	(46)	$21.48	(117)	$26.67
Canceled	(14)	$17.00	(25)	$19.69

Outstanding at December 31,	411	$2.65	389	$23.35

The total intrinsic value of SARs exercised during the years 2008, 2007 and 2006 was $1.1 million, $4.5 million and $0.8 million, respectively.

We currently use treasury stock to deliver shares of our common stock under our share-based payment plans. At December 31, 2008, the number of shares authorized to be issued under our share-based payment plans combined with shares held as treasury stock are sufficient to cover future stock option exercises.

Postemployment Benefits

Pursuant to SFAS 112 “Employers’ Accounting for Postemployment Benefits,” we recognize an obligation for certain benefits awarded to individuals after employment but before retirement. During 2008, 2007 and 2006, we recorded charges of $1.6 million,

72	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

$3.7 million and $2.7 million, respectively, associated with our postemployment obligations. Excluded from these amounts are obligations arising from our restructuring activities. See Note 5 “Restructuring Activities and Asset Impairment Charges” for further details.

Grantor Trust for Beckman Coulter, Inc. Executive Plans

In 2002, we established an irrevocable grantor trust (the “Trust”) to provide a source of funds to assist us in meeting our obligations under various executive and director deferred compensation benefit plans. Periodically, our common stock obligations under the plans are estimated and the Trust is funded in the amount of those obligations. The Trust has been consolidated in our financial statements. The $19.3 million and $17.8 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the accompanying consolidated balance sheets as components of stockholders’ equity at December 31, 2008 and 2007, respectively. The common stock was acquired in the open market. The Trust will hold the common stock for the benefit of the participants and will distribute the stock to the participants in accordance with the provisions of the plans. The participants may elect to receive distributions over one to 15 years, upon termination of service.

Note 16. Retirement Benefits

Defined Benefit Pension Plans and Postretirement Plan

We provide pension benefits under defined benefit pension plans covering certain employees. Pension benefits for our domestic employees are based on age, years of service and compensation rates. Our funding policy is to provide for accumulated benefits, subject to federal regulations. Several of our international subsidiaries have separate pension plan arrangements, which include both funded and unfunded plans.

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

Benefit Obligations

The following represents disclosures regarding benefit obligations, plan assets and the weighted average assumptions utilized for the pension and postretirement plans as determined by outside actuarial valuations:

	Pension Plans		Postretirement Plan
	2008	2007	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of year	$935.3	$898.5	$150.8	$121.2
Adjustment to beginning of year benefit obligation	—	(2.7)	—	(1.2)
Service cost	22.9	24.9	2.4	2.3
Interest cost	51.8	49.3	7.9	7.7
Impact of adoption of SFAS 158 measurement date provision	—	1.4	—	—
Actuarial loss (gain)	(19.8)	9.0	(15.4)	22.7
Benefits paid	(54.1)	(66.1)	(8.7)	(8.1)
Plan participant contributions	3.6	3.1	3.7	3.4
Plan amendments	(9.5)	0.5	—	—
Plan additions	(0.1)	5.4	1.8	2.0
Plan settlements	(0.6)	—	—	—
Expenses and premiums paid	(0.6)	(0.5)	—	—
Special termination benefits	0.2	0.9	—	—
Retiree drug subsidy received	—	—	0.6	0.7
Impact of foreign currency changes	(30.2)	11.6	(1.3)	0.1

Benefit obligation at end of year	$898.9	$935.3	$141.8	$150.8

U.S. benefit obligation	$706.0	$698.0	$137.2	$147.4
International benefit obligation	192.9	237.3	4.6	3.4

Benefit obligation at end of year	$898.9	$935.3	$141.8	$150.8

BEC 2008 FORM 10-K	73

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

	Pension Plans		Postretirement Plan
	2008	2007	2008	2007
Change in Plan Assets:
Fair value of plan assets at beginning of year	$897.9	$871.1	$—	$—
Adjustment to beginning of year plan assets	—	(0.4)	—	—
Employer contributions	21.4	19.0	5.0	4.7
Plan participant contributions	3.6	3.1	3.7	3.4
Benefits paid	(54.1)	(66.1)	(8.7)	(8.1)
Plan additions	—	0.3	—	—
Plan settlements	(0.4)	—	—	—
Expenses and premiums paid	(0.6)	(0.5)	—	—
Actual return (loss) on plan assets	(217.7)	62.1	—	—
Impact of foreign currency changes	(26.0)	9.3	—	—

Fair value of plan assets at end of year	$624.1	$897.9	$—	$—

Fair value of U.S. plan assets	$484.8	$700.2	$—	$—
Fair value of international plan assets	139.3	197.7	—	—

Fair value of plan assets at end of year	$624.1	$897.9	$—	$—

Funded Status at end of year	$(274.8)	$(37.4)	$(141.8)	$(150.8)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$1.4	$27.8	$—	$—
Current liabilities	(2.5)	(1.9)	(6.0)	(6.2)
Non-current liabilities	(273.7)	(63.3)	(135.8)	(144.6)

Net amount recognized	$(274.8)	$(37.4)	$(141.8)	$(150.8)

Amounts recognized in accumulated other comprehensive (income) loss consist of:
Net actuarial loss	$446.2	$207.8	$21.9	$40.2
Prior service cost (credit)	(5.9)	4.0	(2.0)	(6.3)

Total (before tax effects)	$440.3	$211.8	$19.9	$33.9

U.S. Plans
Discount rate	6.33%	6.0%	6.33%	6.0%
Rate of compensation increase	3.50%	3.5%	—	—

International Plans
Discount rate	5.0%	4.9%	—	—
Rate of compensation increase	3.3%	3.3%	—	—

The accumulated benefit obligation for our pension plans is $822.8 million as of the 2008 measurement date and $835.2 million as of the 2007 measurement date.

74	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Information regarding our pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2008	2007
Projected benefit obligation	$871.9	$112.8
Accumulated benefit obligation	799.8	95.7
Fair value of plan assets	597.7	55.4

Information regarding our pension plans with a projected benefit obligation in excess of plan assets is as follows:

	2008	2007
Projected benefit obligation	$889.0	$252.1
Fair value of plan assets	612.8	186.9

Benefit Expense (Credit)

The following table lists the components of the net periodic benefit cost of the plans and the weighted-average assumptions for the years ended December 31:

	Pension Plans			Postretirement Plan
	2008	2007	2006	2008	2007	2006
Components of Net Periodic Benefit Cost:
Service cost	$22.9	$24.9	$28.4	$2.4	$2.3	$2.1
Interest cost	51.8	49.3	45.9	7.9	7.7	6.2
Expected return on plan assets	(68.6)	(70.4)	(66.5)	—	—	—
Amortization of:
Prior service costs	0.2	0.9	1.3	(4.4)	(4.4)	(4.4)
Actuarial loss	13.4	12.2	12.9	1.1	1.8	0.5

Net periodic benefit cost	19.7	16.9	22.0	7.0	7.4	4.4
Additional costs (benefits) due to curtailments and settlements	(0.1)	1.0	4.4	—	—	(0.7)

Net periodic benefit cost	$19.6	$17.9	$26.4	$7.0	$7.4	$3.7

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
Loss recognition	$25.4	$12.8	$12.9	$1.3	$3.1	$0.9
Prior service cost (benefit) recognition	0.1	1.1	0.9	(0.4)	(4.4)	(4.3)

U.S. Plans
Discount rate	6.0%	6.0%	5.8%	6.0%	6.0%	5.8%
Expected return on plan assets	8.5%	9.0%	9.0%	—	—	—
Rate of compensation increase	3.5%	3.5%	3.5%	—	—	—

International Plans
Discount rate	4.9%	4.3%	4.2%	—	—	—
Expected return on plan assets	6.3%	6.3%	6.3%	—	—	—
Rate of compensation increase	3.3%	3.1%	3.2%	—	—	—

In 2006, in connection with the amendment to our pension plan, we incurred a net curtailment charge of $4.0 million. We amended our pension plans effective December 31, 2006, to freeze benefits to employees who were under the age of 40 or had less than five years of vested service. These employees will no longer earn additional benefits in the pension plan. Instead, these employees and those hired after December 31, 2006, will be eligible to participate in a retirement account plan which is a defined contribution plan. The curtailment charge is included in selling, general and administrative expenses in the consolidated statements of earnings for the year ended December 31, 2006.

BEC 2008 FORM 10-K	75

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Expected Benefit Payments

Expected benefit payments for future years ending December 31 are as follows:

	Pension Benefits	Other Retirement Benefits
2009	$ 57.0	$ 6.0
2010	58.7	7.0
2011	61.5	8.0
2012	63.9	8.9
2013	66.6	9.8
2014 through 2018	366.2	59.2

The following is the expected Medicare Retiree Drug Subsidy benefit receipts for our Postretirement Benefit plan for future years ending December 31:

Other Retirement Benefits
2009	$ 0.8
2010	0.9
2011	1.0
2012	1.1
2013	1.2
2014 through 2018	7.6

Contributions

We expect to contribute approximately $34 million to our U.S. and international pension plans and approximately $5 million to our postretirement plan during 2009.

Plan Assets

Our pension plan weighted-average asset allocations by asset category at fair value at December 31 are as follows:

	US Plans		International Plans
	2008	2007	2008	2007
Asset category
Equity securities	51%	54%	34%	52%
Fixed income	27%	30%	53%	38%
Real estate	10%	8%	1%	2%
Other	12%	8%	12%	8%

Total	100%	100%	100%	100%

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

Allowable investment types for our U.S. plans include:

Equities—Common stocks of large, medium and small companies, which are predominantly U.S. based and equity securities issued by companies domiciled outside the U.S.

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

76	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The disruptions in the equity and credit markets have resulted in depressed security values in most types of investment and non-investment grade bonds and debt obligations and mortgage and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities. Our pension plans invest in a variety of equity and debt securities, including securities which have been impacted by this disruption. Our U.S. pension plan is underfunded at December 31, 2008 as a result of the decline in the credit and equity markets. The value of our U.S. pension plan assets had declined by approximately $215 million as of December 31, 2008 as compared to December 31, 2007. Our pension expense and contributions in future years will increase and we may decide to make additional pension plan contributions beyond the amounts required.

The overall expected long-term rate of return on assets assumption for our U.S. pension plans is based on the target asset allocation for Plan assets, capital markets forecasts for asset classes employed and active management excess return expectations. Equilibrium forecasts are used to reflect long-term expectations for the asset classes employed. To the extent asset classes are actively managed, an excess return premium is added. The following table illustrates the calculation to arrive at the 2009 expected long term rate of return assumption for our U.S. pension plans of 8.3%.

Asset Class	Target Allocation	Long Term Expected Return	Portfolio Return
Equities	54%	8.2%	4.6%
Fixed Income	30%	5.2%	1.6%
Real Estate	7%	6.8%	0.6%
Other	9%	8.8%	1.0%

Sub-total	100%		7.8%
Active Management	—		0.5%

Total	100%		8.3%

Historical returns for our U.S. pension assets have been more than 7%, consistent with the expected long term rate of return assumption shown above.

Assumed Health Care Cost Trend Rates

The assumed health care trend rate used in measuring the postretirement cost for 2008 is 10.0%, gradually declining to 5.0% by the year 2014 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1.0% increase in assumed health care cost trend rates would increase the totals of the interest cost and service components for 2008 and the postretirement benefit obligation as of December 31, 2008 by $1.5 million and $18.1 million, respectively. A 1.0% decrease in assumed health care cost trend rates would decrease the total of the interest cost and service components for 2008 and the postretirement benefit obligation as of December 31, 2008 by $1.2 million and $15.3 million, respectively.

Defined Contribution Plans

We have a defined contribution plan available to our domestic employees. Under the plan, eligible employees may contribute a portion of their compensation. Employer contributions are primarily based on a percentage of employee contributions and vest immediately. However, certain former Coulter employees are eligible for additional employer contributions based on age and salary levels, which become fully vested after five years of service. We contributed $24.8 million in 2008, $20.2 million in 2007, and $18.8 million in 2006 to the plan.

Beginning on January 1, 2007, we established the Retirement Account Plan I (RAP I) whereby certain eligible employees in the U.S. will participate in the plan. Beginning on January 1, 2008, we established the Retirement Account Plan II (RAP II) for newly hired employees in the U.S. RAP I and II are fully funded by the company and contributions are made in the first quarter following each year. For RAP I, contributions are based on age and years of service. For RAP II, contributions are based on years of service. Contributions vest after three years of service. Under both plans, there are no employee contributions and no distributions are allowed until termination of employment. We contributed $7.6 million and $5.4 million in 2008 and 2007, respectively to the RAP I plan.

Note 17. Commitments and Contingencies

We are subject to federal, state, local and foreign environmental laws and regulations. Although we continue to incur expenditures for environmental protection, we do not anticipate any expenditures to comply with such laws and regulations which would have a material impact on our consolidated operations or financial position except as discussed below. We believe that our operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

In connection with our Orange County consolidation project and closure of our Fullerton, California site, we began conducting environmental studies at our Fullerton site. The data generated by these studies indicates that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the

BEC 2008 FORM 10-K	77

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

To address contingent environmental costs, we establish reserves when the costs are probable and can be reasonably estimated. We believe that, based on current information and regulatory requirements, the reserves established by us for environmental expenditures are adequate. Based on current knowledge, to the extent that additional costs may be incurred that exceed the reserves, the amounts are not expected to have a material adverse effect on our operations, consolidated financial condition or liquidity.

Legal Proceedings

We are involved in a number of lawsuits, which we consider ordinary and routine in view of our size and the nature of our business. We accrue for our estimate of the minimum probable liability upon such determination. Such accruals at December 31, 2008 were immaterial. We do not believe that any ultimate liability resulting from any of these lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. However, we cannot give any assurances regarding the ultimate outcome of these lawsuits and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

In 1998, we entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with our Miami facility. The State of Florida asserted that payments made by us pursuant to the sale-leaseback transaction are subject to commercial rental tax under applicable state laws. Cardbeck demanded that we pay these taxes and has filed an action in Miami-Dade County, Florida Circuit Court seeking a declaratory ruling that we are in breach of the lease if we fail to pay them. This action is currently stayed. We filed an action in Leon County, Florida Circuit Court seeking a judicial ruling that no taxes are due, paid approximately $2.4 million to settle the State’s claim for taxes for the period from June 2000 to February 2005, and posted a bond for approximately $5 million covering taxes that are currently unpaid. We believe our position that the payments to Cardbeck are not subject to the State’s commercial rental tax is supported by relevant prior case law. While we believe we should prevail in both actions, we cannot at this time predict or determine the outcome of this litigation, nor can we estimate the amount or range of any potential liabilities that might result from an adverse outcome. Accordingly, no accrual has been made for any potential exposure.

In June 2006, Wipro Limited (“Wipro”), our former distributor in India, initiated an arbitration action against Beckman Coulter International S.A., our subsidiary who entered the distributor relationship with Wipro, alleging that certain actions by Beckman Coulter India Private Limited, our India subsidiary, breached their contract. Wipro currently is claiming that they have suffered damages of $10.8 million. The arbitration is proceeding in Switzerland under ICC rules and Swiss law will govern. We cannot at this time predict or determine the outcome of this litigation or the potential liability that might result from an adverse outcome.

On August 16, 2007, a former employee filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleged claims on the plaintiff’s own behalf and also on behalf of a purported class of our former and current employees. The complaint alleged, among other things, that we violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs and certain overtime payments. It also alleged that we engaged in unfair business practices. The plaintiff asked for back pay, statutory penalties, and attorneys’ fees and sought to certify this action on behalf of our nonexempt California employees. Later, six additional former employees were added as class representatives. The parties have settled this matter, subject to final Court approval, with the Company to pay an aggregate sum of $2,250,000 to settle all claims of our California non-exempt employees, including attorney’s fees, class representative enhancements, costs, and penalties. The $2,250,000 will be shared by the class pursuant to a formula that factors in the percentage of each class member’s total compensation paid by us during the class period compared to the total compensation paid by us to all class members during the class period. Payments to the class will be made on a “claims made” basis, i.e., class members must submit a valid and timely claim form in order to participate in the settlement and be paid. In exchange, all settling class members will effectively release us from any claims, known or unknown, which relate to their wage claims with the Company. Since the court has preliminarily approved the settlement, a claims administrator will begin the process of compiling data relating to the class members and sending notice and claim forms to the class members. Assuming the court provides final approval of the settlement, this matter should be settled, class members paid and the Company released within the next five to six months.

78	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Lease Commitments

We lease certain facilities, equipment and automobiles under operating lease arrangements. Certain of the leases provide for payment of taxes, insurance and other charges by the lessee. Rent expense was $89.5 million in 2008, $85.9 million in 2007 and $85.0 million in 2006.

As of December 31, 2008, minimum annual rentals payable under non-cancelable operating leases aggregate $368.4 million, which is payable as follows:

Year	Amount
2009	$59.7
2010	50.3
2011	43.3
2012	36.8
2013	31.7
Thereafter	146.6

Total	$368.4

Note 18. Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. Through fiscal year-end 2007, we operated our business on the basis of a single reportable segment consisting of four product areas. Beginning in the first fiscal quarter of 2008, we began to measure our business on the basis of two reportable segments– Clinical Diagnostics and Life Science. As a result, amounts previously reported in prior years have been reclassified to reflect our business on the basis of our two reportable segments. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 84% of our consolidated revenue. The product areas within clinical diagnostics are chemistry and clinical automation, cellular analysis, and immunoassay and molecular diagnostics. Our Life Science segment includes systems used in disease research performed in academic centers as well as therapeutic research performed by biopharmaceutical companies.

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

BEC 2008 FORM 10-K	79

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segments’ operating income to consolidated earnings before income taxes:

	2008*	2007*	2006*
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$898.6	$815.3	$716.3
Cellular Analysis	954.2	840.9	806.3
Immunoassay and Molecular Diagnostics	739.1	627.2	518.4

Total Clinical Diagnostics	2,591.9	2,283.4	2,041.0
Life Science	507.0	477.9	487.5

Total revenues	$3,098.9	$2,761.3	$2,528.5

Segment operating income:
Clinical Diagnostics	$286.5	$265.4	$232.5
Life Science	77.2	61.7	64.2

Total segment operating income	363.7	327.1	296.7
Restructuring expenses	(21.4)	(17.7)	(15.5)
Environmental remediation	(19.0)	—	—
Technology acquired for use in R&D for Clinical Diagnostics	(23.7)	(35.4)	(27.5)
Fair market value inventory adjustment	(1.0)	—	—
Rental tax dispute	—	(1.6)	—
Settlement and license fee	—	—	16.1
Curtailment charges	—	—	(4.0)
Investigation charges	—	—	(2.9)

Total operating income	298.6	272.4	262.9

Non-operating (income) expense:
Interest income	(10.0)	(14.4)	(14.0)
Interest expense	47.6	49.3	48.0
Debt extinguishment loss	—	—	7.7
Other	9.1	(55.2)	6.0

Total non-operating expense (income)	46.7	(20.3)	47.7

Earnings from continuing operations before income taxes	$251.9	$292.7	$215.2

*	Amounts may not foot due to rounding.

Our principal markets are the U.S. and international markets. The U.S. information is presented separately since the Company is headquartered in the U.S. United States revenues represented 49.8%, 51.6% and 52.6% of our total consolidated revenues for each of the three years ended December 31, 2008, 2007 and 2006, respectively. No other country accounts for greater than 10% of revenues.

80	BEC 2008 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following table sets forth revenue and long-lived asset data by geography:

	2008*	2007*	2006*
Revenues by geography:
United States	$1,542.1	$1,425.0	$1,330.0
Europe	687.1	605.4	550.6
Emerging Markets (a)	278.3	224.1	188.1
Asia Pacific	383.7	316.1	289.8
Other (b)	207.7	190.7	170.0

Total revenues	$3,098.9	$2,761.3	$2,528.5

	2008	2007	2006
Long-lived assets:
United States	$1,721.3	$1,724.3	$1,635.1
International	389.8	381.9	318.5

Total long-lived assets	$2,111.1	$2,106.2	$1,953.6

*	Amounts in table may not foot or recalculate due to rounding.
(a)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(b)	Other includes Canada and Latin America.

BEC 2008 FORM 10-K	81

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 19. Quarterly Information (Unaudited)

	First Quarter		Second Quarter (a)		Third Quarter (b)		Fourth Quarter (c)		Full Year
	2008	2007	2008	2007	2008	2007	2008	2007	2008	2007
Recurring revenue	$579.3	$513.3	$618.7	$546.0	$594.6	$538.6	$610.0	$580.5	$2,402.6	$2,178.4
Instrument sales	151.2	100.3	179.6	143.7	164.2	130.4	201.3	208.5	696.3	582.9

Total revenue	730.5	613.6	798.3	689.7	758.8	669.0	811.3	789.0	3,098.9	2,761.3

Cost of recurring revenue	266.1	217.1	276.7	250.0	272.5	242.8	271.1	252.5	1,086.4	962.4
Cost of instrument sales	129.1	99.1	152.5	123.3	134.3	114.3	154.5	167.0	570.4	503.7

Total cost of sales	395.2	316.2	429.2	373.3	406.8	357.1	425.6	419.5	1,656.8	1,466.1

Gross profit	335.3	297.4	369.1	316.4	352.0	311.9	385.7	369.5	1,442.1	1,295.2
Selling, general and administrative	203.6	175.4	212.7	181.0	209.2	181.5	197.5	193.2	823.0	731.1
Research and development	62.7	57.8	77.7	58.8	74.8	59.9	64.9	97.5	280.1	274.0
Environmental remediation	—	—	—	—	19.0	—	—	—	19.0	—
Restructuring	0.7	6.9	4.7	3.6	7.8	3.0	8.2	4.2	21.4	17.7

Operating income	68.3	57.3	74.0	73.0	41.2	67.5	115.1	74.6	298.6	272.4
Non-operating expense (income)	11.6	10.0	8.7	(29.8)	11.9	(10.8)	14.5	10.3	46.7	(20.3)

Earnings from continuing operations before income taxes	56.7	47.3	65.3	102.8	29.3	78.3	100.6	64.3	251.9	292.7
Income taxes	13.8	10.2	17.5	33.4	3.2	19.9	23.4	19.5	57.9	83.0
Earnings from discontinued operations, net of tax	—	—	—	—	—	1.6	—	—	—	1.6

Net earnings	$42.9	$37.1	$47.8	$69.4	$26.1	$60.0	$77.2	$44.8	$194.0	$211.3

Basic earnings per share	$0.68	$0.60	$0.76	$1.11	$0.42	$0.96	$1.22	$0.71	$3.08	$3.38
Diluted earnings per share	$0.67	$0.59	$0.74	$1.09	$0.41	$0.93	$1.21	$0.69	$3.01	$3.30
Dividends per share	$0.17	$0.16	$0.17	$0.16	$0.17	$0.16	$0.17	$0.16	$0.68	$0.64
Stock price – High	$74.35	$67.08	$71.23	$67.51	$76.66	$74.10	$70.74	$76.64	$76.66	$76.64
Stock price – Low	$63.13	$59.04	$61.98	$62.06	$67.61	$65.14	$37.24	$69.01	$37.24	$59.04

Notes

(a)	In the second quarter of 2007, we recorded a gain of $40.6 million in other non-operating income for the break-up fee associated with the termination of the Biosite merger agreement. In the second quarter of 2008, we incurred a $12.0 million R&D charge related to the acquisition of a sub-license to receive certain patent rights to testing for the hepatitis C virus.
(b)	In the third quarter of 2007, we recorded a gain of $26.2 million in other non-operating income related to the sale of our investment in vacant land adjacent to our Miami, Florida facility and from the proceeds of the gain, we made a $9.0 million contribution to establish the Beckman Coulter Foundation, a related party non-profit organization. In the third quarter of 2008, we recorded a $19.0 million environmental remediation charge related to our Orange County consolidation project along with an $11.7 million R&D charge in connection with buying out our future U.S. royalty for preeclampsia tests from Nephromics LLC.
(c)	In the fourth quarter of 2007, we recorded an IPR&D charge of $35.4 million in connection with our acquisition of the remainder of NexGen. In the fourth quarter of 2008, we recorded additional R&E tax credits of $8.9 million, as further described in Note 12.

82	BEC 2008 FORM 10-K

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2008, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management also is responsible for establishing and maintaining adequate internal control over financial reporting for us. As part of that process, as of December 31, 2008, the end of the fiscal year covered by this report, we carried out an evaluation of our internal control over financial reporting. The evaluation was conducted following the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control—Integrated Framework (1992). The assessment did not identify any material weaknesses in our internal control over financial reporting and management concluded that our internal control over financial reporting was effective. The independent registered public accounting firm that audited our financial statements contained in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting. There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information.

None.

BEC 2008 FORM 10-K	83

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beckman Coulter, Inc.:

We have audited Beckman Coulter, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Beckman Coulter’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Beckman Coulter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 23, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Costa Mesa, California
February 23, 2009

84	BEC 2008 FORM 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

A list of our executive officers and biographical information appears in Part I, Item 1, “Executive Officers of the Registrant” of this Form 10-K and is incorporated herein by reference. An executive officer holds office until such officer resigns, is removed or otherwise disqualified to serve, or such officer’s successor is elected and qualified. There are no family relationships among any of our executive officers, and no executive officer was selected pursuant to any arrangement or understanding with another person. Additional information about our executive officers and information about our directors will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Shareholders and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is publicly available on our website at www.beckman.com. If we make any substantive amendments to the Code of Ethics or grant any waiver from a provision of the Code of Ethics applying to our principal executive officer, principal financial officer or principal accounting officer, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K.

Item 11. Executive Compensation.

The information required by this item will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item will be contained in our proxy statement to be filed for our 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

BEC 2008 FORM 10-K	85

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1), (a)(2) Financial Statements and Financial Statement Schedules

(a)(3) Exhibits

A list of exhibits filed with this Form 10-K is set forth on the Exhibit Index and is incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K is indicated by an “*” on the Exhibit Index.

86	BEC 2008 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beckman Coulter, Inc.

Date: February 23, 2009	By:	/s/ Scott Garrett
Scott Garrett
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

Signature	Title	Date

/s/ Scott Garrett	Chairman of the Board, President and Chief Executive Officer	February 23, 2009
Scott Garrett

/s/ Betty Woods	Independent Lead Director	February 23, 2009
Betty Woods

/s/ Peter B. Dervan, Ph.D.	Director	February 23, 2009
Peter B. Dervan, Ph.D.

/s/ Kevin M. Farr	Director	February 23, 2009
Kevin M. Farr

/s/ Robert G. Funari	Director	February 23, 2009
Robert G. Funari

/s/ Charles A. Haggerty	Director	February 23, 2009
Charles A. Haggerty

/s/ Van B. Honeycutt	Director	February 23, 2009
Van B. Honeycutt

/s/ William N. Kelley, M.D.	Director	February 23, 2009
William N. Kelley, M.D.

/s/ Susan R. Nowakowski	Director	February 23, 2009
Susan R. Nowakowski

/s/ Glenn S. Schafer	Director	February 23, 2009
Glenn S. Schafer

/s/ Charlie P. Slacik	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2009
Charlie P. Slacik

/s/ Carolyn D. Beaver	Corporate Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2009
Carolyn D. Beaver

BEC 2008 FORM 10-K	87

INDEX TO EXHIBITS

Exhibit

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation	10-Q	001-10109	3.1	8/9/05

3.2	Amended and Restated Bylaws	8-K	001-10109	3.1	12/10/08

4.1	Specimen Common Stock Certificate	S-1/A	33-24572	4.1	11/2/88

4.2	Senior Indenture, dated May 15, 1996, between registrant and The First National Bank of Chicago	10-Q	001-10109	10.1	7/24/96

4.3	7.05% Debentures Due June 1, 2026	10-Q	001-10109	10.2	7/24/96

4.4	Supplemental Indenture No. 1 dated of March 6, 1998 to Senior Indenture dated May 15, 1996 between registrant and The First National Bank of Chicago	S-3	333-36426	4.13	4/13/01

4.5	Supplemental Indenture No. 2 dated March 6, 1998 to Senor Indenture dated May 15, 1996 between registrant and The First National Bank of Chicago, Beckman Instruments (Naguabo) Inc., Hybritech Incorporated, SmithKline Diagnostics, Inc., Coulter Corporation, and Coulter Leasing Corporation	S-3	333-36426	4.14	4/13/01

4.6	Senior Indenture, dated April 25, 2001, between registrant and Citibank, N.A.	S-3/A	333-58968	4.1	4/26/01

4.7	First Supplemental Indenture dated November 19, 2001 to Senior Indenture dated April 25, 2001 between registrant, Citibank, N.A., Coulter Corporation, and Hybritech Incorporated	10-K	001-10109	4.12	2/22/02

4.8	Form of 6.875% Senior Notes Due 2011 (included in Exhibit 4.7)

4.9	Second Supplemental Indenture dated December 15, 2006 to Senior Indenture dated April 15, 2001 between registrant and Wells Fargo Bank, National Association, as successor trustee	8-K	001-10109	4.1	12/15/06

4.10	Form of 2.50% Convertible Senior Notes Due 2036 (included in Exhibit 4.9)

4.11	Stockholder Protection Rights Agreement dated February 4, 1999	8-K	995-23266	4	2/8/99

10.1	Distribution Agreement dated April 11, 1989 between registrant, SmithKline Beckman Corporation, and Allergan, Inc.	8-K	1-4077	3	4/14/89

88	BEC 2008 FORM 10-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.2	Amendment to the Distribution Agreement dated June 1, 2989 between registrant, SmithKline Beckman Corporation, and Allergan, Inc.	S-1/A2	33-28853	10.26	6/20/89

10.3	Cross-Indemnification Agreement dated October 31, 1988 between registrant and SmithKline Beckman Corporation	S-1/A	33-24572	10.1	11/2/88

10.4	Lease Agreement dated June 25, 1998 between registrant, NPDC-EY Brea Trust, and NPDC-R1 Brea Trust	8-K	001-10109	2.5	7/9/98

10.5	Lease Agreement dated June 25, 1998 between registrant and Cardbeck Chaska Trust	8-K	001-10109	2.6	7/9/98

10.6	Lease Agreement dated June 25, 1998 between registrant and Cardbeck Miami Trust	8-K	001-10109	2.7	7/9/98

10.7	Lease Agreement dated June 25, 1998 between registrant, NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust	8-K	001-10109	2.8	7/9/98

10.8	Lease Modification Agreement dated June 25, 1998 between registrant, NPDC-EY Brea Trust, and NPDC-RI Brea Trust	8-K	001-10109	2.9	7/9/98

10.9	Lease Modification Agreement dated June 25, 1998 between registrant and Cardbeck Chaska Trust	8-K	001-10109	2.10	7/9/98

10.10	Lease Modification Agreement dated June 25, 1998 between registrant and Cardbeck Miami Trust	8-K	001-10109	2.11	7/9/98

10.11	Lease Modification Agreement dated June 25, 1998 between registrant, NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust	8-K	001-10109	2.12	7/9/98

10.12	Amended and Restated Credit Agreement dated January 31, 2005 among registrant, Citicorp USA, Inc., Bank of America, N.A., Citigroup Global Markets Inc., and Banc of America Securities, LLC	8-K	001-10109	10.1	1/31/05

10.13	Receivables Sale Agreement dated October 31, 2007 between registrant and Beckman Coulter Finance Company, LLC	8-K	001-10109	10.1	11/6/07

10.14	Receivables Purchase Agreement dated October 31, 2007 between registrant, Beckman Coulter Finance Company, LLC, Park Avenue Receivables Company LLC, JPMorgan Chase Bank, N.A. and the financial institutions party thereto	8-K	001-10109	10.1	11/3/08

10.15	Interpurchaser Agreement dated February 6, 2008 between registrant, Beckman Coulter Finance Company, LLC, De Lage Landen Financial Services, Inc., De Lage Landen Finance, Inc. and JPMorgan Chase Bank, N.A.	8-K	001-10109	10.1	2/26/08

10.16	Omnibus Amendment to Receivables Sale Agreement dated February 6, 2008 between registrant, Beckman Coulter Finance Company LLC, the financial institutions party hereto, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A.	8-K	001-10109	10.2	2/26/08

BEC 2008 FORM 10-K	89

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.17	Benefit Equity Trust Agreement Dated as of October 5, 2008 between registrant and Wells Fargo Bank, N.A.	10-Q	001-10109	10.1	11/4/04

10.18	First Amendment to Beckman Coulter, Inc. Benefit Equity Trust Agreement as of February 23, 2009 between registrant and Wells Fargo Bank, N.A.					X

10.19*	Employees’ Stock Purchase Plan, amended and restated effective January 1, 2002	DEF 14A	001-10109	B	3/2/01

10.20*	Amendment Number 2001-1 to the Employees’ Stock Purchase Plan, adopted September 25, 2001	10-Q	001-10109	10.4	11/13/01

10.21*	Option Gain Deferral Program, dated January 14, 1998	S-8 POS	333-24851	4.2	1/13/98

10.22*	Beckman Coulter, Inc. Savings Plan, as amended and restated	S-8	333-156005	4.	12/08/08

10.23*	Amendment 2008-1 to Beckman Coulter, Inc. Savings Plan, dated December 19, 2008					X

10.24*	1998 Incentive Compensation Plan	DEF 14A	001-10109	A	2/26/98

10.25*	Amendment 1998-1 adopted and effective April 2, 1998 to 1998 Incentive Compensation Plan	10-Q	001-10109	10.2	5/14/98

10.26*	Amendment 1999-2 adopted November 23, 1999 to 1998 Incentive Compensation Plan	10-K	001-10109	10.51	3/6/00

10.27*	2004 Long-Term Performance Plan	DEF 14A	001-10109	B	2/27/04

10.28*	Amendment 2005-1 to 2004 Long-Term Performance Plan dated December 22, 2005	10-Q	001-10109	10.2	7/17/06

10.29*	2007 Long-Term Performance Plan	DEF 14A	001-10109	B	3/27/07

10.30*	Form of 2007 Long-Term Performance Plan Terms and Conditions Award Notice and Agreement for Stock Option Grant					X

10.31*	Form of 2007 Long-Term Performance Plan Director Terms and Conditions Award Notice and Agreement for Stock Option Grant					X

10.32*	Form of 2007 Long-Term Performance Plan Terms and Conditions Award Notice and Agreement for Stock Unit Grant					X

10.33*	Form of 2007 Long-Term Performance Plan Director Terms and Conditions Award Notice and Agreement for Stock Unit Grant					X

10.34*	Form of 2007 Long-Term Performance Plan Terms and Conditions Award Notice and Agreement for 2008 Performance Share Grant					X

10.35*	Form of Change in Control Agreement dated December 31, 2008 between registrant and certain of its executive officers and other key employees	8-K	001-10109	10.1	12/10/08

90	BEC 2008 FORM 10-K

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	SEC File No.	Exhibit	Filing Date	Filed Herewith

10.36*	Separation Pay Plan, Amended and Restated effective December 31, 2008					X

10.37*	Deferred Directors Fee Program, Amended and Restated Effective January 1, 2008	10-K	001-10109	10.90	2/29/08

10.38*	Executive Deferred Compensation Plan, Amended and Restated Effective January 1, 2008	10-K	001-10109	10.91	2/29/08

10.39*	Executive Restoration Plan, Amended and Restated Effective January 1, 2008	10-K	001-10109	10.92	2/29/08

10.40*	Supplemental Pension Plan, Amended and Restated Effective January 1, 2008					X

10.41*	Management Incentive Plan	8-K	001-10109	10.1	2/9/09

10.42*	Stock Option Plan for Non-Employee Directors, amended and restated effective August 7, 1997	S-8	333-37429	4.1	10/8/97

11	Statement of Computation of Per Share Earnings (included in Note 14 of the Consolidated Financial Statements of this Form 10-K)

12	Ratio of Earnings to Fixed Charges					X

21	Significant Subsidiaries					X

23	Consent of Independent Registered Public Accounting Firm					X

31	Rule 13a-14(a)/15d-14(a) Certifications					X

32	Section 1350 Certifications					X

99	II. Valuation and Qualifying Accounts					X

BEC 2008 FORM 10-K	91