Form 10-Q
period 2009-03-31
BECKMAN COULTER INC
filed 2009-05-07
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of outstanding shares of the registrant’s common stock as of April 24, 2009 was 63,352,346 shares.

Beckman Coulter, Inc.

FORM 10-Q for the Quarter Ended March 31, 2009

PART I—Financial Information

Item 1.	Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except amounts per share)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$147.7	$120.0
Trade and other receivables, net	648.2	706.7
Inventories	514.2	496.2
Deferred income taxes	61.6	62.5
Prepaids and other current assets	117.2	76.3

Total current assets	1,488.9	1,461.7
Property, plant and equipment, net	471.7	465.5
Customer leased instruments, net	434.3	448.7
Goodwill	694.3	696.3
Other intangible assets, net	389.5	396.8
Deferred income taxes	-	1.3
Other assets	63.4	71.5

Total assets	$3,542.1	$3,541.8

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$201.1	$172.2
Accrued expenses	397.1	416.9
Income taxes payable	16.2	29.7
Short-term borrowings	14.0	21.4
Current maturities of long-term debt	4.1	4.4

Total current liabilities	632.5	644.6
Long-term debt, less current maturities	820.3	819.0
Deferred income taxes	64.4	-
Other liabilities	538.5	595.9

Total liabilities	2,055.7	2,059.5

Commitments and contingencies (see Note 13)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 69.0 and 68.8 at March 31, 2009 and December 31, 2008, respectively; shares outstanding 63.3 and 63.0 at March 31, 2009 and December 31, 2008, respectively	6.9	6.9
Additional paid-in capital	626.9	621.5
Retained earnings	1,391.4	1,381.6
Accumulated other comprehensive loss	(224.2)	(199.8)
Treasury stock, at cost: 5.3 and 5.5 common shares at March 31, 2009 and December 31, 2008, respectively	(314.6)	(327.9)
Common stock held in grantor trust, at cost: 0.4 common shares at March 31, 2009 and December 31, 2008	(20.6)	(19.3)
Grantor trust liability	20.6	19.3

Total stockholders’ equity	1,486.4	1,482.3

Total liabilities and stockholders’ equity	$3,542.1	$3,541.8

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except amounts per share)

(unaudited)

	Quarter Ended March 31,
	2009	2008
Recurring revenue – supplies, service and lease payments	$573.7	$579.3
Instrument sales	117.8	151.2

Total revenue	691.5	730.5

Cost of recurring revenue	268.3	270.5
Cost of instrument sales	104.1	131.2

Total cost of sales	372.4	401.7

Gross profit	319.1	328.8

Operating costs and expenses
Selling, general and administrative	193.2	203.6
Research and development	59.9	62.7
Restructuring and acquisition related costs	26.4	0.7

Total operating costs and expenses	279.5	267.0

Operating income	39.6	61.8

Non-operating (income) expense
Interest income	(1.3)	(2.6)
Interest expense	10.9	12.3
Other, net	11.8	(1.3)

Total non-operating expense	21.4	8.4

Earnings before income taxes	18.2	53.4
Income tax (benefit) provision	(2.4)	12.5

Net earnings	$20.6	$40.9

Basic earnings per share	$0.32	$0.65

Diluted earnings per share	$0.32	$0.63

Weighted average number of shares outstanding (in thousands)
Basic	63,545	63,042
Diluted	64,122	64,498

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Quarter Ended March 31,
	2009	2008
Cash flows from operating activities
Net earnings	$20.6	$40.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	67.5	59.2
Provision for doubtful accounts receivable	0.4	1.0
Share-based compensation expense	11.3	9.5
Gain on sales of building and land	-	(2.6)
Accreted interest on convertible debt	3.5	3.3
Deferred income taxes	(9.8)	2.9
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	33.7	15.0
Prepaids and other current assets	(1.9)	4.6
Inventories	(41.6)	(31.5)
Accounts payable and accrued expenses	8.8	(38.6)
Income taxes payable	9.7	(7.3)
Long-term lease receivables	4.3	2.3
Other	(0.8)	2.9

Net cash provided by operating activities	105.7	61.6

Cash flows from investing activities
Additions to property, plant and equipment	(30.9)	(17.1)
Additions to customer leased instruments	(29.6)	(47.9)
Proceeds from sales of building and land	-	3.0
Payments for business acquisitions and technology license assets, net of cash acquired	-	(14.2)

Net cash used in investing activities	(60.5)	(76.2)

Cash flows from financing activities
Dividends to stockholders	(10.8)	(10.5)
Proceeds from issuance of stock	11.1	13.8
Repurchase of common stock held in grantor trust	(1.3)	(0.9)
Excess tax benefits from share-based payment transactions	0.6	2.3
Net repayments on lines of credit	(6.9)	(6.1)

Net cash used in financing activities	(7.3)	(1.4)

Effect of exchange rates on cash and cash equivalents	(10.2)	3.5

Change in cash and cash equivalents	27.7	(12.5)
Cash and cash equivalents – beginning of period	120.0	83.0

Cash and cash equivalents – end of period	$147.7	$70.5

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(amounts in tables in millions, except amounts per share)

(unaudited)

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

Our revenue is evenly distributed inside and outside of the United States (“U.S.”). Clinical Diagnostics sales represented approximately 84% of our total revenue in 2008, with the balance coming from Life Science. Approximately 78% of our total revenue in 2008 was generated by recurring revenue from consumable supplies (including reagent test kits), services and operating-type lease (“OTL”) payments. Central laboratories of mid-to large-size hospitals represent our most significant customer group.

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

Our financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue, expenses, assets and liabilities can vary between the quarters of the year. As such, our results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the operating results to be expected for the full year or any future period.

Use of Estimates

We follow U.S. GAAP, which requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures about contingent assets and liabilities. Such estimates include the valuation of accounts receivable, inventories, long-lived assets, lives of customer leased instruments, lives of plant and equipment, lives of intangible assets, and assumptions used in the calculation of warranty accruals, employee benefit plan obligations, environmental and litigation obligations, legal contingencies, taxes, share-based compensation and others. These estimates and assumptions are based on management’s best estimates and judgment and affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. We adjust such estimates and assumptions when facts and circumstances dictate. Illiquid credit markets, volatile equity, foreign currency, energy markets, and declines in consumer spending have combined to increase the uncertainty inherent in such estimates and assumptions. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates resulting from continuing changes in the economic environment will be reflected in the financial statements in future periods.

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

The effective tax rate for the quarter ended March 31, 2009 was a benefit of 13.2%. The effective tax rate was impacted by discrete events which reduced tax expense for the quarter ended March 31, 2009 by a net $7.8 million. Discrete events occurring in the quarter ended March 31, 2009 that reduced tax expense by $11.2 million, consisted primarily of settlement of tax audits of prior years, changes in judgment related to uncertain tax positions in prior years, and changes to various tax credits, offset by discrete events that increased tax expense by $3.4 million as a result of changes in certain tax accounting methods.

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. The audit of our U.S. federal income tax returns for 2004 and 2005 was closed in the first quarter 2009, which resulted in a reduction in our liabilities for uncertain tax positions of $7.8 million, which reduced income tax expense. Tax years 2006 and 2007 remain open to U.S. federal income tax examination and an audit by the IRS for these years commenced in April 2009. We are no longer subject to state income tax examinations by tax authorities in our major state jurisdictions for years prior to 2004. The earliest tax years of our major international subsidiaries that are subject to non-U.S. income tax examinations by tax authorities are: Switzerland, 1998; Hong Kong, 2001; Germany, 2003; Italy, Japan and the United Kingdom, 2004; Canada, 2005; and France, 2006.

During the first quarter of 2009, we filed certain tax accounting method changes with the U.S. Internal Revenue Service (“IRS”). As a result of these accounting method changes, certain tax deductions will be accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year. This loss will be carried back to the 2006 tax year and reduce taxes previously paid. We expect to receive tax refunds of at least $45.0 million as a result of these accounting method changes. The acceleration of these tax deductions reduces certain permanent tax benefits in tax years 2008 and 2006. The impact of the reduction of these permanent tax benefits, totaling $3.4 million, has been reflected as a discrete item in the tax provision for the quarter ended March 31, 2009.

FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” requires us to accrue interest and penalties where there is underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of interest expense which is consistent with the prior year treatment. At March 31, 2009, we had $3.3 million in accrued interest and penalties for taxes. During the first quarter of 2009, we reversed $2.0 million of interest and penalties primarily as a result of the settlement of tax audits.

The total amount of unrecognized tax benefits as of March 31, 2009 was $30.8 million, which if recognized, would affect our effective tax rate in future periods.

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and effective tax rate in the period of resolution. It is reasonably possible that our liability for uncertain tax positions will be reduced by as much as $20.7 million over the next 12 months as a result of the settlement of tax positions with various tax authorities.

Recently Adopted Accounting Standards

Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion

In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).” Under this standard, convertible debt securities that may be settled in cash (or other assets), including partial cash settlement, are separated into a debt and equity component. The value assigned to the debt component as of the issuance date is the estimated fair value based on a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the securities and the estimated fair value assigned to the debt component represents the equity component. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate and is subsequently accreted to its par value over its expected life, using the rate of interest that reflects the market rate at issuance. This standard requires retrospective application and the new model for cash-settleable convertible instruments applies to both new and previously issued instruments in current and comparative periods in fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.

In December 2006, we issued $600.0 million of convertible notes at a coupon rate of 2.5%. Upon the adoption of FSP APB 14-1, we assigned an initial value of $493.8 million to the debt component of the notes based on a similar debt instrument without the conversion feature. The market rate of interest applied to determine that value was 5.59%. The difference between the proceeds obtained and the fair value of the debt component was assigned to the equity component. The initial term over which the debt discount is amortized is 7 years, while the remaining period over which the unamortized discount will be recognized is approximately 5 years. The Convertible Notes have a conversion feature that will allow the holders of the Convertible Notes to convert, in increments of $1,000 principal, their investment into 13.4748 shares of our common stock (equivalent to a conversion price of approximately $74.21 per share of common stock, subject to adjustment). Interest cost for the period included the interest coupon of $3.8 million for the quarters ended March 31, 2009 and March 31, 2008 and amortization of the discount in the amount of $3.5 million and $3.3 million for the quarters ended March 31, 2009 and March 31, 2008, respectively. The adoption of this standard as of January 1, 2009, was applied retrospectively and reduced net earnings by $2.0 million and diluted earnings per share by $0.04 for the quarter ended March 31, 2008. The cumulative effect of the change reduced the January 1, 2008 retained earnings by $16.0 million.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items:

Consolidated Statements of Earnings:

March 31, 2008
	As Previously Reported	As Adjusted
Interest expense	$ 9.0	$ 12.3
Income tax provision	$ 13.8	$ 12.5
Net earnings	$ 42.9	$ 40.9
Basic earnings per share	$ 0.68	$ 0.65
Diluted earnings per share	$ 0.67	$ 0.63

Consolidated Balance Sheets:

December 31, 2008
	As Previously Reported	As Adjusted
Long-term debt, less current maturities	$ 896.3	$ 819.0
Additional paid-in capital	$ 559.2	$ 621.5
Deferred income tax assets	$ 32.3	$ 1.3
Retained earnings	$ 1,397.6	$ 1,381.6

The following table provides additional information about our convertible debt instrument that is subject to FSP APB 14-1:

	March 31, 2009	December 31, 2008
Principal amount of the liability component	$600.0	$600.0
Unamortized discount of liability component	$75.5	$79.1
Net carrying amount of liability component	$524.5	$520.9
Carrying amount of the equity component	$103.7	$103.7

Accounting for Business Combinations

In December 2007, the FASB issued SFAS 141(R). This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) also nullifies Emerging Issues Task Force (“EITF”) 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” which required entities to record adjustments to deferred tax assets and uncertain tax position balances arising in a business combination as an increase or decrease to goodwill (irrespective of the one-year allocation period). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the provisions related to income tax adjustments, which apply to all business combinations regardless of consummation date. We applied the provisions of SFAS 141(R) on current year business combinations and on income tax adjustments related to prior business combinations. As a result of implementing SFAS 141 (R), acquisition costs of $9.8 million which included legal fees and investment banking fees were expensed in the current quarter.

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF No. 07-5”). EITF No. 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 as of January 1, 2009 did not have a material impact on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In February 2008, the FASB issued Staff Position FAS 157-2 (“Effective Date of FASB Statement No. 157”) (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 “Fair Value Measurements” (“SFAS 157”) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 157 as it relates to nonrecurring fair value measurement requirements for non-financial assets and liabilities. As of March 31, 2009, we did not have any significant non-recurring fair value adjustments for our non-financial assets and non-financial liabilities.

Change in Presentation

We have a hedging program to reduce the risk of foreign currency changes on cash flows generated from intercompany inventory purchases. In the first quarter of 2009, our results of operations were impacted more significantly by currency changes, a portion of which was offset by the results of our hedging program. To reflect this net currency impact on our operating results, we have reclassified our gains and losses related to cash flow hedging activities and foreign currency transactions to cost of sales from non-operating income or expense for all periods presented.

Note 2.	Restructuring Activities and Acquisition Related Costs

Supply Chain Initiatives

During the first quarter of 2009, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites. Additionally, during 2008, we announced our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities (“Orange County consolidation project”). For the quarters ended March 31, 2009 and 2008, we recorded restructuring charges of $16.6 million and $0.7 million (net of $2.6 million gain on sale of building and land in Hialeah, Florida), respectively, for severance, relocation, asset impairment charges and other duplicative exit costs. From January 2007 through the first quarter of 2009, we incurred a total of $55.7 million of net charges associated with our supply chain management initiatives and Orange County consolidation project of which $22.3 million relates to severance costs. In addition, we incurred a charge of $19.0 million in the third quarter of 2008, for the remediation of environmental contamination as further described in Note 13.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheets at March 31, 2009:

Balance at December 31, 2008	$10.2
Additional charges	16.6
Cash payments in 2009	(5.7)

Balance at March 31, 2009	$21.1

Acquisition Related Costs

On February 27, 2009, we announced that we had signed a definitive agreement to buy the lab-based diagnostics business of Olympus Corporation, which we expect to close in the third quarter of 2009. In connection with this acquisition, we incurred acquisition related costs of $9.8 million during the quarter ended March 31, 2009, primarily related to legal fees and investment banking costs.

Note 3.	Derivatives

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). This statement applies to derivative instruments and nonderivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). SFAS 161 requires expanded disclosures regarding the location and amounts of derivative instruments in an entity’s financial statements, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect an entity’s financial position, operating results and cash flows. We adopted SFAS 161 on January 1, 2009. Since this statement only requires additional disclosures, the adoption of this statement did not affect our consolidated financial position, results of operations and cash flows.

We use derivative financial instruments to hedge foreign currency and interest rate exposures. Our objectives for holding derivatives are to minimize currency and interest rate risks using the most effective methods to eliminate or reduce the impacts of these exposures. We do not speculate in derivative instruments to profit from foreign currency exchange or interest rate fluctuations nor do we enter into trades for which there are no underlying exposures. The following discusses in more detail our foreign currency and interest rate exposures and related derivative instruments.

Foreign Currency

We manufacture our products principally in the U.S., but generated approximately 49% of our revenue during the first quarter of 2009 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. To mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany cash flows associated with intercompany inventory purchases by our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. The major currencies against which we hedge are the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

In connection with the acquisition of the lab-based diagnostics business of Olympus Corporation (“the Olympus Diagnostics Acquisition”), consideration of 77.45 billion Japanese yen will be paid (approximately U.S. $780 million based on the exchange rates as of February 27, 2009). Therefore, to mitigate any unfavorable fluctuation in the movement of the yen in relation to the U.S. dollar, we entered into forward contracts to purchase Japanese yen at the spot rate to effectively fix the U.S. dollar cost of the closing payment to approximately $780 million. The forward contract does not qualify as a cash flow hedge under accounting rules therefore, we recognized a fair value loss of $11.8 million during the first quarter of 2009, which is reflected within the non-operating expense line of our consolidated statement of earnings. As a result of the movement in currency, the purchase price of the acquisition was equal to approximately U.S. $768 million as of March 31, 2009.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow hedges were discontinued in the quarters ended March 31, 2009 and 2008.

Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified into cost of sales upon the recognition of the hedged transaction. We estimate that substantially all of the $20.5 million of unrealized gain ($12.8 million after tax) included in accumulated other comprehensive loss at March 31, 2009 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. As of March 31, 2009 and December 31, 2008, the notional amounts of all derivative foreign exchange contracts were $962.9 and $257.8 million respectively. We have cash flow hedges at March 31, 2009, which settle as late as December 20, 2010.

The following table presents the fair value of derivative instruments within the consolidated balance sheet:

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		March 31, 2009	December 31, 2008		March 31, 2009	December 31, 2008
Derivatives designated as hedging Instruments under Statement 133

Foreign exchange forwards and options	Other current assets	$22.8	$27.2	Other current liabilities	$-	$1.5

Foreign exchange forwards	Other long term assets	0.7	-		-	-

Total derivatives designated as hedging instruments under Statement 133		$23.5	$27.2		$-	$1.5

Derivatives not designated as hedging instruments under Statement 133

Foreign exchange forwards		$-	$-	Other current liabilities	$11.8	$-

Total derivatives not designated as hedging instruments under Statement 133					$11.8	$-

Total derivatives		$23.5	$27.2		$11.8	$1.5

The following tables present the amounts affecting the consolidated statements of earnings:

	Amount of Gain Recognized in Other Comprehensive Income on Derivatives		Location of Gain (Loss) Reclassified From Accumulated OCI into Net Earnings	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income into Net Earnings
	Quarter Ended March 31,			Quarter Ended March 31,
	2009	2008		2009	2008
Derivatives in Statement 133 Cash Flow Hedging Relationships

Foreign exchange forwards and options	$7.6	$0.7	Cost of sales	$6.8	$(2.8)

Total	$7.6	$0.7		$6.8	$(2.8)

	Location of Gain (Loss) Recognized in Net Earnings on Derivative	Amount of Loss in Net Earnings on Derivative
		Quarter Ended March 31,
		2009	2008
Derivatives not designated as hedging instruments under Statement 133

Foreign exchange forwards	Other non-operating expense	$(11.8)	$-

Total		$(11.8)	$-

The bank counterparties to the foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To help mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. The Company monitors ratings, and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties as deemed necessary.

Note 4.	Fair Value Measurements

Effective January 1, 2008, we implemented SFAS 157 for our financial and non-financial assets and liabilities that are re-measured and reported at fair value at each reporting period.

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

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009 and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

		Fair Value Measurements at Reporting Date Using
Description of assets (liabilities)	Fair Value at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$(11.0)		$(11.0)
Option contracts	$22.7		$22.7

Our financial liabilities have been classified as Level 2. These derivative contracts have been valued initially at the transaction price and valued subsequently using market data including quotes, benchmark yields, spot rates, and other industry and economic events. See Note 3 “Derivatives” for further discussion on derivative financial instruments.

When necessary, we validate our valuation techniques by understanding the models used and obtaining market values from pricing sources.

Note 5.	Comprehensive (Loss) Income

The reconciliation of net earnings to comprehensive (loss) income is as follows:

	Quarter Ended March 31,
	2009	2008
Net earnings	$20.6	$40.9

Other comprehensive (loss) income
Foreign currency translation adjustments	(52.2)	38.5
Net actuarial gains associated with pension and other postretirement benefits, net of income taxes of $(14.4) and $(3.5) for the quarters ended March 31, 2009 and 2008, respectively.	23.3	5.4
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $(2.3) and $(1.0) for the quarters ended March 31, 2009 and 2008, respectively	4.0	1.6
Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $(2.9) and $0.3 for the quarters ended March 31, 2009 and 2008, respectively	4.7	(0.5)
Reclassifications to cost of sales, net of income taxes of $2.6 and $(0.5) for the quarters ended March 31, 2009 and 2008, respectively	(4.2)	0.9

Other comprehensive (loss) income	(24.4)	45.9

Total comprehensive (loss) income	$(3.8)	$86.8

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	March 31, 2009	December 31, 2008
Cumulative currency translation adjustments	$38.3	$90.5
Pension and other postretirement plan liability adjustments	(275.3)	(302.6)
Net unrealized gain on derivative instruments	12.8	12.3

Total accumulated other comprehensive loss	$(224.2)	$(199.8)

Note 6.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Quarter Ended March 31,
	2009			2008
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$20.6	63.545	$0.32	$40.9	63.042	$0.65
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	0.577		-	1.456	(0.02)

Diluted EPS:
Net earnings	$20.6	64.122	$0.32	$40.9	64.498	$0.63

For the quarters ended March 31, 2009 and 2008, there were 4.7 million shares and 0.9 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been antidilutive.

The convertible senior notes issued in December 2006 and due in 2036 (“Convertible Notes”) are expected to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the quarters ended March 31, 2009 and 2008 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

As a result of retrospectively applying FSP APB 14-1, net earnings for the quarter ended March 31, 2008 have been adjusted from the previously disclosed amount of $42.9 million to $40.9 million in the above table. See Note 1 “Nature of Business and Summary of Significant Accounting Policies” for further discussion on the 2009 adoption of FSP APB 14-1.

Note 7.	Sale of Assets

During the quarters ended March 31, 2009 and 2008, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $17.2 million and $16.3 million, respectively, for which we received cash proceeds of $17.2 million and $16.3 million, respectively. Substantially all of these sales took place in Japan. These transactions were accounted for as sales. As a result, the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 8.	Composition of Certain Financial Statement Items

Inventories consisted of the following:

	March 31, 2009	December 31, 2008
Raw materials, parts and assemblies	$ 173.2	$ 156.5
Work in process	25.2	19.2
Finished products	315.8	320.5

	$ 514.2	$ 496.2

Changes in the product warranty obligation were as follows:

Balance at December 31, 2008	$ 12.4
Current period warranty charges	6.0
Current period utilization	(6.5)

Balance at March 31, 2009	$ 11.9

Note 9.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the quarter ended March 31, 2009 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2008	$587.0	$109.3	$696.3
Acquisitions and related adjustments	(0.9)	-	(0.9)
Currency translation adjustment	(0.3)	(0.8)	(1.1)

Goodwill at March 31, 2009	$585.8	$108.5	$694.3

Other intangible assets consisted of the following:

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$128.9	$(43.7)	$85.2	$128.9	$(40.8)	$88.1
Customer relationships	219.2	(89.2)	130.0	219.2	(86.3)	132.9
Other	69.0	(34.8)	34.2	69.4	(33.7)	35.7

	417.1	(167.7)	249.4	417.5	(160.8)	256.7
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	66.6	-	66.6	66.6	-	66.6

	$557.2	$(167.7)	$389.5	$557.6	$(160.8)	$396.8

Estimated future intangible asset amortization expense consists of the following:

2009	$28.1
2010	27.5
2011	26.2
2012	23.5
2013	22.9
Thereafter	121.2

Total	$249.4

Note 10.	Debt

Certain of our borrowing agreements contain covenants that we must comply with, including, a debt to earnings ratio and a minimum interest coverage ratio. At March 31, 2009, we were in compliance with such covenants.

Note 11.	Share-Based Compensation

Share-based compensation expense was $11.3 million and $9.5 million for the quarters ended March 31, 2009 and 2008, respectively.

Note 12.	Retirement Benefits

In the first quarter of 2009, we received the final valuations of our pension plans and other postretirement benefit plans to reflect actual census data as of January 1, 2009 which also included a revision to our assumption for the percentage of retirees expected to participate in the postretirement plan. This valuation resulted in a decrease to pension obligations of $2.4 million and postretirement obligations of $35.3 million. Additionally, other comprehensive income increased by $23.3 million and long-term deferred tax liabilities increased by $14.4 million. There was no impact to our Condensed Consolidated Statements of Earnings.

For the quarters ended March 31, 2009 and 2008, the pension and postretirement benefit costs were comprised of:

	Pensions				U.S.
	U.S. Plans		Non-U.S. Plans		Postretirement Benefit Plans
	2009	2008	2009	2008	2009	2008
Service cost-benefits earned during the period	$4.0	$4.3	$1.2	$1.4	$0.4	$0.5
Interest cost on benefit obligation	10.8	10.2	2.4	2.8	1.7	1.9
Expected return on plan assets	(11.6)	(14.1)	(2.1)	(3.1)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	(0.1)	(1.1)
Actuarial loss (gain)	5.6	3.0	0.8	0.4	(0.1)	0.3

Net periodic benefit costs	$9.0	$3.6	$2.1	$1.3	$1.9	$1.6

We expect to contribute approximately $37 million to our U.S. and international pension plans and approximately $5 million to our postretirement plan during 2009. If the value of pension assets continues to decline we may decide to make additional pension plan contributions. In addition, pension expense in future years may increase.

Note 13.	Commitments and Contingencies

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. Although we continue to incur expenditures for environmental protection, we do not anticipate any expenditures to comply with such laws and regulations that would have a material impact on our consolidated operations or financial position beyond amounts accrued to date. We believe that our operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

In connection with our Orange County consolidation project and closure of our Fullerton, California site, we began conducting environmental studies at our Fullerton site. The data generated by these studies indicates that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the site. Studies to determine the source and extent of these chemicals are underway and are expected to continue for several months. We have notified the State Department of Toxic Substances Control of the presence of these chemicals at the site and expect that agency to oversee determination of any remediation requirements. During 2008, we recorded a liability of $19 million representing our best estimate of the future expenditures for investigation and remediation at the site; however, it is possible that the ultimate costs incurred could range from $10 million to $30 million. Our estimates are based upon the results of our investigation to date and comparison to our prior experience with environmental remediation at another site. Therefore, it is possible that additional activities not contemplated at this time could be required and that the actual costs could differ materially from the amount we have recorded as a liability or our estimated range.

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

In 1998, we entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with our Miami facility. The State of Florida asserted that payments made by us pursuant to the sale-leaseback transaction are subject to commercial rental tax under applicable state laws. Cardbeck demanded that we pay these taxes and has filed an action in Miami-Dade County, Florida Circuit Court seeking a declaratory ruling that we are in breach of the lease if we fail to pay them. This action is currently stayed. We filed an action in Leon County, Florida Circuit Court seeking a judicial ruling that no taxes are due, paid approximately $2.4 million to settle the State’s claim for taxes for the period from June 2000 to February 2005, and posted a bond for approximately $5 million covering taxes, penalties and interest that are currently unpaid. We believe our position that the payments to Cardbeck are not subject to the State’s commercial rental tax is supported by relevant prior case law.

Also, in June 2006 Wipro Limited (“Wipro”), our former distributor in India, initiated an arbitration action against Beckman Coulter International S.A., our subsidiary who entered the distributor relationship with Wipro, alleging that certain actions by Beckman Coulter India Private Limited, our India subsidiary, breached their contract. We agreed to a settlement in the first quarter 2009. We recorded this settlement and our estimated litigation liability for the Florida matter discussed above and recognized a total of $4.3 million during the first quarter of 2009.

On August 16, 2007, a former employee filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleged claims on the plaintiff’s own behalf and also on behalf of a purported class of our former and current employees. The complaint alleged, among other things, that we violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs and certain overtime payments. It also alleged that we engaged in unfair business practices. The plaintiff asked for back pay, statutory penalties, and attorneys’ fees and sought to certify this action on behalf of our nonexempt California employees. Later, six additional former employees were added as class representatives. The parties have settled this matter, subject to final Court approval, with the Company to pay up to an aggregate sum of $2.25 million to settle all claims of our California non-exempt employees, including attorney’s fees, class representative enhancements, costs, and penalties. The $2.25 million will be shared by the class pursuant to a formula that factors in the percentage of each class member’s total compensation paid by us during the class period compared to the total compensation paid by us to all class members during the class period. Payments to the class will be made on a “claims made” basis, i.e., class members must submit a valid and timely claim form in order to participate in the settlement and be paid. In exchange, all settling class members will effectively release us from any claims, known or unknown, which relate to their wage claims with the Company. Since the court has preliminarily approved the settlement, a claims administrator has begun sending notices and claim forms to the class members. Assuming the court provides final approval of the settlement, this matter should be settled, class members paid and the Company released within the next few months.

Note 14.	Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 86% of our consolidated revenue. The product areas within Clinical Diagnostics are Chemistry and Clinical Automation, Cellular Analysis, and Immunoassay and Molecular Diagnostics. Our Life Science segment includes systems used in disease research performed in academic centers as well as therapeutic research performed by biopharmaceutical companies.

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

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segments’ operating income to consolidated earnings before income taxes:

	*Quarter Ended March 31,
	2009	2008
Segment revenue:
Clinical Diagnostics
Chemistry and Clinical Automation	$207.0	$215.6
Cellular Analysis	213.5	231.5
Immunossay and Molecular Diagnostics	176.9	172.9

Total Clinical Diagnostics	597.3	620.0
Life Science	94.2	110.5

Total revenue	$691.5	$730.5

Segment operating income:
Clinical Diagnostics	$62.0	$52.9
Life Science	4.0	10.6

Total segment operating income	66.0	63.5
Restructuring expenses	(16.6)	(0.7)
Acquisition related costs for Clinical Diagnostics	(9.8)	-
Fair market value inventory adjustment	-	(1.0)

Total operating income	39.6	61.8

Non-operating (income) expense:
Interest income	(1.3)	(2.6)
Interest expense	10.9	12.3
Other	11.8	(1.3)

Total non-operating expense	21.4	8.4

Earnings before income taxes	$18.2	$53.4

*	Amounts may not foot due to rounding.

U. S. information is presented separately since the Company is headquartered in the U.S. For the quarters ended March 31, 2009 and 2008, U. S. revenues represented 51% and 50% of our total consolidated revenues, respectively. No other country accounts for greater than 10% of our revenues.

The following table sets forth revenue and long-lived asset data by geography:

	*Quarter Ended March 31,
	2009	2008
Revenue by geography:
United States	$356.1	$367.3
Europe	144.8	162.9
Emerging Markets (a)	50.9	66.2
Asia Pacific	96.7	83.8
Other (b)	43.0	50.3

Total revenue	$691.5	$730.5

	March 31, 2009	December 31, 2008
Long-lived assets by geography:
United States	$1,709.1	$1,690.3
International	344.1	389.8

Total long lived assets	$2,053.2	$2,080.1

*	Amounts may not foot due to rounding.
(a)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(b)	Other includes Canada and Latin America

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Form 10-Q for the quarterly period ended March 31, 2009 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Forward-looking statements reflect our current views with respect to future events and can also be identified by words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans,” “should,” “likely,” “might,” or the negative thereof or comparable terminology, and may include, without limitation, information regarding our expectations, goals or intentions regarding the future. Forward-looking statements involve certain risks and uncertainties, and our actual results may differ materially from those discussed in any forward-looking statement. Factors that could cause results to differ include, but are not limited to, those discussed in the section below entitled “Risk Factors” under Part I, Item 1A of this Form 10-Q. Additional factors that could cause actual results to differ are discussed in Part I, Item A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this Form 10-Q are made as of the date hereof and we assume no obligation to update any forward-looking statement, except as required by law.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in Part I, Item I of this Form 10-Q and in our Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

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

The majority of our revenue is generated from consumable supplies (including reagent test kits), service and operating-type lease (“OTL”) payment arrangements. Approximately 78% of our total revenue in 2008 was generated by this type of revenue, which we refer to as “recurring revenue.” A customer contract typically runs five years while the average customer relationship lasts more than 15 years. Switching instrument systems creates significant costs for labs: changing suppliers means re-training staff on new systems and performing validation studies to assure consistency of reported results. High retention rates have driven recurring revenue to approximately 80% of total revenue. Our remaining balance of revenue is derived from “instrument sales.” In 2008, we revised our presentation in the consolidated statements of earnings to better reflect our main sources of revenue: recurring revenue and instrument sales.

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

Strategic Initiatives

Our strategic initiatives for 2009 focus on key growth drivers, quality and operating excellence:

•

We are working to expand our test menu, particularly in our immunoassay and molecular diagnostics products and believe our focus on certain disease states will enable us to deliver enhanced testing capability to our customers, which are expected to improve patient health and reduce the cost of care.

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

•

We have announced that we plan to design and build an automated, fully integrated molecular diagnostic system to enable moderately complex testing in clinical diagnostic laboratories. Product development costs for the project are anticipated to be about $30 million per year for the foreseeable future, excluding any test menu licensing fees.

As part of our strategic initiatives, we expect to incur charges as we realign our manufacturing and distribution footprint and implement initiatives to improve productivity and reduce operating costs in the future.

Acquisition of Olympus Diagnostic Systems Business

We entered into a master purchase agreement (“MPA”) with Olympus Corporation, dated February 27, 2009, to acquire the diagnostic systems portion of Olympus Corporation’s life science business, which we refer to as the Olympus Diagnostic Systems Business, for 77.45 billion Japanese yen (the “Olympus Diagnostics Acquisition”). Olympus Corporation, which we refer to as Olympus, is a Tokyo-headquartered precision technology company that creates opto-digital solutions in healthcare, life science and consumer electronic products. The Olympus Diagnostic Systems Business encompasses the development, manufacturing, marketing, sale, distribution and use of clinical chemistry and immunoassay analyzers, blood transfusion testing systems, and the chemical reagents and other consumables used with them, and related laboratory automation equipment, for in vitro diagnostic testing of samples from humans and animals.

On February 27, 2009, we also entered into forward contracts with Bank of America, N.A., J.P. Morgan Chase, Wells Fargo Bank, N.A., Morgan Stanley Capital Services Inc., The Royal Bank of Scotland and Scotia Capital covering the full amount of the purchase price in order to hedge the risk of changes in the exchange rate of the Japanese yen versus the U.S. dollar between the signing and closing of the Olympus Diagnostics Acquisition. The forward contract transactions effectively fixed the U.S. dollar cost of the purchase price at U.S. $780 million. We currently expect to finance the purchase price with a combination of proceeds from the issuance of U.S. $500 million of debt securities, newly issued common stock (representing approximately U.S. $250 million), with the remaining balance being paid from cash.

The obligations of Beckman Coulter and Olympus to complete the Olympus Diagnostics Acquisition are subject to certain closing conditions, including the expiration of any waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and receipt of applicable non-U.S. antitrust approvals.

The consummation of the Olympus Diagnostics Acquisition is subject to customary termination rights. In addition, we may be required to pay Olympus a termination fee of 2.5 billion Japanese yen (approximately U.S. $25 million based on currency exchange rates as of March 31, 2009) under certain circumstances set forth in the MPA. The parties are preparing and reviewing disclosure schedules associated with the MPA and until the disclosure schedules are accepted, either party may terminate the MPA with no further obligation to the other party. Assuming the conditions to closing have been satisfied, the transaction is expected to close in the third quarter of 2009.

The foregoing description of the MPA is qualified in its entirety by reference to the full text of the MPA, which is attached to this Quarterly Report on Form 10-Q as Exhibit 2.1 and incorporated herein by reference. The MPA provides information regarding the terms of the pending acquisition and is not intended to provide any other factual information about us or the Olympus Diagnostic Systems Business. In particular, certain representations and warranties in the Master Purchase Agreement were used for the purpose of allocating risk between us and Olympus rather than establishing matters as facts. Accordingly, these representations and warranties in the MPA should not be relied upon as characterizations of the actual state of facts about us or the Olympus Diagnostic Systems Business.

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

Both our accounting policies and estimates are essential in understanding MD&A and results of operations. We describe our significant accounting policies in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we discuss our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in our accounting policies or estimates since the end of 2008 except for the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, on a retroactive basis, to record the equity component of our convertible debt and non-cash interest expense related to our convertible debt obligation. As a result of the adoption of FSP APB 14-1, at December 31, 2008 our long-term debt decreased by $77.3 million and our stockholders’ equity increased by $46.3 million. Our interest expense increased by $3.5 million and $3.3 million for the quarters ended March 31, 2009 and 2008, respectively. Our diluted earnings per share decreased by $0.03 and $0.04 for the quarters ended March 31, 2009 and 2008, respectively, as a result of the adoption.

Change in Presentation

We have a hedging program to reduce the risk of foreign currency changes on cash flows generated from intercompany inventory purchases by our international subsidiaries. In the first quarter of 2009, our results of operations were impacted more significantly by currency changes, a portion of which was offset by the results of our hedging program. To reflect this net currency impact on our operating results, we have reclassified our gains and losses related to cash flow hedging activities and foreign currency transactions to cost of sales from non-operating income or expense for all periods presented. The amounts reclassified for the prior period were not material.

Results of Operations

We measure our business on the basis of two reportable segments– Clinical Diagnostics and Life Science. The Clinical Diagnostics segment represents approximately 86% of our consolidated revenue and includes products used to evaluate and analyze bodily fluids, cells and other patient samples. The three product areas within Clinical Diagnostics are Chemistry and Clinical Automation, Cellular Analysis and Immunoassay and Molecular Diagnostics. Our Life Science segment, on the other hand, includes systems used for disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies.

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

Current period constant currency revenue less prior year reported revenue / Prior year reported revenue

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

Current Quarter Financial Highlights

Total revenue decreased to $691.5 million, a decrease of 5.3% (0.2% in constant currency) compared to the first quarter 2008. The decrease in revenue was due to weaker cash instruments sales, which decreased by 22.1% (19.0% in constant currency) as compared to the prior year quarter. Cash instrument sales were unusually strong in 2008 as a result of the weaker dollar and increased sales in Cellular Analysis resulting from a 2007 backlog related to a supply chain disruption. This helped drive an approximately 67% growth in cash instruments sales during the first quarter of 2008. In 2009, a tightening of the credit markets, constrained hospital operating environment and the strengthening dollar has led to lower cash instrument sales. Recurring revenue was lower than the prior year levels by about 1%, but on a constant currency basis, recurring revenue increased by 4.7%, as compared to the prior year quarter.

Clinical Diagnostics revenue decreased by 3.7%, but grew by 1.6% on a constant currency basis. The constant currency growth was primarily due to a 5.4% growth of recurring revenue, partially offset by a 21.4% decline in cash instrument sales. Most of the decrease in cash instrument sales was attributable to Cellular Analysis as discussed above.

Revenue from our Life Science products decreased by 14.7% (or 10.0% in constant currency) compared to the prior year quarter. Life Science cash instrument sales were off nearly 20% versus a strong prior year quarter in which cash instrument sales grew 29.4%, driven primarily by a weaker dollar. Current quarter cash instrument sales were also negatively impacted by customers’ delay of capital expenditures due to the current difficult economic environment.

Gross profit margin increased 110 basis points to 46.1% during the first quarter of 2009 as compared to the prior year quarter and was primarily due to a favorable product mix, with recurring revenue comprising a larger percentage of our overall revenue.

Selling, general and administrative (“SG&A”) decreased 5.1% during the current quarter as we benefited from our cost containment initiatives which began in 2008 and from the effect of a stronger dollar which reduced SG&A expenses by approximately $7 million. Research and development (“R&D”) expense decreased by approximately 4%, as we reprioritized R&D projects, while continuing to fund significant R&D programs.

Restructuring and acquisition related costs increased by $25.7 million during the first quarter, when compared to the prior year quarter. This increase is primarily due to closure and relocation of certain manufacturing and distribution sites along with our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. Additionally, we incurred approximately $9.8 million primarily in outside legal and investment banking expense associated with the Olympus Diagnostics Acquisition.

Other non-operating expense increased by $13.1 million over the prior year quarter. This was primarily related to a $11.8 million fair value loss associated with forward contracts to purchase Japanese yen to hedge our purchase price for the Olympus Diagnostics Acquisition, which will be paid in yen. As a result of the movement in currency, the U.S. dollar converted purchase price of approximately $780 million (based on the exchange rates as of February 27, 2009) was also reduced by an amount approximating our hedging loss.

Our effective tax rate decreased from a tax expense of 23.4% during the first quarter of 2008 to a tax benefit of 13.2% during the current quarter. The effective tax rate was impacted by discrete events which reduced tax expense for the current quarter, consisting primarily of settlement of tax audits of prior years, changes in judgment related to uncertain tax positions in prior years, partially offset by changes to various tax credits and tax accounting methods based on tax returns filed or to be filed for tax year 2008.

Revenue

The following table compares revenue type, segment and geography for the quarters ended March 31, 2009 and 2008 (dollar amounts in millions):

	*Quarter Ended March 31,		Reported Growth %	Constant Currency Growth % (a)
	2009	2008
Total revenue:
Recurring revenue – supplies, service and lease payments	$573.7	$579.3	(1.0)%	4.7%
Instrument sales	117.8	151.2	(22.1)%	(19.0)%

Total revenue	691.5	730.5	(5.3)%	(0.2)%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	207.0	215.6	(4.0)%	1.2%
Cellular	213.5	231.5	(7.8)%	(3.0)%
Immunoassay and Molecular Diagnostics	176.9	172.9	2.3%	8.2%

Total Clinical Diagnostics	597.3	620.0	(3.7)%	1.6%
Life Science	94.2	110.5	(14.7)%	(10.0)%

Total revenue	$691.5	$730.5	(5.3)%	(0.2)%

Revenue by geography:
United States	$356.1	$367.2	(3.0)%	(3.0)%
Europe	144.8	163.0	(11.1)%	1.5%
Emerging Markets (b)	50.9	66.3	(23.2)%	(11.0)%
Asia Pacific	96.7	83.8	15.4%	15.5%
Other (c)	43.0	50.3	(14.6)%	3.1%

Total revenue	$691.5	$730.5	(5.3)%	(0.2)%

*	Amounts in table above may not foot or recalculate due to rounding.
(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Revenue

Recurring revenue decreased 1.0% (increased by 4.7% in constant currency) in the first quarter of 2009 in comparison to the prior year quarter. The increase in constant currency recurring revenue was mainly driven by above-market growth in AutoChemistry and Immunoassay. Recurring revenue was impacted by a decrease of more than $5 million in sales of BNP test kits by Inverness Medical. In 2008, Inverness transitioned to direct distribution in the U.S. and ordered at higher levels. Unusual pacing of BNP purchases by Inverness negatively impacted diagnostics U.S. recurring revenue growth by about 200 basis points. Recurring revenue, which we believe is the best indicator of the overall strength of our business, represented 83.0% of our total revenue, up from 79.3% during the prior year first quarter. The continued build-up of lease payments and growth of highly profitable consumables sales delivered constant currency recurring revenue gains during the quarter.

Instrument sales decreased by 22.1%, or 19.0% in constant currency. The significant decline in cash instrument sales is primarily due to unusually strong sales in 2008 of Cellular Analysis and Life Science products, which accounted for more than 90% of the overall decline, returning to approximately 2007 levels of cash instrument sales.

Clinical Diagnostics

Clinical Diagnostics revenue decreased by 3.7% in the quarter ended March 31, 2009 when compared to the same period in 2008. Solid constant currency recurring revenue growth of 5.4% was offset by significant decreases in cash instrument sales mainly related to Cellular Analysis, as described earlier. Recurring revenue strength was greatest in Access Immunoassay and AutoChemistry. Recurring revenue growth largely reflects the effect of an expanding installed base and increasing test kit utilization.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from Chemistry and Clinical Automation decreased by 4.0% for the quarter ended March 31, 2009 versus the same period in 2008, but grew 1.2% in constant currency. This change was primarily due to a 9.7% decrease in cash instrument sales which was impacted by customers’ constrained capital spending. Despite the first quarter weakness in cash instrument sales we remain on pace to achieve a fifth consecutive record year of autochemistry placements, growing our installed base in mid to large sized hospitals. Unit placements for DxC 600 and DxC 800 chemistry systems were up more than 12%.

Cellular Analysis

Revenue from Cellular Analysis decreased 7.8% for the quarter ended March 31, 2009 as compared to the same period in 2008 due entirely to a 33.7% reduction in cash instrument sales which were unusually high during 2008 due to the production backlog issue as described above. In addition, the current constrained capital expenditure environment has had a negative impact on our cash instrument sales. Recurring revenue was essentially flat as compared to the prior year quarter and increased by 5.9% on a constant currency basis.

Immunoassay and Molecular Diagnostics

Revenue in Immunoassay and Molecular Diagnostics increased by 2.3% (8.2% in constant currency) for the quarter ended March 31, 2009, when compared to the same period in the prior year. This increase is due to recurring revenue during the first quarter of 2009 which increased by 8.5% in constant currency as compared to the first quarter of 2008. This was led by an increase in growth from our Access immunoassay products up 8% in constant currency, and up over 13% excluding unusual pacing of Inverness BNP purchases as discussed earlier. Placements of mid to ultra high volume Immunoassay systems, which drive recurring revenue growth, were up 25% in the quarter.

Life Science

Revenue from Life Science customers decreased 14.7% (10.0% in constant currency) compared to the prior year. Cash instrument sales were a significant driver of the decrease in sales, declining by approximately 20%, compared to an unusually strong first quarter 2008. We believe a challenging capital expenditure environment and weakness in publicly funded research programs have contributed to this decline. Life Science Automation and Life Science Tools experienced considerable decreases indicative of constrained spending in research markets across most major geographies.

Revenue by Major Geography

Overall, revenue in the U.S. was down 3.0% for the quarter ended March 31, 2009, versus the prior year period. Lower revenue was primarily a result of a significant decline in cash instrument sales when compared to unusually strong sales in Cellular Analysis and Life Science products in 2008. We believe that tightening credit markets also contributed to a greater than expected weakness in capital expenditures in the U.S.

International revenue was down 7.7% for the quarter ended March 31, 2009 (2.7% increase in constant currency) in comparison to the prior year period. Cash instrument sales dropped by 20.4%, believed to be partly due to a stronger U.S. dollar and adverse credit market conditions, that has led some customers to defer capital expenditures. In comparison, the weaker dollar during the first quarter of 2008 allowed us to rapidly increase our market penetration internationally.

Revenue in Europe decreased 11.1% (1.5% increase in constant currency) for the quarter ended March 31, 2009. From a product perspective, Immunoassay and Molecular Diagnostics posted strong growth of 14.0% on a constant currency basis, which was offset by lower Life Science revenue. Germany, France and the United Kingdom had solid recurring revenue gains, partially offset by weakness in Italy where some customers deferred purchases and installations of new equipment.

Revenue from Emerging Markets decreased by 23.2% (11.0% in constant currency) for the quarter ended March 31, 2009 as we experienced a decrease in instrument sales from both Chemistry & Clinical Automation and Life Sciences. Overall, cash instrument sales dropped by 47.5% on a constant currency basis. Sales in 2008 had been particularly strong due to the weaker dollar which enabled us to increase our market penetration. In 2009, the stronger dollar and difficult economic environment reduced cash instrument sales.

Sales in Asia Pacific increased by 15.4% (15.5% in constant currency) for the quarter ended March 31, 2009. China continued to be the leading country, with total revenue growth of about 40%. As to product areas, Immunoassay was the key driver of the growth in Clinical Diagnostics.

Gross Profit

	Quarter Ended March 31,
	2009	2008	Percent Change
(in millions)
Gross profit on recurring revenue	$305.4	$308.8	(1.1)%
As a percentage of recurring revenue	53.2%	53.3%	(0.1)%

	Quarter Ended March 31,
	2009	2008	Percent Change
(in millions)
Gross profit on instrument sales	$13.7	$20.0	(31.5)%
As a percentage of instrument sales	11.6%	13.2%	(1.6)%

	Quarter Ended March 31,
	2009	2008	Percent Change
(in millions)
Gross profit	$319.1	$328.8	(3.0)%
As a percentage of total revenue	46.1%	45.0%	1.1%

The overall increase in gross margin for the quarter ended March 31, 2009 is primarily due to a mix favoring recurring revenue, which represented approximately 83% of our total revenue for the current quarter. We expect recurring revenue to outpace cash instrument sales for the remainder of the year, improving mix and gross margin as compared to the prior year. Gross profit on recurring revenue remained consistent at about 53%, while margins on cash instrument sales decreased to 11.6% for the current quarter, in part due to significantly lower sales volume than the prior year period. Instrument sales, particularly outside the U.S, is unfavorable in the short term from a margin perspective however it supports our long term objective to increase our penetration in emerging markets and positions us to provide reliable and sustainable recurring revenue growth in future periods.

Operating Expenses

	Quarter Ended March 31,
	2009	2008	Percent Change
(in millions)
Selling, general and administrative	$193.2	$203.6	(5.1)%
As a percentage of total revenue	27.9%	27.9%	0.0%

The 5.1% decrease in selling, general and administrative expense for the quarter ended March 31, 2009 was primarily attributed to lower spending on selling and marketing activities, the benefit of a stronger dollar which reduced SG&A by approximately $7 million, along with careful expense management initiatives which helped reduce overall administration costs. This was achieved despite an increase in pension expense and a $4.3 million charge related to legal matters.

	Quarter Ended March 31,
	2009	2008	Percent Change
(in millions)
Research and Development	$59.9	$62.7	(4.5)%
As a percentage of total revenue	8.7%	8.6%	0.1%

The decrease in research and development (“R&D”) of $2.8 million in the quarter ended March 31, 2009 compared to the same period last year is mainly due to re-prioritization of our R&D projects, yet we continue to fund significant R&D programs within high potential areas such as flow cytometry and molecular diagnostics. R&D as a percent of revenue remained consistent with that of the prior year.

	Quarter Ended March 31,
	2009	2008	Percent Change
(in millions)
Restructuring and acquisition related costs	$26.4	$0.7	>100%

Restructuring and acquisition related costs— Restructuring and acquisition related cost increased by $25.7 million during the first quarter, when compared to the prior year quarter. This increase is primarily due to closure and relocation of certain manufacturing and distribution sites along with activities related to our plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. The restructuring cost related to the closure and relocation of these sites includes severance, relocation, and other duplicative exit costs. Additionally, we incurred approximately $9.8 million in outside legal and investment banking expenses associated with the Olympus Diagnostics Acquisition.

Operating Income

Management evaluates business segment performance based on revenue and operating income exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the quarters ended March 31, 2009 and 2008 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	Quarter Ended March 31,
	2009	2008
Operating income:
Clinical Diagnostics	$62.0	$52.9
Life Science	4.0	10.6

Total segment operating income	66.0	63.5
Restructuring expenses	(16.6)	(0.7)
Acquisition related costs for Clinical Diagnostics	(9.8)	—
Fair market value inventory adjustment	-	(1.0)

Total operating income	$39.6	$61.8

Non-operating (income) expense:
Interest income	$(1.3)	$(2.6)
Interest expense	10.9	12.3
Other	11.8	(1.3)

Total non-operating expense	21.4	8.4

Earnings before income taxes	$18.2	$53.4

Despite the 3.7% decrease in revenue, operating income from our Clinical Diagnostics segment improved by about $9.1 million. Improved gross margins due to a product mix favoring recurring revenue coupled with a 5% decrease in overall operating expenses contributed to this growth.

The 14.7% decrease in Life Science revenue was partially offset by lower operating expenses, resulting in a $6.6 million decrease to overall Life Science operating income.

Non-Operating (Income) Expense

	Quarter Ended March 31,
	2009	2008	Percent Change
(in millions)
Interest income	$(1.3)	$(2.6)	(50.0)%
Interest expense	10.9	12.3	11.4%
Other non-operating expense (income)	11.8	(1.3)	>100.0%

Interest income decreased during the quarter ended March 31, 2009 due, in part, to our shift from STL’s to OTL’s coupled with overall lower rates of interest on our cash and investment balances.

Interest expense decreased during the quarter ended March 2009, primarily due to a decrease in our average debt levels. Interest expense for both periods reflects our adoption of FSP APB 14-1 which effectively increases the amount of interest expense recorded on our convertible debt instruments. See Note 1 “Recently Adopted Accounting Standards” for a detailed discussion of the accounting change. The adoption of this standard was applied retrospectively to the prior year financial results. Interest expense increased by $3.5 million and $3.3 million for the first quarter of 2009 and 2008, respectively as a result of implementing this accounting change.

Other non-operating expense increased by $13.1 million over the prior year quarter. This was primarily related to a $11.8 million hedging loss associated with forward contracts to purchase Japanese yen to mitigate the risk associated with changes in the value of the yen since our purchase price for the Olympus Diagnostics Acquisition will be paid in yen. As a result of the movement in currency, the U.S. dollar converted purchase price of approximately $780 million (based on the exchange rates as of February 27, 2009) was also reduced by an amount approximating our hedging loss.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

Our effective tax rate decreased from tax expense of 23.4% of pre-tax profit during the first quarter of 2008 to a tax benefit of 13.2% during the current quarter. The effective tax rate was impacted by discrete events which reduced tax expense for the current quarter and consisted primarily of settlement of tax audits of prior years, changes in judgment related to uncertain tax positions in prior years, and changes to various tax credits and tax accounting methods based on tax returns filed or to be filed for tax year 2008.

Our effective tax rate for the full year 2009 could be impacted by a number of factors such as new tax laws, interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our use of tax credits and our geographic profit mix. We expect our effective tax rate for the year to be approximately 25% compared to 23% for 2008. The increase in tax rate is primarily attributable to a shift in geographic mix of income, with more income in 2009 in higher-tax rate countries such as the U.S. The 2008 tax rate was also favorably impacted by additional tax credits.

During the first quarter 2009 we filed certain tax accounting method changes with the U.S. Internal Revenue Service. As a result of these accounting method changes, certain tax deductions will be accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year. This loss will be carried back to the 2006 tax year and reduce taxes previously paid. We expect to receive tax refunds of at least $45 million as a result of these accounting method changes. The acceleration of these tax deductions reduces certain permanent tax benefits in tax years 2008 and 2006. The impact of the reduction of these permanent tax benefits, totaling $3.4 million, has been reflected as a discrete item in the tax provision for the three months ended March 31, 2009.

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

Our business model, in particular recurring revenue comprised of consumable supplies (including reagent test kits), service, and OTL payments, allows us to generate substantial operating cash flows. We are currently investing a substantial portion of this cash flow in instruments leased to customers. We expect operating cash flows to increase as our OTL lease portfolio continues to build. We anticipate our operating cash flows together with the funds available through our credit facilities will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows and other sources of liquidity to:

•	finance the Olympus Diagnostics Acquisition,

•

facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from new technologies gained through licensing arrangements, existing R&D projects, and business acquisitions,

•

maintain our quarterly dividend. Our dividend paid in the first quarter was $0.17 per share. In April 2009, our Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on May 22, 2009 to stockholders of record on May 8, 2009. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2009 of $0.17 per share,

•	pay costs associated with our supply chain initiatives,

•	continue our Orange County consolidation project (as further described below), and

•	make pension and postretirement plan contributions of approximately $41 million.

We anticipate that our Orange County consolidation project will result in cash outflows of approximately $50 to $60 million during 2009, the vast majority of which is associated with renovations and other capital expenditures. Although we may begin to incur some payments associated with the environmental clean up of our Fullerton facility, we expect more significant payments to occur in 2010 and beyond. Proceeds from the potential sale of the Fullerton facility are not anticipated until 2010 or later.

Following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Quarter Ended March 31,
	2009	2008
Cash provided by (used in):
Operating activities	$105.7	$61.6
Investing activities	(60.5)	(76.2)
Financing activities	(7.3)	(1.4)
Effect of exchange rates on cash and cash equivalents	(10.2)	3.5

Change in cash and cash equivalents	$27.7	$(12.5)

Cash provided by operating activities for the first quarter of 2009 increased by $44.1 million. The increase in operating cash flow resulted primarily from timing of vendor payments as well as an increase in the collection of our receivables, resulting in about a seven day decrease in our days sales outstanding (“DSO”) during the first quarter of 2009 as compared to the first quarter of 2008.

Investing activities used cash of $60.5 million in the first quarter of 2009, compared to $76.2 million in the same period in 2008, a decrease of $15.7 million. This decrease is primarily related to a decrease in new customer leased instruments offset by an increase in payments for property, plant and equipment. We also made payments in the prior year for contingent price elements of previous acquisitions.

Cash flows used in financing activities increased by $5.9 million compared to the same period in the prior year due primarily to a decrease in the proceeds from the issuance of stock as well as a decrease in tax benefits from share based payment transactions.

Financing Arrangements

At March 31, 2009 approximately $188 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $40 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available, excluding the accounts receivable securitization program described below.

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold an ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. The term of the agreement extends to October 28, 2009 and the maximum borrowing amount is $125.0 million. We did not have any amounts drawn on the facility as of March 31, 2009.

In January 2005, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) that will terminate in January 2010. The Credit Facility provides us with a $300.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $500.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus a 0.275% to 0.875% margin. We also must pay a facility fee of 0.150% per annum on the aggregate average daily amount of each lender’s commitment. We are currently in the process of renewing our Credit Facility. At March 31, 2009, there was no balance drawn on the Credit Facility.

We currently expect to finance the Olympus Diagnostics Acquisition purchase price with a combination of proceeds from a $500 million debt offering, newly issued common stock (representing approximately U.S. $250 million), with the remaining balance being paid from cash.

Global Market and Economic Conditions

Global market and economic conditions have been, and continue to be, disrupted and volatile. Concerns about the systemic impact of geopolitical issues, the availability and cost of credit, currency volatility, slowing and declining global economies, the United States mortgage market and a declining real estate market in the U.S. and elsewhere have contributed to the increased market volatility as well as diminished expectations for the United States and other world economies. These conditions combined with declining business and consumer confidence and increased unemployment have contributed to the market volatility.

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, or in some cases cease, to provide funding to borrowers. The economic conditions also might impact counterparties ability to perform under existing hedging agreements. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition and the liquidity and financial condition of our customers and suppliers. If these market conditions continue, they may limit our ability, and the ability of our customers and suppliers, to replace maturing liabilities and access the capital markets to meet liquidity needs, which could result in an adverse effect on our financial condition and results of operations. It also may affect our ability to issue and the terms of equity and debt capital, including our intended financing of the Olympus Diagnostics Acquisition.

The disruptions in the equity and credit markets, as mentioned above, have resulted in depressed security values in most types of investment and non-investment grade bonds and debt obligations and mortgage and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities. Our pension plans invest in a variety of equity and debt securities, including securities that have been impacted by this disruption. The value of our U. S. pension plan assets had declined by approximately $47 million as of March 31, 2009 as compared to December 31, 2008. Our U.S. pension plan is underfunded at March 31, 2009 as a result of the decline in the credit and equity markets. Our worldwide pension expense is expected to increase by about $25 million in 2009. We expect to make contributions of about $37 million to our U.S. and international pension plans during 2009. We may decide to make additional pension plan contributions beyond the required minimum in the future.

Notwithstanding the above, we believe our cash flows from operations together with existing cash balances, available borrowings under our credit facility and other sources of liquidity will be adequate to meet our anticipated requirements for interest payments, other debt service obligations, working capital, capital expenditures, lease payments, pension contributions and other operating needs for the next year. There can be no assurance, however, that our business will continue to generate cash flow at or above current levels. We believe that we will be able to issue debt and equity securities to finance the Olympus Diagnostics Acquisition, however there can be no assurances that these offerings will be successful. Future operating performance and our ability to service or refinance existing indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control as described above.

Recent Accounting Developments

See Note 1 “Nature of Business and Summary of Significant Accounting Policies“ of the Notes to the Condensed Consolidated Financial Statements in this filing for a description of recently adopted accounting pronouncements as well as new accounting standards not yet adopted.

Other Events

Our shareholder rights plan expired on March 20, 2009 in accordance with its terms. Accordingly, the rights issued pursuant to Beckman Coulter, Inc.’s Stockholder Protection Rights Agreement, dated as of February 4, 1999, by and between Beckman Coulter, Inc. and First Chicago Trust Company of New York, expired pursuant to its terms.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Except as noted below, there have been no significant changes in our market risk exposures from the amounts and descriptions disclosed therein.

On February 27, 2009, we announced that we had signed a definitive agreement to buy the lab-based diagnostics business of Olympus Corporation for 77.45 billion Japanese yen (approximately U.S. $780 million based on currency exchange rates as of February 27, 2009), which we expect to close in the third quarter of 2009. To mitigate unfavorable fluctuation in the movement of the yen in relation to the U.S. dollar, we entered into forward contracts to purchase Japanese yen at the spot rate to effectively fix the U.S.

dollar cost of the total payment to approximately $780 million. The forward contracts do not qualify as a cash flow hedge under accounting rules, therefore, we recognized a fair value loss of $11.8 million during the first quarter of 2009, which is reflected within the non-operating expense line of our consolidated statement of earnings. As of March 31, 2009, the purchase price of the Olympus Diagnostics Acquisition in yen was equal to approximately $768 million.

In addition to our foreign currency risk associated with the Olympus Diagnostics Acquisition described above, we have significant foreign currency exposures relate to the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of March 31, 2009 and December 31, 2008, the notional amounts of all derivative foreign exchange contracts were $962.9 million (which includes the forward contract related to the Olympus Diagnostics Acquisition as noted above) and $257.8 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of March 31, 2009 and December 31, 2008 were a net asset of $11.7 million and $25.7 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2009. The analysis showed that a 10% strengthening of the U.S. dollar would result in loss from a fair value change of $52.3 million and a 10% weakening of the U.S. dollar would result in gain from a fair value change of $76.7 million in these instruments. Losses and gains on the underlying hedged transactions would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at March 31, 2009 were not materially different than those at December 31, 2008, except for the forward contracts entered into to hedge the purchase price of the Olympus Diagnostics Acquisition.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $0.1 million based on the amount of variable rate debt outstanding at March 31, 2009.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 3, “Derivatives“ and Note 4, “Fair Value Measurements“ of the Notes to Condensed Consolidated Financial Statements included in Part I “Financial Information,” Item 1 “Financial Statements” of this filing.

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

PART II—OTHER INFORMATION

Item 1	Legal Proceedings

Certain of our legal proceedings in which we are involved are discussed in Note 13 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q and are incorporated herein by reference.

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

Our products and operations are subject to a number of federal, state, local and foreign laws and regulations. A determination that our products or operations are not in compliance with these laws and regulations could subject us to civil and criminal penalties, prevent us from manufacturing or selling certain of our products and cause us to incur substantial costs in order to be in compliance. In addition, changes to existing laws or regulations, changes in interpretation of these laws and regulations or the adoption of new laws or regulations, including the effect of potential health care reforms, also could prevent us from manufacturing or selling our products, reduce funding for government and academic research and cause us to incur substantial compliance costs. The passage of potential health care reforms, changes in tax laws and their interpretation in the United States and other countries, the effect of taxes and changes in tax policy also may adversely affect our results of operations.

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

Within the pension plan assets, we maintain a significant portfolio of marketable securities as well as other assets subject to market fluctuations. Our earnings and stockholder’s equity could be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by general economic conditions, changes in interest rates, downgrades in the corporate bonds included in the portfolio and other factors. Each of these events may cause us to reduce the carrying value of our investment portfolio and may result in higher pension expense or our pension plans being further under funded.

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

If we do not achieve the contemplated benefits of our pending acquisition of the Diagnostic Systems Business, our business and financial condition may be materially impaired.

If we consummate the Olympus Diagnostics Acquisition, it will increase the size of our company and expand the geographic areas in which we operate. We cannot assure that we will achieve the desired benefits from the Olympus Diagnostics Acquisition. In addition, the consummation of the Olympus Diagnostics Acquisition is subject to certain closing conditions, including the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, as well as receipt of applicable non-U.S. antitrust approvals. While we intend to consummate the Olympus Diagnostics Acquisition as soon as practicable after such approvals are obtained, there can be no assurance that we will obtain such approvals or satisfy the other conditions to consummation of the Olympus Diagnostics Acquisition on schedule or at all. If we do not complete the Olympus Diagnostics Acquisition, we may be required to pay a termination fee of approximately $25 million to Olympus Corporation.

Our acquisition of the Olympus Diagnostic Systems Business involves the integration of the Olympus Diagnostic Systems Business with our Clinical Diagnostics business. If we cannot successfully integrate the Olympus Diagnostic Systems Business operations with our Clinical Diagnostics business, we may experience material negative consequences to our business, financial condition or results of operations. The integration of the two businesses that have previously operated separately will be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

•    diversion of senior management’s attention from the management of daily operations to the integration of operations;

•    demands on the management of our Clinical Diagnostics business related to the increase in the size and scope of the distribution business for which they are responsible;

•    difficulties in the assimilation of different corporate cultures, practices and sales and distribution methodologies, as well as in the assimilation and retention of geographically dispersed operations and personnel;

•    difficulties in implementing information technology to support the entire combined business;

•    the potential loss of key personnel who choose not to join the combined business;

•    the potential loss of key customers who choose not to do business with the combined business;

•    larger foreign operations and increased exposure to risks relating to business operations outside the United States;

•    difficulties and unanticipated expenses related to the integration of facilities, departments, systems, including accounting systems, computer and other technologies, books and records and procedures, as well as in maintaining uniform standards, including internal accounting controls, procedures and policies;

•    difficulties in obtaining the leverage across the companies’ installed base that is anticipated, which could offset any such savings and other synergies resulting from the Olympus Diagnostics Acquisition;

•    difficulties in implementing anticipated changes to infrastructure, which could offset any such savings and other synergies resulting from the Olympus Diagnostics Acquisition;

•    fluctuations in foreign currency rates, which could cause the operating results of the Olympus Diagnostic Systems Business and any such savings or other synergies we expect from the Olympus Diagnostics Acquisition to fail to meet our current expectations;

•    costs and expenses associated with any undisclosed or potential liabilities; and

•    the use of cash resources and increased capital expenditures on integration and implementation activities in excess of our current expectations, which could offset any such savings and other synergies resulting from the Olympus Diagnostic Systems Business acquisition.

Even if we are able to successfully integrate the operations of the Olympus Diagnostic Systems Business, we may not be able to realize the cost savings, synergies and growth that we anticipate from the integration in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect.

The Olympus Diagnostic Systems Business operations are subject to their own risks, which we may not be able to manage successfully. There may be additional risks resulting from the Olympus Diagnostic Systems Business acquisition that are not presently known to us which could adversely affect us.

The results of operations of the Diagnostic Systems Business are subject to many of the same risks that affect our financial condition and results of operations and, more specifically, those of our Clinical Diagnostics business. There may be additional risks resulting from the Olympus Diagnostic Systems Business acquisition that are not presently known to us. Any discovery of adverse information concerning the Olympus Diagnostic Systems Business after the closing of the acquisition could be material and, in many cases, we would have limited rights of recovery. The indemnification provided in the master purchase agreement may not be sufficient to protect us from, or compensate us for, all losses resulting from the acquisition or the Olympus Diagnostic Systems Business’s prior operations. For example, under the terms of the master purchase agreement, indemnification is limited to certain subject matters and the maximum aggregate amount of such losses for which Olympus will indemnify us is, subject to certain exceptions, limited to 12.5% of the purchase price of the Olympus Diagnostic Systems Business. A material loss associated with the Olympus Diagnostic Systems Business acquisition for which there is not adequate indemnification could negatively affect our results of operations, our financial condition and our reputation in the industry and reduce the anticipated benefits of the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No repurchases were made pursuant to our share repurchase program during the quarter ended March 31, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on April 23, 2009. At the meeting the shareholders elected management’s slate of directors, with new terms expiring at the 2011 annual stockholders meeting, and approved two additional proposals with the following vote distribution:

Election of Directors	Votes For	Votes Withheld
Peter B. Dervan, Ph.D.	51,554,015	4,292,517
Scott Garrett	50,973,249	4,873,283
Susan R. Nowakowski	53,717,790	2,128,742
Glenn S. Schafer	53,657,807	2,188,725

The remaining members of the Board of Directors will continue in office until the year in which their terms expire as follows:

Terms expiring in 2010: Robert G. Funari, Charles A. Haggerty and William H. Kelley, M.D.

Terms expiring in 2011: Kevin M. Farr, CPA, Van B. Honeycutt and Betty Woods

Other Matters	Votes For	Votes Withheld	Abstain
Ratify the appointment of KPMG LLP as our independent registered public accounting firm for fiscal year 2009	52,063,793	3,631,594	151,145
Amend the Company’s 2007 Long-Term Performance Plan	37,842,561	11,160,866	229,216

Item 6.	Exhibits

Exhibit No.	Exhibit Description

2.1	Master Purchase Agreement dated as of February 27, 2009 by and between Olympus Corporation and Beckman Coulter, Inc.*

10.1	Management Incentive Plan

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated May 5, 2009

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

* Schedules to the Master Purchase Agreement have been omitted pursuant to Item 6012(b)(2) of Regulation S-K. Registrant agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: May 5, 2009	By	/s/ Scott Garrett
Scott Garrett
Chairman of the Board, President and Chief Executive Officer

Date: May 5, 2009	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President & Chief Financial Officer

Date: May 5, 2009	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Master Purchase Agreement dated as of February 27, 2009 by and between Olympus Corporation and Beckman Coulter, Inc.*

10.1	Management Incentive Plan

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated May 5, 2009

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

*	Schedules to the Master Purchase Agreement have been omitted pursuant to Item 6012(b)(2) of Regulation S-K. Registrant agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.