Form 10-Q
period 2009-06-30
BECKMAN COULTER INC
filed 2009-08-05
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

The number of outstanding shares of the registrant’s common stock as of July 27, 2009 was 68,549,141 shares.

Beckman Coulter, Inc.

FORM 10-Q for the Quarter Ended June 30, 2009

PART I—Financial Information

Item 1.	Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except amounts per share)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$665.5	$120.0
Trade and other receivables, net	688.2	706.7
Inventories	535.7	496.2
Deferred income taxes	67.5	62.5
Prepaids and other current assets	106.0	76.3

Total current assets	2,062.9	1,461.7
Property, plant and equipment, net	497.9	465.5
Customer leased instruments, net	462.2	448.7
Goodwill	700.9	696.3
Other intangible assets, net	391.3	396.8
Deferred income taxes	-	1.3
Other assets	62.1	71.5

Total assets	$4,177.3	$3,541.8

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$200.4	$172.2
Accrued expenses	446.6	416.9
Income taxes payable	-	29.7
Short-term borrowings	4.7	21.4
Current maturities of long-term debt	4.1	4.4

Total current liabilities	655.8	644.6
Long-term debt, less current maturities	1,311.6	819.0
Deferred income taxes	64.4	-
Other liabilities	529.5	595.9

Total liabilities	2,561.3	2,059.5

Commitments and contingencies (see Note 14)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 69.0 and 68.8 at June 30, 2009 and December 31, 2008, respectively; shares outstanding 63.8 and 63.0 at June 30, 2009 and December 31, 2008, respectively	6.9	6.9
Additional paid-in capital	628.5	621.5
Retained earnings	1,441.3	1,381.6
Accumulated other comprehensive loss	(167.3)	(199.8)
Treasury stock, at cost: 4.9 and 5.5 common shares at June 30, 2009 and December 31, 2008, respectively	(293.4)	(327.9)
Common stock held in grantor trust, at cost: 0.4 common shares at June 30, 2009 and December 31, 2008	(20.9)	(19.3)
Grantor trust liability	20.9	19.3

Total stockholders’ equity	1,616.0	1,482.3

Total liabilities and stockholders’ equity	$4,177.3	$3,541.8

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except amounts per share)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Recurring revenue – supplies, service and lease payments	$629.0	$618.7	$1,202.7	$1,198.0
Instrument sales	127.7	179.6	245.5	330.8

Total revenue	756.7	798.3	1,448.2	1,528.8

Cost of recurring revenue	285.0	278.1	553.3	548.6
Cost of instrument sales	114.8	153.3	218.9	284.5

Total cost of sales	399.8	431.4	772.2	833.1

Gross profit	356.9	366.9	676.0	695.7

Operating costs and expenses
Selling, general and administrative	198.7	212.7	391.9	416.3
Research and development	60.7	77.7	120.6	140.4
Restructuring and acquisition related costs	21.6	4.7	48.0	5.4

Total operating costs and expenses	281.0	295.1	560.5	562.1

Operating income	75.9	71.8	115.5	133.6

Non-operating (income) expense
Interest income	(1.3)	(3.6)	(2.6)	(6.2)
Interest expense	17.5	15.5	28.4	27.8
Other, net	(18.7)	(2.2)	(6.9)	(3.5)

Total non-operating (income) expense	(2.5)	9.7	18.9	18.1

Earnings before income taxes	78.4	62.1	96.6	115.5
Income tax provision	17.6	16.2	15.2	28.7

Net earnings	$60.8	$45.9	$81.4	$86.8

Basic earnings per share	$0.95	$0.73	$1.28	$1.38

Diluted earnings per share	$0.94	$0.71	$1.26	$1.35

Weighted average number of shares outstanding (in thousands)
Basic	63,841	62,969	63,693	63,005
Diluted	64,828	64,397	64,428	64,435

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net earnings	$81.4	$86.8
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	138.8	122.4
Provision for doubtful accounts receivable	0.2	4.4
Share-based compensation expense	18.7	18.1
Gain on sales of building and land	-	(5.9)
Accreted interest on convertible debt	7.1	6.6
U.S. pension trust contributions	(24.0)	(8.2)
Deferred income taxes	(10.0)	3.1
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	24.5	(6.0)
Prepaids and other current assets	(12.9)	1.3
Inventories	(50.4)	(38.5)
Accounts payable and accrued expenses	40.8	(30.5)
Income taxes payable	14.4	(32.2)
Long-term lease receivables	7.6	7.3
Other	(10.7)	3.6

Net cash provided by operating activities	225.5	132.3

Cash flows from investing activities
Additions to property, plant and equipment	(66.0)	(39.4)
Additions to customer leased instruments	(72.7)	(95.8)
Proceeds from sales of building and land	-	7.4
Payments for business acquisitions and technology license assets, net of cash acquired	(18.8)	(15.3)

Net cash used in investing activities	(157.5)	(143.1)

Cash flows from financing activities
Dividends to stockholders	(21.7)	(21.2)
Proceeds from issuance of stock	28.9	38.4
Repurchase of common stock as treasury stock	-	(70.9)
Repurchase of common stock held in grantor trust	(1.7)	(1.1)
Excess tax benefits from share-based payment transactions	1.3	6.3
Proceeds from issuance of long-term debt	497.8	-
Debt issuance costs	(9.0)	-
Debt repayments	-	(16.7)
Net (repayments) borrowings on lines of credit	(18.9)	58.5

Net cash provided by (used in) financing activities	476.7	(6.7)

Effect of exchange rates on cash and cash equivalents	0.8	4.0

Change in cash and cash equivalents	545.5	(13.5)
Cash and cash equivalents – beginning of period	120.0	83.0

Cash and cash equivalents – end of period	$665.5	$69.5

Supplemental Information:
Non-cash investing and financing activities
Liabilities incurred in connection with the purchase of property, plant and equipment	$9.5	$3.0
Liabilities incurred in connection with equity offering	$11.2	$-

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

Revenue, expenses, assets and liabilities can vary between the quarters of the year. As such, our results of operations for the three months ended June 30, 2009 are not necessarily indicative of the operating results to be expected for the full year or any future period.

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

The effective tax rate for the three and six months ended June 30, 2009 was 22.4% and 15.7% respectively. The effective tax rate was impacted by discrete events which reduced tax expense for the three months ended June 30, 2009 by a net $5.5 million. Discrete events occurring in the three months ended June 30, 2009 that reduced tax expense by $6.5 million consisted primarily of settlement of a foreign tax audit of prior years and a claim for additional tax credits in the U.S. for the 2006 tax year, offset by discrete events that increased tax expense by $1.0 million primarily as a result of changes in judgment related to uncertain tax positions in prior years. Discrete events occurring in the three months ended March 31, 2009 that reduced tax expense by $11.2 million consisted primarily of settlement of tax audits of prior years, changes in judgment related to uncertain tax positions in prior years, and changes to various tax credits, offset by discrete events that increased tax expense by $3.4 million as a result of changes in certain tax accounting methods.

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. The audit of our U.S. federal income tax returns for 2004 and 2005 was closed in the first quarter 2009, which resulted in a reduction in our liabilities for uncertain tax positions of $7.8 million, which reduced income tax expense. Tax years 2006 and 2007 remain open to U.S. federal income tax examination and an audit by the IRS for these years commenced in April 2009. The audit of our German subsidiary’s tax returns for 2003 through 2005 was closed in the second quarter 2009, which resulted in a net reduction in our liabilities for uncertain tax positions of $3.5 million. We are no longer subject to state income tax examinations by tax authorities in our major state jurisdictions for years prior to 2004. The earliest tax years of our major international subsidiaries that are subject to non-U.S. income tax examinations by tax authorities are: Switzerland, 1998; Hong Kong, 2001; Italy, Japan and the United Kingdom, 2004; Canada, 2005; and France and Germany, 2006.

During the first quarter of 2009, we filed certain tax accounting method changes with the U.S. Internal Revenue Service (“IRS”). As a result of these accounting method changes, certain tax deductions will be accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year. This loss will be carried back to the 2006 tax year and reduce taxes previously paid. We received tax refunds of $31 million in the second quarter of 2009 as a result of these accounting method changes and expect to receive additional tax refunds of at least $14 million as a result of the carryback of the net operating loss to 2006. The acceleration of these tax deductions reduces certain permanent tax benefits in tax years 2008 and 2006. The impact of the reduction of these permanent tax benefits, totaling $3.4 million, was reflected as a discrete item in the tax provision for the three months ended March 31, 2009.

Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” requires us to accrue interest and penalties where there is underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of interest expense which is consistent with the prior year treatment. At June 30, 2009, we had $2.1 million in accrued interest and penalties for taxes. During the first six months of 2009, we reversed $3.2 million of interest and penalties primarily as a result of the settlement of tax audits.

The total amount of unrecognized tax benefits as of June 30, 2009 was $28.3 million, which if recognized, would affect our effective tax rate in future periods.

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and effective tax rate in the period of resolution. It is reasonably possible that our liability for uncertain tax positions will be reduced by as much as $3.9 million over the next 12 months as a result of the settlement of tax positions with various tax authorities.

Recently Adopted Accounting Standards

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 as of June 30, 2009. See Note 16 “Subsequent Events” for additional disclosure included.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued Staff Position (“FSP”) SFAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”). This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. FSP SFAS 157-4 amends SFAS No. 157, Fair Value Measurements (“SFAS 157”) to require interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. FSP SFAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP SFAS 157-4 as of June 30, 2009 did not have a material impact on our consolidated financial position, results of operations and cash flows.

Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion

In May 2008, the FASB issued FSP No. APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”).” Under this standard, convertible debt securities that may be settled in cash (or other assets), including partial cash settlement, are separated into a debt and equity component. The value assigned to the debt component as of the issuance date is the estimated fair value based on a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the securities and the estimated fair value assigned to the debt component represents the equity component. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate and is subsequently accreted to its par value over its expected life, using the rate of interest that reflects the market rate at issuance. This standard requires retrospective application and the new model for cash-settleable convertible instruments applies to both new and previously issued instruments in current and comparative periods in fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted FSP APB 14-1 as of January 1, 2009.

In December 2006, we issued $600.0 million of convertible notes at a coupon rate of 2.5% (the Convertible Notes). Upon the adoption of FSP APB 14-1, we assigned an initial value of $493.8 million to the debt component of the Convertible Notes based on a similar debt instrument without the conversion feature. The market rate of interest applied to determine that value was 5.59%. The difference between the proceeds obtained and the fair value of the debt component was assigned to the equity component. The initial term over which the debt discount is amortized is 7 years, while the remaining period over which the unamortized discount will be recognized is approximately 5 years. The Convertible Notes have a conversion feature that will allow the holders of the Convertible Notes to convert, in increments of $1,000 principal, their investment into 13.4748 shares of our common stock (equivalent to a conversion price of approximately $74.21 per share of common stock, subject to adjustment). Interest cost for the period included the interest coupon of $3.8 million for the three months ended June 30, 2009 and 2008 and $7.6 million for the six months ended June 30, 2009 and 2008, respectively. Also included within interest cost was amortization of the discount in the amount of $3.6 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively and $7.1 million and $6.6 million for the six months ended June 30, 2009, respectively. The adoption of this standard as of January 1, 2009, was applied retrospectively and reduced net earnings by $1.9 million and diluted earnings per share by $0.03 for the three months ended June 30, 2008 and $3.9 million and $0.06 for the six months ended June 30, 2008. The cumulative effect of the change reduced the January 1, 2009 retained earnings by $16.0 million.

The following table sets forth the effect of the retrospective application of FSP APB 14-1 on certain previously reported line items:

Consolidated Statements of Earnings:

	Three Months Ended June 30, 2008
	As Previously Reported	As Adjusted
Interest expense	$12.2	$15.5
Income tax provision	$17.5	$16.2
Net earnings	$47.8	$45.9
Basic earnings per share	$0.76	$0.73
Diluted earnings per share	$0.74	$0.71

	Six Months Ended June 30, 2008
	As Previously Reported	As Adjusted
Interest expense	$21.2	$27.8
Income tax provision	$31.3	$28.7
Net earnings	$90.7	$86.8
Basic earnings per share	$1.44	$1.38
Diluted earnings per share	$1.41	$1.35

Consolidated Balance Sheets:

	December 31, 2008
	As Previously Reported	As Adjusted
Long-term debt, less current maturities	$896.3	$819.0
Additional paid-in capital	$559.2	$621.5
Deferred income tax assets	$32.3	$1.3
Retained earnings	$1,397.6	$1,381.6

The following table provides additional information about our convertible debt instrument that is subject to FSP APB 14-1:

	June 30, 2009	December 31, 2008
Principal amount of the liability component	$600.0	$600.0
Unamortized discount of liability component	$72.0	$79.1
Net carrying amount of liability component	$528.0	$520.9
Carrying amount of the equity component	$103.7	$103.7

Accounting for Business Combinations

In December 2007, the FASB issued SFAS 141(R). This standard requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141(R) replaces the cost-allocation process of SFAS No. 141, “Business Combinations,” which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141(R) also nullifies Emerging Issues Task Force (“EITF”) 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” which required entities to record adjustments to deferred tax assets and uncertain tax position balances arising in a business combination as an increase or decrease to goodwill (irrespective of the one-year allocation period). SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009, except for the provisions related to income tax adjustments, which apply to all business combinations regardless of consummation date. We applied the provisions of SFAS 141(R) on current year business combinations and on income tax adjustments related to prior business combinations. As a result of implementing SFAS 141 (R), acquisition costs of $11.9 million and $21.7 million which included legal, accounting and investment banking fees were expensed in the three and six months ended June 30, 2009, respectively, in connection with the acquisitions of Olympus Corporation’s diagnostics systems business and Cogenics. Both acquisitions are further described in Note 2 “Acquisitions”. Also, see Note 3 “Restructuring Activities and Acquisition Related Costs” for further discussion on these acquisition costs.

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of EITF 07-5 as of January 1, 2009 did not have a material impact on our consolidated financial position, results of operations and cash flows. As further discussed in Note 11 “Debt and Equity Financing” we entered into forward sale agreements to sell equity to finance a portion of the acquisition of Olympus Corporation’s diagnostics systems business. The forward sale agreements were considered indexed to the Company’s own stock after being evaluated under EITF 07-5 and were further evaluated under EITF 00-19 to be classified as equity.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”). This statement applies to recognized intangible assets that are accounted for pursuant to FASB Statement No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP FAS 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset. In addition, FSP FAS 142-3 increases the disclosure requirements related to renewal or extension assumptions. FSP FAS 142-3 applies prospectively to all intangible assets acquired after the effective date of January 1, 2009. The adoption of FSP FAS 142-3 had no effect on our consolidated financial position, results of operations and cash flows.

Fair Value Measurements

In February 2008, the FASB issued FSP FAS 157-2 (“Effective Date of FASB Statement No. 157”) (“FSP FAS 157-2”). FSP FAS 157-2 delayed the effective date of SFAS 157 “Fair Value Measurements” (“SFAS 157”) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted the provisions of SFAS 157 as it relates to nonrecurring fair value measurement requirements for non-financial assets and liabilities. As of January 1, 2009 and June 30, 2009, we did not have any significant non-recurring fair value adjustments for our non-financial assets and non-financial liabilities.

New Accounting Standards Not Yet Adopted

The FASB Accounting Standards Codification and the Hierarchy of U.S. GAAP

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009 and will be effective for us in the third quarter of 2009. Adoption of this standard will change future authoritative accounting literature references included in our financial statements to be in accordance with the Codification.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets (“SFAS 166”). SFAS 166 removes the concept of a qualifying special-purpose entity (QSPE) from SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS 140”) and removes the exception from applying FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”). This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact, if any, of the adoption of SFAS 166 on our consolidated financial position, results of operations and cash flows.

Change in Presentation

We have a hedging program to reduce the risk of foreign currency changes on cash flows generated from intercompany inventory purchases. In the first quarter of 2009, our results of operations were impacted more significantly by currency changes, a portion of which was offset by the results of our hedging program. To reflect this net currency impact on our operating results, we have reclassified our gains and losses related to cash flow hedging activities and foreign currency transactions to cost of sales from non-operating income or expense for all periods presented. The amounts reclassified for the prior periods were not material.

Note 2.	Acquisitions

We entered into a master purchase agreement with Olympus Corporation, which we also refer to as Olympus, dated February 27, 2009, to acquire the diagnostic systems portion of Olympus Corporation’s life science business, (“the Olympus Diagnostic Systems Business”), for 76 billion Japanese yen (the “Olympus Diagnostics Acquisition”). The purchase price is subject to adjustment based on a comparison of estimated net assets at closing to a target amount of net assets as well as a reduction for net debt remaining at the closing. Olympus is a Tokyo-headquartered precision technology company that creates opto-digital solutions in healthcare, life science and consumer electronic products. The Olympus Diagnostic Systems Business encompasses the development, manufacturing, marketing, sale, distribution and use of clinical chemistry and immunoassay analyzers, blood transfusion testing systems, and the chemical reagents and other consumables used with them, and related laboratory automation equipment, for in vitro diagnostic testing of samples from humans and animals.

On August 3, 2009 (Tokyo time), we completed the Olympus Diagnostics Acquisition through a cash payment of approximately 76 billion Japanese yen (approximately U.S. $800 million based on currency exchange rates as of August 3, 2009). The final purchase price is subject to change based upon the final amount of net assets as of the closing as determined within 90 days of closing.

On February 27, 2009, we entered into forward contracts with Bank of America, N.A., J.P. Morgan Chase, Wells Fargo Bank, N.A., Morgan Stanley Capital Services Inc., The Royal Bank of Scotland and Scotia Capital covering the full amount of the purchase price in order to hedge the risk of changes in the exchange rate of the Japanese yen versus the U.S. dollar between the signing and closing of the Olympus Diagnostics Acquisition. The forward contracts transaction effectively fixed the U.S. dollar cost of the purchase price at $780 million U.S. dollars. See Note 4 “Derivatives” for further discussion.

The foregoing description of the Olympus Diagnostics Acquisition is qualified in its entirety by reference to the full text of the master purchase agreement, which is attached as Exhibit 2.1 to the 8-K filed with the SEC on August 4, 2009 and incorporated by reference.

On April 14, 2009, we entered into a Stock Purchase Agreement with Clinical Data Inc. (“CDI”) to acquire Cogenics, the genomics division of CDI. The services that the business provides include DNA and RNA extraction, genotyping and gene expression, as well as multiple applications of Quantitative Polymerase Chain Reaction (“QPCR”) and services for cell bank characterization and biorepository, in both research and regulated environments. The purchase price was $16.4 million.

Note 3.	Restructuring Activities and Acquisition Related Costs

Supply Chain Initiatives

During the first quarter of 2009, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites. Additionally, during 2008, we announced our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities (“Orange County consolidation project”). For the three and six months ended June 30, 2009, we recorded restructuring charges of $9.7 million and $26.3 million, respectively and $4.7 million (net of $0.9 million gain on sale of building and land in Hialeah, Florida) and $5.4 million (net of $3.5 million gain on sale of building and land in Hialeah, Florida), respectively for the three and six months ended June 30, 2008 related to severance, relocation, asset impairment charges and other duplicative exit costs. From January 2007 through the second quarter of 2009, we incurred a total of $65.4 million of net charges associated with our supply chain management initiatives and Orange County consolidation project of which $26.4 million relates to severance costs. In addition, we incurred a charge of $19.0 million in the third quarter of 2008, for the remediation of environmental contamination as further described in Note 14.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheets at June 30, 2009:

Balance at December 31, 2008	$10.2
Additional charges	26.3
Cash payments in 2009	(14.6)

Balance at June 30, 2009	$21.9

Acquisition Related Costs

In connection with the Olympus Diagnostics Acquisition, we incurred acquisition related and integration costs of $10.9 million and $20.7 million during the three and six months ended June 30, 2009. A significant portion of these expenses were related to legal, consulting and investment banking fees. Additionally, we incurred $1.0 million of acquisition related and integration costs during the three and six months ended June 30, 2009 associated with the acquisition of Cogenics.

Note 4.	Derivatives

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

Foreign Currency

We manufacture our products principally in the U.S., but generated approximately 50% of our revenue during the first six months of 2009 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. To mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany cash flows associated with intercompany inventory purchases by our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. The major currencies against which we hedge are the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

The forward contracts that we entered into in connection with the Olympus Diagnostics Acquisition, as further described in Note 2, do not qualify as a cash flow hedge under applicable accounting pronouncements, therefore we recognized fair value gains of $20.5 and $8.7 million during the three and six months ended June 30, 2009, which is reflected within the non-operating expense line of our consolidated statements of earnings.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow hedges were discontinued in the three and six months ended June 30, 2009 and 2008.

Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified into cost of sales upon the recognition of the hedged transaction. We estimate that substantially all of the $1.4 million of unrealized gain ($1.0 million after tax) included in accumulated other comprehensive loss at June 30, 2009 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. As of June 30, 2009 and December 31, 2008, the notional amounts of all derivative foreign exchange contracts were $461.5 and $257.8 million respectively. We have cash flow hedges at June 30, 2009, which settle as late as December 20, 2010.

The following table presents the fair value of derivative instruments within the consolidated balance sheet:

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		June 30, 2009	December 31, 2008		June 30, 2009	December 31, 2008
Derivatives designated as hedging Instruments under Statement 133
Foreign exchange forwards and options	Other current assets	$8.8	$27.2	Other current liabilities	$2.0	$1.5

Foreign exchange forwards	Other long term assets	1.3	-		1.0	-

Total derivatives designated as hedging instruments under Statement 133		$10.1	$27.2		$3.0	$1.5

Derivatives not designated as hedging instruments under Statement 133
Foreign exchange forwards		$14.5	$-	Other current liabilities	$5.8	$-

Total derivatives not designated as hedging instruments under Statement 133		14.5	-		5.8	-

Total derivatives		$24.6	$27.2		$8.8	$1.5

The following tables present the amounts affecting the consolidated statements of earnings:

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives		Location of Gain (Loss) Reclassified From Accumulated OCI into Net Earnings	Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Net Earnings
	Three Months Ended June 30,			Three Months Ended June 30,
	2009	2008		2009	2008
Derivatives in Statement 133 Cash Flow Hedging Relationships

Foreign exchange forwards and options	$(13.3)	$(0.9)	Cost of sales	$5.9	$2.6

Total	$(13.3)	$(0.9)		$5.9	$2.6

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives		Location of Gain (Loss) Reclassified From Accumulated OCI into Net Earnings	Amount of Gain Reclassified From Accumulated Other Comprehensive Income into Net Earnings
	Six Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
Derivatives in Statement 133 Cash Flow Hedging Relationships

Foreign exchange forwards and options	$(5.8)	$(1.6)	Cost of sales	$12.7	$3.9

Total	$(5.8)	$(1.6)		$12.7	$3.9

	Location of Gain Recognized in Net Earnings on Derivatives	Amount of Gain in Net Earnings on Derivatives
		Three Months Ended June 30,
		2009	2008
Derivatives not designated as hedging instruments under Statement 133

Foreign exchange forwards	Other non-operating income	$20.5	$-

Total		$20.5	$-

	Location of Gain Recognized in Net Earnings on Derivatives	Amount of Gain (Loss) in Net Earnings on Derivatives
		Six Months Ended June 30,
		2009	2008
Derivatives not designated as hedging instruments under Statement 133

Foreign exchange forwards	Other non-operating income	$8.7	$-

Total		$8.7	$-

The bank counterparties to the foreign exchange forward contracts expose us to credit-related losses in the event of their nonperformance. To help mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. The Company monitors ratings and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties as deemed necessary.

Note 5.	Fair Value Measurements

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

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009 and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

		Fair Value Measurements at Reporting Date Using
Description of assets (liabilities)	Fair Value at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$8.9		$8.9
Option contracts	$6.9		$6.9

Our financial liabilities have been classified as Level 2. These derivative contracts have been valued initially at the transaction price and valued subsequently using market data including quotes, benchmark yields, spot rates, and other industry and economic events. See Note 4 “Derivatives” for further discussion on derivative financial instruments.

When necessary, we validate our valuation techniques by understanding the models used and obtaining market values from pricing sources.

Note 6.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net earnings	$60.8	$45.9	$81.4	$86.8

Other comprehensive income
Foreign currency translation adjustments	64.8	7.5	12.6	46.0
Net actuarial gains associated with pension and other postretirement benefits, net of income taxes $(14.4) and $(3.5) for six months ended June 30, 2009 and June 30, 2008, respectively	-	-	23.4	5.4
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $(2.3) and $(4.6) for the three and six months ended June 30, 2009, respectively, and $(0.9) and $(1.9) for the three and six months ended June 30, 2008, respectively	3.9	1.7	7.9	3.3
Derivatives qualifying as hedges:
Net derivative losses, net of income taxes of $5.0 and $2.2 for the three and six months ended June 30, 2009, respectively, and $0.3 and $0.6 for the three and six months ended June 30, 2008, respectively	(8.3)	(0.6)	(3.6)	(1.0)
Reclassifications to cost of sales, net of income taxes of $2.2 and $4.8 for the three and six months ended June 30, 2009, respectively, and $(1.0) and $(1.5) for the three and six months ended June 30, 2008, respectively	(3.6)	1.6	(7.8)	2.4

Other comprehensive income	56.8	10.2	32.5	56.1

Total comprehensive income	$117.6	$56.1	$113.9	$142.9

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	June 30, 2009	December 31, 2008
Cumulative currency translation adjustments	$103.1	$90.5
Pension and other postretirement plan liability adjustments	(271.3)	(302.6)
Net unrealized gain on derivative instruments	0.9	12.3

Total accumulated other comprehensive loss	$(167.3)	$(199.8)

Note 7.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,
	2009			2008
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$60.8	63.841	$0.95	$45.9	62.969	$0.73
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	0.987	(0.01)	-	1.428	(0.02)

Diluted EPS:
Net earnings	$60.8	64.828	$0.94	$45.9	64.397	$0.71

	Six Months Ended June 30,
	2009			2008
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$81.4	63.693	$1.28	$86.8	63.005	$1.38
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	0.735	(0.02)	-	1.430	(0.03)

Diluted EPS:
Net earnings	$81.4	64.428	$1.26	$86.8	64.435	$1.35

For the three and six months ended June 30, 2009, there were 3.9 million shares and 4.6 million shares, respectively, and for the three and six months ended June 30, 2008, there were 0.8 million shares and 0.9 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been antidilutive.

The principal amount of the convertible senior notes issued in December 2006 and due in 2036 (“Convertible Notes”) is expected to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the three and six months ended June 30, 2009 and 2008 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

As a result of retrospectively applying FSP APB 14-1, net earnings for the three and six months ended June 30, 2008 have been adjusted from the previously disclosed amount of $47.8 million to $45.9 million and $90.7 million to $86.8 million, respectively. See Note 1 “Nature of Business and Summary of Significant Accounting Policies” for further discussion on the 2009 adoption of FSP APB 14-1.

In connection with our May 2009 equity offering, as further discussed under Note 11 “Debt and Equity Financing”, we entered into forward sale agreements with certain forward purchasers (the “Forward Purchasers”). Pursuant to the underwriting agreement, the Forward Purchasers borrowed and sold to the Underwriters an aggregate of 4,722,989 shares of the Company’s common stock at an initial forward price of $53.00, before the underwriting discount of $2.25 per share. Before the issuance of our common stock upon the July 27, 2009 settlement of the forward sale agreements, the forward sale agreements were reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share is deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements over the number of shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon settlement. Consequently, there will be a dilutive effect on our diluted earnings per share during periods when the average market price of our common stock is above the per share initial forward sale price of $50.75. Based upon the average market price of our common stock during the quarter, there were approximately 164,000 and 82,000 additional shares considered outstanding for the three and six months ended June 30, 2009, respectively, in our dilutive number of shares.

Note 8.	Sale of Assets

During the six months ended June 30, 2009 and 2008, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $39.1 million and $32.6 million, respectively, for which we received cash proceeds of $39.2 million and $32.6 million, respectively. Substantially all of these sales took place in Japan. These transactions were accounted for as sales. As a result, these Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 9.	Composition of Certain Financial Statement Items

The following is included in cash and cash equivalents at June 30, 2009:

Money Market Portfolio – Bond Funds	Investment
Northern – Government Select Portfolio	$50.0
J. P. Morgan U.S. Government MM Fund	60.0
Morgan Stanley – MM Government Portfolio	14.6
Dreyfus Government Cash Management	30.0
HSBC Investor Government MM Fund	10.0
Goldman Sachs Financial Square Government	60.0
Fidelity – MM Government Portfolio	20.0
High Mark U.S. Government MM Fund	60.0
Wells Fargo Government MM Fund	60.0

Total	$364.6

The above amounts were liquidated in connection with the purchase of the Olympus Diagnostic Systems Business, which we closed on August 3, 2009 (Tokyo time).

Inventories consisted of the following:

	June 30, 2009	December 31, 2008
Raw materials, parts and assemblies	$ 174.2	$ 156.5
Work in process	25.6	19.2
Finished products	335.9	320.5

	$ 535.7	$ 496.2

Changes in the product warranty obligation were as follows:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Beginning Balance	$ 11.9	$ 12.4
Current period warranty charges	4.0	10.0
Current period utilization	(3.8)	(10.3)

Ending Balance	$ 12.1	$ 12.1

Note 10.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2008	$587.0	$109.3	$696.3
Acquisitions and related adjustments	4.6	-	4.6

Goodwill at June 30, 2009	$591.6	$109.3	$700.9

Other intangible assets consisted of the following:

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$128.9	$(46.6)	$82.3	$128.9	$(40.8)	$88.1
Customer relationships	223.9	(92.4)	131.5	219.2	(86.3)	132.9
Other	74.0	(36.6)	37.4	69.4	(33.7)	35.7

	426.8	(175.6)	251.2	417.5	(160.8)	256.7
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	66.6	-	66.6	66.6	-	66.6

	$566.9	$(175.6)	$391.3	$557.6	$(160.8)	$396.8

Estimated future intangible asset amortization expense consists of the following:

2009 (remaining six months)	$14.7
2010	29.0
2011	28.4
2012	24.8
2013	24.0
Thereafter	130.3

Total	$251.2

Note 11.	Debt and Equity Financing

Certain of our borrowing agreements contain covenants that we must comply with, including, a debt to earnings ratio and a minimum interest coverage ratio. At June 30, 2009, we were in compliance with such covenants.

In May 2009, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) and extended the maturity date of the Credit Facility to May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. In connection with the Amendment of the Credit Facility, we incurred issuance costs of $5.3 million which are being amortized over the term of the Credit Facility. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of June 30, 2009 was 2.81%. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of June 30, 2009 was a S&P rating of BBB. At June 30, 2009, no amounts were outstanding under the Credit Facility.

On May 26, 2009, we issued $250.0 million principal amount of the Company’s 6% Senior Notes due 2015 and $250.0 million principal amount of the Company’s 7% Senior Notes due 2019 (the “Notes”). In connection with the Notes, we incurred issuance costs of $4.8 million. The Notes were issued at a discount of $2.3 million which is being amortized over the estimated life of the Notes. At June 30, 2009, the majority of the proceeds from the Notes were included in cash and cash equivalents and invested primarily in money market funds. The proceeds from the Notes were used on August 3, 2009 to fund the Olympus Diagnostics Acquisition that is further described in Note 2 “Acquisitions”.

On May 19, 2009 we entered into forward sale agreements for the sale of an aggregate of 4,722,989 shares of our common stock including an amount equal to the underwriters’ over-allotment option in the public offering. The initial forward sale price was $50.75 per share which was equivalent to the public offering price of $53.00 less the underwriting discount of $2.25. On July 27, 2009 we received net proceeds of approximately $240 million from the issuance of shares in connection with this offering, which were used to fund the Olympus Diagnostics Acquisition. Additionally, we incurred issuance costs of $11.4 million in connection with this offering, which is recorded as a deferred asset as of June 30, 2009.

Note 12.	Share-Based Compensation

Share-based compensation expense was $7.4 million and $8.7 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, share-based compensation expense was $18.7 million and $18.1 million, respectively.

Note 13.	Retirement Benefits

In the first quarter of 2009, we received the final valuations of our pension plans and other postretirement benefit plans to reflect actual census data as of January 1, 2009, which also included a revision to our assumption for the percentage of retirees expected to participate in the postretirement plan. This valuation resulted in a decrease to pension obligations of $2.4 million and postretirement obligations of $35.3 million. Additionally, other comprehensive income increased by $23.3 million and long-term deferred tax liabilities increased by $14.4 million.

For the three and six months ended June 30, 2009 and 2008, the pension and postretirement benefit costs were comprised of:

	Pensions				U.S.
	U.S. Plans		Non-U.S. Plans		Postretirement Benefit Plans
	Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost-benefits earned during the period	$3.9	$4.3	$1.3	$1.4	$0.4	$0.5
Interest cost on benefit obligation	10.7	10.2	2.4	2.8	1.6	1.9
Expected return on plan assets	(11.9)	(14.1)	(2.0)	(3.1)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	(0.1)	(1.1)
Actuarial loss	5.6	3.0	0.8	0.4	-	0.3

Net periodic benefit costs	$8.5	$3.6	$2.3	$1.3	$1.9	$1.6

	Pensions				U.S.
	U.S. Plans		Non-U.S. Plans		Postretirement Benefit Plans
	Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008
Service cost-benefits earned during the period	$7.9	$8.6	$2.5	$2.8	$0.8	$1.0
Interest cost on benefit obligation	21.5	20.4	4.8	5.6	3.3	3.8
Expected return on plan assets	(23.5)	(28.2)	(4.1)	(6.2)	-	-
Amortization:
Prior service cost (credit)	0.4	0.4	(0.4)	(0.4)	(0.2)	(2.2)
Actuarial loss (gain)	11.2	6.0	1.6	0.8	(0.1)	0.6

Net periodic benefit costs	$17.5	$7.2	$4.4	$2.6	$3.8	$3.2

We contributed $24.0 million and $8.2 million to our U.S. pension plan during the six months ended June 30, 2009 and June 30, 2008. We expect to contribute approximately $14.7 million to our other U.S. retirement plans and international pension plans and approximately $4.6 million to our postretirement plan during 2009. If the value of pension assets continues to decline we may decide to make additional pension plan contributions. In addition, pension expense in future years may increase.

Note 14.	Commitments and Contingencies

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

In 1998, we entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with our Miami facility. The State of Florida asserted that payments made by us pursuant to the sale-leaseback transaction are subject to commercial rental tax under applicable state laws. Cardbeck demanded that we pay these taxes and has filed an action in Miami-Dade County, Florida Circuit Court seeking a declaratory ruling that we are in breach of the lease if we fail to pay them. This action is currently stayed. We filed an action in Leon County, Florida Circuit Court seeking a judicial ruling that no taxes are due, paid approximately $2.4 million to settle the State’s claim for taxes for the period from June 2000 to February 2005, and posted a bond for approximately $6 million covering taxes, penalties and interest that are currently unpaid. On July 30, 2009, we entered into a settlement with the State of Florida under which the Company agreed to pay $3.5 million to resolve Beckman’s and Cardbeck’s potential liability for unpaid commercial rent tax (including applicable county surtax, penalty, and interest) arising from the sale-leaseback transaction for the period from June 25, 1998 through May 31, 2000, and from March 1, 2005 through June 30, 2018. Of the $3.5 million settlement amount, we’ve estimated approximately $1.7 million to be associated with past liabilities, which we accrued for during the first quarter of 2009. The settlement agreement also provides that it is not intended to and does not resolve any commercial rent tax issues for any period commencing after June 30, 2018.

Also, in June 2006 Wipro Limited (“Wipro”), our former distributor in India, initiated an arbitration action against Beckman Coulter International S.A., our subsidiary who entered the distributor relationship with Wipro, alleging that certain actions by Beckman Coulter India Private Limited, our India subsidiary, breached their contract. We agreed to a settlement in the first quarter 2009. We recorded this settlement and recognized a total of $2.6 million during the first quarter of 2009.

On August 16, 2007, a former employee filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleged claims on the plaintiff’s own behalf and also on behalf of a purported class of our former and current employees. The complaint alleged, among other things, that we violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs and certain overtime payments. It also alleged that we engaged in unfair business practices. The plaintiff asked for back pay, statutory penalties, and attorneys’ fees and sought to certify this action on behalf of our nonexempt California employees. Later, six additional former employees were added as class representatives. The Court has approved the parties settlement of this matter with the Company to pay $1.6 million to the claims administrator to settle all claims of the settling class members known or unknown, which relate to their wage claims with the Company.

15.	Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products with two operating segments, Clinical Diagnostics and Life Science. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 86% of our consolidated revenue. The product areas within Clinical Diagnostics are Chemistry and Clinical Automation, Cellular Analysis, and Immunoassay and Molecular Diagnostics. Our Life Science segment includes systems used in disease research performed in academic centers as well as therapeutic research performed by biopharmaceutical companies.

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

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segments’ operating income to consolidated earnings before income taxes:

	*Three Months Ended June 30,		*Six Months Ended June 30,
	2009	2008	2009	2008
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$218.7	$233.0	$425.7	$448.6
Cellular Analysis	226.4	244.5	439.9	476.0
Immunossay and Molecular Diagnostics	202.7	193.3	379.6	366.2

Total Clinical Diagnostics	647.8	670.8	1,245.1	1,290.8
Life Science	108.8	127.5	203.0	238.0

Total revenue	$756.7	$798.3	$1,448.2	$1,528.8

Segment operating income:
Clinical Diagnostics	$84.2	$70.5	$146.2	$123.5
Life Science	13.3	18.0	17.3	28.5

Total segment operating income	97.5	88.5	163.5	152.0
Restructuring expenses	(9.7)	(4.7)	(26.3)	(5.4)
Technology license used in R&D for Clinical Diagnostics	-	(12.0)	-	(12.0)
Acquisition related costs for Clinical Diagnostics	(11.9)	-	(21.7)	-
Fair market value inventory adjustment	-	-	-	(1.0)

Total operating income	75.9	71.8	115.5	133.6

Non-operating (income) expense:
Interest income	(1.3)	(3.6)	(2.6)	(6.2)
Interest expense	17.5	15.5	28.4	27.8
Other	(18.7)	(2.2)	(6.9)	(3.5)

Total non-operating (income) expense	(2.5)	9.7	18.9	18.1

Earnings before income taxes	$78.4	$62.1	$96.6	$115.5

*	Amounts may not foot due to rounding.

U. S. information is presented separately since the Company is headquartered in the U.S. Revenues in the U.S. represented 50% and 49% of our total consolidated revenues for the three month periods ended June 30, 2009 and 2008, respectively and 51% and 50% for the six month periods ended June 30, 2009 and 2008, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	*Three Months Ended June 30,		*Six Months Ended June 30,
	2009	2008	2009	2008
Revenues by geography:
United States	$376.7	$389.7	$732.8	$756.9
Europe	166.1	183.5	310.9	346.5
Emerging Markets (a)	62.2	70.0	113.1	136.3
Asia Pacific	102.9	100.9	199.6	184.6
Other (b)	48.7	54.3	91.7	104.6

Total revenue	$756.7	$798.3	$1,448.2	$1,528.8

	June 30, 2009	December 31, 2008
Long-lived assets by geography:
United States	$1,736.7	$1,690.3
International	377.7	389.8

Total long lived assets	$2,114.4	$2,080.1

*	Amounts may not foot due to rounding.
(a)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(b)	Other includes Canada and Latin America

16.	Subsequent Events

On July 27, 2009, we completed the forward sale of our common stock, as described in Note 11 “Debt & Equity Financing”, and received total net proceeds of approximately $240 million. On August 3, 2009 (Tokyo time), we completed the Olympus Diagnostics Acquisition for a cash purchase price of approximately 76 billion Japanese yen, or approximately $800 million. The purchase price is subject to adjustment based on a comparison of estimated net assets at closing to a target amount of net assets as well as a reduction for net debt remaining at closing. We recorded an additional gain of approximately $12 million during the third quarter of 2009 in connection with the settlement of our yen forward purchase which we entered into to hedge the purchase price. This increased our cumulative gain associated with the yen forward purchase to approximately $20 million. We evaluated our subsequent events through August 5, 2009, which is the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Form 10-Q for the quarterly period ended June 30, 2009 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Forward-looking statements reflect our current views with respect to future events and can also be identified by words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans,” “should,” “likely,” “might,” or the negative thereof or comparable terminology, and may include, without limitation, information regarding our expectations, goals or intentions regarding the future. Forward-looking statements involve certain risks and uncertainties, and our actual results may differ materially from those discussed in any forward-looking statement. Factors that could cause results to differ include, but are not limited to, those discussed in the section below entitled “Risk Factors” under Part I, Item 1A of this Form 10-Q. Additional factors that could cause actual results to differ are discussed in Part I, Item A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this Form 10-Q are made as of the date hereof and we assume no obligation to update any forward-looking statement, except as required by law.

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

Acquisition of Olympus Diagnostic Systems Business

We entered into a master purchase agreement with Olympus Corporation, which we also refer to as Olympus, dated February 27, 2009, to acquire the diagnostic systems portion of Olympus Corporation’s life science business, (“the Olympus Diagnostic Systems Business”), for 76 billion Japanese yen (the “Olympus Diagnostics Acquisition”). The purchase price was subject to adjustment based on a comparison of estimated net assets at closing to a target amount of net assets as well as a reduction for net debt remaining at the closing. Olympus is a Tokyo-headquartered precision technology company that creates opto-digital solutions in healthcare, life science and consumer electronic products. The Olympus Diagnostic Systems Business encompasses the development, manufacturing, marketing, sale, distribution and use of clinical chemistry and immunoassay analyzers, blood transfusion testing systems, and the chemical reagents and other consumables used with them, and related laboratory automation equipment, for in vitro diagnostic testing of samples from humans and animals

On August 3, 2009 (Tokyo time), we completed the Olympus Diagnostics Acquisition through a cash payment of approximately 76 billion Japanese yen (approximately U.S. $800 million based on currency exchange rates as of August 3, 2009). The final purchase price is subject to change based upon the final amount of net assets as of the closing as determined within 90 days of closing.

On February 27, 2009, we entered into forward contracts with Bank of America, N.A., J.P. Morgan Chase, Wells Fargo Bank, N.A., Morgan Stanley Capital Services Inc., The Royal Bank of Scotland and Scotia Capital covering the full amount of the purchase price in order to hedge the risk of changes in the exchange rate of the Japanese yen versus the U.S. dollar between the signing and closing of the Olympus Diagnostics Acquisition. The forward contracts transaction effectively fixed the U.S. dollar cost of the purchase price at $780 million U.S. dollars. See Note 4 “Derivatives” for further discussion.

The foregoing description of the Olympus Diagnostics Acquisition is qualified in its entirety by reference to the full text of the master purchase agreement, which is attached as Exhibit 2.1 to the 8-K filed with the SEC on August 4, 2009 and incorporated by reference.

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

Both our accounting policies and estimates are essential in understanding MD&A and results of operations. We describe our significant accounting policies in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we discuss our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in our accounting policies or estimates since the end of 2008 except for the adoption of FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”, on a retroactive basis, to record the equity component of our convertible debt and non-cash interest expense related to our convertible debt obligation. As a result of the adoption of FSP APB 14-1, at December 31, 2008 our long-term debt decreased by $77.3 million and our stockholders’ equity increased by $46.3 million. Our interest expense increased by $3.6 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively and by $7.1 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively. Our diluted earnings per share decreased by $0.03 for both the three months ended June 30, 2009 and 2008, respectively, and by $0.07 and $0.06 for the six months ended June 30, 2009 and 2008, respectively, as a result of the adoption.

Change in Presentation

We have a hedging program to reduce the risk of foreign currency changes on cash flows generated from intercompany inventory purchases. In the first quarter of 2009, our results of operations were impacted more significantly by currency changes, a portion of which was offset by the results of our hedging program. To reflect this net currency impact on our operating results, we have reclassified our gains and losses related to cash flow hedging activities and foreign currency transactions to cost of sales from non-operating income or expense for all periods presented. The amounts reclassified for the prior periods were not material.

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

Current Quarter Financial Highlights

Total revenue decreased 5.2% to $756.7 million during the second quarter, when compared to the corresponding prior year period. However, on a constant currency basis, revenue remained relatively flat as constant currency recurring revenue grew by 7.7%, but was partially offset by a 25.8% constant currency decline in hardware cash instrument sales. The recurring revenue gain was generated primarily from our Clinical Diagnostics products, driven in part by Access Immunoassay which grew 13.7% in constant currency. As anticipated, cash instrument sales declined significantly in all product areas when compared to the prior year quarter due primarily to weakness in the U.S. market. Additionally, the 2009 second quarter is being compared to an unusually strong second quarter during 2008. During the 2008 second quarter, we experienced an unprecedented increase in sales generated from Cellular Analysis due to resolving a 2007 backlog related to a supply chain disruption. This helped drive an approximately 21.1% constant currency growth in cash instrument sales during the second quarter of 2008. Extremely strong cash instrument sales during 2008, which were primarily driven by the backlog issue and a weaker dollar, will continue to make for a difficult comparison to 2009.

Gross profit margin increased 120 basis points to 47.2% during the second quarter of 2009 as compared to the prior year quarter due primarily to a favorable product mix, with recurring revenue comprising a larger percentage of our overall revenue.

Selling, general and administrative (“SG&A”) expense decreased $14.0 million or 6.6% during the current quarter as we benefited from our cost containment initiatives combined with the effect of a stronger dollar, which reduced SG&A expenses by approximately $11 million.

Research and development (“R&D”) expense decreased by $17.0 million or 21.9% mainly due to a $12.0 million charge incurred during the prior year quarter associated with the purchase of a non-exclusive sublicense related to the hepatitis C virus for our molecular diagnostics project. We did not have any similar type arrangements in the current quarter. Excluding this charge during 2008, our R&D expenses decreased by approximately $5.0 million as a result of completion of certain Cellular R&D projects and reprioritization of other projects, while continuing to fund significant R&D programs in Immunoassay and Molecular Diagnostics and Flow Cytometry.

Restructuring and acquisition related costs increased by $16.9 million during the second quarter, when compared to the prior year quarter, in large part due to an $11.9 million increase in acquisition related costs, such as outside legal and consulting fees primarily associated with the Olympus Diagnostics Acquisition. Additionally, we incurred approximately $5.0 million of additional restructure related cost in comparison to the prior year in connection with the closure and relocation of certain manufacturing and distribution sites as part of our plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities.

Total non-operating income increased by $12.2 million mainly due to a $20.5 million hedging gain. This gain is associated with forward contracts to purchase Japanese yen. Given that our purchase price for the Olympus Diagnostics Acquisition was paid in yen, we have entered into forward contracts in an effort to mitigate the risk associated with changes in the value of the yen. As a result of the movement in currency, the U.S. dollar converted purchase price of approximately $780 million (based on the exchange rates as of February 27, 2009) was also increased by an amount approximating our hedging gain. This hedging gain was partially offset by a reduction of interest income of approximately $2 million, combined with additional net interest expense of $3.2 million as a result of our completion of the debt portion of our financing for the Olympus Diagnostics Acquisition in late May, 2009.

Our effective tax rate decreased from 26.1% during the second quarter of 2008 to 22.4% during the current quarter due primarily to higher discrete items during the current year quarter.

Revenue

The following table compares revenue type, segment and geography for the three months ended June 30, 2009 and 2008 (dollar amounts in millions):

	*Three Months Ended June 30,		Reported Growth %	Constant Currency Growth % (a)
	2009	2008
Total revenue:
Recurring revenue – supplies, service and lease payments	$629.0	$618.7	1.7%	7.7%
Instrument sales	127.7	179.6	(28.9)%	(25.8)%

Total revenue	$756.7	$798.3	(5.2)%	0.2%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$218.7	$233.0	(6.1)%	(0.6)%
Cellular	226.4	244.5	(7.4)%	(2.8)%
Immunoassay and Molecular Diagnostics	202.7	193.3	4.9%	11.2%

Total Clinical Diagnostics	647.8	670.8	(3.4)%	2.0%
Life Science	108.8	127.5	(14.7)%	(9.3)%

Total revenue	$756.7	$798.3	(5.2)%	0.2%

Revenue by geography:
United States	$376.7	$389.7	(3.3)%	(3.3)%
Europe	166.1	183.5	(9.5)%	4.6%
Emerging Markets (b)	62.2	70.0	(11.1)%	(1.3)%
Asia Pacific	102.9	100.9	2.0%	4.4%
Other (c)	48.7	54.3	(10.3)%	4.7%

Total revenue	$756.7	$798.3	(5.2)%	0.2%

	*Six Months Ended June 30,		Reported Growth %	Constant Currency Growth % (a)
	2009	2008
Total revenue:
Recurring revenue – supplies, service and lease payments	$1,202.7	$1,198.0	0.4%	6.3%
Instrument sales	245.5	330.8	(25.8)%	(22.7)%

Total revenue	$1,448.2	$1,528.8	(5.3)%	0.0%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$425.7	$448.6	(5.1)%	0.2%
Cellular	439.9	476.0	(7.6)%	(2.9)%
Immunoassay and Molecular Diagnostics	379.6	366.2	3.7%	9.8%

Total Clinical Diagnostics	1,245.1	1,290.8	(3.5)%	1.8%
Life Science	203.0	238.0	(14.7)%	(9.6)%

Total revenue	$1,448.2	$1,528.8	(5.3)%	0.0%

Revenue by geography:
United States	$732.8	$756.9	(3.2)%	(3.2)%
Europe	310.9	346.5	(10.3)%	3.2%
Emerging Markets (b)	113.1	136.3	(17.0)%	(6.0)%
Asia Pacific	199.6	184.6	8.1%	9.4%
Other (c)	91.7	104.6	(12.3)%	3.9%

Total revenue	$1,448.2	$1,528.8	(5.3)%	0.0%

*	Amounts in table above may not foot or recalculate due to rounding.
(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Revenue

Recurring revenue increased 1.7% (7.7% in constant currency) during the three months ended June 30, 2009 and 0.4% (6.3% in constant currency) in the six months ended June 30, 2009 in comparison to the same periods in the prior year. The increase in constant currency recurring revenue was mainly driven by strong growth in Immunoassay and Flow Cytometry. Additionally, our recent acquisition of Cogenics added approximately 94 and 50 basis points to this growth during the three and six months ended June 30, 2009, respectively. Recurring revenue, which we believe is the best indicator of the overall strength of our business, represented 83.1% of our total revenue during the year.

Instrument sales decreased by 28.9% (25.8% in constant currency) during the three months ended June 30, 2009 and by 25.8% (22.7% in constant currency) during the six months ended June 30, 2009. Cash instrument sales pertaining to Cellular Analysis and Chemistry and Clinical Automation were most significantly impacted, declining by more than 25% in both the three and six months ended June 30, 2009. We believe the overall decline in 2009 cash instrument sales is due to a number of factors, including the continued difficult economic environment, the tightening of the credit markets, constrained hospital operating environments and the strengthening dollar. As a result, sales were negatively impacted as customers remain cautious in their capital spending and in some cases have delayed purchases. In addition, in 2008 we experienced an unusually strong increase of 25% in instrument sales in part due to a weak U.S. dollar, but also due to a production backlog issue that we resolved in 2008.

Clinical Diagnostics

Clinical Diagnostics revenue decreased by 3.4% and 3.5% in the three and six months ended June 30, 2009, respectively, when compared to the same period in 2008. In constant currency, however Clinical Diagnostics realized an increase in revenue of 2.0% and 1.8% for the quarter and first half of 2009, respectively, primarily driven by a 6.9% improvement in recurring revenue during the first half of the year. Recurring revenue was impacted by growth in Access Immunoassay. Recurring revenue growth largely reflects an expanding installed base and increased test kit utilization. The gains in recurring revenue, however, were partially offset by declines in instrument sales of 33.3% and 27.8% in constant currency for the three and six months ended June 30, 2009, respectively, in comparison to the related prior year periods. The lower levels of instrument sales were mainly due to Cellular Analysis and Chemistry and Clinical Automation as discussed earlier.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from Chemistry and Clinical Automation decreased by 6.1% (0.6% in constant currency) and 5.1% (or an increase of 0.2% in constant currency) for the three and six months ended June 30, 2009, respectively versus the same periods in 2008. Although constant currency revenue was essentially flat for both the three and six months ended June 30, 2009, cash instruments sales were down due in large part to significantly lower placement of instruments in Clinical Automation. We believe Clinical Automation sales were down in part due to constrained capital spending. While Clinical Automation can be sold as part of an operating type lease, automation sales are often associated with other capital projects within a hospital, such as facility build-outs. Therefore, Automation tends to be a product area within Clinical Diagnostics that is more sensitive to restricted capital spending. Based on our second quarter results, we remain on pace to achieve a fifth consecutive record year of AutoChemistry placements, growing our installed base in mid to large sized hospitals.

Cellular Analysis

Revenue from Cellular Analysis decreased 7.4% (2.8% in constant currency) or 7.6% (2.9% in constant currency) for the three and six months ended June 30, 2009, respectively as compared to the same period in 2008. This was due primarily to a 27.9% and 29.7% constant currency decline in cash instrument sales for the three and six months ended June 30, 2009, respectively. Cash instrument sales were unusually high during 2008 as we resolved a 2007 backlog related to a supply chain disruption. In addition, the current constrained capital expenditure environment, including a stronger dollar, has had a negative impact on our cash instrument sales. The decline in instrument sales, however, was partially offset by an increase in recurring revenue from our Flow Cytometry products.

Immunoassay and Molecular Diagnostics

Revenue in Immunossay and Molecular Diagnostics increased by 4.9% (11.2% in constant currency) and 3.7% (9.8% in constant currency) for the three and six months ended June 30, 2009, respectively, when compared to the same periods in the prior year. This increase is directly due to an increase in constant currency recurring revenue which grew by 13.0% and 10.9% in constant currency for the three and six months ended June 30, 2009, respectively and was led by an increase from our Access Immunoassay products. Double digit growth in placements of mid to ultra high volume Immunoassay systems, were driven by rapid adoption of work cells introduced last year. These placements increase our penetration at the account level and position us for future recurring revenue growth. The acquisition of Cogenics in April 2009 also contributed $5.4 million in revenue during the second quarter 2009.

Life Science

Revenue from our Life Science products decreased by 14.7% (9.3% in constant currency) and 14.7% (9.6% in constant currency) for the three and six months ended as compared to the prior year periods. Cash instrument sales were a significant driver of the decrease in sales, declining by approximately 16.1% and 15.9% in constant currency for the three and six month periods ended June 30, 2009, respectively. We anticipate continued weakness in research markets, with a possible upside late in the year, as NIH stimulus funding begins to flow and grants are funded.

Revenue by Major Geography

Overall, revenue in the U.S. was down 3.3% and 3.2% for the three and six months ended June 30, 2009, respectively, versus the three and six months ended June 30, 2008. Lower revenue was primarily a result of significant declines of more than 30% in cash instrument sales from both Clinical Diagnostics and Life Science due to the economic factors mentioned earlier. Recurring revenue, however, grew by 5.7% and 3.3% during the three and six months ended, respectively, mainly due to strong results from our Access immunoassay products.

Revenue in Europe decreased by 9.5% and 10.3% (or increased by 4.6% and 3.2% in constant currency) for the three and six months ended June 30, 2009, respectively. The constant currency growth was due to an increase in recurring revenue of 7.1% and 7.3%, primarily resulting from solid growth in Immunoassay and Molecular Diagnostics. The region also experienced a decline in instrument sales posting a decrease in sales of 4.7% and 12.8% in constant currency for the three and six months ended. We believe that the decline is partly due to a stronger U.S. dollar and adverse credit market conditions which has led some customers to defer capital expenditures.

Revenue from Emerging Markets decreased by 11.1% and 17.0% (1.3% and 6.0% in constant currency) for the three and six months ended June 30, 2009, respectively, as we experienced a decrease in instrument sales from both Clinical Diagnostics and Life Science. Overall, cash instrument sales dropped by approximately 46% on a constant currency basis for both the three and six months ended June 30, 2009, respectively. Sales in 2008 had been particularly strong due to the weaker dollar which enabled us to increase our market penetration. However, in 2009, the stronger dollar and difficult economic environment reduced cash instrument sales.

Sales in Asia Pacific increased by 2.0% and 8.1% (4.4% and 9.4% in constant currency) for the three and six months ended June 30, 2009, respectively, mainly due to 7.5% and 10.6% constant currency growth in recurring revenue, led by growth in products from Immunoassay and Molecular Diagnostics. China continued to be the leading country, with total revenue growth of about 14% and 25% in constant currency for the three and six months ended June 30, 2009, respectively.

Gross Profit

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008	Percent Change	June 30, 2009	June 30, 2008	Percent Change
(in millions)
Gross profit on recurring revenue	$344.0	$340.6	1.0%	$649.4	$649.4	0.0%
As a percentage of recurring revenue	54.7%	55.1%	(0.4)%	54.0%	54.2%	(0.2)%

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008	Percent Change	June 30, 2009	June 30, 2008	Percent Change
(in millions)
Gross profit on instrument sales	$12.9	$26.3	(51.0)%	$26.6	$46.3	(42.5)%
As a percentage of instrument sales	10.1%	14.6%	(4.5)%	10.8%	14.0%	(3.2)%

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008	Percent Change	June 30, 2009	June 30, 2008	Percent Change
(in millions)
Gross profit	$356.9	$366.9	(2.7)%	$676.0	$695.7	(2.8)%
As a percentage of total revenue	47.2%	46.0%	1.2%	46.7%	45.5%	1.2%

The overall increase in gross margin for the first half of 2009 is due primarily to a mix favoring recurring revenue, which represented approximately 83% of our total revenue for the current period and approximately 78% for the comparative period. Gross margin from recurring revenue represents more than 90% of our overall gross margin. We expect recurring revenue to outpace cash instrument sales for the full year, improving mix and gross margin as compared to the prior year. Instrument sales, particularly outside the U.S, are unfavorable in the short term from a margin perspective, however, it supports our long term objective to increase our penetration in emerging markets and positions us to provide reliable and sustainable recurring revenue growth in future periods.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008	Percent Change	June 30, 2009	June 30, 2008	Percent Change
(in millions)
Selling, general and administrative	$198.7	$212.7	(6.6)%	$391.9	$416.3	(5.9)%
As a percentage of total revenue	26.3%	26.6%	(0.3)%	27.1%	27.2%	(0.1)%

The decrease in selling, general and administrative expense for the three and six months ended June 30, 2009, is due primarily to our continued focus on cost containment initiatives combined with the effect of a stronger dollar which reduced SG&A expense by approximately $10.6 million and $17.8 million for the three and six months ended June 30, 2009. The noted decrease in SG&A was achieved despite an increase in pension expense of $4.2 million and $8.8 million during the three and six months ended June 30, 2009, respectively, while we incurred a $4.3 million charge related to legal matters during the six months ended June 30, 2009.

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008	Percent Change	June 30, 2009	June 30, 2008	Percent Change
(in millions)
Research and development	$60.7	$77.7	(21.9)%	$120.6	$140.4	(14.1)%
As a percentage of total revenue	8.0%	9.7%	(1.7)%	8.3%	9.2%	(0.9)%

The decrease in research and development of $17.0 million and $19.8 million for the three and six months ended June 30, 2009, respectively, compared to the same periods last year is mainly due to a $12.0 million charge incurred during the second quarter of 2008 associated with the purchase of a non-exclusive sublicense related to the hepatitis C virus for our molecular diagnostics project. We did not have any similar type arrangements in the current year. Excluding this charge during 2008, our R&D expense decreased by approximately $5.0 million and $7.8 million as a result of completion or certain R&D projects and our efforts to reprioritize other R&D projects. However, we continue to fund significant R&D programs within high potential areas such as Flow Cytometry and Molecular Diagnostics.

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008	Percent Change	June 30, 2009	June 30, 2008	Percent Change
(in millions)
Restructuring and acquisition related costs	$21.6	$4.7	>100%	$48.0	$5.4	>100%

Restructuring and acquisition related costs increased by $16.9 million and $42.6 million during the three and six months ended June 30, 2009, when compared to the prior year periods. This increase is partly due to the closure and relocation of certain manufacturing and distribution sites along with activities related to our plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. The restructuring cost related to the closure and relocation of these sites includes severance, relocation, and other duplicative exit costs. Additionally, we incurred approximately $12 million and $22 million during the three and six months ended June 30, 2009, respectively, in outside legal, consulting and investment banking expenses associated primarily with the Olympus Diagnostics Acquisition.

Operating Income

Management evaluates business segment performance based on revenue and operating income exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the three and six months ended June 30, 2009 and 2008 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating income:
Clinical Diagnostics	$84.2	$70.5	$146.2	$123.5
Life Science	13.3	18.0	17.3	28.5

Total segment operating income	97.5	88.5	163.5	152.0

Restructuring expenses	(9.7)	(4.7)	(26.3)	(5.4)
Technology license used in R&D for Clinical Diagnostics	-	(12.0)	-	(12.0)
Acquisition related costs for Clinical Diagnostics	(11.9)	—	(21.7)	—
Fair market value inventory adjustment	-	—	-	(1.0)

Total operating income	75.9	71.8	115.5	133.6

Non-operating (income) expense:
Interest income	(1.3)	(3.6)	(2.6)	(6.2)
Interest expense	17.5	15.5	28.4	27.8
Other	(18.7)	(2.2)	(6.9)	(3.5)

Total non-operating (income) expense	(2.5)	9.7	18.9	18.1

Earnings before income taxes	$78.4	$62.1	$96.6	$115.5

Despite an approximately 4% decrease in revenue during the three and six months ended June 30, 2009, operating income from our Clinical Diagnostics segment improved by $13.7 million and $22.7 million, respectively. The increase in operating income is due primarily to lower SG&A expense resulting from our cost containment initiatives coupled with lower R&D expense as compared to the prior year.

The decrease in operating income from our Life Science segment in the three and six months ended June 30, 2009, respectively, was due primarily to an approximately 15% decline in overall revenue, partially offset by lower operating expense.

Non-Operating (Income) Expense

	Three Months Ended			Six Months Ended
	June 30, 2009	June 30, 2008	Percent Change	June 30, 2009	June 30, 2008	Percent Change
(in millions)
Interest income	$(1.3)	$(3.6)	(63.9)%	$(2.6)	$(6.2)	(58.1)%
Interest expense	$17.5	$15.5	12.9%	$28.4	$27.8	2.2%
Other non-operating income	$(18.7)	$(2.2)	>100%	$(6.9)	$(3.5)	97.1%

Interest income decreased during the first half of 2009 due, in part, to our decreasing investment in STL receivables coupled with overall lower rates of interest on our cash and investment balances as well as lower average investment balances.

Interest expense increased during the three and six months ended June 30, 2009, due primarily to additional interest expense during the quarter of $3.2 million resulting from our $500 million issuance of debt to finance the Olympus Diagnostics Acquisition, which was partially offset by decreased interest expense on tax reserves. Interest expense for all periods reflects our adoption of FSP APB 14-1 which effectively increases the amount of interest expense recorded on our convertible debt instruments. See Note 1 “Recently Adopted Accounting Standards” for a detailed discussion of the accounting change. The adoption of this standard was applied retrospectively to the prior year financial results. Interest expense increased by $3.6 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively and $7.1 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively, as a result of implementing this accounting change.

The increase in other non-operating income for the three and six months ended June 30, 2009 was primarily related to a $20.5 million and $8.7 million hedging gain, respectively. This gain is associated with forward contracts to purchase Japanese yen. Given that our purchase price for the Olympus Diagnostics Acquisition was paid in yen, we entered into forward contracts in an effort mitigate the risk associated with changes in the value of the yen. As a result of the movement in currency, the U.S. dollar converted purchase price of approximately $780 million (based on the exchange rates as of February 27, 2009) was also increased by an amount approximating our cumulative hedging gain of $8.7 million as of June 30, 2009.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the three months ended June 30, 2009 and June 30, 2008 was 22.4% and 26.1%, respectively. For the six months ended June 30, 2009 and June 30, 2008, the effective tax rate was 15.7% and 24.8%, respectively. The effective tax rate was impacted by discrete items which reduced tax expense for the current quarter and consisted primarily of settlement of tax audits of prior years, changes in judgment related to uncertain tax positions in prior years, and changes to various tax credits.

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

During the first quarter 2009 we filed certain tax accounting method changes with the U.S. Internal Revenue Service. As a result of these accounting method changes, certain tax deductions will be accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year. This loss will be carried back to the 2006 tax year and reduce taxes previously paid. We received tax refunds of $31 million in the second quarter 2009 as a result of these accounting method changes and expect to receive additional tax refunds of at least $14 million as a result of the carryback of the net operating loss to 2006. The acceleration of these tax deductions reduces certain permanent tax benefits in tax years 2008 and 2006. The impact of the reduction of these permanent tax benefits, totaling $3.4 million, was reflected as a discrete item in the tax provision for the six months ended June 30, 2009.

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

Our business model, in particular recurring revenue comprised of consumable supplies (including reagent test kits), service, and OTL payments, allows us to generate substantial operating cash flows. We are currently investing a substantial portion of this cash flow in instruments leased to customers. We expect operating cash flows to increase as our OTL lease portfolio continues to build. We anticipate our operating cash flows together with the funds available through our credit facilities will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows and other sources of liquidity, including proceeds raised from our recent debt and equity offerings to:

•	complete and integrate the Olympus Diagnostics Acquisition,

•

facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from new technologies gained through licensing arrangements, existing R&D projects, and business acquisitions,

•

maintain our quarterly dividend. Our dividend paid in the second quarter was $0.17 per share. In July 2009, our Board of Directors declared a quarterly cash dividend of $0.17 per share, payable on August 24, 2009 to stockholders of record on August 10, 2009. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2009 of $0.17 per share,

•	pay costs associated with our supply chain initiatives,

•	continue our Orange County consolidation project (as further described below), and

•	make pension and postretirement plan contributions of approximately $19 million.

We anticipate that our Orange County consolidation project will result in additional cash outflows of approximately $25 to $35 million during 2009, the vast majority of which is associated with renovations and other capital expenditures. Although we may begin to incur some payments associated with the environmental clean up of our Fullerton facility, we expect more significant payments to occur in 2010 and beyond. Proceeds from the potential sale of the Fullerton facility are not anticipated until 2010 or later.

Following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2009	2008
Cash provided by (used in):
Operating activities	$225.5	$132.3
Investing activities	(157.5)	(143.1)
Financing activities	476.7	(6.7)
Effect of exchange rates on cash and cash equivalents	0.8	4.0

Change in cash and cash equivalents	$545.5	$(13.5)

Cash provided by operating activities for the first six months of 2009 increased by $93.2 million due primarily to improved collection effort of customer receivables, timing of vendor payments and a $31 million tax refund related to net operating loss carryback associated with a tax accounting method change. The above increases in cash were partially offset by higher pension contributions and inventory purchases.

Investing activities used cash of $157.5 million in the first six months of 2009, compared to $143.1 million in the same period in 2008, an increase of $14.4 million. This increase is primarily related to an increase in payments for property, plant and equipment offset by a decrease in spending for new customer leased instruments. Additionally, in the prior year, we received proceeds from the sale of buildings and land.

Cash flows provided by financing activities increased by $483.4 million compared to the same period in the prior year due primarily to the debt offering completed in May 2009 to finance a portion of the Olympus Diagnostics Acquisition, which closed on August 3, 2009.

Financing Arrangements

At June 30, 2009 approximately $201.5 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available, excluding the accounts receivable securitization program described below.

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold an ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. The term of the agreement extends to October 28, 2009 and the maximum borrowing amount is $125.0 million. We did not have any amounts drawn on the facility as of June 30, 2009.

In May 2009, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) and extended the maturity date of the Credit Facility to May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of June 30, 2009 was 2.81%. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of June 30, 2009 was a S&P rating of BBB. At June 30, 2009, no amounts were outstanding under the Credit Facility.

On May 18, 2009, we issued $250 million principal amount of the Company’s 6% Senior Notes due 2015 and $250 million principal amount of the Company’s 7% Senior Notes due 2019. In connection with the Notes, we incurred issuance costs of $4.8 million and the Notes were issued at a discount of $2.3 million which is being amortized over the estimated life of the Notes. The proceeds from the Notes was used to fund the Olympus Diagnostics Acquisition.

On May 19, 2009 we entered into forward sale agreements for the sale of an aggregate of 4,722,989 shares of our common stock including an amount equal to the underwriters’ over-allotment option in the public offering. The initial forward sale price was $50.75 per share which was equivalent to the public offering price of $53.00 less the underwriting discount of $2.25. On July 27, 2009, we completed the forward sale of our common stock, as described in Note 11, and received total net proceeds of approximately $240 million which was used to fund the Olympus Diagnostics Acquisition. We incurred issuance costs and underwriting fees of $11.4 million in connection with this offering, which is recorded as a deferred asset as of June 30, 2009.

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

The disruptions in the equity and credit markets, as mentioned above, have resulted in depressed security values in most types of investment and non-investment grade bonds and debt obligations and mortgage and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities. Our pension plans invest in a variety of equity and debt securities, including securities that have been impacted by this disruption. Although, the value of our U. S. pension plan assets has increased by approximately $8.3 million as of June 30, 2009 as compared to December 31, 2008, our U.S. pension plan is underfunded at June 30, 2009 as a result of the decline in the credit and equity markets. Our worldwide pension expense is expected to increase by about $24 million in 2009. We expect to make additional contributions of about $15 million to our U.S. and international pension plans during the remainder of 2009. We may decide to make additional pension plan contributions beyond the required minimum in the future.

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

On February 27, 2009, we announced that we had signed a definitive agreement to buy the lab-based diagnostics business of Olympus Corporation for 77.45 billion Japanese yen (approximately U.S. $780 million based on currency exchange rates as of February 27, 2009), which we closed August 3, 2009. To mitigate unfavorable fluctuation in the movement of the yen in relation to the U.S. dollar, we entered into forward contracts to purchase Japanese yen at the spot rate to effectively fix the U.S. dollar cost of the total payment to approximately $780 million. The forward contracts do not qualify as a cash flow hedge under accounting rules, therefore, we recognized a hedging gain of $20.5 million and $8.7 million during the three and six months June 30, 2009, which is reflected within the non-operating (income) expense line of our consolidated statement of earnings.

In addition to our foreign currency risk associated with the Olympus Diagnostics Acquisition described above, we have significant foreign currency exposures related to the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of June 30, 2009 and December 31, 2008, the notional amounts of all derivative foreign exchange contracts were $461.5 million (which includes the forward contract related to the Olympus Diagnostics Acquisition as noted above) and $257.8 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of June 30, 2009 and December 31, 2008 were a net asset of $15.8 million and $25.7 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2009. The analysis showed that a 10% strengthening of the U.S. dollar would result in loss from a fair value change of $62.2 million and a 10% weakening of the U.S. dollar would result in gain from a fair value change of $70.7 million in these instruments. Losses and gains on the underlying hedged transactions would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at June 30, 2009 were not materially different than those at December 31, 2008, except for the forward contracts entered into to hedge the purchase price of the Olympus Diagnostics Acquisition.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $0.1 million based on the amount of variable rate debt outstanding at June 30, 2009.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 4, “Derivatives“ and Note 5, “Fair Value Measurements” of the Notes to Condensed Consolidated Financial Statements included in Part I “Financial Information,” Item 1 “Financial Statements” of this filing.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Certain of our legal proceedings in which we are involved are discussed in Note 14 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q and are incorporated herein by reference.

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

We cannot assure you that our products will be free of intellectual property rights of others or that a court will not find such products to infringe third party rights. Patent disputes are frequent, costly and may preclude or delay product commercialization. We may have to pay significant licensing fees to obtain access to third party intellectual property rights to make and sell current products or to introduce new products and cannot guarantee that such licenses will be available on terms actable to us, or at all. We also cannot assure you that our issued patents will include claims sufficiently broad to prevent competitors from developing competing products or that pending patent applications will result in issued patents. Obtaining and maintaining patents is an iterative process with patent offices worldwide. Our patents may not protect us against competitors with similar products or technologies, because competing products or technologies may not infringe our patents. The enforcement of our issued patents requires the filing and prosecution of legal actions in countries around the world, and we cannot assure you that we will prevail in such actions.

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

If we do not achieve the contemplated benefits of our acquisition of the Olympus Diagnostic Systems Business, our business and financial condition may be materially impaired.

The Olympus Diagnostics Acquisition will increase the size of our company and expand the geographic areas in which we operate. We cannot assure that we will achieve the desired benefits from the Olympus Diagnostics Acquisition. Our acquisition of the Olympus Diagnostic Systems Business involves the integration of the Olympus Diagnostic Systems Business with our Clinical Diagnostics business. If we cannot successfully integrate the Olympus Diagnostic Systems Business operations with our Clinical Diagnostics business, we may experience material negative consequences to our business, financial condition or results of operations. The integration of the two businesses that have previously operated separately will be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

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

The results of operations of the Olympus Diagnostic Systems Business are subject to many of the same risks that affect our financial condition and results of operations and, more specifically, those of our Clinical Diagnostics business. There may be additional risks resulting from the Olympus Diagnostic Systems Business acquisition that are not presently known to us. Any discovery of adverse information concerning the Olympus Diagnostic Systems Business after the closing of the acquisition could be material and, in many cases, we would have limited rights of recovery. The indemnification provided in the master purchase agreement may not be sufficient to protect us from, or compensate us for, all losses resulting from the acquisition or the Olympus Diagnostic Systems Business’s prior operations. For example, under the terms of the master purchase agreement, indemnification is limited to certain subject matters and the maximum aggregate amount of such losses for which Olympus will indemnify us is, subject to certain exceptions, limited to 12.5% of the purchase price of the Olympus Diagnostic Systems Business. A material loss associated with the Olympus Diagnostic Systems Business acquisition for which there is not adequate indemnification could negatively affect our results of operations, our financial condition and our reputation in the industry and reduce the anticipated benefits of the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No repurchases were made pursuant to our share repurchase program during the three months ended June 30, 2009.

Item 6.	Exhibits

A list of exhibits filed with this Form 10-Q is set forth in the Exhibit Index and is incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: August 5, 2009	By	/s/ Scott Garrett
Scott Garrett
Chairman of the Board, President and Chief Executive Officer

Date: August 5, 2009	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President & Chief Financial Officer

Date: August 5, 2009	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated August 4, 2009

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification