Form 10-Q
period 2009-09-30
BECKMAN COULTER INC
filed 2009-11-05
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-10109

BECKMAN COULTER, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-104-0600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 S. Kraemer Boulevard, Brea, California	92821
(Address of principal executive offices)	(Zip Code)

(714) 993-5321

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

The number of outstanding shares of the registrant’s common stock as of October 26, 2009 was 69,329,964 shares.

Beckman Coulter, Inc.

FORM 10-Q for the Quarter Ended September 30, 2009

PART I—Financial Information

Item 1.	Financial Statements

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except amounts per share)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets
Cash and cash equivalents	$262.3	$120.0
Trade and other receivables, net	804.9	706.7
Inventories	652.3	496.2
Deferred income taxes	60.4	62.5
Prepaids and other current assets	157.9	76.3

Total current assets	1,937.8	1,461.7
Property, plant and equipment, net	594.8	465.5
Customer leased instruments, net	534.8	448.7
Goodwill	1,016.0	696.3
Other intangible assets, net	572.8	396.8
Deferred income taxes	-	1.3
Other assets	77.0	71.5

Total assets	$4,733.2	$3,541.8

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$264.4	$172.2
Accrued expenses	565.8	416.9
Income taxes payable	-	29.7
Short-term borrowings	26.8	21.4
Current maturities of long-term debt	11.1	4.4

Total current liabilities	868.1	644.6
Long-term debt, less current maturities	1,321.8	819.0
Deferred income taxes	65.9	-
Other liabilities	559.0	595.9

Total liabilities	2,814.8	2,059.5

Commitments and contingencies (see Note 14)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 73.8 and 68.8 at September 30, 2009 and December 31, 2008, respectively; shares outstanding 69.3 and 63.0 at September 30, 2009 and December 31, 2008, respectively	7.4	6.9
Additional paid-in capital	875.5	621.5
Retained earnings	1,431.1	1,381.6
Accumulated other comprehensive loss	(143.1)	(199.8)
Treasury stock, at cost: 4.1 and 5.5 common shares at September 30, 2009 and December 31, 2008, respectively	(252.5)	(327.9)
Common stock held in grantor trust, at cost: 0.4 common shares at September 30, 2009 and December 31, 2008	(21.0)	(19.3)
Grantor trust liability	21.0	19.3

Total stockholders’ equity	1,918.4	1,482.3

Total liabilities and stockholders’ equity	$4,733.2	$3,541.8

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(in millions, except amounts per share)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Recurring revenue – supplies, service and lease payments	$676.1	$594.6	$1,878.8	$1,792.6
Instrument sales	146.7	164.2	392.2	495.0

Total revenue	822.8	758.8	2,271.0	2,287.6

Cost of recurring revenue	324.9	274.5	878.2	823.1
Cost of instrument sales	120.0	135.3	338.9	419.8

Total cost of sales	444.9	409.8	1,217.1	1,242.9

Gross profit	377.9	349.0	1,053.9	1,044.7

Operating costs and expenses
Selling, general and administrative	222.6	209.2	614.5	625.5
Research and development	71.7	74.8	192.3	215.2
Restructuring and acquisition related costs	79.2	7.8	127.2	13.2
Environmental remediation	-	19.0	-	19.0

Total operating costs and expenses	373.5	310.8	934.0	872.9

Operating income	4.4	38.2	119.9	171.8

Non-operating (income) expense
Interest income	(1.4)	(2.4)	(4.0)	(8.6)
Interest expense	24.3	16.7	52.7	44.5
Other, net	(18.0)	(2.0)	(24.9)	(5.5)

Total non-operating (income) expense	4.9	12.3	23.8	30.4

Earnings (loss) before income taxes	(0.5)	25.9	96.1	141.4
Income tax provision (benefit)	(2.0)	1.8	13.2	30.5

Net earnings	$1.5	$24.1	$82.9	$110.9

Basic earnings per share	$0.02	$0.38	$1.27	$1.76

Diluted earnings per share	$0.02	$0.37	$1.26	$1.72

Weighted average number of shares outstanding (in thousands)
Basic	67,946	62,789	65,127	62,931
Diluted	69,372	64,334	66,033	64,403

See accompanying notes to Condensed Consolidated Financial Statements.

BECKMAN COULTER, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net earnings	$82.9	$110.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	219.4	192.1
Provision for doubtful accounts receivable	2.4	6.6
Share-based compensation expense	27.2	27.0
Gain on sales of building and land	-	(5.1)
Accreted interest on convertible debt	10.7	10.2
Amortization of pension and postretirement costs	18.7	7.6
U.S. pension trust contributions	(24.0)	(8.2)
Deferred income taxes	(11.1)	4.1
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	35.1	18.8
Prepaids and other current assets	(19.8)	(13.1)
Inventories	(58.1)	(57.4)
Accounts payable and accrued expenses	97.6	(29.5)
Income taxes payable	9.8	(32.0)
Long-term lease receivables	11.4	8.3
Other	-	3.6

Net cash provided by operating activities	402.2	243.9

Cash flows from investing activities
Additions to property, plant and equipment	(106.2)	(56.4)
Additions to customer leased instruments	(114.6)	(146.8)
Proceeds from sales of building and land	-	7.4
Payments for technology licenses	(5.1)	(2.2)
Payments for business acquisitions, net of cash acquired	(802.2)	(10.8)

Net cash used in investing activities	(1,028.1)	(208.8)

Cash flows from financing activities
Dividends to stockholders	(33.4)	(31.9)
Proceeds from issuance of stock	319.2	67.4
Repurchase of common stock as treasury stock	-	(93.6)
Repurchase of common stock held in grantor trust	(1.7)	(1.3)
Excess tax benefits from share-based payment transactions	5.4	11.6
Net borrowings on lines of credit	0.1	18.6
Proceeds from issuance of long-term debt, net	497.8	-
Debt repayments	-	(16.7)
Debt issuance costs	(10.3)	-
Equity issuance costs	(11.8)	-

Net cash provided by (used in) financing activities	765.3	(45.9)

Effect of exchange rates on cash and cash equivalents	2.9	(0.8)

Change in cash and cash equivalents	142.3	(11.6)
Cash and cash equivalents – beginning of period	120.0	83.0

Cash and cash equivalents – end of period	$262.3	$71.4

Supplemental Information:
Non-cash investing and financing activities
Liabilities incurred in connection with the purchase of property, plant and equipment	$10.1	$3.6

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

Our revenue is evenly distributed inside and outside of the United States (“U.S.”). Clinical Diagnostics sales represented approximately 86% of our total revenue to date in 2009, with the balance coming from Life Science. Approximately 83% of our total revenue to date in 2009 was generated by recurring revenue from consumable supplies (including reagent test kits), services and operating-type lease (“OTL”) payments. Central laboratories of mid-to large-size hospitals represent our most significant customer group.

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

In June 2009, the Financial Accounting Standards Board, (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification™ (“Codification” or “ASC”), which officially launched July 1, 2009, and becomes the source of authoritative U.S. GAAP recognized by the FASB. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) also are sources of authoritative U.S. GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification have become nonauthoritative. U.S. GAAP is not intended to be changed as a result of the FASB’s Codification project, but the project has changed the way guidance is organized and presented. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We have implemented the Codification in this quarterly report by describing or referencing the Codification topics rather than the prior accounting literature references. There was no effect on our consolidated balance sheet, statements of earnings or cash flows as a result of our implementation of the Codification.

Our financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2008.

Revenue, expenses, assets and liabilities can vary between the quarters and our results of operations for the three and nine months ended September 30, 2009 do not necessarily indicate our operating results to be expected for the full year or any future period.

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

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective tax rate expected to apply to the full year. The estimated annual effective tax rate is used to determine the income tax rate for each applicable interim reporting period. The tax effect of any tax law changes, final settlement of examinations with tax authorities and certain other events are reflected as discrete items in the interim reporting period in which they occur.

The effective tax rate for the three and nine months ended September 30, 2009 was 400.0% and 13.7% respectively. The effective tax rate of 400.0% for the three months ended September 30, 2009 results from a small pretax loss coupled with a $2.0 million tax benefit in the quarter. This tax benefit results primarily from a decrease in the estimated annual effective tax rate applied in the current quarter, resulting from the tax effect of various costs from the ODS acquisition. Discrete events arising in the three months ended September 30, 2009 also impacted the respective tax rates. Discrete events, which reduced tax expense for the three months ended September 30, 2009 by $0.4 million, related to various adjustments to prior year tax credits and recognition of a deferred tax asset for a foreign net operating loss. Discrete events, which reduced tax expense in the nine months ended September 30, 2009 by a net $13.7 million, related to settlement of various tax audits of prior years, claims for additional tax credits, changes in judgments for various uncertain tax positions in prior years, offset by discrete items which increased tax expense related to changes in certain tax accounting methods.

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. The audit of our U.S. federal income tax returns for 2004 and 2005 was closed in the first quarter 2009, which resulted in a reduction in our liabilities for uncertain tax positions of $7.8 million, which reduced income tax expense. Tax years 2006 through 2008 remain open to U.S. federal income tax examination and an audit by the U.S. Internal Revenue Service (“IRS”) for 2006 and 2007 commenced in April 2009. In the third quarter, the IRS incorporated the 2008 tax year into their audit after the Company filed its 2008 federal income tax return on September 15, 2009. The audit of our German subsidiary’s tax returns for 2003 through 2005 was closed in the second quarter 2009, which resulted in a net reduction in our liabilities for uncertain tax positions of $3.5 million. We are no longer subject to state income tax examinations by tax authorities in our major state jurisdictions for years prior to 2004. The earliest tax years of our major international subsidiaries that are subject to non-U.S. income tax examinations by tax authorities are: Switzerland, 1998; Hong Kong, 2002; Italy and the United Kingdom, 2004; Canada, 2005; France and Germany, 2006; and Japan, 2008.

During the first quarter of 2009, we filed certain tax accounting method changes with the IRS. As a result of these accounting method changes, certain tax deductions were accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year. This loss has been carried back to the 2006 tax year and reduces taxes previously paid. In the second quarter of 2009 we received tax refunds related to the 2008 tax year of $31.0 million as a result of these accounting method changes. As a result of the carryback of the 2008 net operating loss to 2006, we expect to receive a tax refund of $15.0 million for the 2006 tax year. In addition, the carryback of the loss to 2006 freed up certain tax credits in that year which we carried forward to the 2007 tax year. We also carried back tax credits from 2008 to the 2007 tax year. These will result in an additional tax refund for the 2007 tax year of $20.0 million. Thus we expect a total of $35.0 million in additional tax refunds in the fourth quarter resulting from these accounting method changes. The acceleration of these tax deductions reduces certain permanent tax benefits in tax years 2008 and 2006. The impact of the reduction of these permanent tax benefits, totaling $3.4 million, was reflected as a discrete item in the tax provision for the nine months ended September 30, 2009.

We accrue interest and penalties where there is underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of interest expense which is consistent with the prior year treatment. At September 30, 2009, we had $2.4 million in accrued interest and penalties for taxes. During the first nine months of 2009, we reversed $2.9 million of interest and penalties primarily as a result of the settlement of tax audits.

The total amount of unrecognized tax benefits as of September 30, 2009 was $28.8 million, which if recognized, would affect our effective tax rate in future periods.

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and effective tax rate in the period of resolution. It is possible that our liability for uncertain tax positions could be reduced by as much as $4.0 million over the next 12 months as a result of the settlement of tax positions with various tax authorities.

Recently Adopted Accounting Standards

Subsequent Events

We evaluate for accounting and disclosure events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”). There are no such items to disclose.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly

In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for an asset or liability have decreased significantly in relation to normal market activity, as well as additional guidance on circumstances which may indicate a transaction is not orderly. This additional guidance (“ASC 820-10-65”) requires interim disclosures of the inputs and valuation techniques used to measure fair value reflecting changes in the valuation techniques and related inputs. The adoption of ASC 820-10-65 as of June 30, 2009 did not have a material impact on our consolidated financial position, results of operations and cash flows.

Accounting for Convertible Debt Instruments That May be Settled in Cash Upon Conversion

Convertible debt securities that may be settled in cash (or other assets), including partial cash settlement, are separated into a debt and equity component in accordance with ASC 470-20. The value assigned to the debt component as of the issuance date is the estimated fair value based on a similar debt instrument without the conversion feature. The difference between the proceeds obtained for the securities and the estimated fair value assigned to the debt component represents the equity component. As a result, the debt is recorded at a discount reflecting its below market coupon interest rate and is subsequently accreted to its par value over its expected life, using the rate of interest that reflects the market rate at issuance. This standard requires retrospective application and the new model for cash-settleable convertible instruments applies to both new and previously issued instruments in current and comparative periods in fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We adopted this standard as of January 1, 2009.

In December 2006, we issued $600.0 million of convertible notes at a coupon rate of 2.5% (the” Convertible Notes”). Upon the adoption of the guidance for debt with conversion options, we assigned an initial value of $493.8 million to the debt component of the Convertible Notes based on a similar debt instrument without the conversion feature. The market rate of interest applied to determine that value was 5.59%. The difference between the proceeds obtained and the fair value of the debt component was assigned to the equity component. The debt discount is amortized over the initial term of seven years, while the unamortized discount will be recognized over a remaining period of approximately five years. The Convertible Notes have a conversion feature that will allow the holders of the Convertible Notes to convert, in increments of $1,000 principal, their investment into 13.4748 shares of our common stock (equivalent to a conversion price of approximately $74.21 per share of common stock, subject to adjustment). Interest cost for the period included the interest coupon of $3.8 million for the three months ended September 30, 2009 and 2008 and $11.3 million for the nine months ended September 30, 2009 and 2008, respectively. Also included within interest cost was amortization of the discount in the amount of $3.6 million and $3.5 million for the three months ended September 30, 2009 and 2008, respectively and $10.7 million and $10.2 million for the nine months ended September 30, 2009 and 2008, respectively. The adoption of this standard as of January 1, 2009, was applied retrospectively and reduced net earnings by $2.0 million and diluted earnings per share by $0.04 for the three months ended September 30, 2008 and $5.9 million and $0.09 for the nine months ended September 30, 2008. The cumulative effect of the change reduced January 1, 2009 retained earnings by $16.0 million.

The following table sets forth the effect of the retrospective application of this standard on certain previously reported line items:

Consolidated Statements of Earnings:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
	As Previously Reported	As Adjusted	As Previously Reported	As Adjusted
Interest expense	$13.3	$16.7	$34.5	$44.5
Income tax provision	$3.2	$1.8	$34.5	$30.5
Net earnings	$26.1	$24.1	$116.8	$110.9
Basic earnings per share	$0.42	$0.38	$1.86	$1.76
Diluted earnings per share	$0.41	$0.37	$1.81	$1.72

Consolidated Balance Sheets:

	December 31, 2008
	As Previously Reported	As Adjusted
Long-term debt, less current maturities	$896.3	$819.0
Additional paid-in capital	$559.2	$621.5
Deferred income tax assets	$32.3	$1.3
Retained earnings	$1,397.6	$1,381.6

The following table provides additional information about our convertible notes:

	September 30, 2009	December 31, 2008
Principal amount of the liability component	$600.0	$600.0
Unamortized discount of liability component	$68.4	$79.1
Net carrying amount of liability component	$531.6	$520.9
Carrying amount of the equity component	$103.7	$103.7

Business Combinations

Effective January 1, 2009, we account for business combinations using the acquisition method of accounting. The acquisition method requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. The provisions of the acquisition method related to income tax adjustments apply to all business combinations regardless of consummation date. As a result of implementing the acquisition method, acquisition costs of $15.2 million and $30.9 million which included legal, accounting and investment banking fees were expensed in the three and nine months ended September 30, 2009, respectively, in connection with the acquisitions of the diagnostic systems business of Olympus Corporation (“the Olympus Diagnostics Systems Business” or “ODS”) and Cogenics. Additionally, severance liabilities associated with these acquisitions were expensed during the three and nine months ended September 30, 2009. Both acquisitions are further described in Note 2, “Acquisitions.“ Also, see Note 3, “Restructuring Activities, Acquisition Related Costs and Asset Impairment Charges,” for further discussion of these acquisition costs.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This is an exit price concept for the valuation of the asset or liability. In addition, market participants are assumed to be buyers and sellers in the principal market for the asset or liability. Fair value measurements for an asset assume the highest and best use by these market participants. As a result of these standards, we may be required to record assets which we do not intend to use or sell (defensive assets) and/or to value assets at fair value measures that do not reflect our intended use of those assets. Many of these fair value measurements can be highly subjective and it is also possible that other professionals, applying reasonable judgment to the same facts and circumstances, could develop and support a range of alternative estimated amounts.

Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock

We adopted the guidance in this standard to evaluate contracts in our own equity as of January 1, 2009. This standard mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The adoption of this standard as of January 1, 2009 did not have a material impact on our consolidated financial position, results of operations and cash flows. As further discussed in Note 11, “Debt and Equity Financing,“ we entered into forward sale agreements to sell equity to finance a portion of the acquisition of ODS. The forward sale agreements were considered indexed to the Company’s own stock after being evaluated and appropriately classified as equity.

Determination of the Useful Life of Intangible Assets

The guidance in ASC 350-30 applies to recognized intangible assets that are accounted for pursuant to the acquisition method in business combinations. An entity must consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, an entity must consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. The intent of this standard is to improve the consistency between the useful life of a recognized intangible asset under the acquisition method for business combinations and the period of expected cash flows used to measure the fair value of the asset. In addition, this guidance increases the disclosure requirements related to renewal or extension assumptions. This standard applies prospectively to all intangible assets acquired after the effective date of January 1, 2009. The adoption of ASC 350-30 had no effect on our consolidated financial position, results of operations and cash flows.

Application of Fair Value Measurements

In February 2008, the FASB issued ASC 820-10 which delayed the effective date of the guidance for fair value measurements for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. On January 1, 2009, we adopted the provisions of this standard as it relates to nonrecurring fair value measurement requirements for non-financial assets and liabilities. Assets and liabilities acquired as part of the ODS acquisition were recorded at fair value in accordance with the acquisition method of accounting. See Note 2, “Acquisitions,” for further details.

New Accounting Standards Not Yet Adopted

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB ratified Accounting Standards Update (“ASU”) 2009-13, “Revenue Arrangements with Multiple Deliverables” (“ASU 2009-13”), which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. ASU 2009-13 eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. ASU 2009-13 will be effective for us beginning in the first quarter of fiscal year 2011. Early adoption is permitted. We are currently evaluating the requirements of the standard on our consolidated financial position, results of operations and cash flows.

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-14”), that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 will be effective for us beginning January 1, 2011. We may elect to adopt the provisions prospectively to new or materially modified arrangements beginning on the effective date or retrospectively for all periods presented. However, we must elect the same transition method for this guidance as that chosen for ASU No. 2009-13. We are currently evaluating the impact of this standard on our consolidated financial position, results of operations and cash flows.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued “Accounting for Transfers of Financial Assets” (“ASC 860-10 to 50”). This guidance removes the concept of a qualifying special-purpose entity (“QSPE”) from “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“ASC 860-10 to 50”) and removes the exception from applying “Consolidation of Variable Interest Entities” (“ASC 810-10”). This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This guidance is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact, if any, of the adoption of this standard on our consolidated financial position, results of operations and cash flows.

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

Olympus Diagnostics Systems Business

We entered into a master purchase agreement with Olympus Corporation, which we also refer to as Olympus, dated February 27, 2009, to acquire ODS. On August 3, 2009 (Tokyo time), we completed the ODS acquisition through a cash payment of approximately 76 billion Japanese yen (approximately U.S. $800 million based on currency exchange rates as of August 3, 2009). The final purchase price is subject to determination of the final closing net assets.

Olympus is a Tokyo-headquartered precision technology company that creates opto-digital solutions in healthcare, life science and consumer electronic products. The Diagnostic Systems Business encompasses the development, manufacturing, marketing, sale, distribution and use of clinical chemistry and immunoassay analyzers, blood transfusion testing systems, and the chemical reagents and other consumables used with them, and related laboratory automation equipment, for in vitro diagnostic testing of samples from humans and animals. The completion of this transaction adds considerable product depth and significantly expands our geographic reach and increases scale in certain regions. We expect the ODS business to fill some important gaps in our product line, in both the high-throughput and low-throughput segments. Additionally, we have had success selling immunoassay to our chemistry customers. We have the same opportunity to continue our above-market growth in immunoassay by selling our immunoassay products to an entirely new base of loyal ODS chemistry customers. Our strength in total lab automation should be complemented by ODS’ strong pre-analytical automation position in Europe and Asia. Customers should benefit from the expanded range of products, particularly those large hospital and university laboratories where higher throughput systems are preferred. This acquisition is classified as part of our Clinical Diagnostics business segment.

On February 27, 2009, we also entered into forward contracts with various banks covering the full amount of the purchase price in order to hedge the risk of changes in the exchange rate of the Japanese yen versus the U.S. dollar between the signing and closing of the ODS acquisition. The forward contracts transaction effectively fixed the U.S. dollar cost of the transaction at $780 million U.S. dollars. See Note 4, “Derivatives,” for further discussion. The acquisition was accounted for at the currency exchange rate in effect at the time the transaction was closed on August 3, 2009 (Tokyo time), which amounted to $800 million. A $19.6 million gain on the settlement of the forward contract was recorded in non-operating income for the nine months ended September 30, 2009.

The ODS acquisition is accounted for under the acquisition method of accounting in accordance with the accounting standards for business combinations. Accordingly, we have estimated the fair values of the tangible and intangible assets acquired and liabilities assumed at the August 3, 2009 acquisition date. Our fair value estimates for the purchase price allocation may change during the allowable allocation period, which is up to one year from the acquisition date, if additional information becomes available. The initial accounting for the business combination is not complete until, among other things, the final closing net asset adjustment has been completed. The provisional amounts recognized are subject to revision as more detailed analysis is completed and additional information is obtained about the facts and circumstances that existed as of the acquisition date.

The following table summarizes the preliminary estimated fair values assigned to the net assets acquired, including cash acquired of $14.5 million, as of the August 3, 2009 acquisition date:

(In millions)		Range of Useful Lives
Purchase Price	$800.3

Assets
Cash and cash equivalents	$14.5
Accounts receivable	118.9
Inventories	103.1
Intangible assets subject to amortization:
Trade names	7.9	5 –8 years
Developed technology	100.3	4 –8 years
In-process research and development	10.2
Customer and dealer relationships	71.5	6 –10 years
Property, plant and equipment and customer leased instruments	146.1	3 –30 years
Deferred tax assets, net	5.5
Other assets	28.8

Total Assets Acquired	$606.8

Liabilities
Accounts payable	$61.3
Accrued expenses	32.2
Other liabilities	33.0

Total Liabilities Assumed	$126.5

Goodwill	$320.0

Assets include accounts receivable with a preliminary fair value of $118.9 million and gross contractual amounts receivable of $122.5 million. We estimate that accounts receivable of $5.3 million will not be collected.

Goodwill largely consists of expected synergies resulting from the acquisition. The Company also anticipates that the transaction will produce significant growth synergies through the application of each product line’s innovative technologies and as a result of the combined businesses’ broader product portfolio in key geographies that have strong global growth rates. Goodwill also includes the assembled workforce of the ODS business, which does not qualify for separate recognition as an intangible asset.

Supplemental Pro Forma Information

Since the acquisition date, the ODS acquisition has contributed $65.1 million of operating revenues and a pretax loss of $4.8 million to our consolidated results. Excluded from pretax loss is $8.8 million of increased cost of sales associated with ODS products as a result of the roll-out of the fair value adjustment to inventory recorded in connection with the acquisition accounting.

The following supplemental pro forma information presents the results of operations as if the ODS acquisition had occurred at the beginning of the respective reporting periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenue	$869.7	$894.6	$2,575.7	$2,684.9
Net earnings	$43.6	$25.7	$155.4	$120.8
Earnings per share
Basic	$0.63	$0.38	$2.26	$1.79
Diluted	$0.62	$0.37	$2.24	$1.75

The supplemental pro forma information has been adjusted to include the pro forma impact of amortization of intangible assets and depreciation of property, plant and equipment, based on the preliminary purchase price allocations. Furthermore, the pro forma net earnings also contemplates the impact of additional interest expense associated with the financing of the acquisition but excludes acquisition, integration, restructure costs and foreign exchange gains related to the ODS acquisition. The additional cost of sales as a result of the roll-out of the fair value adjustment to inventory is also excluded as those are not ongoing costs. The pro forma results are presented for illustrative purposes only and do not reflect the realization of potential cost savings, or any related acquisition or integration costs. Certain cost savings may result from the acquisition; however, there can be no assurance that these cost savings will be achieved. These pro forma results do not purport to be indicative of the results that would have actually been obtained if the acquisition occurred at the beginning of the respective reporting periods, nor is the pro forma data intended to be a projection of future results.

The supplemental pro forma information for the nine months ended September 30, 2008 combines our historical results for the nine months ended September 30, 2008 with the ODS results for the nine months ended December 31, 2008. The ODS results for the nine months ended December 31, 2008 were used because periods prior to the nine months beginning April 1, 2008 have not been converted to U.S. GAAP. We believe that the results using the nine months ended December 31, 2008 would not be materially different from the results using the nine months ended September 30, 2008.

Cogenics

On April 14, 2009, we entered into a stock purchase agreement with Clinical Data Inc. (“CDI”) to acquire Cogenics, the genomics division of Clinical Data Inc. for $16.4 million. The Cogenics business includes DNA and RNA extraction, genotyping and gene expression, as well as multiple applications of Quantitative Polymerase Chain Reaction (“QPCR”) and services for cell bank characterization and biorepository, in both research and regulated environments. In the third quarter of 2009, we recorded an additional deferred tax asset with a reduction to goodwill of $5.4 million. The measurement period associated with the acquisition is now closed. We have not provided pro forma results since the acquisition was not deemed significant.

Note 3.	Restructuring Activities, Acquisition Related Costs, and Asset Impairment Charges

Restructuring Activities

Restructuring actions and exit activities generally include significant actions involving employee-related severance charges, contract termination costs, and impairment of assets associated with such actions.

Employee-related severance charges are largely based upon distributed employment policies and substantive severance plans and are reflected in the quarter in which management approves the associated actions. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.

Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Asset impairment charges related to property, plant and equipment reflect the excess of the assets’ carrying values over their fair values.

Total Restructuring Charges

For the three and nine months ended September 30, 2009, we recorded restructuring charges of $53.6 million and $80.0 million, respectively and $7.8 million and $13.2 million (net of $3.2 million gain on sale of building and land in Hialeah, Florida), respectively for the three and nine months ended September 30, 2008. These charges related to severance, relocation, asset impairment and other exit costs which were included within the restructuring and acquisition related costs line of our condensed consolidated statement of earnings. From January 2007 through the third quarter of 2009, we incurred a total of $119.0 million of net restructuring charges of which $51.3 million relates to severance costs. In addition, we incurred a charge of $19.0 million in the third quarter of 2008 for the remediation of environmental contamination as further described in Note 14, “Commitments and Contingencies.”

Following is a detailed description of charges included in restructuring activities:

Supply Chain Initiatives

During the first and third quarters of 2009, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites. Additionally, during 2008, we announced our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities (“Orange County consolidation project”). As part of these relocations, during the three and nine months ended September 30, 2009, we incurred severance and other relocation charges of $8.0 and $32.7 million, respectively.

Diagnostics Systems Business

In connection with the ODS acquisition, we incurred severance costs of $20.5 million due to redundancies as part of combining the two entities. Furthermore, we discontinued our DXC 500 project which was a development project for a low-end throughput chemistry analyzer since it will be replaced with the AU480 product line which we acquired from Olympus. We incurred a $14.2 million vendor cancellation fee associated with the discontinuation of this project during the third quarter of 2009. Lastly, as a result of our decision to discontinue the Immunoassay business acquired as part of the ODS acquisition, we recorded $6.1 million associated with the write down of certain assets and accrual of purchase commitments.

Asset Impairment Charges

During the three and nine months ended September 30, 2009 we incurred asset impairment charges of $4.3 million and $5.9 million, respectively. In connection with the cancellation of the DXC500 project described above, asset impairments of $3.5 million were recognized during the three months ended September 30, 2009. We also incurred asset impairment charges associated with our consolidation effort to close and relocate other facilities and relocate operations of $0.8 million and $2.4 million during the three and nine months ended September 30, 2009.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheet at September 30, 2009:

Balance at December 31, 2008	$10.2
Additional charges	80.0
Cash payments in 2009	(29.4)

Balance at September 30, 2009	$60.8

Acquisition Related Costs

In connection with the ODS acquisition, we incurred acquisition related and integration costs of $23.7 million and $44.4 million during the three and nine months ended September 30, 2009. A significant portion of these expenses were related to legal, consulting and investment banking fees.

As to our Cogenics acquisition, we incurred $1.8 million and $2.8 million of acquisition related and integration costs during the three and nine months ended September 30, 2009, respectively.

These charges are included within the restructuring and acquisition related costs line of our condensed consolidated statement of earnings.

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

Foreign Currency

We manufacture our products principally in the U.S., but generated approximately 50% of our revenue during the first nine months of 2009 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. To mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany cash flows associated with intercompany inventory purchases by our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. The major currencies against which we hedge are the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges.

The forward contracts that we entered into in connection with the ODS acquisition, as further described in Note 2, did not qualify as a cash flow hedge under applicable accounting pronouncements, therefore, we recognized fair value gains of $10.9 million and $19.6 million during the three and nine months ended September 30, 2009, respectively which are reflected within the non-operating (income) expense line of our consolidated statements of earnings.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow hedges were discontinued in the three and nine months ended September 30, 2009 and 2008.

Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified into cost of sales upon the recognition of the hedged transaction. We estimate that substantially all of the $9.7 million of unrealized loss ($5.9 million after tax) included in accumulated other comprehensive loss at September 30, 2009 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. As of September 30, 2009 and December 31, 2008, the notional amounts of all derivative foreign exchange contracts were $593.7 million and $257.8 million respectively. We have cash flow hedges at September 30, 2009, which settle as late as December 16, 2010.

The following table presents the fair value of derivative instruments within the consolidated balance sheet:

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		September 30, 2009	December 31, 2008		September 30, 2009	December 31, 2008
Derivatives designated as hedging Instruments
Foreign exchange forwards and options	Other current assets	$5.3	$27.2	Other current liabilities	$5.7	$-

Foreign exchange forwards	Other long term assets	3.7	-	Other long term liabilities	2.6	1.5

Total derivatives designated as hedging instruments		$9.0	$27.2		$8.3	$1.5

The following tables present the amounts affecting the consolidated financial statements:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives		Location of Gain Reclassified From Accumulated Other Comprehensive Loss into Net Earnings	Amount of Gains Reclassified From Accumulated Other Comprehensive Loss into Net Earnings
	Three Months Ended September 30,			Three Months Ended September 30,
	2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships

Foreign exchange forwards and options	$(9.5)	$8.4	Cost of sales	$1.5	$2.9

Total	$(9.5)	$8.4		$1.5	$2.9

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives		Location of Gain Reclassified From Accumulated Other Comprehensive Loss into Net Earnings	Amount of Gains Reclassified From Accumulated Other Comprehensive Loss into Net Earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
Derivatives in Cash Flow Hedging Relationships

Foreign exchange forwards and options	$(15.2)	$4.5	Cost of sales	$14.2	$9.1

Total	$(15.2)	$4.5		$14.2	$9.1

	Location of Gain Recognized in Net Earnings on Derivatives	Amount of Gains in Net Earnings on Derivatives
		Three Months Ended September 30,
		2009	2008
Derivatives not designated as hedging instruments

Foreign exchange forwards	Other non-operating income	$10.9	$-

Total		$10.9	$-

	Location of Gain Recognized in Net Earnings on Derivatives	Amount of Gains in Net Earnings on Derivatives
		Nine Months Ended September 30,
		2009	2008
Derivatives not designated as hedging instruments

Foreign exchange forwards	Other non-operating income	$19.6	$-

Total		$19.6	$-

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

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2009 and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

Fair Value Measurements at Reporting Date Using
Description of assets (liabilities)	Fair Value at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$ (2.2)	-	$ (2.2)	-
Option contracts	$ 3.0	-	$ 3.0	-

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

Our financial liabilities have been classified as Level 2. These derivative contracts have been valued initially at the transaction price and valued subsequently using market data including quotes, benchmark yields, spot rates, and other industry and economic events. See Note 4, “Derivatives,” for further discussion on derivative financial instruments.

When necessary, we validate our valuation techniques by understanding the models used and obtaining market values from pricing sources.

The carrying values of our financial instruments approximate their fair value at September 30, 2009, except for long-term debt. Quotes from financial institutions are used to determine market values of our debt and derivative financial instruments. The carrying value and fair value of our long-term debt at September 30, 2009 was $1,332.9 million and $1,486.4 million.

Note 6.	Comprehensive Income

The reconciliation of net earnings to comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net earnings	$1.5	$24.1	$82.9	$110.9

Other comprehensive income
Foreign currency translation adjustments	27.1	(67.3)	39.7	(21.2)
Net actuarial gains associated with pension and other postretirement benefits, net of income taxes $(14.4) and $(3.5) for the nine months ended September 30, 2009 and September 30, 2008, respectively	-	-	23.4	5.4
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $(2.3) and $(6.9) for the three and nine months ended September 30, 2009, respectively, and $(1.1) and $(2.9) for the three and nine months ended September 30, 2008, respectively	3.9	1.5	11.8	4.7
Derivatives qualifying as hedges:
Net derivative losses, net of income taxes of $3.6 and $5.8 for the three and nine months ended September 30, 2009, respectively, and $(3.2) and $(1.7) for the three and nine months ended September 30, 2008, respectively	(5.9)	5.2	(9.4)	2.8
Reclassifications to cost of sales, net of income taxes of $0.6 and $5.4 for the three and nine months ended September 30, 2009, respectively, and $(1.1) and $(3.5) for the three and nine months ended September 30, 2008, respectively	(0.9)	1.8	(8.8)	5.6

Other comprehensive income	24.2	(58.8)	56.7	(2.7)

Total comprehensive income	$25.7	$(34.7)	$139.6	$108.2

The components of accumulated other comprehensive loss, net of income taxes, are as follows:

	September 30, 2009	December 31, 2008
Cumulative currency translation adjustments	$130.2	$90.5
Pension and other postretirement plan liability adjustments	(267.4)	(302.6)
Net unrealized gain on derivative instruments	(5.9)	12.3

Total accumulated other comprehensive loss	$(143.1)	$(199.8)

Note 7.	Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,
	2009			2008
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$1.5	67.946	$0.02	$24.1	62.789	$0.38
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	1.426	-	-	1.545	(0.01)

Diluted EPS:
Net earnings	$1.5	69.372	$0.02	$24.1	64.334	$0.37

	Nine Months Ended September 30,
	2009			2008
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$82.9	65.127	$1.27	$110.9	62.931	$1.76
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	0.906	(0.01)	-	1.472	(0.04)

Diluted EPS:
Net earnings	$82.9	66.033	$1.26	$110.9	64.403	$1.72

For the three and nine months ended September 30, 2009, there were 2.0 million shares and 3.4 million shares, respectively, and for the three and nine months ended September 30, 2008, there were 0.5 million shares and 0.8 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been antidilutive.

The principal amount of the convertible notes issued in December 2006 and due in 2036 is expected to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the three and nine months ended September 30, 2009 and 2008 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

As a result of retrospectively applying ASC 470-20, net earnings for the three and nine months ended September 30, 2008 have been adjusted from the previously disclosed amount of $26.1 million to $24.1 million and $116.8 million to $110.9 million, respectively. See Note 1, “Nature of Business and Summary of Significant Accounting Policies,” for further discussion on the 2009 adoption of ASC 470-20 related to the Convertible Notes.

In connection with our May 2009 equity offering, as further discussed under Note 11, “Debt and Equity Financing,” we entered into forward sale agreements with certain forward purchasers (the “Forward Purchasers”). Pursuant to the underwriting agreement, the Forward Purchasers borrowed and sold to the Underwriters an aggregate of 4,722,989 shares of our common stock at an initial forward price of $53.00, before the underwriting discount of $2.25 per share. Before the issuance of our common stock upon the July 27, 2009 settlement of the forward sale agreements, the forward sale agreements were reflected in our diluted earnings per share calculations using the treasury stock method. Under this method, the number of shares of our common stock used in calculating diluted earnings per share was deemed to be increased by the excess, if any, of the number of shares that would be issued upon physical settlement of the forward sale agreements over the number of shares that could be purchased by us in the market (based on the average market price during the period) using the proceeds receivable upon settlement. Consequently, there was a dilutive effect on our diluted earnings per share during periods when the average market price of our common stock was above the per share initial forward sale price of $50.75.

Note 8.	Sale of Assets

During the nine months ended September 30, 2009 and 2008, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $55.9 million and $46.2 million, respectively, for which we received cash proceeds of $55.9 million and $46.4 million, respectively. Substantially all of these sales took place in Japan. These transactions were accounted for as sales. As a result, these Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 9.	Composition of Certain Financial Statement Items

Inventories consisted of the following:

	September 30, 2009	December 31, 2008
Raw materials, parts and assemblies	$ 195.7	$ 156.5
Work in process	30.4	19.2
Finished products	426.2	320.5

	$ 652.3	$ 496.2

Changes in the product warranty obligation included in accrued expenses were as follows:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Beginning Balance	$ 12.1	$ 12.4
Current period warranty charges	4.8	14.9
ODS warranty liability balance assumed	2.8	2.8
Current period utilization	(4.8)	(15.2)

Ending Balance	$ 14.9	$ 14.9

Note 10.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2008	$587.0	$109.3	$696.3
ODS	320.0	-	320.0
Other adjustments	(0.7)	0.4	(0.3)

Goodwill at September 30, 2009	$906.3	$109.7	$1,016.0

Other intangible assets consisted of the following:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Amortized intangible assets:
Technology	$ 239.4	$ (51.7)	$ 187.7	$ 128.9	$ (40.8)	$ 88.1
Customer/dealer relationships	295.4	(96.7)	198.7	219.2	(86.3)	132.9
Core technology	66.6	(0.2)	66.4	-	-	-
Other	85.4	(38.9)	46.5	69.4	(33.7)	35.7

	686.8	(187.5)	499.3	417.5	(160.8)	256.7
Non-amortizing intangible assets:
Tradename	73.5	-	73.5	73.5	-	73.5
Core technology	-	-	-	66.6	-	66.6

	$ 760.3	$ (187.5)	$ 572.8	$ 557.6	$ (160.8)	$396.8

Estimated future intangible asset amortization expense consists of the following:

2009 (remaining three months)	$13.9
2010	54.9
2011	54.2
2012	50.6
2013	49.9
Thereafter	275.8

Total	$499.3

In September 2009, we reevaluated our core technology, which previously had an indefinite useful life. We considered current and expected future technological changes evolving in the marketplace, including the potential development of newer technologies by our competitors. We determined that over time these factors could make our core technology less valuable for our related products, and determined that it was appropriate to assign an estimated 20 year useful life to the technology. We determined in the current quarter that our core technology assets are not impaired. The incremental annual amortization of this change is approximately $3 million.

Note 11.	Debt and Equity Financing

Certain of our borrowing agreements contain covenants that we must comply with, including a debt to earnings ratio and a minimum interest coverage ratio. At September 30, 2009, we were in compliance with such covenants.

In May 2009, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) and extended the maturity date of the Credit Facility to May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. In connection with the Amendment of the Credit Facility, we incurred issuance costs of $5.3 million which are being amortized over the term of the Credit Facility. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of September 30, 2009 was 2.75%. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of September 30, 2009 was a S&P rating of BBB. At September 30, 2009, no amounts were outstanding under the Credit Facility.

On May 26, 2009, we issued $250.0 million principal amount of the Company’s 6% Senior Notes due 2015 and $250.0 million principal amount of the Company’s 7% Senior Notes due 2019 (the “Notes”). In connection with the Notes, we incurred issuance costs of $4.8 million. The Notes were issued at a discount of $2.3 million which is being amortized over the estimated life of the Notes. The proceeds from the Notes were used on August 3, 2009 to partially fund the ODS acquisition that is further described in Note 2, “Acquisitions“.

On May 19, 2009 we entered into forward sale agreements for the sale of an aggregate of 4,722,989 shares of our common stock including an amount equal to the underwriters’ over-allotment option in the public offering. The initial forward sale price was $50.75 per share which was equivalent to the public offering price of $53.00 less the underwriting discount of $2.25. On July 27, 2009 we received net proceeds of approximately $240 million from the issuance of shares in connection with this offering, which were used to partially fund the ODS acquisition. Additionally, we incurred issuance costs of $11.8 million in connection with this offering, which is recorded as a reduction to additional paid-in capital as of September 30, 2009.

Note 12.	Share-Based Compensation

Share-based compensation expense was $8.5 million and $8.8 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, share-based compensation expense was $27.2 million and $27.0 million, respectively.

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

As a result of the acquisition of Olympus, our liabilities related to retirement benefits increased by $16.1 million as of September 30, 2009. The pension and postretirement benefit costs associated with these liabilities are not included in the tables below due to their insignificance.

For the three and nine months ended September 30, 2009 and 2008, the pension and postretirement benefit costs were comprised of:

	Pensions				U.S. Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Service cost-benefits earned during the period	$4.0	$4.3	$1.2	$1.4	$0.4	$0.5
Interest cost on benefit obligation	10.8	10.2	2.4	2.8	1.7	1.9
Expected return on plan assets	(11.8)	(14.1)	(2.1)	(3.1)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	(0.1)	(1.1)
Actuarial loss (gain)	5.6	3.0	0.8	0.4	(0.1)	0.3

Net periodic benefit costs	$8.8	$3.6	$2.1	$1.3	$1.9	$1.6

	Pensions				U.S. Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Nine Months Ended September 30,
	2009	2008	2009	2008	2009	2008
Service cost-benefits earned during the period	$11.9	$12.9	$3.7	$4.2	$1.2	$1.5
Interest cost on benefit obligation	32.3	30.6	7.1	8.4	5.0	5.7
Expected return on plan assets	(35.3)	(42.3)	(6.1)	(9.3)	-	-
Amortization:
Prior service cost (credit)	0.7	0.6	(0.6)	(0.6)	(0.3)	(3.3)
Actuarial loss (gain)	16.7	9.0	2.4	1.2	(0.2)	0.7

Net periodic benefit costs	$26.3	$10.8	$6.5	$3.9	$5.7	$4.6

We contributed $24.0 million and $8.2 million to our U.S. pension plan during the nine months ended September 30, 2009 and September 30, 2008, respectively. We expect to contribute approximately $16.3 million to our other U.S. retirement plans and international pension plans and approximately $4.6 million to our postretirement plan during 2009. Our pension plans are underfunded and we may decide to make additional pension plan contributions. In addition, pension expense in future years may increase if the value of our pension assets decline further.

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

In 1998, we entered into a sale-leaseback transaction with Cardbeck Miami Trust (“Cardbeck”) in connection with our Miami facility. In May 2005, the State of Florida asserted that payments made by us pursuant to the sale-leaseback transaction were subject to commercial rental tax under applicable state laws and issued a tax assessment for June 2000 through February 2005. We paid approximately $2.4 million to settle the tax assessment and then filed a declaratory relief action in Leon County, Florida against the Florida Department of Revenue seeking a judicial ruling that payments made by us pursuant to the sale-leaseback transaction were not subject to commercial rental tax. On July 30, 2009, we entered into a settlement with the State of Florida under which we agreed to pay $3.5 million to resolve the potential liability for unpaid commercial rental tax arising from the sale-leaseback transaction for the period from June 25, 1998 through May 31, 2000 and from March 1, 2005 through June 30, 2018. Of the $3.5 million settlement amount, we have estimated approximately $1.7 million to be associated with past liabilities, for which we accrued during the first quarter of 2009. The settlement agreement does not address commercial rental tax issues for any period commencing after June 30, 2018.

On March 28, 2007, Cardbeck filed an action in Miami-Dade Circuit Court seeking a ruling that our failure to pay the commercial rental taxes and our challenge of the applicability of the commercial rental tax to the sale-leaseback transaction constitute breaches of the lease. We filed a counter claim seeking to recover the approximately $2.4 million that we had paid the State of Florida to resolve the tax assessment covering the period June 2000 through February, 2005, claiming Cardbeck had failed to provide us with timely notice of the assessment, which prevented us from effectively challenging the assessment. The Court stayed the Miami-Dade action pending resolution of the Leon County declaratory relief action. Following our July 30, 2009 settlement with the Florida Department of Revenue of the Leon County declaratory relief action, the Miami-Dade Circuit Court lifted the stay, allowing the Cardbeck action to resume. We believe our actions do not constitute a breach of the lease, because the lease specifically allows us to challenge taxes and to withhold payment of the taxes pending resolution of the challenge.

In June 2006 Wipro Limited (“Wipro”), our former distributor in India, initiated an arbitration action against Beckman Coulter International S.A., our subsidiary who entered the distributor relationship with Wipro, alleging that certain actions by Beckman Coulter India Private Limited, our India subsidiary, breached their contract. We agreed to a settlement and recognized a total expense of $2.6 million during the first quarter of 2009.

On August 16, 2007, a former employee filed a lawsuit in Orange County California Superior Court titled Davila vs. Beckman Coulter. The lawsuit alleged claims on the plaintiff’s own behalf and also on behalf of a purported class of our former and current employees. The complaint alleged, among other things, that we violated certain provisions of the California Labor Code and applicable California Industrial Welfare Commission Wage Orders with respect to meal breaks and rest periods, the payment of compensation for meal breaks and rest periods not taken, the information shown on pay stubs and certain overtime payments. It also alleged that we engaged in unfair business practices. The plaintiff asked for back pay, statutory penalties, and attorneys’ fees and sought to certify this action on behalf of our nonexempt California employees. Later, six additional former employees were added as class representatives. The Court has approved the parties settlement of this matter with the Company to pay $1.6 million to the claims administrator to settle all claims of the settling class members known or unknown, which relate to their wage claims with the Company. The payments required by the settlement agreement were accrued for during the fourth quarter of 2008 and have been paid.

Note 15.	Business Segment Information

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

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segments’ operating income to consolidated earnings (loss) before income taxes:

	*Three Months Ended September 30,		*Nine Months Ended September 30,
	2009	2008	2009	2008
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$282.7	$220.4	$708.4	$669.0
Cellular Analysis	229.0	233.1	668.8	709.1
Immunossay and Molecular Diagnostics	199.3	182.4	578.9	548.7

Total Clinical Diagnostics	711.0	635.9	1,956.2	1,926.7
Life Science	111.8	122.9	314.9	361.0

Total revenue	$822.8	$758.8	$2,271.0	$2,287.6

Segment operating income:
Clinical Diagnostics	$88.5	$62.0	$234.8	$185.4
Life Science	15.2	14.7	32.5	43.3

Total segment operating income	103.7	76.7	267.2	228.7
Restructuring and acquisition related costs	(79.2)	(7.8)	(127.2)	(13.2)
Fair market value inventory adjustment related to Clinical Diagnostics	(8.8)	-	(8.8)	(1.0)
Discontinued product write-off related to Clinical Diagnostics	(1.6)	-	(1.6)	-
Litigation accrual	(3.9)	-	(3.9)	-
Technology licenses used in R&D for Clinical Diagnostics	(5.8)	(11.7)	(5.8)	(23.7)
Environmental remediation	-	(19.0)	-	(19.0)

Total operating income	4.4	38.2	119.9	171.8

Non-operating (income) expense:
Interest income	(1.4)	(2.4)	(4.0)	(8.6)
Interest expense	24.3	16.7	52.7	44.5
Other	(18.0)	(2.0)	(24.9)	(5.5)

Total non-operating (income) expense	4.9	12.3	23.8	30.4

Earnings (loss) before income taxes	$(0.5)	$25.9	$96.1	$141.4

*	Amounts may not foot due to rounding.

U. S. information is presented separately since we are headquartered in the U.S. Revenues in the U.S. represented 49% and 50% of our total consolidated revenues for the three month periods ended September 30, 2009 and 2008, respectively, and 50% for both the nine month periods ended September 30, 2009 and 2008, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	*Three Months Ended September 30,		*Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues by geography:
United States	$402.2	$376.5	$1,135.0	$1,133.4
Europe	182.4	165.4	493.4	511.8
Emerging Markets (a)	65.7	68.8	178.8	205.1
Asia Pacific	122.9	94.5	322.5	279.2
Other (b)	49.6	53.6	141.3	158.1

Total revenue	$822.8	$758.8	$2,271.0	$2,287.6

	September 30, 2009	December 31, 2008
Long-lived assets by geography:
United States	$1,911.6	$1,690.3
International	883.7	389.8

Total long lived assets	$2,795.3	$2,080.1

*	Amounts may not foot due to rounding.
(a)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(b)	Other includes Canada and Latin America

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Form 10-Q for the quarterly period ended September 30, 2009 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Forward-looking statements reflect our current views with respect to future events and can also be identified by words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans,” “should,” “likely,” “might,” or the negative thereof or comparable terminology, and may include, without limitation, information regarding our expectations, goals or intentions regarding the future. Forward-looking statements involve certain risks and uncertainties, and our actual results may differ materially from those discussed in any forward-looking statement. Factors that could cause results to differ include, but are not limited to, those discussed in the section below entitled “Risk Factors” under Part II, Item 1A of this Form 10-Q. Additional factors that could cause actual results to differ are discussed in Part II, Item A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our other current and periodic reports filed from time to time with the SEC. All forward-looking statements in this Form 10-Q are made as of the date hereof and we assume no obligation to update any forward-looking statement, except as required by law.

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

The majority of our revenue is generated from consumable supplies (including reagent test kits), service and operating-type lease (“OTL”) payment arrangements. Approximately 83% of our total revenue for the first nine months in 2009 was generated by this type of revenue, which we refer to as “recurring revenue.” A customer contract typically runs five years while the average customer relationship lasts more than 15 years. Switching instrument systems creates significant costs for labs: changing suppliers means re-training staff on new systems and performing validation studies to assure consistency of reported results. High retention rates have driven recurring revenue to approximately 83% of total revenue. Our remaining balance of revenue is derived from instrument sales.

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

•

We are building on our industry-leading ability to help customers simplify, automate and innovate their work flow. Our unparalleled knowledge of customers’ laboratory processes supports our expansion of automation and work cells, growing our installed base of instruments.

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

•	We continue to make progress on our plan to design and build an automated, fully integrated molecular diagnostic system to enable moderately complex testing in clinical diagnostic laboratories.

As part of our strategic initiatives, we expect to incur charges as we realign our manufacturing and distribution footprint and implement initiatives to improve productivity and reduce operating costs in the future.

Acquisition of Olympus Diagnostic Systems Business

We entered into a master purchase agreement with Olympus Corporation, which we also refer to as Olympus, dated February 27, 2009, to acquire the diagnostic systems portion of Olympus Corporation, (“Olympus Diagnostic Systems” or “ODS”). On August 3, 2009 (Tokyo time), we completed the acquisition through a cash payment of approximately 76 billion Japanese yen (approximately U.S. $800 million based on currency exchange rates as of August 3, 2009). The final purchase price is subject to, among other things, determination of the final closing net assets.

The Olympus Diagnostic Systems business encompasses the development, manufacturing, marketing, sale, distribution and use of clinical chemistry and immunoassay analyzers, blood transfusion testing systems, and the chemical reagents and other consumables used with them, and related laboratory automation equipment, for in vitro diagnostic testing of samples from humans and animals. The completion of this transaction adds considerable product depth and significantly expands our geographic reach and scale. We expect the ODS business to fill some important gaps in our product line, in both the high-throughput and low-throughput segments in chemistry and automation. We have announced our plan to discontinue ODS’s immunoassay product line. We believe we have the opportunity to continue our above-market growth in immunoassay by selling our immunoassay products to an entirely new base of loyal ODS chemistry customers. Our strength in total lab automation should be complemented by ODS’ strong pre-analytical automation position in Europe and Asia. Customers should benefit from the expanded range of products, particularly those large hospital and university laboratories where higher throughput systems are preferred. This acquisition is classified as part of our Clinical Diagnostics business segment.

On February 27, 2009, we also entered into forward contracts with various banks covering the full amount of the purchase price in order to hedge the risk of changes in the exchange rate of the Japanese yen versus the U.S. dollar between the signing and closing of the ODS acquisition. See Note 4, “Derivatives,“ for further discussion on derivative financial instruments.

The foregoing description of the ODS acquisition is qualified in its entirety by reference to the full text of the master purchase agreement, which is attached as Exhibit 2.1 to the 8-K filed with the SEC on August 4, 2009 and incorporated by reference.

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

Both our accounting policies and estimates are essential in understanding MD&A and results of operations. We describe our significant accounting policies in Note 1, “Nature of Business and Summary of Significant Accounting Policies,“ of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. In addition, we discuss our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2008. There were no significant changes in our accounting policies or estimates since the end of 2008 except as described below.

As of January 1, 2009, we adopted new accounting guidance related to convertible debt, on a retroactive basis, to record the equity component of our convertible debt and non-cash interest expense related to our convertible debt obligation. As a result of the adoption of the new accounting guidance on Debt with Conversion and Other Options (“ASC 470-20”), at December 31, 2008 our long-term debt decreased by $77.3 million and our stockholders’ equity increased by $46.3 million. Our interest expense increased by $3.6 million and $3.4 million for the three months ended September 30, 2009 and 2008, respectively, and by $10.7 million and $10.0 million for the nine months ended September 30, 2009 and 2008, respectively. Our diluted earnings per share decreased by $0.03 and $0.04 for the three months ended September 30, 2009 and 2008, respectively, and by $0.10 and $0.09 for the nine months ended September 30, 2009 and 2008, respectively, as a result of the adoption.

In September 2009, we reevaluated our core technology, which previously had an indefinite useful life. We considered current and expected future technological changes evolving in the marketplace, including the potential development of newer technologies by our competitors. We determined that over time these factors could make our core technology less valuable for our related products, and determined that it was appropriate to assign an estimated 20 year useful life to the technology. We determined in the current quarter that our core technology assets are not impaired. The incremental annual amortization of this change is approximately $3 million.

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

Results of Operations

We measure our business on the basis of two reportable segments – Clinical Diagnostics and Life Science. The Clinical Diagnostics segment represents approximately 86% of our consolidated revenue and includes products used to evaluate and analyze bodily fluids, cells and other patient samples. The three product areas within Clinical Diagnostics are Chemistry and Clinical Automation, Cellular Analysis and Immunoassay and Molecular Diagnostics. Our Life Science segment, on the other hand, includes systems used for disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies.

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

Current Quarter Financial Highlights

Total revenue increased 8.4% to $822.8 million during the third quarter, when compared to the corresponding prior year period, including revenue of $65.1 million related to the recently acquired ODS business. However, excluding the effect of the acquisition, on a constant currency basis, revenue remained relatively flat as constant currency recurring revenue grew by 7.7%, but was partially offset by a 14.8% constant currency decline in hardware instrument sales. The recurring revenue gain was generated primarily from our Clinical Diagnostics products, driven in part by Access Immunoassay which grew 10.3% in constant currency. Our acquisition of Cogenics contributed about 100 basis points of recurring revenue growth. Excluding revenue from the ODS acquisition, instrument sales declined in all product areas when compared to the prior year quarter due primarily to weakness in the U.S. market and in Emerging Markets.

Gross profit margin decreased 10 basis points to 45.9% during the third quarter of 2009 as compared to the prior year quarter due primarily to an increase in cost of sales associated with ODS products as a result of an $8.8 million roll-out of fair value adjustment to inventory recorded in connection with the acquisition accounting and a charge of $1.6 million associated with the write-off of discontinued products. These factors were substantially offset by a favorable product mix, with recurring revenue comprising a larger percentage of our overall revenue.

Selling, general and administrative (“SG&A”) expense increased $13.4 million or 6.4% during the current quarter as a result of the acquisition, offset by the benefit from our cost containment initiatives combined with the effect of a stronger dollar, which reduced SG&A expenses by approximately $4 million.

Research and development (“R&D”) expense decreased by $3.1 million or 4.1% mainly due to reductions related to completion of certain Cellular Analysis R&D projects and reprioritization of other projects, offset by R&D spending related to the ODS acquisition, and continuing to fund significant R&D programs in Immunoassay and Molecular Diagnostics, including acquisition of a license for Molecular Diagnostics for $5.8 million as well as investments in new Flow Cytometry systems.

Restructuring and acquisition related costs increased by $71.4 million during the third quarter of 2009, when compared to the prior year quarter, in large part due to: 1) a $25.5 million increase in acquisition and integration related costs, such as outside legal and consulting fees primarily associated with the ODS acquisition, 2) $20.5 million related to severance costs associated with the ODS acquisition and related restructuring, and a 3) $14.2 million contract termination fee related to cancellation of our project to develop a lower throughput chemistry instrument since we acquired a similar instrument as part of our ODS acquisition. Additionally, we incurred $7.1 million in restructure related costs in connection with the closure and relocation of certain manufacturing and distribution sites as part of our plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities, comparable to the level incurred in the prior year.

Total non-operating expense decreased by $7.4 million mainly due to a $10.9 million hedging gain. This gain is associated with forward contracts to purchase Japanese yen as described under Acquisition of Olympus Diagnostic Systems Business.” As a result of currency exchange rates, the U.S. dollar converted purchase price of approximately $780 million (based on the exchange rates as of February 27, 2009) was also increased by an amount approximating our cumulative hedging gain. We had additional currency gains of $2.2 million on Japanese yen held prior to settlement of the acquisition and $4.9 million on settlement of intercompany loans related to the acquisition. These gains were partially offset by a reduction of interest income of approximately $1 million, combined with additional net interest expense of $6.4 million as a result of the debt portion of our financing for the ODS acquisition being outstanding for the entire quarter.

Our effective tax rate changed from 6.9% during the third quarter of 2008 to a benefit of 400.0% during the current quarter due primarily to a decrease in the estimated annual effective tax rate applied in the current quarter coupled with a nominal pre-tax loss for the quarter resulting in the unusual tax rate for the quarter.

Revenue

The following tables compare revenue type, segment and geography for the three and nine months ended September 30, 2009 and 2008 (dollar amounts in millions):

	*Three Months Ended September 30,		Reported Growth %	Constant Currency Growth % (a)
	2009	2008
Total revenue:
Recurring revenue – supplies, service and lease payments	$676.1	$594.6	13.7%	17.3%
Instrument sales	146.7	164.2	(10.7)%	(9.4)%

Total revenue	$822.8	$758.8	8.4%	11.6%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$282.7	$220.4	28.3%	32.1%
Cellular Analysis	229.0	233.1	(1.8)%	0.6%
Immunoassay and Molecular Diagnostics	199.3	182.4	9.3%	13.1%

Total Clinical Diagnostics	711.0	635.9	11.8%	15.1%
Life Science	111.8	122.9	(9.0)%	(6.8)%

Total revenue	$822.8	$758.8	8.4%	11.6%

Revenue by geography:
United States	$402.2	$376.5	6.8%	6.8%
Europe	182.4	165.4	10.3%	19.6%
Emerging Markets (b)	65.7	68.8	(4.6)%	3.1%
Asia Pacific	122.9	94.5	30.0%	27.5%
Other (c)	49.6	53.6	(7.4)%	2.5%

Total revenue	$822.8	$758.8	8.4%	11.6%

	*Nine Months Ended September 30,		Reported Growth %	Constant Currency Growth % (a)
	2009	2008
Total revenue:
Recurring revenue – supplies, service and lease payments	$1,878.8	$1,792.6	4.8%	10.0%
Instrument sales	392.2	495.0	(20.8)%	(18.3)%

Total revenue	$2,271.0	$2,287.6	(0.7)%	3.8%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$708.4	$669.0	5.9%	10.7%
Cellular Analysis	668.8	709.1	(5.7)%	(1.7)%
Immunoassay and Molecular Diagnostics	578.9	548.7	5.5%	10.9%

Total Clinical Diagnostics	1,956.2	1,926.7	1.5%	6.2%
Life Science	314.9	361.0	(12.8)%	(8.7)%

Total revenue	$2,271.0	$2,287.6	(0.7)%	3.8%

Revenue by geography:
United States	$1,135.0	$1,133.4	0.1%	0.1%
Europe	493.4	511.8	(3.6)%	8.5%
Emerging Markets (b)	178.8	205.1	(12.8)%	(2.9)%
Asia Pacific	322.5	279.2	15.5%	15.5%
Other (c)	141.3	158.1	(10.6)%	3.5%

Total revenue	$2,271.0	$2,287.6	(0.7)%	3.8%

*	Amounts in table above may not foot or recalculate due to rounding.
(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Revenue for the three and nine months ended September 30, 2009 includes the following amounts related to our ODS acquisition completed on August 3, 2009 (in millions):

Total revenue:
Recurring revenue – supplies, service and lease payments	$55.9
Instrument sales	9.2

Total revenue	$65.1

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$62.6
Immunoassay and Molecular Diagnostics	2.5

Total revenue	$65.1

Revenue by geography:
United States	$21.2
Europe	24.4
Emerging Markets (b)	7.2
Asia Pacific	12.2
Other (c)	0.1

Total revenue	$65.1

Revenue

Recurring revenue increased 13.7% (17.3% in constant currency) during the three months ended September 30, 2009 and increased 4.8% (10.0% increase in constant currency) in the nine months ended September 30, 2009 in comparison to the same periods in the prior year. The increase in constant currency recurring revenue was driven in part by the acquisition of ODS, which added approximately 9.6% and 3.2% to this growth during the three and nine months ended September 30, 2009, respectively. Strong growth in Immunoassay, continued growth in Cellular Analysis and the acquisition of Cogenics in April 2009 also contributed to the increase. Recurring revenue, which we believe is the best indicator of the overall strength of our business, represented 82.7% of our total revenue during the nine-month period.

Instrument sales decreased by 10.7% (9.4% in constant currency) during the three months ended September 30, 2009 and by 20.8% (18.3% in constant currency) during the nine months ended September 30, 2009, despite inclusion of $9 million of instrument sales from the ODS acquisition. Cash instrument sales pertaining to Cellular Analysis were most significantly impacted, declining by more than 18% in both the three and nine months ended September 30, 2009, compared to unusually strong instrument sales in 2008. We believe the overall decline in 2009 cash instrument sales is due to a number of factors, including the continued difficult economic environment, the tightening of the credit markets, constrained hospital operating environment and year to date 2009, the strengthening dollar. As a result, sales were negatively impacted as customers remain cautious in their capital spending and in some cases have delayed purchases. In addition, in the third quarter of 2008 we experienced an unusually strong increase of 26% in instrument sales in part due to a weak U.S. dollar, but also due to a production backlog issue that we resolved in 2008.

Clinical Diagnostics

Clinical Diagnostics revenue increased by 11.8% and 1.5% in the three and nine months ended September 30, 2009, respectively, when compared to the same period in 2008, primarily as a result of the acquisitions. In constant currency, Clinical Diagnostics realized an increase in revenue of 15.1% and 6.2% for the third quarter and first nine months of 2009, respectively, primarily driven by a 18.9% and 10.9% improvement in recurring revenue during the three and nine months ended September 30, 2009. The ODS acquisition accounted for $55.9 million, or 10.2% and 3.5% of growth in recurring revenue during the three and nine months ended September 30, 2009. Continued robust growth in Access Immunoassay also contributed to the increase. Recurring revenue growth largely reflects an expanding installed base and increased test kit utilization. The gains in recurring revenue, however, were partially offset by declines in instrument sales of 7.8% and 21.4% in constant currency for the three and nine months ended September 30, 2009, respectively, in comparison to the related prior year periods. The lower levels of instrument sales were mainly due to Cellular Analysis, as discussed earlier, and for the nine months ended September 30, 3009, Chemistry and Clinical Automation.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from Chemistry and Clinical Automation increased by 28.3% (32.1% in constant currency) and 5.9% (or an increase of 10.7% in constant currency) for the three and nine months ended September 30, 2009, respectively versus the same periods in 2008. The ODS acquisition contributed revenue of $65.1 million, an increase of 8.6% and 2.8% for the three and nine months ended September 30, 2009. Recurring revenue in constant currency from the existing business increased by 6.8% and 5.5% for the three and nine months ended September 30, 2009, however, cash instruments sales were down due to the constrained economic environment. Based on our year to date results, we expect to achieve a fifth consecutive record year of integrated chemistry system placements, growing our installed base in mid to large sized hospitals.

Cellular Analysis

Revenue from Cellular Analysis decreased 1.8% (0.6% increase in constant currency) or 5.7% (1.7% in constant currency) for the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008. This was due primarily to an 18.2% and 26.2% constant currency decline in cash instrument sales for the three and nine months ended September 30, 2009, respectively, due in large part to significantly lower placement of instruments in Hematology. We believe Hematology sales were down primarily due to unusually high sales in 2008 and to the effect of constrained capital spending due to the economic environment in 2009. Cash instrument sales were unusually high during 2008 as we resolved a 2007 backlog related to a supply chain disruption. In addition, the current constrained capital expenditure environment, including a stronger dollar in the first half of 2009, has had a negative impact on our cash instrument sales. The decline in instrument sales, however, was partially offset by an increase in recurring revenue.

Immunoassay and Molecular Diagnostics

Revenue in Immunossay and Molecular Diagnostics increased by 9.3% (13.1% in constant currency) and 5.5% (10.9% in constant currency) for the three and nine months ended September 30, 2009, respectively, when compared to the same periods in the prior year. This increase is directly due to an increase in recurring revenue which grew by 14.0% and 11.9% in constant currency for the three and nine months ended September 30, 2009, respectively and was led by an increase from our Access Immunoassay products. Growth in placements of mid to ultra high volume Immunoassay systems in the prior year helped increase our penetration at the account level and fueled recurring revenue growth. The acquisition of Cogenics in April 2009 contributed $5.9 million and $11.2 million to revenue during the third quarter and first nine months of 2009, respectively

Life Science

Revenue from our Life Science products decreased by 9.0% (6.8% in constant currency) and 12.8% (8.7% in constant currency) for the three and nine months ended September 30, 2009 as compared to the prior year periods. Cash instrument sales were a significant driver of the decrease in sales, declining by approximately 11.3% and 14.3% in constant currency for the three and nine month periods ended September 30, 2009, respectively. We anticipate continued weakness in research markets, with a possible upside late in the year, as government stimulus funding begins to flow and grants are funded.

Revenue by Major Geography

Overall, revenue in the U.S. was up 6.8% and 0.1% for the three and nine months ended September 30, 2009, respectively, versus the three and nine months ended September 30, 2008. Higher revenue was primarily a result of revenue from acquisitions and from growth in recurring revenue, offset by declines of more than 9% and 27% during the three and nine months ended, respectively in cash instrument sales from both Clinical Diagnostics and Life Science due to the economic factors mentioned earlier.

Revenue in Europe increased by 10.3% and decreased by 3.6% (or increased by 19.6% and 8.5% in constant currency) for the three and nine months ended September 30, 2009, respectively. The constant currency growth was due to an increase in recurring revenue of 26.6% and 13.6%, primarily resulting from the ODS acquisition and from solid growth in Immunoassay and Molecular Diagnostics. The region also experienced a decline in instrument sales posting a decrease in sales of 7.0% and 10.9% in constant currency for the three and nine months ended September 30, 2009. We believe that the decline is due to adverse credit market and economic conditions which has led some customers to defer capital expenditures.

Revenue from Emerging Markets decreased by 4.6% and 12.8% (3.1% increase and 2.9% decrease in constant currency) for the three and nine months ended September 30, 2009, respectively, as we experienced a decrease in instrument sales from both Clinical Diagnostics and Life Science. Overall, cash instrument sales dropped by approximately 40% on a constant currency basis for both the three and nine months ended September 30, 2009, respectively. Sales in 2008 had been particularly strong due to the weaker dollar which enabled us to increase our market penetration. However, in 2009, the stronger dollar and difficult economic environment reduced cash instrument sales. Recurring revenue increased due to revenue from the ODS acquisition and continued growth in recurring revenue from instruments placed in prior years.

Sales in Asia Pacific increased by 30.0% and 15.5% (27.5% and 15.5% in constant currency) for the three and nine months ended September 30, 2009, respectively, mainly due to 27.4% and 16.4% constant currency growth in recurring revenue, led by growth in products from Chemistry and Clinical Automation as a result of the ODS acquisition and Immunoassay and Molecular Diagnostics. China continued to be the leading country, with total revenue growth of about 58% and 36% in constant currency for the three and nine months ended September 30, 2009, respectively.

Gross Profit

	Three Months Ended			Nine Months Ended
	September 30, 2009	September 30, 2008	Percent Change	September 30, 2009	September 30, 2008	Percent Change
(in millions)
Gross profit on recurring revenue	$351.2	$320.1	9.7%	$1,000.6	$969.5	3.2%
As a percentage of recurring revenue	51.9%	53.8%	(1.9)%	53.3%	54.1%	(0.8)%

	Three Months Ended			Nine Months Ended
	September 30, 2009	September 30, 2008	Percent Change	September 30, 2009	September 30, 2008	Percent Change
(in millions)
Gross profit on instrument sales	$26.7	$28.9	(7.6)%	$53.3	$75.2	(29.1)%
As a percentage of instrument sales	18.2%	17.6%	0.6%	13.6%	15.2%	(1.6)%

	Three Months Ended			Nine Months Ended
	September 30, 2009	September 30, 2008	Percent Change	September 30, 2009	September 30, 2008	Percent Change
(in millions)
Gross profit	$377.9	$349.0	8.3%	$1,053.9	$1,044.7	0.9%
As a percentage of total revenue	45.9%	46.0%	(0.1)%	46.4%	45.7%	0.7%

Gross profit increased $28.9 million or 8.3% and $9.2 million or 0.9% for the quarter and nine months ended September 30, 2009, respectively, as compared to the corresponding prior year period. The ODS acquisition contributed $19.3 million in gross profit during both periods, including a charge of $8.8 million for the partial run-off of the fair value adjustment to inventory in connection with the acquisition accounting. Excluding the gross profit generated from the ODS acquisition, gross profit grew by $9.6 million during the third quarter of 2009 as compared to the prior year period and decreased by $10.1 million for the nine months ended September 30, 2009 as compared to the prior year. The increase in gross profit for the quarter reflects stronger gross margins, excluding ODS. The decrease for the nine months primarily relates to $81.7 million in lower revenue, excluding the revenue associated with ODS, partially offset by better gross margins.

The increase in gross margin, excluding the effect of ODS, during both periods in 2009, is due primarily to a mix favoring recurring revenue, which represented approximately 82% of our total revenue for the current period and approximately 78% for the comparative period. Gross margin from recurring revenue represents more than 90% of our overall gross margin. We expect recurring revenue to outpace cash instrument sales for the full year, improving mix and gross margin as compared to the prior year. Instrument sales, particularly outside the U.S, are unfavorable in the short term from a margin perspective, but support our long term objective to increase our penetration in emerging markets and position us to provide reliable and sustainable recurring revenue growth in future periods.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2009	September 30, 2008	Percent Change	September 30, 2009	September 30, 2008	Percent Change
(in millions)
Selling, general and administrative	$222.6	$209.2	6.4%	$614.5	$625.5	(1.8)%
As a percentage of total revenue	27.1%	27.6%	(0.5)%	27.1%	27.3%	(0.2)%

Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2009 increased by $13.4 million, primarily due to $19.5 million in additional SG&A associated with the ODS business. Excluding the SG&A related to the acquisition, SG&A decreased by $6.1 million or 2.9% as compared to the prior year quarter. For the nine months ended September 30, 2009, SG&A decreased by 1.8% or $11.0 million, despite the $19.5 million in added SG&A related to the ODS business, as mentioned earlier. The noted decreases in SG&A, excluding the effect of ODS, are primarily due to our continued focus on cost containment initiatives, especially in light of the shortfall in hardware revenue combined with the effect of a stronger dollar in the first three quarters of 2009. These reductions in cost were achieved despite an increase in pension expense of $6.0 million and $18.1 million during the three and nine months ended September 30, 2009, respectively along with charges of approximately $4 million and $8 million related to legal matters during the three and nine months ended September 30, 2009, respectively.

	Three Months Ended			Nine Months Ended
	September 30, 2009	September 30, 2008	Percent Change	September 30, 2009	September 30, 2008	Percent Change
(in millions)
Research and development	$71.7	$74.8	(4.1)%	$192.3	$215.2	(10.6)%
As a percentage of total revenue	8.7%	9.9%	(1.2)%	8.5%	9.4%	(0.9)%

The decrease in research and development (“R&D”) of $3.1 million for the quarter ended September 30, 2009 was primarily due to an $11.7 million charge in the third quarter of 2008 related to buying out our future U.S. royalty for preeclampsia tests currently in development from Nephromics, LLC (“Nephromics”). During the current year quarter, the ODS business added R&D costs of $6.6 million, while we incurred a $5.8 million charge for the purchase of a sublicense to certain patent rights which will be used to develop a molecular assay. Excluding the effect of these items during both periods, R&D decreased by $3.8 million during the third quarter of 2009 as compared to the prior year quarter. R&D costs during the nine months ended decreased $22.9 million, despite the added R&D costs related to the ODS business and the purchase of the sublicense during the third quarter of 2009. The primary reason for the decrease relates to the $11.7 million charge incurred during the third quarter of 2008, as mentioned above, coupled with a $12.0 million charge during the first half of 2008 associated with the purchase of a non-exclusive sublicense related to the hepatitis C virus for our molecular diagnostics project. Excluding the effect of these items, R&D decreased $11.6 million. Overall, R&D during both the quarter and nine months ended September 30, 2009 decreased, excluding the impact of the items described above, primarily as a result of completion of certain R&D projects and our efforts to reprioritize other R&D projects. However, we continue to fund significant R&D programs within high potential areas such as Flow Cytometry and Molecular Diagnostics.

	Three Months Ended			Nine Months Ended
	September 30, 2009	September 30, 2008	Percent Change	September 30, 2009	September 30, 2008	Percent Change
(in millions)
Restructuring and acquisition related costs	$79.2	$7.8	>100%	$127.2	$13.2	>100%
Environmental remediation	$—	$19.0	(100.0)%	$—	$19.0	(100.0)%

Restructuring and Acquisition Related Costs—Restructuring and acquisition related costs increased by $71.4 million and $114.0 million during the three and nine months ended September 30, 2009, when compared to the prior year periods. This increase is primarily due to restructuring, integration and acquisition related costs associated with the ODS acquisition of $68.5 million and $89.2 million for the quarter and nine months ended September 30, 2009. In addition, we incurred restructuring cost associated with the closure and relocation of certain manufacturing and distribution sites along with activities related to our plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. The restructuring cost related to the closure and relocation of these sites includes severance, relocation, and other exit costs.

Environmental Remediation—During the third quarter 2008 we recorded a $19.0 million environmental remediation charge related to our Orange County site consolidation and closure of our Fullerton, California site. In connection with this consolidation, we began conducting environmental studies at our Fullerton, California site, which suggests that soil and groundwater at the site contain chemicals previously used in operations at the facility. The $19.0 million represents our best estimate of future expenditures for evaluation and remediation at the site. We believe that the ultimate costs may range from $10 million to $30 million.

Operating Income

Management evaluates business segment performance based on revenue and operating income exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the three and nine months ended September 30, 2009 and 2008 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	*Three Months Ended September 30,		*Nine Months Ended September 30,
	2009	2008	2009	2008
Operating income:
Clinical Diagnostics	$88.5	$62.0	$234.8	$185.4
Life Science	15.2	14.7	32.5	43.3

Total segment operating income	103.7	76.7	267.2	228.7
Restructuring and acquisition related costs	(79.2)	(7.8)	(127.2)	(13.2)
Fair market value inventory adjustment	(8.8)	—	(8.8)	(1.0)
Discontinued product write-off	(1.6)	—	(1.6)	—
Litigation accrual	(3.9)	—	(3.9)	—
Technology license used in R&D for Clinical Diagnostics	(5.8)	(11.7)	(5.8)	(23.7)
Environmental remediation	-	(19.0)	-	(19.0)

Total operating income	4.4	38.2	119.9	171.8

Non-operating (income) expense:
Interest income	(1.4)	(2.4)	(4.0)	(8.6)
Interest expense	24.3	16.7	52.7	44.5
Other	(18.0)	(2.0)	(24.9)	(5.5)

Total non-operating (income) expense	4.9	12.3	23.8	30.4

Earnings (loss) before income taxes	$(0.5)	$25.9	$96.1	$141.4

*	Amounts may not foot due to rounding

The increase in operating income generated from the Clinical Diagnostics segment is primarily due to higher revenue derived from the ODS acquisition coupled with lower SG&A resulting from our cost containment initiatives.

The decrease in operating income for our Life Science segment during the nine months ended September 30, 2009 was primarily due to a 12.8% decrease in revenue. The operating income for the quarter, however, increased due to lower operating costs, partially offset by lower revenue.

Non-Operating (Income) Expense

	Three Months Ended			Nine Months Ended
	September 30, 2009	September 30, 2008	Percent Change	September 30, 2009	September 30, 2008	Percent Change
(in millions)
Interest income	$(1.4)	$(2.4)	(41.7)%	$(4.0)	$(8.6)	(53.5)%
Interest expense	$24.3	$16.7	45.5%	$52.7	$44.5	18.4%
Other non-operating income	$(18.0)	$(2.0)	>100.0%	$(24.9)	$(5.5)	>100.0%

Interest income decreased during both the quarter and nine months of 2009 due, in part, to our decreasing investment in STL receivables coupled with overall lower rates of interest on our cash and investment balances.

Interest expense increased by $7.6 million and $8.2 million during the three and nine months ended September 30, 2009, respectively, due primarily to additional interest expense during the quarter of $8.2 million resulting from our $500 million issuance of debt to finance the ODS acquisition. Interest expense for all periods reflects our adoption of the new accounting standard related to convertible debt (ASC 470-20) which effectively increases the amount of interest expense recorded on our convertible debt instruments. See Note 1, “Recently Adopted Accounting Standards,” for a detailed discussion of the accounting change. The adoption of this standard was applied retrospectively to the prior year financial results. Interest expense increased by $3.6 million and $3.4 million for the three months ended September 30, 2009 and 2008, respectively, and $10.7 million and $10.0 million for the nine months ended September 30, 2009 and 2008, respectively, as a result of implementing this accounting change.

The increase in other non-operating income for the three and nine months ended September 30, 2009 was primarily related to foreign currency gains related to the ODS acquisition. More specifically, we recognized a $10.9 million and $19.6 million hedging gain during the quarter and nine months ended September 30, 2009, respectively, associated with forward contracts to purchase Japanese yen. Given that our purchase price for the ODS acquisition was paid in yen, we entered into forward contracts in an effort to mitigate the risk associated with changes in the value of the yen which we settled as of July 30, 2009. We recorded a $2.2 million foreign currency gain on the value of the yen for the period between settling the forward contract and the transfer of funds in yen to purchase ODS. Additionally, we recorded a $4.9 million foreign currency gain related to the settlement of intercompany loans related to the ODS acquisition.

Income Taxes

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the three months ended September 30, 2009 and September 30, 2008 was 400.0% and 6.9%, respectively. For the nine months ended September 30, 2009 and September 30, 2008, the effective tax rate was 13.7% and 21.6%, respectively. The effective tax rate of 400.0% for the three months ended September 30, 2009 results from a small pretax loss coupled with a $2.0 million tax benefit in the quarter. This tax benefit results primarily from a decrease in the estimated annual effective tax rate applied in the current quarter, resulting from the tax effect of various costs from the ODS acquisition. Discrete events arising in the three months ended September 30, 2009 also impacted the respective tax rates. The discrete items which reduced tax expense for the current quarter consisted primarily of changes to various tax credits and recognition of a deferred tax asset for a foreign net operating loss.

Our effective tax rate for the full year 2009 could be impacted by a number of factors such as new tax laws, interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our use of tax credits and our geographic profit mix. We expect our effective tax rate for the year to be approximately 21% compared to 22% for 2008. The decrease in tax rate is primarily attributable to the tax impact of costs associated with the ODS acquisition.

During the first quarter of 2009, we filed certain tax accounting method changes with the U.S. Internal Revenue Service (“IRS”). As a result of these accounting method changes, certain tax deductions were accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year for tax purposes. This loss has been carried back to the 2006 tax year and reduces taxes previously paid. In the second quarter of 2009 we received tax refunds related to the 2008 tax year of $31.0 million as a result of these accounting method changes. As a result of the carryback of the 2008 net operating loss to 2006, we expect to receive a tax refund of $15.0 million for the 2006 tax year. In addition, the carryback of the loss to 2006 freed up certain tax credits in that year which we carried forward to the 2007 tax year. We also carried back tax credits from 2008 to the 2007 tax year. These will result in an additional tax refund for the 2007 tax year of $20.0 million. Thus we expect a total of $35.0 million in additional tax refunds in the fourth quarter resulting from these accounting method changes. The acceleration of these tax deductions reduces certain permanent tax benefits in tax years 2008 and 2006. The impact of the reduction of these permanent tax benefits, totaling $3.4 million, was reflected as a discrete item in the tax provision for the nine months ended September 30, 2009.

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

Our business model, in particular recurring revenue comprised of consumable supplies (including reagent test kits), service, and OTL payments, allows us to generate substantial operating cash flows. We are currently investing a substantial portion of this cash flow in instruments leased to customers. We expect operating cash flows to increase as our OTL lease portfolio continues to build. We anticipate our operating cash flows together with the funds available through our credit facilities will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows and other sources of liquidity to:

•

facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from new technologies gained through licensing arrangements, existing R&D projects, and business acquisitions,

•

maintain or raise our quarterly dividend. Our dividend paid in the third quarter was $0.17 per share. In October 2009, our Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on November 23, 2009 to stockholders of record on November 9, 2009. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2010 of $0.18 per share,

•	pay costs associated with our supply chain and restructuring initiatives,

•	continue our Orange County consolidation project (as further described below), and

•	make pension and postretirement plan contributions of approximately $21 million.

We anticipate that our Orange County consolidation project will result in additional cash outflows of approximately $25 to $35 million during the remainder of 2009, the vast majority of which is associated with renovations and other capital expenditures. Although we have begun to incur some payments associated with the environmental clean up of our Fullerton facility, we expect more significant payments to occur in 2010 and beyond. Proceeds from the potential sale of the Fullerton facility are not anticipated until 2010 or later.

Following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2009	2008
Cash provided by (used in):
Operating activities	$402.2	$243.9
Investing activities	(1,028.1)	(208.8)
Financing activities	765.3	(45.9)
Effect of exchange rates on cash and cash equivalents	2.9	(0.8)

Change in cash and cash equivalents	$142.3	$(11.6)

Cash provided by operating activities for the first nine months of 2009 increased by $158.3 million due primarily to an increase in accrued costs related to restructuring. Improved collection efforts for customer receivables, a $31 million tax refund related to net operating loss carryback associated with a tax accounting method change and timing of payments for expenses also contributed to increased cash flows. The above increases in cash provided by operating activities were partially offset by higher pension contributions.

Investing activities used cash of $1,028.1 million in the first nine months of 2009, compared to $208.8 million in the same period in 2008, an increase of $819.3 million. This increase is primarily related to the acquisition of ODS for a purchase price, net of cash received, of approximately $786 million on August 3, 2009 coupled with the $16.4 million acquisition of Cogenics on April 14, 2009. Additionally, there was an increase in payments for property, plant and equipment, primarily due to the Orange County consolidation project, offset by a decrease in spending for new customer leased instruments.

Cash flows provided by financing activities increased by $811.2 million compared to the same period in the prior year due primarily to our $500 million debt offering completed in May 2009 and the $240 million equity offering completed in July 2009 to finance a portion of the ODS acquisition, which closed on August 3, 2009.

Financing Arrangements

At September 30, 2009 approximately $189 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $40 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available, excluding the accounts receivable securitization program described below.

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold an ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. The term of the agreement extends to October 27, 2010 and the maximum borrowing amount is $125.0 million. We did not have any amounts drawn on the facility as of September 30, 2009.

In May 2009, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) and extended the maturity date of the Credit Facility to May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of September 30, 2009 was 2.75%. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of September 30, 2009 was a S&P rating of BBB. At September 30, 2009, no amounts were outstanding under the Credit Facility.

On May 18, 2009, we issued $250 million principal amount of the Company’s 6% Senior Notes due 2015 and $250 million principal amount of the Company’s 7% Senior Notes due 2019. In connection with the Notes, we incurred issuance costs of $4.8 million and the Notes were issued at a discount of $2.3 million which is being amortized over the estimated life of the Notes. The proceeds from the Notes were used to fund the ODS acquisition.

On May 19, 2009 we entered into forward sale agreements for the sale of an aggregate of 4,722,989 shares of our common stock including an amount equal to the underwriters’ over-allotment option in the public offering. The initial forward sale price was $50.75 per share which was equivalent to the public offering price of $53.00 less the underwriting discount of $2.25. On July 27, 2009, we completed the forward sale of our common stock, as described in Note 11, “Debt and Equity Financing” and received total net proceeds of approximately $240 million which was used to fund the ODS acquisition. We incurred issuance costs and underwriting fees of $11.8 million in connection with this offering, which were deducted from the proceeds of the offering.

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

As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, or in some cases cease, to provide funding to borrowers. The economic conditions also might impact counterparties’ ability to perform under existing hedging agreements. Continued turbulence in the United States and international markets and economies may adversely affect our liquidity and financial condition and the liquidity and financial condition of our customers and suppliers. If these market conditions continue, they may limit our ability, and the ability of our customers and suppliers, to replace maturing liabilities and access the capital markets to meet liquidity needs, which could result in an adverse effect on our financial condition and results of operations.

The disruptions in the equity and credit markets, as mentioned above, have resulted in depressed security values in most types of investment and non-investment grade bonds and debt obligations and mortgage and asset-backed securities, as well as the failure of the auction mechanism for certain of those asset-backed securities. Our pension plans invest in a variety of equity and debt securities, including securities that have been impacted by this disruption. Although, the value of our U.S. pension plan assets has increased by approximately $50 million as of September 30, 2009 as compared to December 31, 2008, our U.S. pension plan is underfunded at September 30, 2009 as a result of the decline in the credit and equity markets. Our worldwide pension expense is expected to increase by about $24 million in 2009 compared to 2008. We expect to make additional contributions of about $16 million to our U.S. and international pension plans during the remainder of 2009. We may decide to make additional pension plan contributions beyond the required minimum in the future.

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

Recent Accounting Developments

See Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the Condensed Consolidated Financial Statements in this filing for a description of recently adopted accounting pronouncements as well as new accounting standards not yet adopted.

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

We have significant foreign currency exposures related to the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of September 30, 2009 and December 31, 2008, the notional amounts of all derivative foreign exchange contracts were $593.7 million and $257.8 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of September 30, 2009 and December 31, 2008 were a net asset of $0.8 million and $25.7 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2009. The analysis showed that a 10% strengthening of the U.S. dollar would result in loss from a fair value change of $7.4 million and a 10% weakening of the U.S. dollar would result in gain from a fair value change of $(25.3) million in these instruments. Losses and gains on the underlying hedged transactions would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at September 30, 2009 were not materially different than those at December 31, 2008.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $0.1 million based on the amount of variable rate debt outstanding at September 30, 2009.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 4, “Derivatives”and Note 5, “Fair Value Measurements” of the Notes to Condensed Consolidated Financial Statements included in Part I “Financial Information,” Item 1 “Financial Statements” of this filing.

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

We completed the acquisition of the ODS business on August 3, 2009, as more fully described in Note 2, “Acquisitions,” to the Condensed Consolidated Financial Statements in this Form 10-Q. As part of our ongoing integration activities, we are in the process of integrating our controls and procedures into the ODS business.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Certain of our legal proceedings in which we are involved are discussed in Note 14, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements in Item 1 of this Form 10-Q and are incorporated herein by reference.

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

We are subject to various federal, state, local and foreign regulations and compliance with these laws or the adoption of new laws or regulations, including potential pending health care reform, could cause us to incur substantial costs and adversely affect our results of operations.

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

Current healthcare reform changes, if adopted, may have a material adverse effect on our operating results.

The U.S. Administration has announced healthcare reform to be one of its priorities. Members of Congress have proposed major healthcare reform measures that, if adopted, could have a material impact on our business. There are pending proposals in both the House and Senate, each intended to institute substantial changes to the way health care is financed by both governmental and private insurers. Pending provisions, if adopted, could include imposition of a non-deductible fee on the medical device industry. If the proposals are passed by Congress, President Obama can either sign the legislation into law or veto it.

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

If we do not achieve the contemplated benefits of our acquisition of the Diagnostic Systems Business, our business and financial condition may be materially impaired.

The ODS acquisition increased the size of our company and expanded the geographic areas in which we operate. We cannot assure that we will achieve the desired benefits from the acquisition. Our acquisition of the Diagnostic Systems Business involves the integration of the Diagnostic Systems Business with our existing Clinical Diagnostics business. If we cannot successfully integrate the Diagnostic Systems Business operations with our existing business, we may experience material negative consequences to our business, financial condition or results of operations. The integration of the two businesses that have previously operated separately will be a costly and time-consuming process that will involve a number of risks, including, but not limited to:

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

•

our reliance on Olympus Corporation to provide certain transitional services, such as ongoing financial information and other data or support needed to successfully operate the Diagnostic Systems Business until we have completed the integration for these services;

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

•	difficulties in obtaining the leverage across the companies’ installed base that is anticipated, which could offset any such savings and other synergies resulting from the ODS acquisition;

•	difficulties in implementing anticipated changes to infrastructure, which could offset any such savings and other synergies resulting from the ODS acquisition;

•

fluctuations in foreign currency rates, which could cause the operating results of the Diagnostic Systems Business and any such savings or other synergies we expect from the acquisition to fail to meet our current expectations;

•	costs and expenses associated with any undisclosed or potential liabilities; and

•

the use of cash resources and increased capital expenditures on integration and implementation activities in excess of our current expectations, which could offset any such savings and other synergies resulting from the Diagnostic Systems Business acquisition.

Even if we are able to successfully integrate the operations of the Diagnostic Systems Business, we may not be able to realize the cost savings, synergies and growth that we anticipate from the integration in the time frame that we currently expect, and the costs of achieving these benefits may be higher than what we currently expect.

The Diagnostic Systems Business operations are subject to their own risks, which we may not be able to manage successfully. There may be additional risks resulting from the Diagnostic Systems Business acquisition that are not presently known to us which could adversely affect us.

The results of operations of the Diagnostic Systems Business are subject to many of the same risks that affect our financial condition and results of operations and, more specifically, those of our Clinical Diagnostics business. There may be additional risks resulting from the Diagnostic Systems Business acquisition that are not presently known to us. Any discovery of adverse information concerning the Diagnostic Systems Business after the closing of the acquisition could be material and, in many cases, we would have limited rights of recovery. The indemnification provided in the master purchase agreement may not be sufficient to protect us from, or compensate us for, all losses resulting from the acquisition or the Diagnostic Systems Business’s prior operations. For example, under the terms of the master purchase agreement, indemnification is limited to certain subject matters and the maximum aggregate amount of such losses for which Olympus will indemnify us is, subject to certain exceptions, limited to 12.5% of the purchase price of the Diagnostic Systems Business. A material loss associated with the Diagnostic Systems Business acquisition for which there is not adequate indemnification could negatively affect our results of operations, our financial condition and our reputation in the industry and reduce the anticipated benefits of the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No repurchases were made pursuant to our share repurchase program during the three months ended September 30, 2009.

Item 6.	Exhibits

A list of exhibits filed with this Form 10-Q is set forth in the Exhibit Index and is incorporated by reference.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: November 5, 2009	By	/s/ Scott Garrett
Scott Garrett
Chairman of the Board, President and Chief Executive Officer

Date: November 5, 2009	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President & Chief Financial Officer

Date: November 5, 2009	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 5, 2009

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification