Form 10-Q
period 2010-03-31
BECKMAN COULTER INC
filed 2010-05-05
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of outstanding shares of the registrant’s common stock as of April 23, 2010 was 70,102,511 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

(in millions, except amounts per share)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$296.5	$288.8
Trade and other receivables, net	809.2	827.9
Inventories	596.4	596.8
Deferred income taxes	65.7	79.0
Prepaids and other current assets	109.1	77.4

Total current assets	1,876.9	1,869.9
Property, plant and equipment, net	617.7	621.9
Customer leased instruments, net	503.5	523.0
Goodwill	1,042.0	1,041.9
Other intangible assets, net	547.7	561.8
Other assets	64.2	58.6

Total assets	$4,652.0	$4,677.1

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$263.1	$235.7
Accrued expenses	498.2	540.1
Income taxes payable	0.9	5.6
Short-term borrowings	5.1	1.8
Current maturities of long-term debt	24.6	24.1

Total current liabilities	791.9	807.3
Long-term debt, less current maturities	1,309.3	1,305.9
Deferred income taxes	49.1	50.1
Other liabilities	520.0	552.6

Total liabilities	2,670.3	2,715.9

Commitments and contingencies (see Note 13)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 73.9 and 73.8 at March 31, 2010 and December 31, 2009, respectively; shares outstanding 70.1 and 69.6 at March 31, 2010 and December 31, 2009, respectively	7.4	7.4
Additional paid-in capital	885.8	886.8
Retained earnings	1,508.6	1,482.7
Accumulated other comprehensive loss	(196.4)	(176.8)
Treasury stock, at cost: 3.4 and 3.8 common shares at March 31, 2010 and December 31, 2009, respectively	(223.7)	(238.9)
Common stock held in grantor trust, at cost: 0.4 common shares at March 31, 2010 and December 31, 2009	(22.3)	(21.3)
Grantor trust liability	22.3	21.3

Total stockholders’ equity	1,981.7	1,961.2

Total liabilities and stockholders’ equity	$4,652.0	$4,677.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

(in millions, except amounts per share)

(unaudited)

	Quarter Ended March 31,
	2010	2009
Recurring revenue – supplies, service and lease payments	$731.3	$573.7
Instrument sales	149.8	117.8

Total revenue	881.1	691.5

Cost of recurring revenue	354.5	268.3
Cost of instrument sales	121.6	104.1

Total cost of sales	476.1	372.4

Operating costs and expenses
Selling, general and administrative	222.9	185.9
Research and development	70.1	59.9
Amortization of intangible assets	13.9	7.3
Restructuring and acquisition related costs	18.2	26.4

Total operating costs and expenses	325.1	279.5

Operating income	79.9	39.6

Non-operating (income) expense
Interest income	(1.3)	(1.3)
Interest expense	24.1	10.9
Other, net	(0.3)	11.8

Total non-operating expense	22.5	21.4

Earnings before income taxes	57.4	18.2
Income tax provision (benefit)	18.7	(2.4)

Net earnings	$38.7	$20.6

Basic earnings per share	$0.55	$0.32

Diluted earnings per share	$0.54	$0.32

Weighted average number of shares outstanding (in thousands)
Basic	70,321	63,545
Diluted	71,534	64,122

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Quarter Ended March 31,
	2010	2009
Cash flows from operating activities
Net earnings	$38.7	$20.6
Adjustments to reconcile net earnings from operations to net cash provided by operating activities
Depreciation and amortization	89.1	67.5
Provision for doubtful accounts receivable	1.6	0.4
Share-based compensation expense	10.3	11.3
U.S. pension trust contributions	(20.0)	-
Accreted interest on convertible debt	3.7	3.5
Amortization of pension and postretirement costs	4.8	4.0
Deferred income taxes	16.8	(9.8)
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	2.5	33.7
Prepaid and other current assets	(16.6)	(1.9)
Inventories	(12.9)	(41.6)
Accounts payable and accrued expenses	(2.8)	8.8
Income taxes payable	(5.4)	9.7
Long-term lease receivables	(0.5)	4.3
Other	(11.1)	(4.8)

Net cash provided by operating activities	98.2	105.7

Cash flows from investing activities
Additions to property, plant and equipment	(34.3)	(30.9)
Additions to customer leased instruments	(36.9)	(29.6)
Purchase of investments	(15.1)	-
Payments for technology licenses	(2.5)	-

Net cash used in investing activities	(88.8)	(60.5)

Cash flows from financing activities
Dividends to stockholders	(12.9)	(10.8)
Proceeds from issuance of common stock	25.0	11.1
Repurchase of common stock as treasury stock	(14.8)	-
Repurchase of common stock held in grantor trust	-	(1.3)
Excess tax benefits from share-based payment transactions	2.2	0.6
Net borrowings (payments) on lines of credit	3.6	(6.9)

Net cash provided by (used in) financing activities	3.1	(7.3)

Effect of exchange rates on cash and cash equivalents	(4.8)	(10.2)
Change in cash and cash equivalents	7.7	27.7
Cash and cash equivalents-beginning of period	288.8	120.0

Cash and cash equivalents-end of period	$296.5	$147.7

See accompanying Notes to Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements

(tabular dollar amounts in millions, except amounts per share)

(unaudited)

Note 1.  Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Beckman Coulter, Inc. (“Beckman Coulter,” the “Company,” “we,” “our”) is a leading manufacturer of biomedical testing instrument systems, tests and supplies that simplify and automate laboratory processes. Spanning the biomedical testing continuum—from pioneering medical research and clinical trials to laboratory diagnostics and point-of-care testing—our installed base of systems provides essential biomedical information to enhance health care around the world. We are dedicated to improving patient health and reducing the cost of care.

Our revenue is about evenly distributed inside and outside of the United States (“U.S.”). Clinical Diagnostics sales represented approximately 86% of our total revenue in 2009, with the balance coming from the Life Science markets. Approximately 81% of our total revenue in 2009 was generated by recurring revenue from consumable supplies (including reagent test kits), services and operating type lease (“OTL”) payments. Central laboratories of mid-to large-size hospitals represent our most significant customer group.

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

Our financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2009.

Revenue, expenses, assets and liabilities can vary between the quarters and our results of operations for the quarter ended March 31, 2010 do not necessarily indicate our operating results to be expected for the full year or any future period.

Use of Estimates

We follow U.S. GAAP, which requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures about contingent assets and liabilities. Such estimates include the valuation of accounts receivable, inventories, long-lived assets, lives of customer leased instruments, lives of plant and equipment, lives of intangible assets, and assumptions used in the calculation of warranty accruals, employee benefit plan obligations, environmental and litigation obligations, legal contingencies, income taxes, share-based compensation and others. These estimates and assumptions are based on management’s best estimates and judgment and affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.

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

The effective tax rate for the quarter ended March 31, 2010 was 32.6% and was impacted by discrete events which increased tax expense for the quarter by a net $3.6 million. Discrete events arising in the first quarter of 2010 that reduced tax expense by $5.1 million, related to various adjustments to prior year tax credits, the effects of statutes of limitations expiring in various countries, and a settlement of an international tax audit. These were offset by discrete events which increased tax expense by $8.7 million, of which $0.7 million relates to adjustments to prior year tax returns and $8.0 million relates to a reduction in a deferred tax asset related to

Medicare drug subsidies resulting from tax law changes enacted in the United States in the first quarter as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. Tax years 2006 through 2008 are currently subject to a U.S. federal income tax examination by the Internal Revenue Service (“IRS”). The earliest tax years of our major international subsidiaries that are subject to non-U.S. income tax examinations by tax authorities are: Switzerland, 1998; Hong Kong, 2002; Italy and Canada, 2005; Germany, 2006; France and the United Kingdom, 2007; and Japan, 2008.

During the first quarter of 2009, we filed certain tax accounting method changes with the IRS. As a result of these accounting method changes, certain tax deductions were accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year. This loss has been carried back to the 2006 tax year, which reduced taxes previously paid by $66.0 million. The acceleration of these tax deductions reduced certain permanent tax benefits totaling $3.4 million which increased tax expense in 2009.

We accrue interest and penalties where there is underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that the interest would begin accruing or the penalties would first be assessed. We recognize interest and penalties as part of interest expense. At March 31, 2010, we had $2.1 million in accrued interest and penalties for income taxes. During the first three months of 2010, we reversed $0.3 million of interest and penalties primarily as a result of the settlement of tax audits and expiration of various statutes of limitation in certain countries.

The total amount of unrecognized tax benefits as of March 31, 2010 was $31.8 million, which if recognized, would affect our effective tax rate in future periods.

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and effective tax rate in the period of resolution. It is reasonably possible that our liability for uncertain tax positions could be reduced by as much as $5.7 million over the next 12 months as a result of the settlement of tax positions with various tax authorities.

Recently Adopted Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an accounting standard for transfers and servicing of financial assets. This guidance removes the concept of a qualifying special-purpose entity from the accounting standard for transfers and servicing and removes the exception from applying “Consolidation of Variable Interest Entities” from the accounting standard for consolidation. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We adopted this standard as of January 1, 2010, which did not materially impact our consolidated financial position, results of operations and cash flows.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an update to the accounting standard for revenue recognition related to multiple-element arrangements, which in certain instances requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This standard eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new guidance may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under previous requirements. This standard is required to be adopted in the first quarter of fiscal year 2011; however, early adoption is permitted. We elected to adopt this standard on a prospective basis as of January 1, 2010. The adoption of this standard did not cause any changes to the amount of revenue recognized or the presentation of amounts within our consolidated financial position, results of operations and cash flows. Under this standard, fair value as the measurement criteria is replaced with the term selling price and establishes a hierarchy for determining the selling price of a deliverable. Also, the use of the residual value method for determining the allocation of arrangement consideration is eliminated. Neither the implementation of the use of estimated selling price nor the elimination of the residual method caused any changes to our revenue recognition polices. For our sales type lease and sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue to all deliverables based on their relative selling prices. We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables as follows: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when we sell the deliverable separately and is the price actually charged for that deliverable. Our process for determining an ESP for deliverables without VSOE or TPE considers multiple factors that may vary depending upon the unique facts and circumstances related to each deliverable.

The vast majority of our revenue is generated from consumable supplies, service, and OTL payment arrangements. When a customer enters into an OTL agreement, instrument lease revenue is recognized on a straight-line basis over the life of the lease. Under an STL agreement, the instrument sales revenue and related cost is generally recognized at the time of customer shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Supplies and test kit revenue is generally recognized at the time of delivery or usage. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement or as service is performed, if not under the contract.

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued an update to the accounting standard for software revenue recognition. This standard reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the update to the accounting standard, many tangible products that rely on software will not be accounted for under the software revenue recognition guidance. Under this update, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The amendment also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). We must elect the same transition method for this guidance as that chosen for by the accounting standard update for revenue recognition related to multiple-element arrangements discussed above. Therefore, we adopted this standard as well on a prospective basis as of January 1, 2010. The adoption of this standard did on not have an impact our consolidated financial position, results of operations and cash flows.

Note 2. Acquisitions

Olympus Diagnostics Systems Business

On August 3, 2009, we completed the acquisition of the laboratory-based diagnostics systems business of Olympus Corporation (referred to as Olympus) through a cash payment of approximately 76 billion Japanese yen (approximately U.S. $800 million based on currency exchange rates as of August 3, 2009). Based on an estimate of the final closing net assets, an additional $17.5 million and $3.5 million was recorded as a liability for additional purchase price with a corresponding increase in goodwill during December 2009 and March 2010, respectively.

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

Total Restructuring Charges

During the first quarter of 2010 and 2009, we recorded restructuring charges of $6.6 million and $16.6 million, respectively. These charges related to severance, relocation, asset impairment and other exit costs were included within the restructuring and acquisition related costs line of our Condensed Consolidated Statement of Earnings. From January 2007 through the first quarter of 2010, we incurred a total of $134.0 million of net restructuring charges of which $50.9 million relates to severance costs.

Following is a detailed description of charges included in restructuring activities:

Supply Chain Initiatives

During the first quarter of 2009, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites. Additionally, during 2008, we announced our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities (“Orange County consolidation project”). As part of these relocations, during the quarters ended March 31, 2010 and 2009, we incurred severance and other relocation charges of $1.5 million and $16.0 million, respectively.

Clinical Diagnostics Business

In connection with the Olympus acquisition, we incurred severance costs during the quarter ended March 31, 2010, of $2.2 million due to redundancies as part of combining the two entities.

Asset Impairment Charges and Employee Severance

During the quarter ended March 31, 2010 and March 31, 2009, we incurred asset impairment charges of $2.9 million and $0.6 million associated with our consolidation effort to close and relocate other facilities and relocate operations.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheet at March 31, 2010:

Balance at December 31, 2009	$41.9
Additional charges	6.6
Utilization	(10.1)

Balance at March 31, 2010	$38.4

Acquisition Related Costs

In connection with the Olympus and Cogenics acquisitions, we incurred acquisition related and integration costs of $11.6 million and $9.8 million during the quarters ended March 31, 2010 and 2009, respectively. These charges are included within the restructuring and acquisition related costs line of our Condensed Consolidated Statement of Earnings.

Note 4. Derivatives

We use derivative financial instruments to hedge foreign currency exposures. Our objectives for holding derivatives are to minimize currency risks using the most effective methods to eliminate or reduce the impacts of these exposures. We do not speculate in derivative instruments to profit from foreign currency exchange fluctuations nor do we enter into trades for which there are no underlying exposures. We have minimal exposure to interest rate fluctuations. The following discusses in more detail our foreign currency exposures and related derivative instruments.

Foreign Currency

We manufacture approximately 75% of our products in the U.S., but generated approximately 54% of our revenue during the first quarter of 2010 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. To mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany cash flows associated with intercompany inventory purchases by our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. The major currencies against which we hedge are the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of March 31, 2010 and December 31, 2009, the notional amounts of all derivative foreign exchange contracts were $517.3 million and $546.3 million, respectively.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow hedges were discontinued in the quarters ended March 31, 2010 and 2009. Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified into cost of sales upon the recognition of the hedged transaction. We estimate that substantially all of the $0.2 million of unrealized gain included in accumulated other comprehensive loss at March 31, 2010 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. We have cash flow hedges at March 31, 2010, which settle as late as July 2011.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges, therefore the changes in the value of these derivative instruments are included within the non-operating (income) expense section of the Consolidated Statement of Earnings.

The following table presents the fair value of derivative instruments within the Condensed Consolidated Balance Sheet:

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		March 31, 2010	December 31, 2009		March 31, 2010	December 31, 2009
Derivatives designated as hedging instruments
Foreign exchange forwards and options	Other current assets	$10.6	$7.6	Other current liabilities	$3.3	$5.6

Foreign exchange forwards	Other long term assets	2.5	-	Other long term liabilities	1.1	-

Total derivatives designated as hedging instruments		$13.1	$7.6		$4.4	$5.6

The following tables present the amounts affecting the consolidated financial statements:

	Amount of Gain Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of (Loss) Gain Reclassified From Accumulated Other Comprehensive Loss into Net Earnings	Amount of (Loss) Gain Reclassified From Accumulated Other Comprehensive Loss into Net Earnings
	Quarter Ended March 31,			Quarter Ended March 31,
	2010	2009		2010	2009
Derivatives in Cash Flow Hedging Relationships

Foreign exchange forwards and options	$5.0	$7.6	Cost of sales	$(2.3)	$6.8

	Location of Loss Recognized in Net Earnings on Derivatives	Amount of Loss in Net Earnings on Derivatives
		Quarter Ended March 31,
		2010	2009
Derivatives not designated as hedging instruments

Foreign exchange forwards	Other non-operating income	-	$(11.8)

The bank counterparties to the foreign exchange contracts expose us to credit-related losses in the event of their nonperformance. To help mitigate that risk, we only contract with counterparties that meet certain minimum requirements under our counterparty risk assessment process. The Company monitors ratings and potential downgrades on at least a quarterly basis. Based on our on-going assessment of counterparty risk, we will adjust our exposure to various counterparties as deemed necessary.

Note 5.  Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

		Fair Value Measurements at Reporting Date Using
Description of assets (liabilities)	Fair Value at March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$(0.2)	-	$(0.2)	-
Option contracts	$8.9	-	$8.9	-

Description of assets (liabilities)	Fair Value at December 31, 2009	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$(0.6)	-	$(0.6)	-
Option contracts	$2.6	-	$2.6	-

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

The carrying values of our financial instruments approximate their fair value at March 31, 2010, except for long-term debt. Quotes from financial institutions are used to determine market values of our debt and derivative financial instruments. The carrying value and fair value of our long-term debt at March 31, 2010 was $1,333.9 million and $1,506.8 million, respectively.

Note 6.  Comprehensive Income (Loss)

The reconciliation of net earnings to comprehensive income is as follows:

	Quarter Ended March 31,
	2010	2009
Net earnings	$38.7	$20.6

Other comprehensive income
Foreign currency translation adjustments	(40.4)	(52.2)
Net actuarial gains associated with pension and other postretirement benefits, net of income taxes of $(0.9) and $(14.4) for the quarter ended March 31, 2010 and 2009, respectively	2.6	23.3
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $(2.8) and $(2.3) for the quarter ended March 31, 2010 and 2009, respectively	4.8	4.0
Derivatives qualifying as hedges:
Net derivative gains, net of income taxes of $(1.9) and $(2.9) for the quarter ended March 31, 2010 and 2009, respectively	3.1	4.7
Reclassifications to cost of sales, net of income taxes of $(0.9) and $2.6 for the quarter ended March 31, 2010 and 2009, respectively	1.4	(4.2)

Other comprehensive income (loss)	(28.5)	(24.4)

Total comprehensive income (loss)	$10.2	$(3.8)

The components of accumulated other comprehensive loss (“AOCI”), net of income taxes, are as follows:

	March 31, 2010	December 31, 2009
Cumulative currency translation adjustments	$76.8	$117.2
Pension and other postretirement plan liability adjustments	(273.4)	(289.7)
Net unrealized gain on derivative instruments	0.2	(4.3)

Total accumulated other comprehensive loss	$(196.4)	$(176.8)

During the quarter ended March 31, 2010, the Company recorded an $8.9 million decrease to AOCI included within the pension and postretirement plan liability adjustments line above in connection with the reestablishment of a deferred tax asset previously written off to AOCI. This adjustment had no impact to earnings for any periods.

Note 7.  Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Quarter Ended March 31,
	2010			2009
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$38.7	70.321	$0.55	$20.6	63.545	$0.32
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	1.213	(0.01)	-	0.577	-

Diluted EPS:
Net earnings	$38.7	71.534	$0.54	$20.6	64.122	$0.32

For the quarters ended March 31, 2010 and 2009, there were 1.2 million shares and 4.7 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been antidilutive.

The principal amount of the convertible notes issued in December 2006, due in 2036 and callable in 2013 is expected to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the quarters ended March 31, 2010 and 2009 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

Note 8.	Sale of Assets

During the quarters ended March 31, 2010 and 2009, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $24.5 million and $17.2 million, respectively, for which we received cash proceeds of $24.5 million and $17.2 million, respectively. Substantially all of these sales took place in Japan. These transactions were accounted for as sales. As a result, the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 9.	Composition of Certain Financial Statement Items

Inventories consisted of the following:

	March 31, 2010	December 31, 2009
Raw materials, parts and assemblies	$180.8	$180.4
Work in process	25.0	29.5
Finished products	390.6	386.9

	$596.4	$596.8

Changes in the product warranty obligation included in accrued expenses were as follows:

Quarter ended March 31, 2010
Beginning Balance	$13.8
Current period warranty charges	4.1
Current period utilization	(4.7)

Ending Balance	$13.2

Note 10.	Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the quarter ended March 31, 2010 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2009	$932.4	$109.5	$1,041.9
Olympus goodwill adjustment	0.5	-	0.5
Currency translation adjustment	0.2	(0.6)	(0.4)

Goodwill at March 31, 2010	$933.1	$108.9	$1,042.0

Other intangible assets consisted of the following:

	March 31, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Amortized intangible assets:
Customer/dealer relationships	$295.4	$(106.8)	$188.6	17 years	$295.4	$(101.7)	$193.7	17 years
Technology	229.2	(64.2)	165.0	11 years	229.2	(58.0)	171.2	11 years
Core technology	66.6	(1.9)	64.7	20 years	66.6	(1.0)	65.6	20 years
Other	87.0	(41.3)	45.7	8 years	87.6	(40.0)	47.6	8 years

	678.2	(214.2)	464.0	14 years	678.8	(200.7)	478.1	14 years
Non-amortizing intangible assets:
Tradename	73.5	-	73.5		73.5	-	73.5
IPR&D	10.2	-	10.2		10.2	-	10.2

	$761.9	$(214.2)	$547.7		$762.5	$(200.7)	$561.8

Estimated future intangible asset amortization expense consists of the following:

2010 (remaining nine months)	$41.7
2011	54.0
2012	50.5
2013	49.4
2014	47.2
Thereafter	221.2

Total	$464.0

Note 11.  Debt

Certain of our borrowing agreements contain covenants that we must comply with, including a debt to earnings ratio and a minimum interest coverage ratio. At March 31, 2010, we were in compliance with such covenants.

Note 12.  Retirement Benefits

For the quarters ended March 31, 2010 and 2009, the pension and postretirement benefit costs were comprised of:

	Pensions				U.S. Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Quarters Ended March 31,
	2010	2009	2010	2009	2010	2009
Service cost-benefits earned during the period	$3.8	$4.0	$1.9	$1.2	$0.3	$0.4
Interest cost on benefit obligation	10.7	10.8	3.2	2.4	1.8	1.7
Expected return on plan assets	(13.1)	(11.6)	(2.8)	(2.1)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	(0.1)	(0.1)
Actuarial loss (gain)	6.7	5.6	1.0	0.8	-	(0.1)

Net periodic benefit costs	$8.3	$9.0	$3.1	$2.1	$2.0	$1.9

We contributed $20.0 million to our U.S. pension plan during the quarter ended March 31, 2010. We expect to contribute approximately $13.3 million to our U.S. and international pension plans and approximately $6.0 million to our postretirement plan during 2010. Our pension plans are currently underfunded and we may decide to make additional pension plan contributions in the future.

Note 13.  Commitments and Contingencies

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. Although we continue to incur expenditures for environmental protection, we do not anticipate any expenditure to comply with such laws and regulations that would have a material impact on our consolidated operations or financial position except as discussed below. We believe that our operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

In connection with our Orange County consolidation project and closure of our Fullerton, California site, we began conducting environmental studies at our Fullerton site. The data generated by these studies indicates that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the site. Studies to determine the source and extent of these chemicals are underway and are expected to continue for several months. We have notified the State Department of Toxic Substances Control of the presence of these chemicals at the site and expect that agency to oversee determination of any remediation requirements. We recorded a liability of $19 million in 2008, representing our best estimate of the future expenditures for investigation and remediation at the site; however, it is possible that the ultimate costs incurred could range from $10 million to $30 million. Our estimates are based upon the results of our investigation to date and comparison to our prior experience with environmental remediation at another site. Therefore, it is possible that additional activities not contemplated at this time could be required and that the actual costs could differ materially from the amount we have recorded as a liability or our estimated range. Through March 31, 2010, we have spent $1.5 million in relation to investigation and remediation activities.

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

Legal Proceedings

We are involved in a number of lawsuits, which we consider ordinary and routine in view of our size and the nature of our business. We accrue for our best estimate within the range of the loss or the minimum probable liability if no best estimate can be determined. Such accruals at March 31, 2010 were immaterial. We do not believe any ultimate liability resulting from any of these lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. We cannot, however give any assurances regarding the ultimate outcome of these lawsuits, and their resolution could be material to our operating results for any particular period, depending upon the level of income for the period.

Note 14.  Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products with two operating segments, Clinical Diagnostics and Life Science. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 88% of our consolidated revenue for the quarter ended March 31, 2010. The product areas within Clinical Diagnostics are chemistry and clinical automation, cellular analysis, and immunoassay and molecular diagnostics. Our Life Science segment includes systems used in disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies as well as certain industrial applications for scientific instrumentation.

Management evaluates business segment performance on a revenue and operating income basis. Operating income for segment reporting, disclosed below, is revenue less operating costs. Certain costs, such as corporate overhead and other charges which are not directly related to our segments are not allocated to the segments financial results. Therefore, the financial results of our segments exclude these costs for performance assessment by our chief operating decision maker. Unallocated corporate overhead costs include employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration expenses related to our corporate function, while other items excluded from our segment results include restructuring charges, technology license fees and other charges. In prior years, these costs were allocated to the segments based on actual usage or other appropriate methods. However, these expenses are not considered direct costs of the operating segments, therefore our chief operating decision maker now evaluates the segments excluding these costs. In the tables below, these costs have been excluded from the current year segment results and reclassified in the prior year results to conform with the current year presentation. Non-operating income (expense) and interest income and expense are not allocated to the segments. We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segments’ operating income to consolidated earnings before income taxes:

	*Quarter Ended March 31,
	2010	2009
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$323.0	$207.0
Cellular Analysis	239.1	213.5
Immunossay and Molecular Diagnostics	213.7	176.9

Total Clinical Diagnostics	775.8	597.3
Life Science	105.3	94.2

Total revenues	$881.1	$691.5

Segment operating income:
Clinical Diagnostics	$143.8	$94.0
Life Science	17.7	9.3

Total segment operating income	161.5	103.3
Unallocated corporate overhead and other costs	(57.9)	(37.3)
Restructuring expenses	(4.3)	(16.6)
Acquisition related costs for Clinical Diagnostics	(13.9)	(9.8)
Olympus intangibles asset amortization related to Clinical Diagnostics	(5.5)	-

Total operating income	79.9	39.6

Non-operating (income) expense:
Interest income	(1.3)	(1.3)
Interest expense	24.1	10.9
Other	(0.3)	11.8

Total non-operating expense	22.5	21.4

Earnings before income taxes	$57.4	$18.2

*	Amounts may not foot due to rounding.

Our principal markets are the U.S. and international markets. The U.S. information is presented separately since we are headquartered in the U.S. Revenues in the U.S. represented 46% and 51% of our total consolidated revenues for the quarters ended March 31, 2010 and 2009, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	*Quarter Ended March 31,
	2010	2009
Revenue by geography:
United States	$402.1	$356.1
Europe	205.6	144.8
Emerging Markets (a)	71.6	50.9
Asia Pacific	149.3	96.7
Other (b)	52.5	43.0

Total revenues	$881.1	$691.5

	March 31, 2010	December 31, 2009
Long-lived assets:
United States	$1,997.2	$1,967.8
International	777.9	839.4

Total long lived assets	$2,775.1	$2,807.2

*	Amounts may not foot due to rounding.
(a)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(b)	Other includes Canada and Latin America

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q for the quarterly period ended March 31, 2010 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Forward-looking statements reflect our current views with respect to future events and can also be identified by words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans,” “should,” “likely,” “might,” or the negative thereof or comparable terminology, and may include, without limitation, information regarding our expectations, goals or intentions regarding the future. Forward-looking statements involve certain risks and uncertainties, and our actual results may differ materially from those discussed in any forward-looking statement. Factors that could cause results to differ include, but are not limited to, the Risk Factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other current and periodic reports filed from time to time with the SEC, including the Risk Factors discussed in Part II, Item 1A of this Form 10-Q. Therefore, the reader is cautioned not to rely on these forward-looking statements. All forward-looking statements in this Form 10-Q are made as of the date hereof and we assume no obligation to update any forward-looking statement, except as required by law.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

In the accompanying analysis of our financial condition and results of operation, we sometimes use information derived from consolidated financial information but not presented in our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, (“U.S. GAAP”). Certain of these data are considered “non-GAAP financial measures” under SEC rules. For such measures, we have provided supplemental explanations and reconciliations below under “Supplemental Information”.

Overview

Beckman Coulter is the world’s largest company devoted solely to biomedical testing, a market we estimate had approximately $41 billion in worldwide sales in 2009. We market our products in more than 160 countries, with approximately half of our revenue in 2009 coming from outside the United States. Our strategy is to extend the Company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhance our current product offerings and enter into new and growing market segments. We design, manufacture, and sell systems, services, reagents and supplies to clinical and life science laboratories around the world. Our products combine sophisticated analytical instruments, user-friendly software and highly sensitive chemistries, integrated into complete and simple to use systems. Our product lines address nearly all blood tests routinely performed in hospital central laboratories and a range of scientific instrumentation for life science and pharmaceutical research.

The majority of our revenue is generated from consumable supplies (including reagent test kits), service and operating-type lease (“OTL”) payment arrangements. Approximately 83% of our total revenue for the first quarter of 2010 was generated by this type of revenue, which we refer to as “recurring revenue.” A customer contract typically runs five to seven years. Switching instrument systems creates significant costs for laboratories: changing suppliers means re-training staff on new systems and performing validation studies to assure consistency of reported results.

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

Strategic Initiatives

Our core strategy is to simplify, automate and innovate complex biomedical testing processes. Our strategic initiatives for 2010 continue our focus on growth, quality and operating excellence:

•

We are committed to ensuring patient safety and regulatory compliance. As discussed in more detail below under “Product Compliance and Quality Matters”, the U.S. Food and Drug Administration (“FDA”) has indicated to us that it believes that certain modifications to our troponin test kits as used on DxI immunoassay systems and as used on Access immunoassay systems were made without obtaining appropriate product clearances from FDA. Given the issues pertaining to our troponin test kits as well as our recent recall relating to sodium testing on our DxC chemistry systems and other quality and compliance matters, we are currently evaluating our internal processes and procedures regarding our product, quality and regulatory systems. We remain committed and are heavily focused on quality and compliance for the balance of 2010 and beyond. Quality is the single most important function of every employee at Beckman Coulter and we are determined to restore confidence in Beckman Coulter.

•

We are integrating our recent acquisition of the diagnostics systems portion of Olympus Corporation’s business (“Olympus”). In 2009 we completed the Olympus acquisition to extend our Clinical Diagnostics chemistry and automation product offering and enhance our geographic reach and scale. We expect to substantially complete the Olympus integration by mid-2010.

•

We are working to expand our test menu, particularly in our immunoassay and molecular diagnostics products, and believe our focus on certain disease states will enable us to deliver enhanced testing capability to our customers, which are expected to ultimately improve patient health and reduce the cost of care.

•

We are building on our industry-leading ability to help customers simplify, automate and innovate their processes. Our expansive knowledge of customers’ laboratory processes supports our expansion of automation and work cells, growing our installed base of instruments.

•	From a geographic perspective, we are increasing resources in developing markets, including China, which we believe will improve our opportunities for long-term growth.

•

We intend to continue to reduce product, service and operating costs by streamlining our supply chain operations and expanding our use of “Lean Six Sigma” tools to other business processes throughout the company.

•

We have announced that we plan to design and build an automated, fully integrated molecular diagnostic sample to result system to enable moderately complex testing in hospital central laboratories. Product development costs for the project are anticipated to be about $30 million per year at least through 2012, excluding any test menu licensing fees.

As part of our strategic initiatives, we expect to incur charges as we integrate Olympus, realign our manufacturing and distribution footprint and implement initiatives to improve productivity and reduce operating costs in the future.

Product Compliance and Quality Matters

As reported through our SEC filings, we have recalled the troponin test, a critical care test used to aid in the diagnosis of cardiac events, from one of our automated immunoassay systems, the DxI, and advised our DxI customers to find an alternate method for troponin testing. In the U.S., we recognized approximately $60 million in total annual revenue from troponin in 2009. Of this total, we estimate that $10 to $15 million is at risk.

Below is the status to date:

•

FDA has classified our troponin recall as a Class II event and has agreed to give customers an extension to August 1, 2010 to switch from running troponin on DxI immunoassay systems to an alternate method.

•

We continue to work with FDA to establish a pathway to an unambiguous cleared status in the U.S. We have submitted our clinical study proposal to FDA to clear troponin for use on all of our automated immunoassay systems and anticipate a response soon. Until we have reached agreement with FDA there can be no assurance as to the scope of the clinical study that will be required to clear the test.

•

Based on a review of 58 of our immunoassay tests and our customer complaint files, we don’t believe there are any other significant cross platform bias issues with these immunoassay tests and further believe we have no others that might approach the magnitude of troponin.

•

As a result of our compliance and quality improvement initiative, we are undertaking improvements to other products, including our sensor based tests used for glucose and sodium testing on our LX and DxC chemistry systems.

•

As we indicated in our March 22, 2010 SEC filing, we are evaluating our internal processes and procedures regarding product compliance and quality systems. It is possible that other products could be impacted resulting in corrective actions that might adversely affect our operating results.

Because we value customer feedback, we have engaged customers in a series of regional forums and established a customer advisory group to provide additional insight into both product performance and customer communications.

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

Both our accounting policies and estimates are essential in understanding MD&A and results of operations. We describe our significant accounting policies in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. In addition, we discuss our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2009. There were no significant changes in our accounting policies or estimates since the end of 2009.

Results of Operations

We measure our business on the basis of two reportable segments – Clinical Diagnostics and Life Science. The Clinical Diagnostics segment represents approximately 88% of our consolidated revenue and includes products used to evaluate and analyze bodily fluids, cells and other patient samples. The three product areas within Clinical Diagnostics are chemistry and clinical automation, cellular analysis and immunoassay and molecular diagnostics. Our Life Science segment includes systems used for disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies.

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

Current Quarter Financial Highlights

We create value for customers and shareholders by understanding the process and impact of clinical testing and applying our skills and experience to simplify, automate and innovate complex laboratory processes. Through these activities, we believe we can improve patient health and reduce the cost of care.

Following is a summary of key 2010 financial and nonfinancial information:

•

Recurring revenue of $731.3 million, increased by $157.6 million, of which $90.3 million resulted from the acquired Olympus products. Excluding the Olympus products, we experienced growth in recurring revenue of 8.4% in constant currency;

•	Instrument sales of $149.8 million increased by $32.0 million from 2009, including $25.4 million of instrument sales related to Olympus products;

•	Reported operating income of $79.9 million increased by $40.3 million largely as a result of growth in revenue, control of operating expenses, and lower restructuring and acquisition related costs

•

Effective control of operating expenses combined with growth in revenue were partially offset by the increase in interest expense and increased share count due to the Olympus financing, resulting in reported net earnings per diluted share of $0.54 compared to $0.32 per share in 2009

•	2010 capital expenditures of $34.3 million for property, plant and equipment and $36.9 million on operating-type leases.

Recurring revenue, which we believe is the best indicator of our business’ overall strength, grew 27.5% (23.7% in constant currency), of which 15.7 % of the growth was from Olympus products. Excluding revenue from the Olympus acquisition, the recurring revenue growth was primarily driven by continued growth in our Automated immunoassay products, particularly in international markets. We expect our steady gains in recurring revenue, which represents approximately 83% of our total revenue, to provide a predictable source of earnings expansion and cash flow. Recurring revenue allows us to generate substantial operating cash flows, which we use to facilitate growth in our business by developing, marketing and launching new products through internal development and business and technology acquisitions. Our investment in customer leased instruments and our operating cash flow should continue to build more moderately beyond 2010 since we have almost completed the five-year transition to our OTL model.

Operating income increased as a result of the increased recurring revenue, effective control over expenses, and the decline in restructuring and acquisition related costs in the first quarter of 2010.

Non-operating income increased slightly during the first quarter of 2010 compared to 2009. We did incur significantly higher interest expense during 2010 due to financing of the Olympus acquisition, however, the prior year quarter reflects an $11.8 million hedging loss associated with forward contracts to purchase Japanese yen which hedged our Olympus purchase price.

Our effective tax rate increased to 32.6% from a tax benefit of 13.2% during the first quarter of 2009, due primarily to a reduction of a deferred tax asset in the first quarter 2010 related to Medicare drug subsidies as well as favorable settlements of tax audits in the first quarter of 2009. The tax rate was also affected by geographic mix of profits.

Revenue

The following table compares revenue type, segment and geography for the quarters ended March 31, 2010 and 2009 (dollar amounts in millions):

	*Quarter Ended March 31,		Reported Growth %	Constant Currency Growth % (a)
	2010	2009
Total revenue:
Recurring revenue – supplies, service and lease payments	$731.3	$573.7	27.5%	23.7%
Instrument sales	149.8	117.8	27.2%	23.3%

Total revenue	881.1	691.5	27.4%	23.6%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	323.0	207.0	56.1%	51.8%
Cellular Analysis	239.1	213.5	12.0%	8.4%
Immunoassay and Molecular Diagnostics	213.7	176.9	20.8%	17.4%

Total Clinical Diagnostics	775.8	597.3	29.9%	26.1%
Life Science	105.3	94.2	11.8%	7.9%

Total revenue	$881.1	$691.5	27.4%	23.6%

Revenue by geography:
United States	$402.1	$356.1	12.9%	12.9%
Europe	205.6	144.8	42.0%	35.1%
Emerging Markets (b)	71.6	50.9	40.6%	32.6%
Asia Pacific	149.3	96.7	54.5%	47.5%
Other (c)	52.5	43.0	22.3%	9.4%

Total revenue	$881.1	$691.5	27.4%	23.6%

*	Amounts in table above may not foot or recalculate due to rounding.
(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Recurring revenue increased 27.5% (23.7% in constant currency) during the quarter ended March 31, 2010 in comparison to the same period in the prior year. The increase in recurring revenue was driven in large part by the acquisition of Olympus, which added 15.7% to this growth during the quarter ended March 31, 2010. Strong growth in immunoassay and continued growth in cellular analysis also contributed to the increase. Recurring revenue, which we believe is the best indicator of the overall strength of our business, represented 83% of our total revenue during the quarter.

Instrument sales increased by 27.2% (23.3% in constant currency) to $149.8 million during the quarter ended March 31, 2010, with about two-thirds of the growth from the Olympus acquisition and the remainder from increased sales of our flow cytometry systems and life science automation systems.

Clinical Diagnostics

Clinical Diagnostics revenue increased by 29.9% in the quarter ended March 31, 2010 when compared to the same period in 2009, primarily as a result of the Olympus acquisition and organic growth in recurring revenue. In constant currency, revenue increased 26.1% for the first quarter of 2010, primarily driven by a 25.4% constant currency improvement in recurring revenue during the quarter ended March 31, 2010. The Olympus acquisition accounted for about half of the growth in recurring revenue during the quarter ended March 31, 2010. Continued robust growth in Automated Immunoassay and hematology also contributed to the increase in recurring revenue. Recurring revenue growth largely reflects an expanding installed base, particularly in China and other emerging markets, and increased test kit utilization. Instrument sales increased 31.4% in constant currency for the quarter ended March 31, 2010 in comparison to the related prior year period due primarily to the Olympus acquisition.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from chemistry and clinical automation increased by 56.1% (51.8% in constant currency) for the quarter ended March 31, 2010 versus the same period in 2009. The Olympus acquisition represented substantially all of the growth of this product area.

Cellular Analysis

Revenue from cellular analysis increased 12.0% (8.4% increase in constant currency) for the quarter ended March 31, 2010 as compared to the same period in 2009. The growth was driven by strong instrument sales in flow cytometry.

Immunoassay and Molecular Diagnostics

Revenue in immunossay and molecular diagnostics increased by 20.8% (17.4% in constant currency) for the quarter ended March 31, 2010 when compared to the same period in the prior year. The growth was primarily from a 19.1% increase in Automated immunoassay recurring revenue and robust growth in molecular diagnostics products. Additionally, the acquisition of Cogenics in April 2009 contributed slightly to revenue growth during the first quarter of 2010.

Life Science

Revenue from our Life Science products increased by 11.8% (7.9% in constant currency) for the quarter ended March 31, 2010 as compared to the prior year period. Instrument sales were a significant driver of the increase in sales, improving by approximately 12% in constant currency for the quarter ended March 31, 2010 led by life science automation.

Revenue by Major Geography

Overall, revenue in the U.S. was up 12.9% for the quarter ended March 31, 2010 versus the quarter ended March 31, 2009. Higher revenue was primarily due to the Olympus acquisition.

Revenue in Europe increased by 42.0% (35.1% in constant currency) for the quarter ended March 31, 2010 versus the same period in 2009. The constant currency growth was due to the Olympus acquisition and to solid growth in immunoassay and molecular diagnostics.

Revenue from Emerging Markets increased by 40.6% (32.6% in constant currency) for the quarter ended March 31, 2010 versus the same period in 2009, primarily from the Olympus acquisition and Automated Immunoassay recurring revenue growth.

Sales in Asia Pacific increased by 54.5% (47.5% in constant currency) for the quarter ended March 31, 2010 versus the same period in 2009. The increase was primarily due to Olympus and a robust increase in recurring revenue from our immunoassay and molecular diagnostics, flow cytometry and Life Science product areas.

Cost of Sales

	Quarter Ended
	March 31, 2010	March 31, 2009	Percent Change
(in millions)
Cost of recurring revenue	$354.5	$268.3	32.1%
As a percentage of recurring revenue	48.5%	46.8%	1.7%

Cost of instrument sales	$121.6	$104.1	16.8%
As a percentage of instrument sales	81.2%	88.4%	(7.2)%

Total cost of sales	$476.1	$372.4	27.8%
As a percentage of total revenue	54.0%	53.9%	0.1%

Cost of sales increased 27.8% during the quarter ended March 31, 2010 as compared to the corresponding prior year period which is directly related to the overall revenue increase of 27.4%.

Operating Expenses

Selling, General and Administrative

	Quarter Ended
	March 31, 2010	March 31, 2009	Percent Change
(in millions)
Selling, general and administrative	$222.9	$185.9	19.9%
As a percentage of total revenue	25.3%	26.9%	(1.6)%

Selling, general and administrative (“SG&A”) expense for the quarter ended March 31, 2010 increased by $37.0 million, primarily due to additional expenses associated with the Olympus business and increased spending on selling and marketing activities to support our revenue growth.

Research and Development

	Quarter Ended
	March 31, 2010	March 31, 2009	Percent Change
(in millions)
Research and development	$70.1	$59.9	17.0%
As a percentage of total revenue	8.0%	8.7%	(0.7)%

The increase in research and development (“R&D”) of $10.2 million for the quarter ended March 31, 2010 was primarily due to additional costs associated with the Olympus business as well as additional product development investments in our molecular diagnostics program, DxN.

	Quarter Ended
	March 31, 2010	March 31, 2009	Percent Change
(in millions)
Amortization of intangibles	$13.9	$7.3	90.4%
Restructuring and acquisition related costs	$18.2	$26.4	(31.1)%

Amortization of intangibles

Amortization of intangibles increased by $6.6 million during the first quarter of 2010 due primarily to the acquired intangibles from the Olympus acquisition. Amortization of intangible assets is related primarily to acquired technology, customer and dealer relationships.

Restructuring and Acquisition Related Costs

Restructuring and acquisition related costs decreased by $8.2 million during the quarter ended March 31, 2010, when compared to the prior year period due primarily to lower costs for restructuring initiatives which are nearing completion. During the prior year, we experienced high restructuring costs primarily due to the closure and relocation of certain manufacturing and distribution sites along with activities related to our plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. The restructuring costs related to the closure and relocation of these sites includes severance, relocation, and other exit costs. The majority of the restructuring and acquisition related costs incurred during the first quarter of 2010 relates to costs to integrate the Olympus acquisition.

Operating Income

Management evaluates business segment performance based on revenue and operating income exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the quarter ended March 31, 2010 and 2009 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	Quarter Ended March 31,
	2010	2009
Operating income:
Clinical Diagnostics	$143.8	$94.0
Life Science	17.7	9.3

Total segment operating income	161.5	103.3
Unallocated corporate overhead and other costs	(57.9)	(37.3)
Restructuring expenses	(4.3)	(16.6)
Acquisition related costs for Clinical Diagnostics	(13.9)	(9.8)
Olympus intangibles asset amortization related to Clinical Diagnostics	(5.5)	—

Total operating income	79.9	39.6

Non-operating (income) expense:
Interest income	(1.3)	(1.3)
Interest expense	24.1	10.9
Other	(0.3)	11.8

Total non-operating expense	22.5	21.4

Earnings before income taxes	$57.4	$18.2

*	Amounts may not foot due to rounding

The increase in operating income generated from the Clinical Diagnostics segment is primarily due to higher revenue derived from the Olympus acquisition coupled with strong recurring revenue growth, which generates a higher profit margin than cash instrument sales.

The increase in operating income for our Life Science segment during the quarter ended March 31, 2010 was primarily due to a 12.4% constant currency increase in hardware placements coupled with improved profitability on product sales.

Non-Operating (Income) Expense

	Quarter Ended March 31,
	2010	2009	Percent Change
(in millions)
Interest income	$(1.3)	$(1.3)	—
Interest expense	24.1	10.9	>100.0%
Other non-operating expense (income)	(0.3)	11.8	>(100.0)%

Interest income was flat during the first quarter of 2010.

Interest expense increased by $13.2 million during the quarter ended March 31, 2010, due primarily to additional interest expense of $8.2 million resulting from our issuance of $500 million of debt in May 2009 to finance the Olympus acquisition as well as higher interest expense on our income tax liabilities.

Other non-operating expense decreased by $12.1 million over the prior year quarter. This was primarily related to an $11.8 million hedging loss in the first quarter of 2009 associated with forward contracts to purchase Japanese yen to mitigate the risk associated with changes in the value of the yen since our purchase price for the Olympus acquisition was paid in yen.

Income Tax

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the quarters ended March 31, 2010 and 2009 was 32.6% and a tax benefit of 13.2%, respectively. The difference in tax rates is primarily attributable to a reduction of a deferred tax asset in the first quarter 2010 related to Medicare drug subsidies, as described below, as well as favorable settlements of tax audits in the first quarter of 2009.

Our effective tax rate for the full year 2010 could be impacted by a number of factors such as new tax laws, interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our use of tax credits and our geographic profit mix. We expect our effective tax rate for the year to be approximately 27% compared to 20.2% for 2009. The increase in tax rate is primarily attributable to (i) a write off in 2010 of an $8.0 million deferred tax asset as a result of the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 which eliminated the Federal income tax deduction for a portion of prescription drug benefits which are offset by a subsidy under Medicare Part D and (ii) a shift in geographic mix, with more income in 2010 in higher-tax rate countries as a result of lower costs in 2010 related to the ODS acquisition as compared to 2009. The tax rate for 2009 was also more favorably impacted by more tax audit settlements than in 2010. The estimated effective tax rate for 2010 does not consider R&E tax credits in the United States as the credit provisions expired at the end of 2009. As of March 31, 2010 the credit has not been extended by the U.S. Congress. Should Congress extend the R&E credit, as well as other expired tax provisions, for the tax year 2010, we expect our effective tax rate would be reduced by approximately one percentage point.

During the first quarter of 2009, we filed certain tax accounting method changes with the U.S. Internal Revenue Service (“IRS”). As a result of these accounting method changes, certain tax deductions were accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year for tax purposes. This loss has been carried back to the 2006 tax year, which reduced taxes previously paid by $66.0 million. The acceleration of these tax deductions reduced certain permanent tax benefits totaling $3.4 million which increased tax expense in 2009.

Supplemental Information

Non-GAAP Measures

Throughout this section, references are made to the following financial measures: “constant currency”, “adjusted operating income”, “adjusted operating margin”, “adjusted diluted earnings per share,” “adjusted earnings before interest, taxes, depreciation and amortization” (“adjusted EBITDA”), “adjusted tax rate”, “free cash flow”. These financial measures are an alternative presentation of our past and potential future operational performance and do not replace the presentation of the Company’s reported financial results under U.S. GAAP. We have provided these supplemental non-GAAP financial measures because they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. We use these non-GAAP financial measures for reviewing the operating results of our business segments, for analyzing potential future business trends in connection with our budget process and base certain annual bonus plans on these non-GAAP financial measures. In order to measure our sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales. Constant currency results are calculated by translating current year results at prior year foreign currency exchange rates for the period, computed monthly. In addition, we believe investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results. The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

Adjusted operating income excludes the impact of income and expense such as charges associated with restructuring or relocations in connection with our supply chain improvement initiatives, acquisition and integration related expenses, license fees, amortization of intangible assets acquired from Olympus and other income and expense items. Management uses adjusted operating income to prepare operating budgets and forecasts to measure against our performance and to evaluate management performance for compensation purposes.

Adjusted operating margin is calculated using adjusted operating income, as described above, divided by revenue. Management uses adjusted operating margin in its analysis of operating budgets and forecasts since this measure is reflective of our operating costs on an ongoing basis and excludes transactions or events that may be beyond the control of management or which are unpredictable. Management uses adjusted operating margin when evaluating the performance trends of our Company compared to others.

A reconciliation of operating income and operating margin, the GAAP measures most directly comparable to adjusted operating income and adjusted operating margin, are provided below.

	Quarter Ended March 31,
	2010	2009
(in millions)

GAAP operating income	$79.9	$39.6
Restructuring and acquisition related costs	18.2	26.4
Olympus intangible asset amortization	5.5	—

Adjusted operating income	$103.6	$66.0

GAAP operating margin	9.1%	5.7%

Impact of adjustments	2.7%	3.8%

Adjusted operating margin	11.8%	9.5%

Adjusted diluted earnings and earnings per share excludes the impact of charges to operating expense as described above. Reconciliations of net earnings per share, the GAAP measure most directly comparable to adjusted earnings per share, are provided below.

		Quarter Ended March 31,
	2010		2009
	Amount	Per Diluted Share	Amount	Per Diluted Share
(in millions, except amounts per share)

GAAP net earnings	$38.7	$0.54	$20.6	$0.32
Restructuring and acquisition related costs	18.2	0.25	26.4	0.41
Olympus intangible asset amortization	5.5	0.08	—	—
Foreign currency loss related to Olympus acquisition	—	—	11.8	0.18

Adjustment for income taxes	(8.6)	(0.12)	(13.3)	(0.20)

Deferred income tax write-off	8.0	0.11	—	—

Adjusted net earnings	$61.8	$0.86	$45.5	$0.71

Adjusted EBITDA is a non-GAAP measure that management believes provides useful supplemental information for management and investors. Adjusted EBITDA is a tool that provides a measure of the adjusted net earnings, as described above, of the business before considering the impact of interest, taxes, depreciation and amortization. We believe adjusted EBITDA provides management with a means to analyze and evaluate the profitability of our business and its ability to generate cash flow before the effect of interest, taxes, depreciation and amortization. As is the case with all non-GAAP measures, investors should consider the limitations associated with this metric, including the potential lack of comparability of this measure from one company to another, and should recognize that adjusted EBITDA does not provide a complete measure of our operating performance because it excludes many items that are included in our consolidated financial statements. Accordingly, investors are encouraged to use GAAP measures when evaluating our financial performance.

A reconciliation of net earnings, the GAAP measure most directly comparable to adjusted EBITDA, is provided below.

	Quarter Ended March 31,
	2010	2009
(in millions)

GAAP net earnings	$38.7	$20.6
Income taxes	18.7	(2.4)
Interest expense	24.1	10.9
Depreciation and amortization	89.1	67.5

EBITDA	170.6	96.6

Reconciling items:

Restructuring and acquisition related costs	18.2	26.4
Foreign currency loss related to Olympus acquisition	—	11.8

Adjusted EBITDA	$188.8	$134.8

Adjusted tax rate excludes the incremental tax effect of income and expense items excluded from adjusted net earnings, as described above. A reconciliation of the tax rate, the GAAP measure most directly comparable to adjusted tax rate, is provided below

	Quarter Ended March 31,
	2010	2009
(in millions)

GAAP tax rate	32.6%	(13.2)%
Reconciling items:
Restructuring and acquisition related costs	4.0%	23.2%
Olympus intangible asset amortization	1.1%	—
Foreign currency loss related to Olympus acquisition	—	9.3%
Deferred tax asset write-off	(13.9)%	—

Adjusted tax rate	23.8%	19.3%

Free cash flow is a non-GAAP measure that management believes provides useful supplemental information for management and investors, because it reports the cash provided by operating activities after cash invested in property, plant and equipment. We believe this measure provides management and investors with a measure to determine the health of the business and cash flow generated by the business in excess of the cash needed to be reinvested in the business. We provide this financial measure as a supplement to GAAP information to assist ourselves and investors in understanding the impact of various items on our cash flows. A reconciliation of cash provided by operating activities, the GAAP measure most directly comparable to free cash flow, is provided below.

	Quarter Ended March 31,
	2010	2009
(in millions)

Net cash provided by operating activities	$98.2	$105.7
Additions to property, plant and equipment	(34.3)	(30.9)
Additions to customer leased instruments	(36.9)	(29.6)

Free cash flow	$27.0	$45.2

Net cash provided by operating activities for the quarter ended March 31, 2010 includes a pension contribution of $20.0 million. No pension contribution was made during the prior year quarter.

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

•	Maintain or raise our quarterly dividend. In April 2010, our Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on May 21, 2010 to stockholders of record on May 7, 2010.

•	Pay costs associated with our supply chain and restructuring initiatives,

•	Complete our Orange County consolidation project,

•	Make pension and postretirement plan contributions, and

•	Repurchase our common shares

We expect payments associated with the environmental clean up of our Fullerton facility to become more significant in 2010 and beyond. Proceeds from the potential sale of the Fullerton facility are not anticipated in the near term.

In November 2001, we issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011. We expect to retire these Notes with available cash in 2011.

Following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Quarter Ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$98.2	$105.7
Investing activities	(88.8)	(60.5)
Financing activities	3.1	(7.3)
Effect of exchange rates on cash and cash equivalents	(4.8)	(10.2)

Change in cash and cash equivalents	$7.7	$27.7

Cash provided by operating activities for the first quarter of 2010 decreased by $7.5 million due primarily to the pension contribution of $20.0 million made in 2010, partially offset by an increase in net earnings. Investing activities used cash of $88.8 million in the first quarter of 2010, compared to $60.5 million in the same period in 2009, an increase of $28.3 million. The increase in cash used for investing activities is due to the purchase of short term investments and new customer lease instruments and payments for technology licenses.

Cash flows provided by financing activities increased by $10.4 million compared to the same period in the prior year due primarily to an increase in proceeds from issuance of stock, partially offset by an increase in the repurchase of common stock.

Financing Arrangements

At March 31, 2010 approximately $206.2 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available, excluding the accounts receivable securitization program described below.

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold an ownership interest in the underlying receivables to multi-seller conduits administered by a third party bank. The sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. The term of the agreement extends to October 27, 2010 and the maximum borrowing amount is $125.0 million. We did not have any amounts drawn on the facility as of March 31, 2010.

In May 2009, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) and extended the maturity date of the Credit Facility to May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of March 31, 2010 was 0.25%. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of March 31, 2010 was a S&P rating of BBB. At March 31, 2010, no amounts were outstanding under the Credit Facility.

Recent Accounting Developments

See Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the Condensed Consolidated Financial Statements in this filing for a description of recently adopted accounting pronouncements

Other Events

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Except as noted below, there have been no significant changes in our market risk exposures from the amounts and descriptions disclosed therein.

We have significant foreign currency exposures related to the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of March 31, 2010 and December 31, 2009, the notional amounts of all derivative foreign exchange contracts were $517.3 million and $546.3 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of March 31, 2010 and December 31, 2009 resulted in the recognition of net assets of $8.7 million and $1.9 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2010. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $19.5 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $16.6 million in these instruments. Losses and gains on the underlying hedged transactions would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at March 31, 2010 were not materially different than those at December 31, 2009.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to decrease or increase this year’s pre-tax earnings by $0.1 million based on the amount of variable rate debt outstanding at March 31, 2010.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 4, “Derivatives”and Note 5, “Fair Value Measurements” of the Notes to Condensed Consolidated Financial Statements included in Part I “Financial Information,” Item 1 “Financial Statements” of this filing.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Securities Act of 1934, as amended, as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, at the reasonable level of assurance.

Changes in Internal Control Over Financial Reporting.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of any changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that there has not been any change in our internal control over financial reporting during that quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to various federal, state, local and foreign regulations, and compliance with these laws or any new laws or regulations could cause us to incur substantial costs and adversely affect our business and results of operations.

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

Our compliance costs include addressing our ongoing responsibilities under FDA regulations that apply to our products both before and after they are approved for distribution. If FDA were to conclude that any of our products are ineffective or pose an unreasonable health risk, or that we are not in compliance with applicable regulations, FDA could:

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

On April 12, 2010, we announced that we had issued a notice to our U.S. customers who use our AccuTnI troponin test kits on our UniCel DxI Immunoassay system that we are removing the AccuTnI assay from use with the DxI system as of May 31, 2010. On April 28, 2010, we announced that FDA classified our troponin recall as a Class II event and agreed to give customers an extension to August 1, 2010 to switch from running troponin on DxI systems to an alternate method. FDA has indicated to us that it believes certain modifications to our troponin test kits, as used on our DxI systems as well as on our Access systems, were made without obtaining appropriate product clearances from the agency. We are in discussions with FDA regarding the 510(k) clearance process for our troponin test kits for both the DxI and Access immunoassay systems and cannot provide any assurances on when we will be able to return troponin to the DxI. For U.S. labs that are not currently using Access systems to perform troponin testing, it is unlikely that we will be able to provide troponin test kits for use on Access analyzers until we obtain 510(k) clearance and there can be no assurance that FDA will continue to permit us to provide troponin test kits with appropriate additional notices and precautions to U.S. customers who currently use Access systems for troponin testing. We are continuing to work to resolve these matters with FDA but can provide no assurances regarding when 510(k) clearance will be obtained. The process for new 510(k) clearances for our products could be lengthy and costly and may require the withdrawal of product from the market until such clearances are obtained as well as the imposition of recalls or the initiation of enforcement actions against us by FDA, including warning letters, fines, seizures, consent orders or injunctions. The loss of revenue from our products that are the subject of FDA inquiries could be more than we estimate and our foreign sales could also be adversely affected. These issues could cause us to lose customers and there could be unanticipated costs associated with these matters or other discussions with FDA.

Given the issues pertaining to our troponin test kits as well as our recent recall relating to sodium testing on our DxC chemistry systems, we are currently evaluating our internal processes and procedures regarding our product, quality and regulatory systems. It is possible that more of our products could be affected and the actions with respect to those products could adversely affect our business and operating results. Our internal review of our products could reveal failures in our processes and systems which could be significant.

Foreign governmental regulations have become more common and stringent. We may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for noncompliance with foreign regulation could be severe, including revocation or suspension of the ability to sell products in that country and criminal sanctions. An adverse regulatory action in the U.S. or in other countries could restrict us from effectively marketing and selling our products.

Current and future healthcare reform changes may have a material adverse effect on our operating results.

Changes to existing laws or regulations, including the effect of potential health care reforms, also could prevent us from manufacturing or selling our products, reduce funding for government and academic research and cause us to incur substantial compliance costs.

The recently enacted Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), institutes substantial changes to the way health care is financed by both governmental and private insurers and contains several provisions that could have a material impact on our business. With limited exceptions, the PPACA, among other things, imposes a 2.3% deductible excise tax on any entity that manufactures or imports medical devices offered for sale in the United States beginning in 2013. The PPACA also imposes new reporting and disclosure requirements on device manufacturers for any “transfer of value” made or distributed to prescribers and other healthcare providers, effective March 30, 2013. Such information will be made publicly available in a searchable format beginning September 30, 2013. In addition, device manufacturers will also be required to report and disclose any investment interests held by physicians and their immediate family members during the preceding calendar year. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (and up to an aggregate of $1 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests not reported in an annual submission. We cannot predict at this time the full impact of the PPACA on our business. Nor can we predict whether or the extent to which other proposed changes will be adopted, if any, or how these or future changes will affect the demand for our services. The PPACA as well as other health care reform measures that may be adopted in the future could have a material adverse effect on us and our industry.

We must continue to market and improve the quality of our existing products and develop new products that meet customer needs and expectations or our business and results of operations will be adversely impacted.

Our ability to continue to grow depends on our success in continuing to market and improve the quality of our existing products and develop new products that meet customer needs and expectations. Improving existing products and developing new products requires us to successfully integrate hardware, software and chemistry components. Consequently, the expected introductions of new products may be impacted by factors such as complexity and uncertainty in the development of new high-technology products and availability of qualified engineers, programmers and other key personnel. The viability of supply partners also may impact new product introductions for products we distribute. In addition, our ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property rights of others, our ability to protect our intellectual property from others, the acquisition and integration of other companies and intellectual property and our ability to obtain regulatory approvals, including delays in obtaining any government marketing authorizations necessary to market the products, particularly with respect to Clinical Diagnostics products. Factors affecting the introduction of molecular diagnostic products include the inability to develop clinical diagnostic tests based on new technologies, a determination that the tests do not provide sufficient precision and accuracy, identification of additional necessary intellectual property rights, failure to establish the clinical utility of these tests during clinical studies and delays resulting from the timing and scope of regulatory agency reviews.

We are subject to laws targeting fraud and abuse in the healthcare industry and if we are subject to scrutiny under these laws we could incur significant costs.

We are subject to various federal, state and local laws targeting fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. The recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration could be subject to scrutiny if they do not qualify for an exemption or safe harbor. Many states have also adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for health care items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

The Health Insurance Portability and Accountability Act of 1996 also created two new federal crimes: health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services.

Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claim laws analogous to the False Claims Act. Our future activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending any such claims, as well as any sanctions imposed, could significantly adversely affect our results of operations.

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

Our operations and performance depend significantly on worldwide market economic and political conditions and their impact on levels of certain customer spending, which may deteriorate significantly in many countries and regions, including the United States, particularly in light of the current worldwide market disruptions and economic downturn, and may remain depressed for the foreseeable future. For example, global political conditions and general economic conditions in foreign countries where we do significant business, such as the United States, France, Germany, India, Japan and China, could negatively impact on our sales. These disruptions could adversely affect our customer’s ability to pay for products or purchase additional products. These conditions also may adversely affect our suppliers, which could cause disruptions in our ability to produce our products. In addition, economic and market volatility and disruption, such as the current worldwide market disruptions and economic downturn, may adversely affect the cost and availability of credit. Concern about market stability and counterparty strength may lead lenders and institutional investors to reduce or cease to provide funding to borrowers. Natural disasters, such as hurricanes, earthquakes and the recent volcano in Iceland, could adversely affect our customers and our ability to manufacture and deliver products. Any of these market, economic, political or natural disaster factors could have a material adverse effect on demand for our products, our ability to manufacture, support and distribute products, our financial condition and operating results, and the terms of equity and debt capital and our ability to issue them.

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

We routinely explore acquiring other businesses and assets that would fit strategically. From time to time, we also may consider disposing of certain assets, subsidiaries or lines of business that are less of a strategic fit within our portfolio. Potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention, difficulty with integrating different corporate cultures or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers. There can be no assurance that we will engage in any acquisitions or divestitures or that we will be able to do so on terms that will result in any expected benefits. Acquisitions financed with borrowings could put financial stress on our earnings resulting in materially higher interest rates.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2010	52,981	$67.73	—	—
February 1 through 28, 2010	306,914	65.67	224,440	1,275,560
March 1 through 31, 2010	728	68.67	—	1,275,560

Total	360,623	$65.98	224,440	1,275,560

136,183 of the shares purchased are attributable to shares surrendered to us by employees in payment of tax obligations related to the vesting of restricted stock.

In February 2010, the Company’s Board of Directors authorized the repurchase of up to 1.5 million shares of common stock through 2010. 224,440 of the shares above were repurchased pursuant to this plan.

Item 6.	Exhibits

A list of exhibits filed with this Form 10-Q is set forth in the Exhibit Index and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: May 5, 2010	By	/s/ Scott Garrett
Scott Garrett
Chairman of the Board, President and Chief Executive Officer

Date: May 5, 2010	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President & Chief Financial Officer

Date: May 5, 2010	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated May 5, 2010

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification