Form 10-Q
period 2010-06-30
BECKMAN COULTER INC
filed 2010-08-05
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of outstanding shares of the registrant’s common stock as of July 23, 2010 was 69,244,408 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

(in millions, except amounts per share)

(unaudited)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$268.5	$288.8
Trade and other receivables, net	789.1	827.9
Inventories	575.5	596.8
Deferred income taxes	59.4	79.0
Prepaids and other current assets	142.6	77.4

Total current assets	1,835.1	1,869.9
Property, plant and equipment, net	619.3	621.9
Customer leased instruments, net	486.9	523.0
Investments available-for-sale, at fair value	69.8	-
Goodwill	1,042.2	1,041.9
Other intangible assets, net	533.9	561.8
Other assets	61.4	58.6

Total assets	$4,648.6	$4,677.1

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$256.6	$235.7
Accrued expenses	492.0	540.1
Income taxes payable	-	5.6
Short-term borrowings	3.8	1.8
Current maturities of long-term debt	8.7	24.1

Total current liabilities	761.1	807.3
Long-term debt, less current maturities	1,336.0	1,305.9
Deferred income taxes	47.2	50.1
Other liabilities	525.8	552.6

Total liabilities	2,670.1	2,715.9

Commitments and contingencies (see Note 14)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 73.9 and 73.8 at June 30, 2010 and December 31, 2009, respectively, shares outstanding 70.4 and 69.6 at June 30, 2010 and December 31, 2009, respectively	7.4	7.4
Additional paid-in capital	890.4	886.8
Retained earnings	1,540.6	1,482.7
Accumulated other comprehensive loss	(254.6)	(176.8)
Treasury stock, at cost: 3.1 and 3.8 common shares at June 30, 2010 and December 31, 2009, respectively	(205.3)	(238.9)
Common stock held in grantor trust, at cost: 0.4 common shares at June 30, 2010 and December 31, 2009	(22.8)	(21.3)
Grantor trust liability	22.8	21.3

Total stockholders’ equity	1,978.5	1,961.2

Total liabilities and stockholders’ equity	$4,648.6	$4,677.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

(in millions, except amounts per share)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Recurring revenue – supplies, service and lease payments	$747.2	$629.0	$1,478.5	$1,202.7
Instrument sales	154.8	127.7	304.6	245.5

Total revenue	902.0	756.7	1,783.1	1,448.2

Cost of recurring revenue	365.1	285.0	719.6	553.3
Cost of instrument sales	139.8	114.8	261.4	218.9

Total cost of sales	504.9	399.8	981.0	772.2

Operating costs and expenses
Selling, general and administrative	226.8	191.2	449.7	377.1
Research and development	63.9	60.7	134.0	120.6
Amortization of intangible assets	13.9	7.5	27.8	14.8
Restructuring and acquisition related costs	13.0	21.6	31.2	48.0

Total operating costs and expenses	317.6	281.0	642.7	560.5

Operating income	79.5	75.9	159.4	115.5

Non-operating expense (income)
Interest income	(1.3)	(1.3)	(2.6)	(2.6)
Interest expense	24.6	17.5	48.7	28.4
Other, net	(3.7)	(18.7)	(4.0)	(6.9)

Total non-operating expense (income)	19.6	(2.5)	42.1	18.9

Earnings before income taxes	59.9	78.4	117.3	96.6
Income tax provision	15.3	17.6	34.0	15.2

Net earnings	$44.6	$60.8	$83.3	$81.4

Basic earnings per share	$0.63	$0.95	$1.18	$1.28

Diluted earnings per share	$0.63	$0.94	$1.17	$1.26

Weighted average number of shares outstanding (in thousands)
Basic	70,599	63,841	70,461	63,693
Diluted	71,360	64,828	71,408	64,428

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net earnings	$83.3	$81.4
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	179.9	138.8
Provision for doubtful accounts receivable	4.1	0.2
Share-based compensation expense	14.9	18.7
U.S. pension trust contributions	(20.0)	(24.0)
Gain on sale of business	(1.0)	-
Accreted interest on convertible debt	7.5	7.1
Amortization of pension and postretirement costs	9.6	7.9
Provision for deferred income taxes	15.0	(10.0)
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	(8.4)	24.5
Prepaid and other current assets	(27.2)	(12.9)
Inventories	(12.3)	(50.4)
Accounts payable and accrued expenses	28.8	40.8
Income taxes payable	(7.2)	14.4
Long-term lease receivables	3.1	7.6
Other	(3.6)	(18.6)

Net cash provided by operating activities	266.5	225.5

Cash flows from investing activities
Additions to property, plant and equipment	(76.9)	(66.0)
Additions to customer leased instruments	(85.8)	(72.7)
Purchase of investments	(101.8)	-
Proceeds from sale of investments	5.1	-
Proceeds from sale of business	3.0	-
Payments for business acquisitions and technology licenses, net of cash acquired	(27.6)	(18.8)

Net cash used in investing activities	(284.0)	(157.5)

Cash flows from financing activities
Dividends to stockholders	(25.4)	(21.7)
Proceeds from issuance of common stock	43.8	28.9
Repurchase of common stock as treasury stock	(14.8)	-
Repurchase of common stock held in grantor trust	(1.4)	(1.7)
Excess tax benefits from share-based payment transactions	3.1	1.3
Net borrowings (payments) on lines of credit	2.0	(18.9)
Proceeds from issuance of long term debt, net	-	497.8
Debt borrowings	22.4	-
Debt repayments	(16.2)	-
Debt issuance costs	-	(9.0)

Net cash provided by financing activities	13.5	476.7

Effect of exchange rates on cash and cash equivalents	(16.3)	0.8

Change in cash and cash equivalents	(20.3)	545.5
Cash and cash equivalents-beginning of period	288.8	120.0

Cash and cash equivalents-end of period	$268.5	$665.5

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

Revenue, expenses, assets and liabilities can vary between the quarters and our results of operations for the three months ended June 30, 2010 do not necessarily indicate our operating results to be expected for the full year or any future period.

Use of Estimates

We follow U.S. GAAP, which requires us to make estimates and assumptions about future events. These estimates and the underlying assumptions affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures about contingent assets and liabilities. Such estimates include the valuation of accounts receivable, inventories, long-lived assets, lives of customer leased instruments, lives of plant and equipment, lives of intangible assets, and assumptions used in the calculation of warranty accruals, employee benefit plan obligations, environmental and litigation obligations, legal contingencies, income taxes, share-based compensation and others. These estimates and assumptions are based on management’s best estimates and judgment and affect the amounts reported in the Condensed Consolidated Financial Statements and accompanying notes. Actual results could differ from those estimates. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, which management believes to be reasonable under the circumstances. As future events and their effects cannot be determined with precision, actual results could differ significantly from these estimates. Changes in those estimates will be reflected in the financial statements in future periods.

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

The effective tax rate for the three and six months ended June 30, 2010 was 25.5% and 29.0%, respectively. The effective tax rate for the three months ended June 30, 2010 was not impacted by any discrete events. Discrete events occurring in the three months ended March 31, 2010 increased tax expense by a net $3.6 million in the six months ended June 30, 2010. These consisted of discrete items that reduced tax expense by $5.1 million, related to various adjustments to prior year tax credits, the effects of statutes of limitation expiring in various countries, and a settlement of an international tax audit. These were offset by discrete events which increased tax expense by $8.7 million, of which $0.7 million relates to adjustments to prior year tax returns and $8.0 million relates to a reduction in a deferred tax asset related to Medicare drug subsidies resulting from tax law changes enacted in the United States in the three months ended March 31, 2010 as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

During the three months ended March 31, 2009, we filed certain tax accounting method changes with the IRS. As a result of these accounting method changes, certain tax deductions were accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year. This loss has been carried back to the 2006 tax year, which reduced taxes previously paid by $66.0 million. The acceleration of these tax deductions reduced certain permanent tax benefits totaling $3.4 million which increased tax expense in the first quarter of 2009.

The total amount of unrecognized tax benefits as of June 30, 2010 was $31.6 million, which if recognized, would affect our effective tax rate in future periods.

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and effective tax rate in the period of resolution. It is reasonably possible that our liability for uncertain tax positions could be reduced by as much as $5.8 million over the next 12 months as a result of the settlement of tax positions with various tax authorities. Tax years 2006 through 2008 are currently subject to a U.S. federal income tax examination by the Internal Revenue Service (“IRS”).

Recently Adopted Accounting Standards

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an accounting standard for transfers and servicing of financial assets. This guidance removes the concept of a qualifying special-purpose entity from the accounting standard for transfers and servicing and removes the exception from applying “Consolidation of Variable Interest Entities” from the accounting standard for consolidation. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We adopted this standard as of January 1, 2010, which did not materially impact our consolidated financial position, results of operations or cash flows.

Revenue Arrangements with Multiple Deliverables

In October 2009, the FASB issued an update to the accounting standard for revenue recognition related to multiple-element arrangements, which requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. This standard eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. This standard is required to be adopted in the first quarter of fiscal year 2011; however, early adoption is permitted. We elected to adopt this standard on a prospective basis as of January 1, 2010. The adoption of this standard did not cause any changes to the amount of revenue recognized or the presentation of amounts within our consolidated financial position, results of operations or cash flows. Neither the implementation of the use of estimated selling price nor the elimination of the residual method caused any changes to our revenue recognition polices. For our sales type lease and sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue to all deliverables based on their relative selling prices.

The vast majority of our revenue is generated from sales of consumable supplies, services, and OTL revenue. When a customer enters into an OTL agreement, instrument lease revenue is recognized on a straight-line basis over the life of the lease. Under an STL agreement, the instrument sales revenue and related cost is generally recognized at the time of customer shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Supplies and test kit revenue is generally recognized at the time of delivery or usage. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement. If the service provided is outside of the contract, service revenue is recognized as the service is performed.

Certain Revenue Arrangements That Include Software Elements

In October 2009, the FASB issued an update to the accounting standard for software revenue recognition. This standard reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an arrangement for the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. We adopted this standard on a prospective basis as of January 1, 2010. The adoption of this standard did not have an impact our consolidated financial position, results of operations or cash flows.

Note 2. Acquisitions

Olympus Diagnostics Systems Business

On August 3, 2009, we completed the acquisition of the laboratory-based diagnostics systems business of Olympus Corporation (referred to as Olympus) through a cash payment of approximately 76 billion Japanese yen (approximately U.S. $800 million based on currency exchange rates as of August 3, 2009). Based on the final closing net assets, an additional $22.0 million was paid to Olympus in May 2010 for additional purchase price which resulted in a corresponding increase in goodwill.

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

Contract termination and other charges primarily reflect costs to terminate a contract before the end of its term (measured at fair value at the time the Company provided notice to the counterparty) or costs that will continue to be incurred under the contract for its remaining term without economic benefit to the Company. Asset impairment charges related to property, plant and equipment reflect the excess of the assets’ carrying values over their fair values as well as accelerated depreciation on the related assets as a result of impairment.

Total Restructuring Charges

We recorded restructuring charges of $8.0 million and $14.6 million in the three and six months ended June 30, 2010, respectively, and $9.7 million and $26.3 million in the three and six months ended June 30, 2009, respectively. These charges related to severance, relocation, asset impairment and other exit costs were included within the restructuring and acquisition related costs line of our Condensed Consolidated Statement of Earnings. From January 2007 through the second quarter of 2010, we incurred a total of $142.0 million of net restructuring charges of which $51.8 million relates to severance costs.

Following is a detailed description of charges included in restructuring activities:

Supply Chain Initiatives

During the first quarter of 2009, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites. Additionally, during 2008, we announced our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities (“Orange County consolidation project”). As part of these relocations, during the three and six months ended June 30, 2010 we incurred severance and other relocation charges of $7.1 million and $8.5 million, respectively and during the three and six months ended June 30, 2009, we incurred severance and other relocation charges of $8.7 million and $24.7 million, respectively.

Clinical Diagnostics Business

In connection with the Olympus acquisition, we incurred severance and other relocation charges during the three and six months ended June 30, 2010, of $(1.0) million and $1.3 million, respectively due to redundancies as part of combining the two entities.

Asset Impairment Charges and Employee Severance

During the three and six months ended June 30, 2010, we incurred asset impairment charges of $1.9 million and $4.8 million, respectively associated with our consolidation effort to close and relocate facilities and operations. During the three and six months ended June 30, 2009, we incurred asset impairment charges of $1.0 million and $1.6 million, respectively.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheet at June 30, 2010:

Balance at December 31, 2009	$41.9
Additional charges	14.6
Utilization	(25.8)

Balance at June 30, 2010	$30.7

Acquisition Related Costs

In connection with the acquisitions of Olympus and Cogenics, the Genomics division of CDI, we incurred acquisition related and integration costs of $5.0 million and $16.6 million during the three and six months ended June 30, 2010, respectively and during the three and six months ended June 30, 2009, we incurred $11.9 million and $21.7 million, respectively. These charges are included within the restructuring and acquisition related costs line of our Condensed Consolidated Statement of Earnings.

Note 4.  Cash Equivalents and Investments

The following table summarizes the cost, fair value, and unrealized gains and losses related to our cash equivalents and investments in marketable securities designated as available-for-sale at June 30, 2010:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash Equivalents
U.S. Treasury securities	$11.8	-	-	$11.8

Total Cash Equivalents	$11.8	-	-	$11.8

Investments
Debt securities:
U.S. Treasury securities	$23.1	$0.1	$-	$23.2
U.S. agency securities	22.7	0.1	-	22.8
Foreign government guaranteed securities	13.4	-	-	13.4
Corporate bonds	15.3	0.1	-	15.4

Total Investments	$74.5	$0.3	$-	$74.8

Total Cash Equivalents and Investments	$86.3	$0.3	$-	$86.6

Cash equivalents consist of investments with original maturities of ninety days or less. Available-for-sale securities consist of short term investments with maturities less than twelve months and long-term investments with maturities longer than twelve months. The total investment balance disclosed above includes $5.0 million of short-term investments included within prepaids and other current assets and $69.8 included within investments available-for-sale on the Condensed Consolidated Balance Sheet. Investments include primarily corporate bonds, government agencies, government treasury bills, and government guaranteed bonds. We estimate the fair values of our investments based on quoted market prices. These estimated fair values may not be representative of actual values that will be realized in the future.

We did not have any investments in available for sale securities at December 31, 2009.

A summary of proceeds from the sale and maturity of available for sale securities and associated gains and losses for the six month period ending June 30, 2010 follows:

	Proceeds	Net Realized Gain (Loss)	OCI Gain (Loss)
Debt securities
U.S. agency securities	$5.1	$-	$-

Total Investments	$5.1	$-	$-

We review our investments for other-than-temporary impairment whenever the fair value of the investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment within an investment is other-than-temporary, we consider whether we have the ability and the intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Our fixed income portfolio is comprised of a mix of U.S. agency bonds and corporate bonds from various sectors, along with U.S. government treasury bills. The following table summarizes the estimated fair value of our investments in marketable debt securities, designated as available-for-sale and classified by the contractual maturity date of the security:

June 30, 2010
Due in 1 year	$5.0
Due in 1 year through 5 years	69.8

Total	$74.8

We also invested $23.3 million in a certificate of deposit in China for a fixed term of 12 months, which is included within prepaids and other current assets on the Condensed Consolidated Balance Sheet.

Note 5.  Derivatives

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

Foreign Currency

We manufacture approximately 75% of our products in the U.S., but generated approximately 54% of our revenue during the first six months of 2010 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. To mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from forecasted intercompany cash flows associated with intercompany inventory purchases by our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. The major currencies against which we hedge are the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of June 30, 2010 and December 31, 2009, the notional amounts of all derivative foreign exchange contracts were $466.0 million and $546.3 million, respectively.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow hedges were discontinued in the three and six months ended June 30, 2010 and 2009. Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified into cost of sales upon the recognition of the hedged transaction. We estimate that substantially all of the $13.7 million ($8.6 million after tax) of unrealized gain included in accumulated other comprehensive loss at June 30, 2010 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. We have cash flow hedges at June 30, 2010, which settle as late as November 2011.

We also use foreign currency forward contracts to offset the effect of changes in the value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges, therefore the changes in the value of these derivative instruments are included within the non-operating (income) expense section of the Consolidated Statement of Earnings.

The following table presents the fair value of derivative instruments within the Condensed Consolidated Balance Sheet:

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		June 30, 2010	December 31, 2009		June 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Foreign exchange forwards and options	Other current assets	$20.4	$7.6	Other current liabilities	$2.5	$5.6

Foreign exchange forwards	Other long term assets	4.4	-	Other long term liabilities	1.4	-

Total derivatives designated as hedging instruments		$24.8	$7.6		$3.9	$5.6

The following tables present the amounts affecting the Condensed Consolidated Financial Statements:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of (Loss) Gain Reclassified From Accumulated Other Comprehensive Loss into Net Earnings	Amount of (Loss) Gain Reclassified From Accumulated Other Comprehensive Loss into Net Earnings
	Three Months Ended June 30,			Three Months Ended June 30,
	2010	2009		2010	2009
Derivatives in Cash Flow Hedging Relationships

Foreign exchange forwards and options	$13.0	$(13.3)	Cost of sales	$(0.5)	$5.9

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of (Loss) Gain Reclassified From Accumulated Other Comprehensive Loss into Net Earnings	Amount of (Loss) Gain Reclassified From Accumulated Other Comprehensive Loss into Net Earnings
	Six Months Ended June 30,			Six Months Ended June 30,
	2010	2009		2010	2009
Derivatives in Cash Flow Hedging Relationships

Foreign exchange forwards and options	$18.0	$(5.8)	Cost of sales	$(2.8)	$12.7

	Location of Gain Recognized in Net Earnings on Derivatives	Amount of Gain in Net Earnings on Derivatives
		Three Months Ended June 30,
		2010	2009
Derivatives not designated as hedging instruments

Foreign exchange forwards	Other non-operating income	$-	$20.5

	Location of Gain Recognized in Net Earnings on Derivatives	Amount of Gain in Net Earnings on Derivatives
		Six Months Ended June 30,
		2010	2009
Derivatives not designated as hedging instruments

Foreign exchange forwards	Other non-operating income	$-	$8.7

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

Note 6.  Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

		Fair Value Measurements at Reporting Date Using
Description of assets (liabilities)	Fair Value at June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$(0.9)	$-	$(0.9)	$-
Option contracts	$21.8	$-	$21.8	$-
Cash Equivalents
U.S. Treasury securities	$11.8	$11.8	$-	$-
Investments
U.S. Treasury securities	$23.2	$23.2	$-	$-
U. S. agency securities	$22.8	$22.8	$-	$-
Foreign government guaranteed securities	$13.4	$13.4	$-	$-
Corporate bonds	$15.4	$15.4	$-	$-

		Fair Value Measurements at Reporting Date Using
Description of assets (liabilities)	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$(0.6)	$-	$(0.6)	$-
Option contracts	$2.6	$-	$2.6	$-

Our investments have been classified as Level 1. These investments have readily determinable fair values based on quoted prices in active markets. See Note 4 “Cash Equivalents and Investments,” for further discussion on Investment information.

Our derivative financial instruments have been classified as Level 2. These derivative contracts have been initially valued at the transaction price and subsequently valued using market data including quotes, benchmark yields, spot rates, and other industry and economic events. See Note 5, “Derivatives,” for further discussion on derivative financial instruments. When necessary, we validate our valuation techniques by understanding the models used and obtaining market values from pricing sources.

The carrying values of our financial instruments approximate their fair value at June 30, 2010, except for long-term debt. Quotes from financial institutions are used to determine market values of our debt and derivative financial instruments. The carrying value and fair value of our long-term debt at June 30, 2010 was $1,344.7 million and $1,370.9 million, respectively.

Note 7.  Comprehensive Income (Loss)

The reconciliation of net earnings to comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net earnings	$44.6	$60.8	$83.3	$81.4

Other comprehensive (loss) income
Foreign currency translation adjustments	(66.3)	64.8	(106.7)	12.6
Net actuarial (losses) gains associated with pension and other postretirement benefits, net of income taxes of $2.6 and $1.7 for the three and six months ended June 30, 2010, respectively, and $(14.4) for the six months ended June 30, 2009.	(5.3)	-	(2.7)	23.4
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $(2.9) and $(5.7) for the three and six months ended June 30, 2010, respectively, and $(2.3) and $(4.6) for the three and six months ended June 30, 2009, respectively	4.8	3.9	9.6	7.9
Net unrealized gain on available for sale securities, net of income taxes of $(0.1) for the three and six months ended June 30, 2010	0.2	-	0.2	-
Derivatives qualifying as hedges:
Net derivative gains (losses), net of income taxes of $(5.0) and $(6.9) for the three and six months ended June 30, 2010, respectively, and $5.0 and $2.2 for the three and six months ended June 30, 2009, respectively	8.0	(8.3)	11.1	(3.6)
Reclassifications to cost of sales, net of income taxes of $(0.1) and $(1.0) for the three and six months ended June 30, 2010, respectively, and $2.2 and $4.8 for the three and six months ended June 30, 2009, respectively	0.4	(3.6)	1.8	(7.8)

Other comprehensive (loss) income	(58.2)	56.8	(86.7)	32.5

Total comprehensive (loss) income	$(13.6)	$117.6	$(3.4)	$113.9

The components of accumulated other comprehensive loss (“AOCI”), net of income taxes, are as follows:

	June 30, 2010	December 31, 2009
Cumulative currency translation adjustments	$10.5	$117.2
Pension and other postretirement plan liability adjustments	(273.9)	(289.7)
Net unrealized gain (loss) on derivative instruments	8.6	(4.3)
Net unrealized gain on available for sale securities	0.2	-

Total accumulated other comprehensive loss	$(254.6)	$(176.8)

During the three months ended March 31, 2010, the Company recorded an $8.9 million decrease to AOCI included within the pension and postretirement plan liability adjustments line above in connection with the reestablishment of a deferred tax asset previously written off to AOCI. This adjustment had no impact to earnings for any periods.

Note 8.  Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended June 30,
	2010			2009
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$44.6	70.599	$0.63	$60.8	63.841	$0.95
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	0.761	-	-	0.987	(0.01)

Diluted EPS:
Net earnings	$44.6	71.360	$0.63	$60.8	64.828	$0.94

	Six Months Ended June 30,
	2010			2009
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$83.3	70.461	$1.18	$81.4	63.693	$1.28
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	0.947	(0.01)	-	0.735	(0.02)

Diluted EPS:
Net earnings	$83.3	71.408	$1.17	$81.4	64.428	$1.26

For the three and six months ended June 30, 2010, there were 3.0 million shares and 2.5 million shares, respectively, and for the three and six months ended June 30, 2009, there were 3.9 million shares and 4.6 million shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been antidilutive.

The principal amount of the convertible notes issued in December 2006, due in 2036 and callable in 2013 is expected to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the three months ended June 30, 2010 and 2009 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

Note 9.  Sale of Assets

During the six months ended June 30, 2010 and 2009, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $47.9 million and $39.1 million, respectively, for which we received cash proceeds of $47.9 million and $39.2 million, respectively. Substantially all of these sales took place in Japan. These transactions were accounted for as sales. As a result, the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 10.  Composition of Certain Financial Statement Items

Inventories consisted of the following:

	June 30, 2010	December 31, 2009
Raw materials, parts and assemblies	$181.3	$180.4
Work in process	26.1	29.5
Finished products	368.1	386.9

	$575.5	$596.8

Changes in the product warranty obligation included in accrued expenses were as follows:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Beginning Balance	$13.2	$13.8
Current period warranty charges	2.6	6.7
Current period utilization	(4.0)	(8.7)

Ending Balance	$11.8	$11.8

Note 11.  Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the six months ended June 30, 2010 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2009	$932.4	$109.5	$1,041.9
Olympus goodwill adjustment	2.3	-	2.3
Currency translation and other adjustments	(0.1)	(1.9)	(2.0)

Goodwill at June 30, 2010	$934.6	$107.6	$1,042.2

Other intangible assets consisted of the following:

	June 30, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Amortized intangible assets:
Customer/dealer relationships	$295.4	$(111.8)	$183.6	17 years	$295.4	$(101.7)	$193.7	17 years
Technology	229.2	(70.5)	158.7	11 years	229.2	(58.0)	171.2	11 years
Core technology	66.6	(2.7)	63.9	20 years	66.6	(1.0)	65.6	20 years
Other	86.4	(42.4)	44.0	8 years	87.6	(40.0)	47.6	8 years

	677.6	(227.4)	450.2	14 years	678.8	(200.7)	478.1	14 years
Non-amortizing intangible assets:
Trade name	73.5	-	73.5		73.5	-	73.5
In-process research and development	10.2	-	10.2		10.2	-	10.2

	$761.3	$(227.4)	$533.9		$762.5	$(200.7)	$561.8

Estimated future intangible asset amortization expense consists of the following:

2010 (remaining six months)	$27.7
2011	54.0
2012	50.5
2013	49.4
2014	47.2
Thereafter	221.4

Total	$450.2

Note 12.  Debt

Certain of our borrowing agreements contain covenants that we must comply with, including a debt to earnings ratio and a minimum interest coverage ratio. At June 30, 2010, we were in compliance with such covenants.

Note 13.  Retirement Benefits

In the three months ended June 30, 2010, we received the final valuations for our pension plans and other postretirement benefit plans to reflect actual census data as of January 1, 2010. These valuations resulted in an increase to pension obligations of $6.5 million and a decrease to postretirement obligations of $1.4 million. Additionally, other comprehensive income decreased by $3.1 million and long-term deferred tax assets increased by $2.0 million.

For the three and six months ended June 30, 2010 and 2009, the pension and postretirement benefit costs were comprised of:

	Pensions				U.S. Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost-benefits earned during the period	$4.0	$3.9	$2.0	$1.3	$0.3	$0.4
Interest cost on benefit obligation	10.9	10.7	3.1	2.4	1.7	1.6
Expected return on plan assets	(13.0)	(11.9)	(2.7)	(2.0)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	(0.1)	(0.1)
Actuarial loss	7.0	5.6	0.8	0.8	-	-

Net periodic benefit costs	$9.1	$8.5	$3.0	$2.3	$1.9	$1.9

	Pensions				U.S. Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009
Service cost-benefits earned during the period	$7.8	$7.9	$3.9	$2.5	$0.6	$0.8
Interest cost on benefit obligation	21.6	21.5	6.3	4.8	3.5	3.3
Expected return on plan assets	(26.1)	(23.5)	(5.5)	(4.1)	-	-
Amortization:
Prior service cost (credit)	0.4	0.4	(0.4)	(0.4)	(0.2)	(0.2)
Actuarial loss (gain)	13.7	11.2	1.8	1.6	-	(0.1)

Net periodic benefit costs	$17.4	$17.5	$6.1	$4.4	$3.9	$3.8

We contributed $20.0 million and $24.0 million to our U.S. pension plan during the six months ended June 30, 2010 and June 30, 2009. We expect to make additional contributions of approximately $13.3 million to our U.S. and international pension plans and approximately $6.0 million to our postretirement plan during 2010. Our pension plans are currently underfunded and we may decide to make additional pension plan contributions in the future.

Note 14.  Commitments and Contingencies

Environmental Matters

We are subject to federal, state, local and foreign environmental laws and regulations. Although we continue to incur expenditures for environmental protection, we do not anticipate any expenditure to comply with such laws and regulations that would have a material impact on our consolidated results of operations or financial position except as discussed below. We believe that our operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

In connection with our Orange County consolidation project and closure of our Fullerton, California site, we continue conducting environmental studies at our Fullerton site. The data generated by these studies indicates that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the site. Studies to determine the source and extent of these chemicals are underway and are expected to continue for several months. We have notified the State Department of Toxic Substances Control of the presence of these chemicals at the site and expect that agency to oversee determination of any remediation requirements. We recorded a liability of $19.0 million in 2008, representing our best estimate of the future expenditures for investigation and remediation at the site; however, it is possible that the ultimate costs incurred could range from $10 million to $30 million. Our estimates are based upon the results of our investigation to date and comparison to our prior experience with environmental remediation at another site. Therefore, it is possible that additional activities not contemplated at this time could be required and that the actual costs could differ materially from the amount we have recorded as a liability or our estimated range. Through June 30, 2010, we have spent $1.6 million in relation to investigation and remediation activities.

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

Legal Proceedings

We are involved in a number of lawsuits, which we consider ordinary and routine in view of our size and the nature of our business. We accrue for our best estimate within the range of the loss or the minimum probable liability if no best estimate can be determined. Such accruals at June 30, 2010 were immaterial. We do not believe any ultimate liability resulting from any of these lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. We cannot, however give any assurances regarding the ultimate outcome of these lawsuits, and their resolution could be material to our operating results for any particular period.

Note 15.  Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products with two operating segments, Clinical Diagnostics and Life Science. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 88% of our consolidated revenue for the six months ended June 30, 2010. The product areas within Clinical Diagnostics are chemistry and clinical automation, cellular analysis, and immunoassay and molecular diagnostics. Our Life Science segment includes systems used in disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies as well as certain industrial applications for scientific instrumentation.

Management evaluates business segment performance on a revenue and operating income basis. Operating income for segment reporting, disclosed below, is revenue less operating costs. Certain costs, such as corporate overhead and other charges which are not directly related to our segments are not allocated to the segments financial results. Therefore, the financial results of our segments exclude these costs for performance assessment by our chief operating decision maker. Unallocated corporate overhead costs include employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration expenses related to our corporate function, while other items excluded from our segment results include restructuring charges, technology license fees and other charges. In prior years, these costs were allocated to the segments based on actual usage or other appropriate methods. However, these expenses are not considered direct costs of the operating segments. Therefore, our chief operating decision maker now evaluates the segments excluding these costs. In the tables below, these costs have been reclassified in the prior year results to conform with the current year presentation. Non-operating expense (income) and interest income and expense are not allocated to the segments. We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segments’ operating income to consolidated earnings before income taxes:

	*Three Months Ended June 30,		*Six Months Ended June 30,
	2010	2009	2010	2009
Segment revenue:
Clinical Diagnostics
Chemistry and Clinical Automation	$333.9	$218.7	$656.8	$425.7
Cellular Analysis	239.2	226.4	478.3	439.9
Immunossay and Molecular Diagnostics	222.4	202.7	436.2	379.6

Total Clinical Diagnostics	795.5	647.8	1,571.3	1,245.1
Life Science	106.5	108.8	211.8	203.0

Total revenue	$902.0	$756.7	$1,783.1	$1,448.2

Segment operating income:
Clinical Diagnostics	$165.6	$123.6	$309.4	$217.6
Life Science	14.5	19.7	32.2	29.0

Total segment operating income	180.1	143.3	341.6	246.6
Unallocated corporate overhead and other costs	(76.1)	(45.8)	(134.0)	(83.1)
Restructuring and acquisition related costs	(13.0)	(21.6)	(31.2)	(48.0)
Fair market value inventory amortization adjustment for Clinical Diagnostics	(5.9)	-	(5.9)	-
Olympus intangibles asset amortization related to Clinical Diagnostics	(5.6)	-	(11.1)	-

Total operating income	79.5	75.9	159.4	115.5

Non-operating (income) expense:
Interest income	(1.3)	(1.3)	(2.6)	(2.6)
Interest expense	24.6	17.5	48.7	28.4
Other	(3.7)	(18.7)	(4.0)	(6.9)

Total non-operating expense (income)	19.6	(2.5)	42.1	18.9

Earnings before income taxes	$59.9	$78.4	$117.3	$96.6

*	Amounts may not foot due to rounding.

Our principal markets are the U.S. and international markets. The U.S. information is presented separately since we are headquartered in the U.S. Revenues in the U.S. represented 46% and 50% of our total consolidated revenues for the three months ended June 30, 2010 and 2009, respectively and 46% and 51% for the six months ended June 30, 2010 and 2009, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	*Three Months Ended June 30,		*Six Months Ended June 30,
	2010	2009	2010	2009
Revenues by geography:
United States	$414.5	$376.7	$816.5	$732.8
Europe	199.2	166.1	404.8	310.9
Emerging Markets (a)	80.2	62.2	151.7	113.1
Asia Pacific	150.1	102.9	299.5	199.6
Other (b)	58.1	48.7	110.6	91.7

Total revenue	$902.0	$756.7	$1,783.1	$1,448.2

	June 30, 2010	December 31, 2009
Long-lived assets:
United States	$2,061.2	$1,967.8
International	752.3	839.4

Total long lived assets	$2,813.5	$2,807.2

*	Amounts may not foot due to rounding.
(a)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(b)	Other includes Canada and Latin America

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q for the quarterly period ended June 30, 2010 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Forward-looking statements reflect our current views with respect to future events and can also be identified by words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans,” “should,” “likely,” “might,” or the negative thereof or comparable terminology, and may include, without limitation, information regarding our expectations, goals or intentions regarding the future. Forward-looking statements involve certain risks and uncertainties, and our actual results may differ materially from those discussed in any forward-looking statement. Factors that could cause results to differ include, but are not limited to, the Risk Factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other current and periodic reports filed from time to time with the SEC, including the Risk Factors discussed in Part II, Item 1A of this Form 10-Q. Other factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Therefore, the reader is cautioned not to rely on these forward-looking statements. All forward-looking statements in this Form 10-Q are made as of the date hereof and we assume no obligation to update any forward-looking statement, except as required by law.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and in our Annual Report on Form 10-K. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

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

Overview

Beckman Coulter is the world’s largest company devoted solely to biomedical testing, a market we estimate had approximately $41 billion in worldwide revenues in 2009. We market our products in more than 160 countries, with approximately half of our revenue in 2009 coming from outside the United States. Our strategy is to extend the Company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhance our current product offerings and enter into new and growing market segments. We design, manufacture, and sell systems, services, reagents and supplies to clinical diagnostics and life science laboratories around the world. Our products combine sophisticated analytical instruments, user-friendly software and highly sensitive chemistries, integrated into complete and simple to use systems. Our product lines address nearly all blood tests routinely performed in hospital central laboratories and a range of scientific instrumentation for life science and pharmaceutical research.

The majority of our revenue is generated from consumable supplies (including reagent test kits), service and operating-type lease (“OTL”) payment arrangements. Approximately 83% of our total revenue for the first six months of 2010 was generated by this type of revenue, which we refer to as “recurring revenue.” Our customer contracts typically run five to seven years. Switching instrument systems creates significant costs for laboratories - changing suppliers means re-training staff on new systems and performing validation studies to assure consistency of reported results.

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

Strategic Initiatives

Our core strategy is to simplify, automate and innovate complex biomedical testing processes. Our strategic initiatives for the remainder of 2010 are now focused on quality and customer satisfaction and retention.

•

We are committed to ensuring patient safety and regulatory compliance. As discussed in more detail below under “Product Compliance and Quality Matters”, the U.S. Food and Drug Administration (“FDA”) has indicated to us that it believes that certain modifications to our troponin test kits as used on DxI immunoassay systems and as used on Access immunoassay systems were made without obtaining appropriate product clearances from FDA. Given the issues pertaining to our troponin test kits as well as our recent recalls relating to sodium testing on our DxC chemistry systems and other quality and compliance matters, we have conducted a detailed assessment of our quality system and completed hundreds of customer site visits and 18 regional meetings in the U.S. with another 200 customers. We are continuing to identify root causes and are developing remediation plans for all quality and compliance issues. Implementation is underway with some projects continuing through 2011. With customer satisfaction and retention our foremost focus, we have deferred some other product development and operating improvement initiatives pending resolution of the aforementioned issues. In addition, rather than scale operating expenses to short-term revenue trends, we are instead increasing investment in our customer-facing personnel and operations to enhance customer satisfaction and drive further improvements in product quality. We expect both of these near-term investments to positively impact future revenue growth. These investments are expected to continue through 2011. Quality is the single most important function of every employee at Beckman Coulter and we are determined to establish Beckman Coulter as a leader in product and service quality.

•

We have been integrating our 2009 acquisition of the diagnostics systems portion of Olympus Corporation’s business (“Olympus”). The Olympus acquisition was completed to extend our Clinical Diagnostics chemistry and automation product offering and enhance our geographic reach and scale. As of June 30, 2010, we have substantially completed the Olympus integration in accordance with the timetable we originally established.

•

We are working to expand our test menu, particularly in our immunoassay and molecular diagnostics products, and believe our focus on certain disease states will enable us to deliver enhanced testing capability to our customers, which are expected to ultimately improve patient health and reduce the cost of care.

•

We are building on our industry-leading ability to help customers simplify, automate and innovate their testing processes. Our expansive knowledge of customers’ laboratory processes supports our expansion of automation and work cells, growing our installed base of instruments.

•	From a geographic perspective, we are increasing resources in developing markets, including China, which we believe will improve our opportunities for long-term growth.

•

We have announced that we plan to design and build an automated, fully integrated molecular diagnostic sample to result system to enable moderately complex testing in hospital central laboratories. Product development costs for the project are anticipated to be about $35 to $45 million per year through at least 2012, excluding any test menu licensing fees.

Product Compliance and Quality Matters

As previously reported, FDA has indicated to us that it believes that certain modifications to our AccuTnI troponin test kits as used on UniCel DxI Immunoassay systems and as used on Access Immunoassay systems were made without obtaining appropriate product clearances from FDA.

Below is the status to date:

•

We initially issued a notice to our U.S. customers who use our troponin test kits on our DxI system that we are removing the AccuTnI assay from use with the DxI system as of May 31, 2010. Subsequently, FDA has classified our troponin recall as a Class II event and gave customers until August 1, 2010 to switch from running troponin on DxI systems to an alternate method. FDA has also indicated that it will allow us to continue to provide the troponin test kits to customers currently using Access instruments for troponin testing. We continue to believe that we will not be able to provide troponin test kits to U.S. customers that are not currently performing troponin testing on Access instruments until we obtain an updated 510(k) clearance.

•

We are in agreement with FDA on the required clinical trial protocol and are currently in the process of conducting the troponin clinical study. We have completed Stage One, study design, of the clinical study, which was reviewed with FDA in late May of 2010. We are now in Stage Two and are identifying potential sites that meet the requirements for patient recruitment. We anticipate completing the clinical study in time to submit two separate 510(k) submissions for our troponin test in the first half of 2011 – one for Access instruments and one for DxI instruments.

As a result of our compliance and quality system improvement initiative, we are undertaking improvements to other products, including our sensor based tests used for sodium testing on our LX and DxC chemistry systems. We anticipate filing with FDA when those product improvements are completed. We are continuing to evaluate our internal processes and procedures regarding product compliance and quality systems. We have identified corrective actions needed as part of that process, and it is possible that other products could be impacted resulting in corrective actions that might adversely affect our operating results.

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

Results of Operations

We measure our business on the basis of two reportable segments – Clinical Diagnostics and Life Science. The Clinical Diagnostics segment includes products used to evaluate and analyze bodily fluids, cells and other patient samples and represented approximately 88% of our revenues for the fiscal quarter ended June 30, 2010. The three product areas within Clinical Diagnostics are chemistry and clinical automation, cellular analysis and immunoassay and molecular diagnostics. Our Life Science segment includes systems used for disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies and analytical systems used for industrial, academic, medical and government laboratories.

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

Following is a summary of key 2010 financial and nonfinancial information:

•

Recurring revenue of $747.2 million, increased by $118.2 million, of which $89.9 million resulted from the acquired Olympus products. Excluding the Olympus products, we experienced growth in recurring revenue of 3.2% in constant currency;

•	Instrument sales of $154.8 million increased by $27.1 million from 2009, including $26.7 million of instrument sales related to Olympus products;

•	Reported operating income of $79.5 million, an increase of $3.6 million, largely as a result of growth in revenue, control of operating expenses, and lower restructuring and acquisition related costs;

•

An increase in interest expense and increased share count due to the Olympus financing, and higher income tax expense, resulted in reported net earnings per diluted share of $0.63 compared to $0.94 per share in 2009;

•	Capital expenditures of $42.5 million for property, plant and equipment and $49.0 million for customer leased instruments on operating-type leases.

Recurring revenue, which we believe is the best indicator of our business’ overall strength, grew 18.8% (17.5% in constant currency) during the second quarter of 2010 compared to 2009. All but 3.2% and 5.7% in constant currency, for the three and six months ended June 30, 2010, respectively, of the growth was from acquired Olympus products. Excluding revenue from such acquired Olympus products, the recurring revenue growth was primarily driven by continued growth in our automated immunoassay products, particularly in international markets. We expect our recurring revenue, which represented approximately 83% of our total revenue for the quarter ended June 30, 2010, to provide a predictable source of earnings and cash flow. Anticipated organic growth in the U.S. recurring revenue will be flat for the remainder of 2010 as a result of the quality matters discussed previously. We expect international organic recurring revenue growth of about 9% for the remainder of the year. Recurring revenue allows us to generate substantial operating cash flows, which we use to facilitate growth in our business by developing, marketing and launching new products through internal development and business and technology acquisitions. Our investment in customer leased instruments and our operating cash flow should continue to build more moderately now that we have completed the five-year transition to our operating-type lease model.

Operating income increased as a result of the increased recurring revenue, and the decline in restructuring and acquisition related costs in the second quarter of 2010, offset, in part, by increases in the corresponding cost of sales and operating expenses.

Non-operating (income) expense increased during the second quarter of 2010 compared to 2009. We incurred significantly higher interest expense during 2010 due to financing of the Olympus acquisition. The prior year reflects a $20.5 million hedging gain associated with forward contracts to purchase Japanese yen which effectively hedged our Olympus purchase price. Since our purchase price for the Olympus acquisition was paid in yen, we entered into forward contracts in an effort to mitigate the risk associated with changes in the value of the yen.

Our effective tax rate increased to 25.5% from 22.4% during the second quarter of 2010, due primarily to higher discrete items during the second quarter of 2009. The tax rate was also affected by a geographic mix of profits with more income in 2010 in higher-tax rate countries as a result of lower costs in 2010 related to the Olympus acquisition as compared to 2009.

Revenue

The following table compares revenue type, segment and geography for the three and six months ended June 30, 2010 and 2009 (dollar amounts in millions):

	*Three Months Ended June 30,		Reported Growth %	Constant Currency Growth % (a)
	2010	2009
Total revenue:
Recurring revenue – supplies, service and lease payments	$747.2	$629.0	18.8%	17.5%
Instrument sales	154.8	127.7	21.2%	19.8%

Total revenue	902.0	$756.7	19.2%	17.9%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	333.9	$218.7	52.6%	51.5%
Cellular Analysis	239.2	226.4	5.7%	3.9%
Immunoassay and Molecular Diagnostics	222.4	202.7	9.7%	8.6%

Total Clinical Diagnostics	795.5	647.8	22.8%	21.5%
Life Science	106.5	108.8	(2.1)%	(3.2)%

Total revenue	$902.0	$756.7	19.2%	17.9%

Revenue by geography:
United States	$414.5	$376.7	10.0%	10.0%
Europe	199.2	166.1	19.9%	22.5%
Emerging Markets (b)	80.2	62.2	28.9%	23.7%
Asia Pacific	150.1	102.9	45.9%	40.5%
Other (c)	58.1	48.7	19.2%	7.9%

Total revenue	$902.0	$756.7	19.2%	17.9%

	*Six Months Ended June 30,		Reported Growth %	Constant Currency Growth % (a)
	2010	2009
Total revenue:
Recurring revenue – supplies, service and lease payments	$1,478.5	$1,202.7	22.9%	20.5%
Instrument sales	304.6	245.5	24.1%	21.5%

Total revenue	1,783.1	$1,448.2	23.1%	20.6%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	656.8	$425.7	54.3%	51.7%
Cellular Analysis	478.3	439.9	8.7%	6.1%
Immunoassay and Molecular Diagnostics	436.2	379.6	14.9%	12.7%

Total Clinical Diagnostics	1,571.3	1,245.1	26.2%	23.7%
Life Science	211.8	203.0	4.3%	1.9%

Total revenue	$1,783.1	$1,448.2	23.1%	20.6%

Revenue by geography:
United States	$816.5	$732.8	11.4%	11.4%
Europe	404.8	310.9	30.2%	28.4%
Emerging Markets (b)	151.7	113.1	34.1%	27.7%
Asia Pacific	299.5	199.6	50.0%	43.9%
Other (c)	110.6	91.7	20.6%	8.6%

Total revenue	$1,783.1	$1,448.2	23.1%	20.6%

*	Amounts in table above may not foot or recalculate due to rounding.
(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Recurring revenue increased 18.8% (17.5% in constant currency) during the three months ended June 30, 2010 and 22.9% (20.5% in constant currency) during the six months ended June 30, 2010 in comparison to the same period in the prior year. The increase in recurring revenue was driven in large part by the acquisition of Olympus, which added all but 3.2% and 5.7% in constant currency to this growth during the three and six months ended June 30, 2010, respectively. Strong growth in Europe and Asia Pacific for the automated immunoassay products as well as continued growth in cellular analysis also contributed to the increase. Recurring revenue, which we believe is the best indicator of the overall strength of our business, represented 83% of our total revenue during the first half of the year.

Instrument sales increased by 21.2% (19.8% in constant currency) to $154.8 million during the three months ended June 30, 2010 and by 24.1% (21.5% in constant currency) to $304.6 million during the six months ended June 30, 2010. Approximately two thirds of the growth is attributable to the Olympus acquisition and the remainder is derived from increased instrument sales of our flow cytometry systems. Hospital customers continue to be cautious with their capital in the current economic environment and are more frequently choosing operating-type leases over capital purchases.

Clinical Diagnostics

Clinical Diagnostics revenue increased by 22.8% and 26.2% in the three and six months ended June 30, 2010, respectively, when compared to the same period in 2009, primarily as a result of the Olympus acquisition and organic growth in recurring revenue. In constant currency, revenue increased 21.5% and 23.7% for the three and six months ended June 30, 2010, respectively, primarily driven by a 19.1% and 22.1% constant currency improvement in recurring revenue during the three and six months ended June 30, 2010, respectively. The Olympus acquisition accounted for approximately 75% of the growth in recurring revenue during the periods. Continued growth in automated immunoassay and flow cytometry also contributed to the increase in recurring revenue. Recurring revenue growth largely reflects an expanding installed base, particularly in Asia Pacific and other emerging markets, and increased test kit utilization.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from chemistry and clinical automation increased by 52.6% (51.5% in constant currency) and 54.3% (51.7% in constant currency) for the three and six months ended June 30, 2010 versus the same periods in 2009. The Olympus acquisition represented nearly all of the growth of this product area.

Cellular Analysis

Revenue from cellular analysis increased 5.7% (3.9% in constant currency) and 8.7% (6.1% in constant currency) for the three and six months ended June 30, 2010 as compared to the same periods in 2009. The growth was driven by strong instrument sales in flow cytometry and hemostasis.

Immunoassay and Molecular Diagnostics

Revenue in immunoassay and molecular diagnostics increased by 9.7% (8.6% in constant currency) and 14.9% (12.7% in constant currency) for the three and six months ended June 30, 2010 when compared to the same periods in the prior year. The growth was primarily from a 8.9% and 14.4% increase in automated immunoassay recurring revenue and solid growth in molecular diagnostics products plus a modest contribution from our Cogenics acquisition in the three and six month periods ended June 30, 2010, respectively.

Life Science

Revenue from our Life Science products decreased by 2.1% (3.2% in constant currency) and increased by 4.3% (1.9% in constant currency) for the three and six months ended June 30, 2010 as compared to the prior year periods. Instrument sales were weak in Europe for the three months ended June 30, 2010 following a solid first quarter. Customers continue to be cautious with their capital in the current economic environment including consolidation within the pharmaceutical industry.

Revenue by Major Geography

Overall, revenue in the U.S. was up 10.0% and 11.4% for the three and six months ended June 30, 2010 compared to the same periods in 2009. This higher revenue was driven almost exclusively by the Olympus acquisition. Revenues excluding Olympus reflect continuing softness, with only 0.8% and 3.6% of growth in recurring revenue in the U.S. for the three and six months ended June 30, 2010, respectively. Recurring revenue growth was constrained in the U.S. by the limitations on expanding our customer base running our troponin test and by the focus of our sales force on compliance and quality issues. The current economic environment has also contributed to the lower growth in revenue in the U.S. Utilization of American healthcare has decreased as a result of the recession and higher deductibles, at a rate that was greater than expected.

Revenue in Europe increased by 19.9% (22.5% in constant currency) and 30.2% (28.4% in constant currency) for the three and six months ended June 30, 2010 versus the same periods in 2009. This increase was due to the Olympus acquisition and to solid growth in immunoassay and molecular diagnostics.

Revenue from Emerging Markets increased by 28.9% (23.7% in constant currency) and 34.1% (27.7% in constant currency) for the three and six months ended June 30, 2010 versus the same periods in 2009, primarily from the Olympus acquisition and automated immunoassay recurring revenue growth.

Sales in Asia Pacific increased by 45.9% (40.5% in constant currency) and 50.0% (43.9% in constant currency) for the three and six months ended June 30, 2010 versus the same periods in 2009. The increase was partially due to the Olympus acquisition and an increase in recurring revenue from our immunoassay and molecular diagnostics and flow cytometry product areas. China led robust growth in Asia, up more than 35% exclusive of Olympus product revenue.

Cost of Sales

	Three Months Ended			Six Months Ended
	June 30, 2010	June 30, 2009	Percent Change	June 30, 2010	June 30, 2009	Percent Change
(in millions)
Cost of recurring revenue	$365.1	$285.0	28.1%	$719.6	$553.3	30.1%
As a percentage of recurring revenue	48.8%	45.3%	3.5%	48.6%	46.0%	2.6%

Cost of instrument sales	$139.8	$114.8	21.8%	$261.4	$218.9	19.4%
As a percentage of instrument sales	90.3%	89.9%	0.4%	85.8%	89.2%	(3.4)%

Total cost of sales	$504.9	$399.8	26.3%	$981.0	$772.2	27.0%
As a percentage of total revenue	55.9%	52.8%	3.1%	55.0%	53.3%	1.7%

Cost of sales increased 26.3% and 27.0% during the three and six months ended June 30, 2010, respectively as compared to the corresponding prior year periods which is partially related to the overall revenue increase of 19.2% and 23.1% in the same periods. The remaining increase in cost of sales is due to product mix with more sales of lower margin products and currency changes which negatively impacted revenue more than costs.

Operating Expenses

Selling, General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2010	June 30, 2009	Percent Change	June 30, 2010	June 30, 2009	Percent Change
(in millions)
Selling, general and administrative	$ 226.8	$ 191.2	18.6%	$ 449.7	$ 377.1	19.3%
As a percentage of total revenue	25.1%	25.3%	(0.2)%	25.2%	26.0%	(0.8)%

Selling, general and administrative (“SG&A”) expense for the three and six months ended June 30, 2010 increased by $35.6 million and $72.6 million, respectively, primarily due to additional expenses associated with the Olympus business and increased spending on selling and marketing activities to support our revenue growth and compliance and quality issues.

Research and Development

	Three Months Ended			Six Months Ended
	June 30, 2010	June 30, 2009	Percent Change	June 30, 2010	June 30, 2009	Percent Change
(in millions)
Research and development	$ 63.9	$ 60.7	5.3%	$ 134.0	$ 120.6	11.1%
As a percentage of total revenue	7.1%	8.0%	(0.9)%	7.5%	8.3%	(0.8)%

The increase in research and development (“R&D”) of $3.2 million and $13.4 million for the three and six months ended June 30, 2010, respectively, was primarily due to additional investments associated with the Olympus business as well as additional product development investments in our molecular diagnostics program, DxN.

	Three Months Ended			Six Months Ended
	June 30, 2010	June 30, 2009	Percent Change	June 30, 2010	June 30, 2009	Percent Change
(in millions)
Amortization of intangibles	$13.9	$7.5	85.3%	$27.8	$14.8	87.8%
Restructuring and acquisition related costs	$13.0	$21.6	(39.8)%	$31.2	$48.0	(35.0)%

Amortization of intangibles

Amortization of intangibles increased by $6.4 million and $13.0 million during the three and six months ended June 30, 2010, respectively, due primarily to the acquired intangibles from the Olympus business. Amortization of intangible assets is related primarily to acquired technology and customer and dealer relationships.

Restructuring and Acquisition Related Costs

Restructuring and acquisition related costs decreased by $8.6 million and $16.8 million during the three and six months ended June 30, 2010, respectively, when compared to the prior year periods due primarily to lower costs for restructuring initiatives that are nearing completion. During the prior year, we experienced high restructuring costs primarily due to the closure and relocation of certain manufacturing and distribution sites along with activities related to our plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. The restructuring costs related to the closure and relocation of these sites includes severance, relocation, and other exit costs. The majority of the restructuring and acquisition related costs incurred during the first three and six months of 2010 relate to costs to integrate the Olympus acquisition and consolidation of operations to other existing facilities.

Operating Income

Management evaluates business segment performance based on revenue and operating income exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the three and six months ended June 30, 2010 and 2009 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income:
Clinical Diagnostics	$165.6	$123.6	$309.4	$217.6
Life Science	14.5	19.7	32.2	29.0

Total segment operating income	180.1	143.3	341.6	246.6

Unallocated corporate overhead and other costs	(76.1)	(45.8)	(134.0)	(83.1)
Restructuring and acquisition related costs	(13.0)	(21.6)	(31.2)	(48.0)
Fair market value inventory amortization adjustment for Clinical Diagnostics	(5.9)	—	(5.9)	—
Olympus intangibles asset amortization related to Clinical Diagnostics	(5.6)	—	(11.1)	—

Total operating income	79.5	75.9	159.4	115.5

Non-operating expense (income):
Interest income	(1.3)	(1.3)	(2.6)	(2.6)
Interest expense	24.6	17.5	48.7	28.4
Other	(3.7)	(18.7)	(4.0)	(6.9)

Total non-operating (income) expense	19.6	(2.5)	42.1	18.9

Earnings before income taxes	$59.9	$78.4	$117.3	$96.6

*	Amounts may not foot due to rounding

The increase in operating income generated from the Clinical Diagnostics segment is primarily due to higher revenue derived from the Olympus acquisition coupled with the impact of recurring revenue growth.

The decrease in operating income for our Life Science segment during the three months ended June 30, 2010 and slight increase in operating income for the six months ended June 30, 2010 was primarily due to a decrease in life science revenues as a result of weak demand for the industry.

Non-Operating (Income) Expense

	Three Months Ended			Six Months Ended
	June 30, 2010	June 30, 2009	Percent Change	June 30, 2010	June 30, 2009	Percent Change
(in millions)
Interest income	$(1.3)	$(1.3)	0.0%	$(2.6)	$(2.6)	0.0%
Interest expense	$24.6	$17.5	40.6%	$48.7	$28.4	71.5%
Other non-operating income	$(3.7)	$(18.7)	(80.2)%	$(4.0)	$(6.9)	(42.0)%

Interest expense increased by $7.1 million and $20.3 million during the three and six months ended June 30, 2010, respectively primarily due to additional interest expense of $4.5 million and $12.7 during the three and six months ended June 30, 2010, respectively, resulting from our issuance of $500 million of debt in May 2009 to finance the Olympus acquisition as well as higher interest expense on our income tax liabilities.

Other non-operating income decreased by $15.0 million and $2.9 million during the three and six months ended June 30, 2010, respectively, over the same periods in the prior year. This decrease was primarily related to a $8.7 million hedging gain in the first six months of 2009 associated with forward contracts to purchase Japanese yen to mitigate the risk associated with changes in the value of the yen since our purchase price for the Olympus acquisition was paid in yen.

Income Tax

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the three months ended June 30, 2010 and June 30, 2009 was 25.5% and 22.4%, respectively. For the six months ended June 30, 2010 and June 30, 2009, the effective tax rate was 29.0% and 15.7%, respectively. The effective tax rate for the current quarter was not impacted by any favorable discrete items, resulting in a higher tax rate compared to 2009. The increase in the tax rate for the six months ended June 30, 2010 in comparison to the same prior year period is attributable to the decrease in favorable discrete tax items. 2009 had significant favorable discrete items and 2010 had unfavorable discrete items, primarily attributable to the Medicare drug subsidy deferred tax write off.

Our effective tax rate for the full year 2010 could be impacted by a number of factors such as new tax laws, interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our use of tax credits and our geographic profit mix. We expect our effective tax rate for the year to be approximately 27% compared to 20.2% for 2009. The increase in tax rate is primarily attributable to (i) a write off in 2010 of an $8.0 million deferred tax asset as a result of the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 which eliminated the Federal income tax deduction for a portion of prescription drug benefits which are offset by a subsidy under Medicare Part D and (ii) a shift in geographic mix, with more income in 2010 in higher-tax rate countries as a result of lower costs in 2010 related to the Olympus acquisition as compared to 2009. The tax rate for 2009 was also more favorably impacted by more favorable discrete items than in 2010. The estimated effective tax rate for 2010 does not consider R&E tax credits in the United States as the credit provisions expired at the end of 2009. As of June 30, 2010 the credit has not been extended by the U.S. Congress. Should Congress extend the R&E credit, as well as other expired tax provisions, for the tax year 2010, we expect our effective tax rate would be reduced by approximately two percentage points.

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

A reconciliation of operating income and operating margin (operating income as a percentage of revenues), the GAAP measures most directly comparable to adjusted operating income and adjusted operating margin, are provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(in millions)

GAAP operating income	$79.5	$75.9	$159.4	$115.5
Reconciling items:
Restructuring and acquisition related costs	13.0	21.6	31.2	48.0
Olympus intangible asset amortization	5.6	—	11.1	—
Fair market value inventory adjustment (a)	5.9	—	5.9	—

Adjusted operating income	$104.0	$97.5	$207.6	$163.5

GAAP operating margin	8.8%	10.0%	8.9%	8.0%
Impact of adjustments	2.7%	2.9%	2.7%	3.3%

Adjusted operating margin	11.5%	12.9%	11.6%	11.3%

(a) We recorded a charge to cost of sales of $5.9 million during the quarter ended June 30, 2010, related to the fair value of acquired inventory in connection with the Olympus acquisition, as the acquired inventory was sold.

Adjusted operating margin decreased by 1.4% for the three months ended June 30, 2010 and slightly increased for the six months ended June 30, 2010 by 0.3% as compared to the same periods in the prior year, primarily as a result of changes in product mix.

Adjusted diluted earnings and earnings per share excludes the impact of charges to operating expense as described above. Reconciliations of net earnings per share, the GAAP measure most directly comparable to adjusted earnings per share, are provided below.

		Three Months Ended June 30,
	2010		2009
	Amount	Per Diluted Share	Amount	Per Diluted Share
(in millions, except amounts per share)

GAAP net earnings	$44.6	$0.63	$60.8	$0.94
Reconciling items:
Restructuring and acquisition related costs	13.0	0.17	21.6	0.35
Olympus intangible asset amortization	5.6	0.08	—	—
Fair market value inventory adjustment	5.9	0.08	—	—
Forward contract gain – acquisition	—	—	(20.5)	(0.33)
Interest expense on debt offering	—	—	3.2	0.05

Adjustment for income taxes	(9.0)	(0.12)	(1.2)	(0.02)

Adjusted net earnings	$60.1	$0.84	$63.9	$0.99

		Six Months Ended June 30,
	2010		2009
	Amount	Per Diluted Share	Amount	Per Diluted Share
(in millions, except amounts per share)

GAAP net earnings	$83.3	$1.17	$81.4	$1.26
Reconciling items:
Restructuring and acquisition related costs	31.2	0.44	48.0	0.75
Olympus intangible asset amortization	11.1	0.16	—	—
Fair market value inventory adjustment	5.9	0.08	—	—
Forward contract gain – acquisition	—	—	(8.7)	(0.13)
Interest expense on debt offering	—	—	3.2	0.05

Adjustment for income taxes	(17.6)	(0.25)	(14.5)	(0.23)

Deferred tax asset write-off	8.0	0.11	—	—

Adjusted net earnings	$121.9	$1.71	$109.4	$1.70

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

A reconciliation of net earnings, the GAAP measure most directly comparable to adjusted EBITDA, is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP net earnings	$44.6	$60.8	$83.3	$81.4
Income taxes	15.3	17.6	34.0	15.2
Interest expense	24.6	17.5	48.7	28.4
Depreciation and amortization	90.8	71.3	179.9	138.8

EBITDA	175.3	167.2	345.9	263.8

Reconciling items:

Restructuring and acquisition related costs	13.0	21.6	31.2	48.0
Fair market value inventory adjustment	5.9	—	5.9	—
Forward contract gain – acquisition	—	(20.5)	—	(8.7)

Adjusted EBITDA	$194.2	$168.3	$383.0	$303.1

The increase in Adjusted EBITDA of $25.9 million and $79.9 million for the three and six months ended June 30, 2010 in comparison to the same periods in 2009, was primarily due to an increase in depreciation and amortization as a result of completing our five year leasing transition to operating-type leases, additional amortization related to the Olympus acquisition, and additional interest expense incurred as a result of debt issued to finance the Olympus acquisition.

Adjusted tax rate excludes the incremental tax effect of income and expense items excluded from adjusted net earnings, as described above. A reconciliation of the tax rate, the GAAP measure most directly comparable to adjusted tax rate, is provided below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP tax rate	25.5%	22.4%	29.0%	15.7%
Reconciling items:
Restructuring and acquisition related costs	1.8%	1.8%	2.7%	6.5%
Olympus intangible asset amortization	0.7%	—	0.9%	—
Fair market value inventory adjustment	0.8%	—	0.5%	—
Forward contract gain – acquisition	—	(1.8)%	—	(1.3)%
Interest expense on debt offering	—	0.3%	—	0.5%
Deferred tax asset write-off	—	—	(6.8)%	—

Adjusted tax rate	28.8%	22.7%	26.3%	21.4%

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

	Six Months Ended June 30,
	2010	2009
Net cash provided by operating activities	$266.5	$225.5
Additions to property, plant and equipment	(76.9)	(66.0)
Additions to customer leased instruments	(85.8)	(72.7)

Free cash flow	$103.8	$86.8

Net cash provided by operating activities for the six months ended June 30, 2010 and 2009 includes pension contributions of $20.0 million and $24.0 million, respectively. The improvement in free cash flow for the six months ended June 30, 2010 in comparison to the same period in 2009 is primarily due to the completion of our five year leasing transition to operating-type leases.

Return on invested capital for the trailing 12 month periods ended June 30, 2010 and 2009 was 10.8% and 9.9%, respectively, and is defined as the percentage resulting from calculating the quotient of (x) the trailing 12 months earnings before income taxes, interest expense, and non-GAAP reconciling items, but after estimated taxes, divided by (y) average invested capital, calculated as the average of invested capital for the current period and the 12 months prior period using a 2 point average. Invested capital is calculated as total assets less cash, investments, and current liabilities.

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

Our business model, in particular recurring revenue comprised of consumable supplies (including reagent test kits), service, and OTL payments, allows us to generate substantial operating cash flows. We continue to invest a substantial portion of this cash flow in instruments leased to customers. We expect operating cash flows to increase as our revenue and depreciation from new OTLs increase year over year. We anticipate our operating cash flows together with the funds available through our credit facilities will continue to satisfy our working capital requirements. During the next twelve months, we anticipate using our operating cash flows or other sources of liquidity to:

•

Facilitate growth in the business by developing, marketing and launching new products. We expect new product offerings to come from new technologies gained through licensing arrangements, existing R&D projects, and business acquisitions,

•

Maintain or raise our quarterly dividend. In July 2010, our Board of Directors declared a quarterly cash dividend of $0.18 per share, payable on August 20, 2010 to stockholders of record on August 6, 2010.

•	Pay costs associated with our supply chain and restructuring initiatives,

•	Complete our Orange County consolidation project,

•	Make pension and postretirement plan contributions,

•	Repurchase our common shares and

•	Repurchase our notes.

We purchased U.S. Treasury and other debt securities, included as available for sale investments during 2010 in order to earn a return on our excess cash.

We expect payments associated with the environmental clean up of our Fullerton facility to become more significant in 2011 and beyond. Our Fullerton facility is currently listed for sale; however, we are unable to predict when we may receive any proceeds from a potential sale.

In November 2001, we issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011. We expect to retire these Notes with available cash in 2011.

The following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Six Months Ended June 30,
	2010	2009
Cash provided by (used in):
Operating activities	$266.5	$225.5
Investing activities	(284.0)	(157.5)
Financing activities	13.5	476.7
Effect of exchange rates on cash and cash equivalents	(16.3)	0.8

Change in cash and cash equivalents	$(20.3)	$545.5

Cash provided by operating activities for the first six months of 2010 increased by $41.0 million primarily due to an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items offset by a decrease in cash required to fund changes in net operating assets and liabilities. Investing activities used cash of $284.0 million in the first six months of 2010, compared to $157.5 million in the same period in 2009, an increase of $126.5 million. The increase in investing activities is attributable primarily to a net purchase of investments of $96.7 million and an additional $22.0 million paid to Olympus for additional purchase price.

Cash flows provided by financing activities decreased by $463.2 million compared to the same period in the prior year due primarily to the debt offering completed in May 2009 to finance a portion of the Olympus acquisition.

Financing Arrangements

At June 30, 2010 approximately $208.8 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available, excluding the accounts receivable securitization program described below.

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold an ownership interest in the underlying receivables to multi-seller conduits administered by a third party bank. The sale of receivables under the program is accounted for as a secured borrowing. The cost of funds under this program varies based on changes in interest rates. The term of the agreement extends to October 27, 2010 and the maximum borrowing amount is $125.0 million. We did not have any amounts drawn on the facility as of June 30, 2010.

In May 2009, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) and extended the maturity date of the Credit Facility to May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of June 30, 2010 was 2.50%. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of June 30, 2010 was a S&P rating of BBB. At June 30, 2010, no amounts were outstanding under the Credit Facility.

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

We have significant foreign currency exposures related to the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of June 30, 2010 and December 31, 2009, the notional amounts of all derivative foreign exchange contracts were $466.0 million and $546.3 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of June 30, 2010 and December 31, 2009 resulted in the recognition of net assets of $21.0 million and $1.9 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at June 30, 2010. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $17.6 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $16.3 million in these instruments. Losses and gains on the underlying hedged transactions would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at June 30, 2010 were not materially different than those at December 31, 2009.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to have no impact to our pre-tax earnings based on the amount of variable rate debt outstanding at June 30, 2010.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 5, “Derivatives” and Note 6, “Fair Value Measurements” of the Notes to Condensed Consolidated Financial Statements included in Part I “Financial Information,” Item 1 “Financial Statements” of this filing.

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

We face significant competition from many domestic and international manufacturers, with many of these companies participating in one or more parts of each of our markets. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. We also compete with several companies that offer reagents, supplies and service for laboratory instruments that are manufactured by us or others. Our sales and results of operations may be adversely affected by loss of market share through aggressive competition, our customers’ perception on the comparative quality of our competitor’s products, the rate at which new products are introduced by us and our competitors and the extent to which new products displace existing technologies and competitive pricing especially in areas where currency has an effect.

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

Our products and operations are subject to a number of federal, state, local and foreign laws and regulations. A determination that our products or operations are not in compliance with these laws and regulations could subject us to civil and criminal penalties, prevent us from manufacturing or selling certain of our products and cause us to incur substantial costs in order to be in compliance. To varying degrees, compliance with these laws and regulations may:

•	Take a significant amount of time

•	Require the expenditure of substantial resources

•	Involve extensive clinical and pre-clinical testing

•	Involve modifications, repairs or replacements of our products

•	Result in limitations on the proposed uses of our products

•	Limit our abilities to manufacture, introduce or sell our products

Our compliance costs include addressing our ongoing responsibilities under FDA regulations that apply to our products both before and after they are approved for distribution. Any material delays in obtaining clearance for distribution of our new products could have a material adverse effect on our results of operations. Furthermore, even after obtaining the clearance for distribution, if FDA were to conclude that any of our products are ineffective or pose an unreasonable health risk, or that we are not in compliance with applicable regulations, FDA could:

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

FDA has indicated to us that it believes that certain modifications to our AccuTnI troponin test kits as used on UniCel DxI Immunoassay instruments and as used on Access Immunoassay instruments were made without obtaining appropriate product clearances from FDA. On April 12, 2010, we announced that we had issued a notice to our U.S. customers who use our troponin test kits on our DxI instrument that we are removing the AccuTnI assay from use with the DxI system as of May 31, 2010. On April 28, 2010, we announced that FDA classified our troponin recall as a Class II event and agreed to give customers an extension to August 1, 2010 to switch from running troponin on DxI systems to an alternate method. On June 1, 2010, we announced that FDA had informed us that they intend to allow us to continue to provide the troponin test kits to customers currently using Access instruments for troponin testing. For U.S. labs that are not currently using Access instruments to perform troponin testing. We will not provide troponin test kits to U.S. customers that are not currently performing troponin testing on Access instruments until we obtain updated 510(k) clearance.

We are in agreement with FDA on the required clinical trial protocol and are currently in the process of conducting the troponin clinical study. We have completed Stage One, study design, of the clinical study, which was reviewed with FDA in late May of 2010. We are now in Stage Two and are identifying potential sites that meet the requirements for patient recruitment. We anticipate completing the clinical study in time to submit two separate 510(k) submissions for our troponin test in the first half of 2011 – one for Access instruments and one for DxI instruments. We are continuing to work to resolve these matters with FDA but can provide no assurances regarding when 510(k) clearance will be obtained. The process for new 510(k) clearances for our products could be lengthy and costly and may require the withdrawal of product from the market until such clearances are obtained as well as the imposition of recalls or the initiation of enforcement actions against us by FDA, including warning letters, fines, seizures, consent orders or injunctions. The loss of revenue from our products that are the subject of FDA inquiries could be more than we estimate and our foreign sales could also be adversely affected. These issues could cause us to lose customers and there could be unanticipated costs associated with these matters or other discussions with FDA.

Given the issues pertaining to our troponin test kits as well as our recent recalls relating to sodium testing on our DxC chemistry systems, we are currently evaluating our internal processes and procedures regarding our product, quality and regulatory systems. It is possible that more of our products could be affected and the actions with respect to those products could adversely affect our business and operating results. Our internal review of our products could reveal failures in our processes and systems which could be significant.

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

Recent and future healthcare reform changes may have a material adverse effect on our operating results.

Changes to existing laws or regulations, including the effect of potential health care reforms, also could limit our ability to manufacture or sell our products, reduce funding for government and academic research and cause us to incur substantial compliance costs and increase our tax liabilities.

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

Our ability to continue to grow depends on our success in continuing to market and improve the quality of our existing products and develop new products that meet customer needs and expectations. Improving existing products and developing new products requires us to successfully integrate hardware, software and chemistry components. Consequently, the expected introductions of new products may be impacted by factors such as complexity and uncertainty in the development of new high-technology products and availability of qualified hardware and software engineers and other key personnel. Furthermore, any improvement in the perception of the quality of our competitors’ products relative to the quality of our product could adversely and materially affect our ability to grow. The viability of supply partners also may impact new product introductions for products we distribute. In addition, our ability to introduce new products and to continue marketing existing products may be affected by patents and other intellectual property rights of others, our ability to protect our intellectual property from others, the acquisition and integration of other companies and intellectual property and our ability to obtain regulatory approvals, including delays in obtaining any government marketing authorizations necessary to market the products, particularly with respect to Clinical Diagnostics products. Factors affecting the introduction of molecular diagnostic products include the inability to develop clinical diagnostic tests based on new technologies, a determination that the tests do not provide sufficient precision and accuracy, identification of additional necessary intellectual property rights, failure to establish the clinical utility of these tests during clinical studies and delays resulting from the timing and scope of regulatory agency reviews.

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

Another development affecting the health care industry is the increased use of the federal civil False Claims Act and, in particular, actions brought pursuant to the False Claims Act’s “whistleblower” or “qui tam” provisions. The False Claims Act imposes liability on any person or entity that, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal health care program. The qui tam provisions of the False Claims Act allow a private individual to bring actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claim laws analogous to the False Claims Act. Our future activities relating to the sale and marketing of our products may be subject to scrutiny under these laws. We are unable to predict whether we would be subject to actions under the False Claims Act or a similar state law, or the impact of such actions. However, the costs of defending any such claims, as well as any sanctions imposed, could significantly adversely affect our results of operations.

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

Reductions in government funding and reimbursement to our customers could negatively impact our sales and results of operations.

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

We are subject to various income tax, customs and other rules and regulations throughout the world.

By conducting business in the United States and many other countries, we must continually interpret, and then comply with, the income tax rules and regulations in these countries. Any failure to comply with, or to interpret correctly, such applicable rules and regulations could subject us to civil or criminal liabilities. In particular different interpretations of income tax rules and regulations as applied to our facts by us and applicable tax authorities throughout the world could result, either historically or prospectively, in adverse impacts to our worldwide effective income tax rates and income tax liabilities. Other factors that could impact our worldwide effective tax rates and income tax liabilities are:

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

The results of Olympus operations are subject to many of the same risks that affect our financial condition and results of operations and, more specifically, those of our Clinical Diagnostics business. Any discovery of adverse information concerning Olympus after the closing of the acquisition could be material and, in many cases, we would have limited rights of recovery. The indemnification provided in the master purchase agreement may be insufficient to protect or compensate us for all losses resulting from the acquisition or Olympus’ prior operations. For example, under the terms of the master purchase agreement, indemnification is limited to certain subject matters and the maximum aggregate amount of such losses for which Olympus Corporation will indemnify us is, subject to certain exceptions, limited to 12.5% of the purchase price of Olympus. A material loss associated with the Olympus acquisition for which there is not adequate indemnification or product quality issues, could negatively affect our results of operations, financial condition and industry reputation and reduce the anticipated benefits of the acquisition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

No repurchases were made pursuant to our share repurchase program during the three months ended June 30, 2010.

Item 5.	Exhibits

A list of exhibits filed with this Form 10-Q is set forth in the Exhibit Index and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: August 5, 2010	By	/s/ Scott Garrett
Scott Garrett
Chairman of the Board, President and Chief Executive Officer

Date: August 5, 2010	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President & Chief Financial Officer

Date: August 5, 2010	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Beckman Coulter, Inc. Sixth Restated Certificate of Incorporation dated May 2, 2005 (incorporated by reference to Exhibit 3.1 to Beckman Coulter, Inc.’s Quarterly Report on Form 10-Q filed on August 9, 2005)

3.1	Beckman Coulter, Inc. Amended and Restated Bylaws adopted December 4, 2008 (incorporated by reference to Exhibit 3.1 to Beckman Coulter, Inc.’s Form 8-K filed on December 10, 2008)

4	Beckman Coulter, Inc. Savings Plan (incorporated by reference to Exhibit 4 to Beckman Coulter, Inc.’s Form S-8 filed on May 11, 2010)

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated August 5, 2010

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

101	The following financial statements are from Beckman Coulter, Inc.’s Report on Form 10-Q for the Quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.