Form 10-Q
period 2010-09-30
BECKMAN COULTER INC
filed 2010-11-04
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of outstanding shares of the registrant’s common stock as of October 20, 2010 was 69,248,152 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

(in millions, except amounts per share)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$284.6	$288.8
Trade and other receivables, net	767.7	827.9
Inventories	639.0	596.8
Deferred income taxes	67.0	79.0
Prepaids and other current assets	139.6	77.4

Total current assets	1,897.9	1,869.9
Property, plant and equipment, net	630.5	621.9
Customer leased instruments, net	506.1	523.0
Investments available-for-sale, at fair value	95.6	-
Goodwill	1,048.8	1,041.9
Other intangible assets, net	527.5	561.8
Other assets	58.4	58.6

Total assets	$4,764.8	$4,677.1

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$256.8	$235.7
Accrued expenses	518.6	540.1
Income taxes payable	15.6	5.6
Short-term borrowings	1.5	1.8
Current maturities of long-term debt	5.8	24.1

Total current liabilities	798.3	807.3
Long-term debt, less current maturities	1,330.6	1,305.9
Deferred income taxes	45.0	50.1
Other liabilities	533.0	552.6

Total liabilities	2,706.9	2,715.9

Commitments and contingencies (see Note 14)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 73.9 and 73.8 at September 30, 2010 and December 31, 2009, respectively, shares outstanding 69.2 and 69.6 at September 30, 2010 and December 31, 2009, respectively	7.4	7.4
Additional paid-in capital	896.0	886.8
Retained earnings	1,595.0	1,482.7
Accumulated other comprehensive loss	(160.1)	(176.8)
Treasury stock, at cost: 4.3 and 3.8 common shares at September 30, 2010 and December 31, 2009, respectively	(280.4)	(238.9)
Common stock held in grantor trust, at cost: 0.4 common shares at September 30, 2010 and December 31, 2009	(23.0)	(21.3)
Grantor trust liability	23.0	21.3

Total stockholders’ equity	2,057.9	1,961.2

Total liabilities and stockholders’ equity	$4,764.8	$4,677.1

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

(in millions, except amounts per share)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Recurring revenue – supplies, service and lease payments	$723.0	$676.1	$2,201.5	$1,878.8
Instrument sales	170.8	146.7	475.4	392.2

Total revenue	893.8	822.8	2,676.9	2,271.0

Cost of recurring revenue	347.6	324.9	1,067.2	878.2
Cost of instrument sales	140.3	120.0	401.7	338.9

Total cost of sales	487.9	444.9	1,468.9	1,217.1

Operating costs and expenses
Selling, general and administrative	211.7	211.3	661.4	588.4
Research and development	66.2	71.7	200.2	192.3
Amortization of intangible assets	13.8	11.3	41.6	26.1
Restructuring and acquisition related costs	-	79.2	31.2	127.2

Total operating costs and expenses	291.7	373.5	934.4	934.0

Operating income	114.2	4.4	273.6	119.9

Non-operating expense (income)
Interest income	(1.4)	(1.4)	(4.0)	(4.0)
Interest expense	25.2	24.3	73.9	52.7
Other, net	0.4	(18.0)	(3.6)	(24.9)

Total non-operating expense	24.2	4.9	66.3	23.8

Earnings (loss) before income taxes	90.0	(0.5)	207.3	96.1
Income tax provision (benefit)	23.0	(2.0)	57.0	13.2

Net earnings	$67.0	$1.5	$150.3	$82.9

Basic earnings per share	$0.96	$0.02	$2.14	$1.27

Diluted earnings per share	$0.95	$0.02	$2.12	$1.26

Weighted average number of shares outstanding
Basic	69.805	67.946	70.240	65.127
Diluted	70.301	69.372	71.012	66.033

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net earnings	$150.3	$82.9
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and amortization	271.6	219.4
Provision for doubtful accounts receivable	6.1	2.4
Share-based compensation expense	19.8	27.2
U.S. pension trust contributions	(20.0)	(24.0)
Gain on sale of business	(2.4)	-
Loss from debt extinguishment	0.7	-
Accreted interest on convertible debt	11.3	10.7
Amortization of pension and postretirement costs	14.5	11.8
Provision (benefit) for deferred taxes	4.8	(11.1)
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	53.7	35.1
Prepaids and other current assets	(29.3)	(19.8)
Inventories	(48.6)	(58.1)
Accounts payable and accrued expenses	25.9	97.6
Income taxes payable	19.6	9.8
Long-term lease receivables	5.0	11.4
Other	(6.5)	6.9

Net cash provided by operating activities	476.5	402.2

Cash flows from investing activities
Additions to property, plant and equipment	(102.7)	(106.2)
Additions to customer leased instruments	(131.1)	(114.6)
Purchases of investments	(145.8)	-
Proceeds from sales of investments	15.5	-
Proceeds from sale of business	3.0	-
Payments for business acquisitions and technology licenses, net of cash acquired	(26.8)	(807.3)

Net cash used in investing activities	(387.9)	(1,028.1)

Cash flows from financing activities
Dividends to stockholders	(38.0)	(33.4)
Proceeds from issuance of common stock	46.9	307.4
Repurchase of common stock as treasury stock	(92.9)	-
Repurchases of common stock held in grantor trust	(1.6)	(1.7)
Excess tax benefits from share-based payment transactions	3.3	5.4
Net borrowings (payments) on lines of credit	(4.2)	0.1
Proceeds from issuance of long term debt, net	22.4	497.8
Debt repayments	(28.0)	-
Debt issuance costs	-	(10.3)

Net cash (used in) provided by financing activities	(92.1)	765.3

Effect of exchange rates on cash and cash equivalents	(0.7)	2.9

Change in cash and cash equivalents	(4.2)	142.3
Cash and cash equivalents-beginning of period	288.8	120.0

Cash and cash equivalents-end of period	$284.6	$262.3

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

Revenue, expenses, assets and liabilities can vary between the quarters and our results of operations for the three and nine months ended September 30, 2010 do not necessarily indicate our operating results to be expected for the full year or any future period.

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

The effective tax rate for the three and nine months ended September 30, 2010 was 25.6% and 27.5%, respectively. The effective tax rate for the three months ended September 30, 2010 was impacted by certain discrete events which increased tax expense by $3.2 million. These discrete items relate primarily to reconciliations of amounts to prior year tax returns. Discrete events occurring in the nine months ended September 30, 2010 increased tax expense by a net $6.8 million. These discrete items included $5.4 million in reductions to tax expense, related to various adjustments to prior year tax credits, the effects of statutes of limitation expiring in various countries, and a settlement of an international tax audit. These were offset by discrete events which increased tax expense by $12.2 million, of which $4.2 million relates to reconciliations of amounts to prior year tax returns and $8.0 million relates to a reduction in a deferred tax asset related to Medicare drug subsidies resulting from tax law changes enacted in the United States in the three months ended March 31, 2010 as part of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010.

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

The total amount of unrecognized tax benefits as of September 30, 2010 was $32.4 million, which if recognized, would affect our effective tax rate in future periods.

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and effective tax rate in the period of resolution. It is reasonably possible that our liability for uncertain tax positions could be reduced by as much as $6.6 million over the next 12 months as a result of the settlement of tax positions with various tax authorities. Tax years 2006 through 2008 are currently subject to a U.S. federal income tax examination by the Internal Revenue Service (“IRS”).

New Accounting Standards Not Yet Adopted

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. This guidance provides criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We will adopt this guidance beginning January 1, 2011 and do not expect a material impact on our consolidated financial position, results of operations or cash flows due to the adoption of this guidance.

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

The vast majority of our revenue is generated from sales of consumable supplies, services, and OTL revenue. When a customer enters into an OTL agreement, instrument lease revenue is recognized on a straight-line basis over the life of the lease. Under a sales type lease (“STL”) agreement, the instrument sales revenue and related cost is generally recognized at the time of customer shipment based on the present value of the minimum lease payments with interest income recognized over the life of the lease using the interest method. Supplies and test kit revenue is generally recognized at the time of delivery or usage. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement. If the service provided is outside of the contract, service revenue is recognized as the service is performed.

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

Note 2.  Acquisitions

Olympus Diagnostics Systems Business

On August 3, 2009, we completed the acquisition of the laboratory-based diagnostics systems business of Olympus Corporation (referred to as Olympus) through a cash payment of approximately 76 billion Japanese yen (approximately U.S. $800 million based on currency exchange rates as of August 3, 2009). Based on the final closing net assets, an additional $22.0 million was paid to Olympus in May 2010 for additional purchase price which resulted in a corresponding increase in goodwill during the nine months ended September 30, 2010.

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

Total Restructuring Charges

We recorded restructuring charges of $14.6 million in the nine months ended September 30, 2010 and $53.7 million and $80.0 million in the three and nine months ended September 30, 2009, respectively. These charges related to severance, relocation, asset impairment and other exit costs were included within the restructuring and acquisition related costs line of our Condensed Consolidated Statement of Earnings. These activities were substantially completed by June 30, 2010. From January 2007 through the second quarter of 2010, we incurred a total of $142.0 million of net restructuring charges of which $51.8 million relates to severance costs.

Following is a detailed description of charges included in restructuring activities:

Supply Chain Initiatives

During the first quarter of 2009, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites. Additionally, during 2008, we announced our intent to vacate our Fullerton, California facility and consolidate those operations to other existing facilities (“Orange County consolidation project”). As part of these relocations, during the nine months ended September 30, 2010 we incurred severance and other relocation charges of $8.5 million and during the three and nine months ended September 30, 2009, we incurred severance and other relocation charges of $8.0 million and $32.7 million, respectively.

Clinical Diagnostics Business

In connection with the Olympus acquisition, we incurred severance and other relocation charges during the nine months ended September 30, 2010, of $1.3 million due to redundancies as part of combining the two entities. In the third quarter of 2009 we incurred severance and other relocation charges of $41.4 million associated with the Olympus acquisition of which $20.5 million related to severance costs. The majority of the remaining balance includes a $14.2 million vendor cancellation fee associated with the discontinuation of our DxC 500 project, and a $6.1 million charge associated with the write down of certain assets and accrual of purchase commitments as a result of our decision to discontinue the immunoassay business acquired as part of the Olympus acquisition during the third quarter of 2009.

Asset Impairment Charges and Employee Severance

During the nine months ended September 30, 2010, we incurred asset impairment charges of $4.8 million associated with our consolidation effort to close and relocate facilities and operations. During the three and nine months ended September 30, 2009, we incurred asset impairment charges of $4.3 million and $5.9 million, respectively. In connection with the cancellation of the DxC 500 project described above, asset impairments of $3.5 million were recognized during the three months ended September 30, 2009. We also incurred asset impairment charges associated with our consolidation effort to close and relocate facilities and operations of $0.8 million and $2.4 million during the three and nine months ended September 30, 2009.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheet at September 30, 2010:

Balance at December 31, 2009	$41.9
Additional charges	14.6
Utilization	(38.6)

Balance at September 30, 2010	$17.9

Acquisition Related Costs

In connection with the acquisitions of Olympus and Cogenics, the Genomics division of CDI, we incurred acquisition related and integration costs of $16.6 million during the nine months ended September 30, 2010 and during the three and nine months ended September 30, 2009, we incurred $25.5 million and $47.2 million, respectively. These charges are included within the restructuring and acquisition related costs line of our Condensed Consolidated Statement of Earnings.

Note 4.  Cash Equivalents and Investments

The following table summarizes all of our investments included in our Condensed Consolidated Balance Sheet for the period ended September 30, 2010:

	Balance Sheet Location	September 30, 2010
Available-for-sale debt securities with 90 day maturity	Cash and cash equivalents	$3.4
Short-term available-for-sale investments, at fair value	Prepaids and other current assets	6.7
Short-term certificate of deposit (CD) in China	Prepaids and other current assets	28.3
Long-term available-for-sale investments, at fair value	Investments available-for-sale	95.6

Total cash equivalents, CD and investments		$134.0

The following table summarizes the cost, fair value, and unrealized gains and losses related to our investments in marketable securities designated as available-for-sale at September 30, 2010:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash Equivalents
Commercial paper	$1.1	$-	$-	$1.1
U.S. Treasury securities	2.2	-	-	2.2
Money market mutual funds	0.1	-	-	0.1

Total Cash Equivalents	$3.4	$-	$-	$3.4

Investments
Debt securities:
Mortgage and asset backed securities	$6.7	$-	$-	$6.7
U.S. government and agency security	38.4	0.2	-	38.6
Corporate bonds	52.7	0.7	-	53.4
U.S. Treasury securities	3.6	-	-	3.6

Total Investments	$101.4	$0.9	$-	$102.3

Total Cash Equivalents and Investments	$104.8	$0.9	$-	$105.7

Cash equivalents consist of debt securities with original maturities of ninety days or less. Available-for-sale securities consist of short-term investments with maturities less than twelve months and long-term investments with maturities longer than twelve months. Investments include primarily corporate bonds, U.S. government agency debt securities, U.S. government treasury bills, and U.S. government guaranteed bonds. We estimate the fair values of our investments based on quoted market prices. These estimated fair values may not be representative of actual values that will be realized in the future.

We did not have any investments in available-for-sale securities at December 31, 2009.

A summary of proceeds from the sale and maturity of available-for-sale securities and associated gains and losses for the three and nine month periods ending September 30, 2010 follows:

	Three Months Ended September 30, 2010
	Proceeds	Net Realized Gain (Loss)	OCI Gain (Loss)
Debt securities
Corporate bonds	$0.7	$-	$-
U.S. Treasury securities	9.7	-	-

Total Investments	$10.4	$-	$-

	Nine Months Ended September 30, 2010
	Proceeds	Net Realized Gain (Loss)	OCI Gain (Loss)
Debt securities
U.S. government and agency securities	$5.1	$-	$-
Corporate bonds	0.7	-	-
U.S. Treasury securities	9.7	-	-

Total Investments	$15.5	$-	$-

We review our investments for other-than-temporary impairment whenever the fair value of the investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. To determine whether an impairment within an investment is other than temporary, we consider whether we have the ability and the intent to hold the investment until a market price recovery and consider whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Our fixed income portfolio is comprised of a mix of U.S. government agency bonds and corporate bonds from various sectors, along with U.S. government treasury bills. The following table summarizes the estimated fair value of our investments in marketable debt securities, designated as available-for-sale and classified by the contractual maturity date of the security:

September 30, 2010
Due in 1 year	$6.7
Due in 1 year through 5 years	95.6

Total	$102.3

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

Foreign Currency

We manufacture our products primarily in the U.S., but generated approximately 54% of our revenue during the first nine months of 2010 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. To mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from forecasted intercompany cash flows associated with intercompany inventory purchases by our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. The major currencies against which we hedge are the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of September 30, 2010 and December 31, 2009, the notional amounts of all derivative foreign exchange contracts were $492.8 million and $546.3 million, respectively.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and $2.0 million of cash flow hedges were discontinued in the three and nine months ended September 30, 2010. There were no cash flow hedges discontinued during the three and nine months ended September 30, 2009. Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified into cost of sales upon the recognition of the hedged transaction. We estimate that substantially all of the $5.0 million ($3.0 million after tax) of unrealized gains for our foreign currency contracts included in accumulated other comprehensive loss at September 30, 2010 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. We have cash flow hedges at September 30, 2010, which settle as late as November 2011.

We also use foreign currency forward contracts to offset the effect of changes in the value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges, therefore the changes in the value of these derivative instruments are included within the non-operating expense (income) section of the Condensed Consolidated Statements of Earnings. The following table presents the fair value of derivative instruments within the Condensed Consolidated Balance Sheets:

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		September 30, 2010	December 31, 2009		September 30, 2010	December 31, 2009
Derivatives designated as hedging instruments
Foreign exchange forwards and options	Other current assets	$9.3	$7.6	Other current liabilities	$5.3	$5.6

Foreign exchange forwards	Other long term assets	1.0	-	Other long term liabilities	1.9	-

Total derivatives designated as hedging instruments		$10.3	$7.6		$7.2	$5.6

The following tables present the amounts affecting the Condensed Consolidated Financial Statements:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Loss into Net Earnings	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Loss into Net Earnings
	Three Months Ended September 30,			Three Months Ended September 30,
	2010	2009		2010	2009
Derivatives in Cash Flow Hedging Relationships

Foreign exchange forwards and options	$(18.0)	$(9.5)	Cost of sales	$0.7	$1.5

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Loss into Net Earnings	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Loss into Net Earnings
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2010	2009		2010	2009
Derivatives in Cash Flow Hedging Relationships

Foreign exchange forwards and options	$-	$(15.2)	Cost of sales	$(2.1)	$14.2

	Location of Gain Recognized in Net Earnings on Derivatives	Amount of Gain in Net Earnings on Derivatives
		Three Months Ended September 30,
		2010	2009
Derivatives not designated as hedging instruments
Foreign exchange forwards	Other non- operating income	$-	$10.9

	Location of Gain Recognized in Net Earnings on Derivatives	Amount of Gain in Net Earnings on Derivatives
		Nine Months Ended September 30,
		2010	2009
Derivatives not designated as hedging instruments
Foreign exchange forwards	Other non- operating income	$-	$19.6

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

Note 6.  Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

		Fair Value Measurements at Reporting Date Using
Description of assets (liabilities)	Fair Value at September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives, net
Forward contracts	$(1.4)	$-	$(1.4)	$-
Option contracts	$4.5	$-	$4.5	$-
Cash Equivalents
Commercial paper	$1.1	$1.1	$-	$-
U.S. Treasury securities	$2.2	$2.2	$-	$-
Money market mutual funds	$0.1	$0.1	$-	$-
Investments
Mortgage and asset-backed securities	$6.7	$6.7	$-	$-
U. S. government and agency securities	$38.6	$38.6	$-	$-
Corporate bonds	$53.4	$53.4	$-	$-
U.S. Treasury securities	$3.6	$3.6	$-	$-

		Fair Value Measurements at Reporting Date Using
Description of assets (liabilities)	Fair Value at December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$(0.6)	$-	$(0.6)	$-
Option contracts	$2.6	$-	$2.6	$-

Our investments have been classified as Level 1. These investments have readily determinable fair values based on quoted prices in active markets. See Note 4 “Cash Equivalents and Investments,” for further discussion on cash equivalents and investment information.

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

The carrying values of our financial instruments approximate their fair value at September 30, 2010, except for long-term debt. Quotes from financial institutions are used to determine market values of our debt and derivative financial instruments. The carrying value and fair value of our long-term debt at September 30, 2010 was $1,328.6 million and $1,477.1 million, respectively.

Note 7.  Comprehensive Income (Loss)

The reconciliation of net earnings to comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net earnings	$67.0	$1.5	$150.3	$82.9

Other comprehensive (loss) income
Foreign currency translation adjustments	100.9	27.1	(5.8)	39.7
Net actuarial (losses) gains associated with pension and other postretirement benefits, net of income taxes of $1.7 for the nine months ended September 30, 2010, and $(14.4) for the nine months ended September 30, 2009, respectively	-	-	(2.7)	23.4
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $(2.9) and $(8.6) for the three and nine months ended September 30, 2010, respectively, and $(2.3) and $(6.9) for the three and nine months ended September 30, 2009, respectively	4.9	3.9	14.5	11.8
Net unrealized gain on available for sale securities, net of income taxes of $(0.3) and $(0.4) for the three and nine months ended September 30, 2010, respectively.	0.3	-	0.5	-
Derivatives qualifying as hedges:
Net derivative losses, net of income taxes of $6.9 and zero for the three and nine months ended September 30, 2010, respectively, and $3.6 and $5.8 for the three and nine months ended September 30, 2009, respectively	(11.1)	(5.9)	-	(9.4)
Reclassifications to cost of sales, net of income taxes of $0.2 and $(0.8) for the three and nine months ended September 30, 2010, respectively, and $0.6 and $5.4 for the three and nine months ended September 30, 2009, respectively	(0.5)	(0.9)	1.3	(8.8)

Other comprehensive income	94.5	24.2	7.8	56.7

Total comprehensive income	$161.5	$25.7	$158.1	$139.6

The components of accumulated other comprehensive loss (“AOCI”), net of income taxes, are as follows:

	September 30, 2010	December 31, 2009
Cumulative currency translation adjustments	$111.4	$117.2
Pension and other postretirement plan liability adjustments	(269.0)	(289.7)
Net unrealized gain (loss) on derivative instruments	(3.0)	(4.3)
Net unrealized gain on available for sale securities	0.5	-

Total accumulated other comprehensive loss	$(160.1)	$(176.8)

During the three months ended March 31, 2010, the Company recorded an $8.9 million decrease to AOCI included within the pension and postretirement plan liability adjustments line above in connection with the reestablishment of a deferred tax asset previously written off to AOCI. This adjustment had no impact to earnings for any periods.

Note 8.  Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Three Months Ended September 30,
	2010			2009
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$67.0	69.805	$0.96	$1.5	67.946	$0.02
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	0.496	(0.01)	-	1.426	-

Diluted EPS:
Net earnings	$67.0	70.301	$0.95	$1.5	69.372	$0.02

	Nine Months Ended September 30,
	2010			2009
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$150.3	70.240	$2.14	$82.9	65.127	$1.27
Effect of dilutive stock options, non-vested equity shares and share units outstanding	-	0.772	(0.02)	-	0.906	(0.01)

Diluted EPS:
Net earnings	$150.3	71.012	$2.12	$82.9	66.033	$1.26

For the three and nine months ended September 30, 2010, there were 4.1 million and 3.0 million potential common shares, respectively, and for the three and nine months ended September 30, 2009, there were 2.0 million and 3.4 million potential common shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been antidilutive.

The principal amount of the convertible notes issued in December 2006, due in 2036 and callable in 2013 is expected to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the three months ended September 30, 2010 and 2009 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

Note 9.  Sale of Assets

During the nine months ended September 30, 2010 and 2009, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $67.2 million and $55.9 million, respectively, for which we received cash proceeds of $67.1 million and $55.9 million, respectively. Substantially all of these sales took place in Japan. These transactions were accounted for as sales. As a result, the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 10. Composition of Certain Financial Statement Items

Inventories consisted of the following:

	September 30, 2010	December 31, 2009
Raw materials, parts and assemblies	$196.5	$180.4
Work in process	26.4	29.5
Finished products	416.1	386.9

	$639.0	$596.8

Changes in the product warranty obligation included in accrued expenses were as follows:

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Beginning Balance	$11.8	$13.8
Current period warranty charges	4.5	11.2
Current period utilization	(3.5)	(12.2)

Ending Balance	$12.8	$12.8

Note 11. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the nine months ended September 30, 2010 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2009	$932.4	$109.5	$1,041.9
Olympus goodwill adjustment	7.6	-	7.6
Currency translation and other adjustments	0.2	(0.9)	(0.7)

Goodwill at September 30, 2010	$940.2	$108.6	$1,048.8

Other intangible assets consisted of the following:

	September 30, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Amortized intangible assets:
Customer/dealer relationships	$295.4	$(116.9)	$178.5	17 years	$295.4	$(101.7)	$193.7	17 years
Technology	229.2	(76.8)	152.4	11 years	229.2	(58.0)	171.2	11 years
Core technology	66.6	(3.5)	63.1	20 years	66.6	(1.0)	65.6	20 years
Other	94.5	(44.7)	49.8	8 years	87.6	(40.0)	47.6	8 years

	685.7	(241.9)	443.8	14 years	678.8	(200.7)	478.1	14 years
Non-amortizing intangible assets:
Trade name	73.5	-	73.5		73.5	-	73.5
In-process research and development	10.2	-	10.2		10.2	-	10.2

	$769.4	$(241.9)	$527.5		$762.5	$(200.7)	$561.8

Estimated future intangible asset amortization expense consists of the following:

2010 (remaining three months)	$13.8
2011	54.1
2012	50.5
2013	49.4
2014	47.2
Thereafter	228.8

Total	$443.8

Note 12. Debt

Certain of our borrowing agreements contain covenants that we must comply with, including a debt to earnings ratio and a minimum interest coverage ratio. At September 30, 2010, we were in compliance with such covenants.

Note 13. Retirement Benefits

In June 2010, we received the final valuations for our pension plans and other postretirement benefit plans to reflect actual census data as of January 1, 2010. These valuations resulted in an increase to pension obligations of $6.5 million and a decrease to postretirement obligations of $1.4 million. Additionally, other comprehensive income decreased by $3.1 million and long-term deferred tax assets increased by $2.0 million.

For the three and nine months ended September 30, 2010 and 2009, the pension and postretirement benefit costs were comprised of:

	Pensions				U.S. Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Service cost-benefits earned during the period	$3.9	$4.0	$1.9	$1.2	$0.3	$0.4
Interest cost on benefit obligation	10.8	10.8	3.2	2.4	1.8	1.7
Expected return on plan assets	(13.1)	(11.8)	(2.8)	(2.1)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	(0.1)	(0.1)
Actuarial loss (gain)	6.8	5.6	1.1	0.8	-	(0.1)

Net periodic benefit costs	$8.6	$8.8	$3.2	$2.1	$2.0	$1.9

	Pensions				U.S. Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009
Service cost-benefits earned during the period	$11.7	$11.9	$5.8	$3.7	$0.9	$1.2
Interest cost on benefit obligation	32.4	32.3	9.5	7.1	5.3	5.0
Expected return on plan assets	(39.2)	(35.3)	(8.3)	(6.1)	-	-
Amortization:
Prior service cost (credit)	0.6	0.7	(0.6)	(0.6)	(0.3)	(0.3)
Actuarial loss (gain)	20.5	16.7	2.9	2.4	-	(0.2)

Net periodic benefit costs	$26.0	$26.3	$9.3	$6.5	$5.9	$5.7

We contributed $20.0 million and $24.0 million to our U.S. pension plan during the nine months ended September 30, 2010 and September 30, 2009, respectively. We expect to make additional contributions of approximately $13.3 million to our U.S. and international pension plans and approximately $6.0 million to our postretirement plan during 2010. Our pension plans are currently underfunded and we may decide to make additional discretionary pension plan contributions in the future.

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

In connection with our Orange County consolidation project and closure of our Fullerton, California site, we continue conducting environmental studies at our Fullerton site. The data generated by these studies indicates that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the site. Studies to determine the source and extent of these chemicals are underway and are expected to continue for several months. We have notified the State Department of Toxic Substances Control of the presence of these chemicals at the site and expect that agency to oversee determination of any remediation requirements. We recorded a liability of $19.0 million in 2008, representing our best estimate of the future expenditures for investigation and remediation at the site; however, it is possible that the ultimate costs incurred could range from $10 million to $30 million. Our estimates are based upon the results of our investigation to date and comparison to our prior experience with environmental remediation at another site. Therefore, it is possible that additional activities not contemplated at this time could be required and that the actual costs could differ materially from the amount we have recorded as a liability or our estimated range. Through September 30, 2010, we have spent $1.8 million in relation to investigation and remediation activities.

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

Legal Proceedings

On September 3, 2010 and September 7, 2010, City of Southfield Fire and Police Retirement System and Warren Pinchuck, respectively, filed in the U.S. District Court in the Central District of California separate purported class actions (collectively, the “Purported Class Actions”) against the Company, Scott Garrett, the Company’s former Chairman of the Board, former President and former Chief Executive Officer, and Charles P. Slacik, the Company’s Senior Vice President and Chief Financial Officer, alleging federal securities laws violations. The complaint includes two counts: (i) violation of Section 10(b) of the Exchange Act of 1934, as amended, and Rule 10b-5 thereunder against all defendants, and (ii) violation of Section 20(a) of the Exchange Act of 1934, as amended, against the individual defendants. The Purported Class Actions assert identical allegations, including that, between July 31, 2009 and July 22, 2010, the defendants allegedly issued materially false and misleading statements regarding the Company’s business and financial results, and allegedly failed to disclose issues related to the Company’s troponin test kits and quality issues. The Purported Class Actions seek unspecified damages, attorneys’ fees and costs, and unspecified injunctive relief.

On September 8, 2010, Willa Rosenbloom filed in the Superior Court of the State of California in the County of Orange a purported derivative action (the “Derivative Action” and, together with the Purported Class Actions, the “Shareholder Actions”) against all of the Company’s current directors and certain of its former and current officers alleging breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The Derivative Action asserts identical allegations as the Purported Class Actions as well as an allegation that the directors breached their fiduciary duty of loyalty by allowing Mr. Garrett to resign. The Company is named as a nominal defendant in the Derivative Action. The Derivative Action seeks unspecified damages, restitution and disgorgement of alleged profits, injunctive relief related to corporate governance and attorneys’ fees and costs. The Company intends to vigorously defend itself against these claims and any additional related lawsuits that may be filed.

Due to the preliminary status of the Shareholder Actions, we are unable to determine the likelihood of either a favorable or unfavorable outcome. As such, we cannot currently estimate a range of any possible losses we may experience in connection with the Shareholder Actions.

We are involved in a number of other lawsuits, which we consider ordinary and routine in view of our size and the nature of our business. We accrue for our best estimate within the range of the loss or the minimum probable liability if no best estimate can be determined. Such accruals at September 30, 2010 were immaterial. We do not believe any ultimate liability resulting from any of these other lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. We cannot, however give any assurances regarding the ultimate outcome of these lawsuits, and their resolution could be material to our operating results for any particular period.

Note 15. Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products with two operating segments, Clinical Diagnostics and Life Science. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 88% of our consolidated revenue for the nine months ended September 30, 2010. The product areas within Clinical Diagnostics are chemistry and clinical automation, cellular analysis, and immunoassay and molecular diagnostics. Our Life Science segment includes systems used in disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies as well as certain industrial applications for scientific instrumentation.

Management evaluates business segment performance on a revenue and operating income basis. Operating income for segment reporting, disclosed below, is revenue less operating costs. Certain costs, such as corporate overhead and other charges which are not directly related to our segments are not allocated to the segments’ financial results. Therefore, the financial results of our segments exclude these costs for performance assessment by our chief operating decision maker. Unallocated corporate overhead costs include employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration expenses related to our corporate function, while other items excluded from our segment results include restructuring charges, technology license fees and other charges. In prior years, these costs were allocated to the segments based on actual usage or other appropriate methods. However, these expenses are not considered direct costs of the operating segments. Therefore, our chief operating decision maker now evaluates the segments excluding these costs. In the tables below, these costs have been reclassified in the prior year results to conform with the current year presentation. Non-operating expense (income) and interest income and expense are not allocated to the segments. We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segments’ operating income to consolidated earnings before income taxes:

	*Three Months Ended September 30,		*Nine Months Ended September 30,
	2010	2009	2010	2009
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$323.2	$282.7	$980.0	$708.4
Cellular Analysis	244.2	229.0	722.6	668.8
Immunoassay and Molecular Diagnostics	220.2	199.3	656.4	578.9

Total Clinical Diagnostics	787.6	711.0	2,359.0	1,956.2
Life Science	106.1	111.8	317.9	314.9

Total revenue	$893.8	$822.8	$2,676.9	$2,271.0

Segment operating income:
Clinical Diagnostics	$146.0	$127.5	$455.4	$345.1
Life Science	13.3	20.6	45.5	49.6

Total segment operating income	159.3	148.1	500.9	394.7
Unallocated corporate overhead and other costs	(39.5)	(40.7)	(173.4)	(124.0)
Restructuring and acquisition related costs	-	(79.2)	(31.2)	(127.2)
Fair market value inventory amortization adjustment for Clinical Diagnostics	-	(8.8)	(5.9)	(8.8)
Discontinued product write-off related to Clinical Diagnostics	-	(1.6)	-	(1.6)
Litigation accrual	-	(3.9)	-	(3.9)
Technology licenses used in R&D for Clinical Diagnostics	-	(5.8)	-	(5.8)
Olympus intangibles asset amortization related to Clinical Diagnostics	(5.5)	(3.5)	(16.6)	(3.5)

Total operating income	114.2	4.4	273.6	119.9

Non-operating (income) expense:
Interest income	(1.4)	(1.4)	(4.0)	(4.0)
Interest expense	25.2	24.3	73.9	52.7
Other	0.4	(18.0)	(3.6)	(24.9)

Total non-operating (income) expense	24.2	4.9	66.3	23.8

Earnings (loss) before income taxes	$90.0	$(0.5)	$207.3	$96.1

*	Amounts may not foot due to rounding.

Our principal markets are the U.S. and international markets. The U.S. information is presented separately since we are headquartered in the U.S. Revenues in the U.S. represented approximately 47% and 49% of our total consolidated revenues for the three months ended September 30, 2010 and 2009, respectively and approximately 46% and 50% for the nine months ended September 30, 2010 and 2009, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	*Three Months Ended September 30,		*Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues by geography:
United States	$423.2	$402.2	$1,239.7	$1,135.0
Europe	178.7	182.4	583.5	493.4
Emerging Markets (a)	80.3	65.7	232.0	178.8
Asia Pacific	155.5	122.9	454.9	322.5
Other (b)	56.2	49.6	166.8	141.3

Total revenue	$893.8	$822.8	$2,676.9	$2,271.0

	September 30, 2010	December 31, 2009
Long-lived assets:
United States	$2,101.9	$1,967.8
International	765.0	839.4

Total long lived assets	$2,866.9	$2,807.2

*	Amounts may not foot due to rounding.
(a)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(b)	Other includes Canada and Latin America

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q for the quarterly period ended September 30, 2010 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Forward-looking statements reflect our current views with respect to future events and can also be identified by words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans,” “should,” “likely,” “might,” or the negative thereof or comparable terminology, and may include, without limitation, information regarding our expectations, goals or intentions regarding the future. Forward-looking statements involve certain risks and uncertainties, and our actual results may differ materially from those discussed in any forward-looking statement. Factors that could cause results to differ include, but are not limited to, the Risk Factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2009 and in our other current and periodic reports filed from time to time with the SEC, including the Risk Factors discussed in Part II, Item 1A of this Form 10-Q. Other factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict or identify all such factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. The forward-looking statements are neither statements of historical fact nor guarantees or assurances of future performance. Therefore, you are cautioned not to put undue reliance on forward-looking statements. All forward-looking statements in this Form 10-Q are made as of the date hereof and we assume no obligation to update any forward-looking statement, except as required by law.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Audited Consolidated Financial Statements and the accompanying Notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

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

Overview

Beckman Coulter is the world’s largest company devoted solely to biomedical testing, a market we estimate had approximately $41 billion in worldwide revenues in 2009. We market our products in more than 160 countries, with approximately half of our revenue in 2009 coming from outside the United States. Our strategy is to extend the Company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhance our current product offerings and enter into new and growing market segments. We design, manufacture, and sell systems, services, reagents and supplies to clinical diagnostics and life science laboratories around the world. Our products combine sophisticated analytical instruments, user-friendly software and highly sensitive chemistries, integrated into complete and simple to use systems. Our product lines address nearly all blood tests routinely performed in hospital central laboratories and a range of scientific instrumentation for life science and pharmaceutical research. The majority of our revenue is generated from consumable supplies (including reagent test kits), service and operating-type lease (“OTL”) payment arrangements. Approximately 82% of our total revenue for the first nine months of 2010 was generated by this type of revenue, which we refer to as “recurring revenue.” Our customer contracts typically run five to seven years. Switching instrument systems creates significant costs for laboratories - changing suppliers means re-training staff on new systems and performing validation studies to assure consistency of reported results.

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

Strategic Initiatives

Our core strategy is to simplify, automate and innovate complex biomedical testing processes. Our strategic initiatives for the remainder of 2010 are now focused on improvements in our quality system and product quality, and customer satisfaction and retention.

•

We are committed to ensuring patient safety and regulatory compliance. As discussed in more detail below under “Quality Systems and Product Quality Matters,” the U.S. Food and Drug Administration (“FDA”) has indicated to us that it believes that certain modifications to our troponin test kits as used on DxI immunoassay systems and as used on Access immunoassay systems were made without obtaining appropriate product clearances from FDA. Given the issues pertaining to our troponin test kits as well as our recent recalls relating to sodium testing on our DxC chemistry systems and other quality matters, we have conducted a detailed assessment of our quality system and completed hundreds of customer site visits and 18 regional meetings in the U.S. with another 200 customers. We are continuing to identify root causes and are developing remediation plans for all quality issues. Implementation is underway with some projects continuing through 2011. With our increased focus on customer satisfaction and retention, we have deferred certain product development and operating improvement initiatives pending resolution of the aforementioned issues. In addition, rather than scale operating expenses to short-term revenue trends, we are instead maintaining our investment in our customer-facing personnel and operations to enhance customer satisfaction and drive further improvements in product quality. We expect both of these initiatives to continue through 2011. Quality is the single most important function of every employee at Beckman Coulter and we are determined to establish Beckman Coulter as a leader in product and service quality.

•

We have been integrating our 2009 acquisition of the diagnostics systems portion of Olympus Corporation’s business (“Olympus”). The Olympus acquisition was completed to extend our Clinical Diagnostics chemistry and automation product offering and enhance our geographic reach and scale. As of September 30, 2010, we have completed the Olympus integration in accordance with the timetable we originally established.

•

We are working to expand our test menu, particularly molecular diagnostics products, and believe our focus on certain disease states will enable us to deliver enhanced testing capability to our customers. We expect these tests to ultimately improve patient health and reduce the cost of care.

•

We are building on our industry-leading ability to help customers simplify, automate and innovate their testing processes. Our knowledge of customers’ laboratory processes supports our expansion of automation and work cells, growing our installed base of instruments.

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

Quality Systems and Product Quality Matters

As previously reported, FDA indicated to us earlier this year that it believes certain modifications to our AccuTnI troponin test kits as used on our UniCel DxI immunoassay systems and our Access immunoassay systems were made without obtaining appropriate product clearances from FDA.

Below is the status to date:

•

We issued a notice to our U.S. customers who were using our troponin test kits on our DxI system that we have removed the troponin assay from use with the DxI system as of August 1, 2010. Affected customers switched from running troponin on DxI systems to an alternate method. FDA also indicated that it would allow us to continue to provide the troponin test kits to customers who were already using Access instruments for troponin testing on or before March 23 2010. We believe that we will not be able to provide troponin test kits to new U.S. immunoassay customers until we obtain updated 510(k) clearances.

•

As part of the process for obtaining updated 510(k) clearances, we are required to perform clinical trials for the troponin assay. Stage one was completed following the review of the clinical study design with FDA in late May 2010. In connection with stage two, we have been identifying enrollment sites that meet the requirements for patient recruitment. Stage three, study execution, is now underway. Some sites are enrolling patients and we expect essentially all sites to be enrolling patients by the end of 2010. We currently anticipate completing the clinical study in time to submit two separate 510(k) submissions for our troponin test in the first half of 2011 – one for Access instruments and one for DxI instruments.

As previously reported, we initiated earlier this year a compliance and quality system improvement initiative. As part of this initiative, we are undertaking improvements to other products, including our sensor based tests used for sodium testing on our DxC chemistry systems and for glucose testing on our DxC and LX chemistry systems. We are implementing a comprehensive service plan to enhance the quality of electrolyte testing; it may be necessary to make additional product improvements which could require FDA filings. We now expect that changes to software and cover design related to glucose product improvements will not require premarket notifications with FDA

In addition, in light of our discussions with FDA regarding FDA’s belief that we failed to obtain appropriate clearances for modifications made to our AccuTnI test, we have initiated a review of other product modifications where a decision was made not to seek clearance or approval from FDA. This review is expected to continue into 2011. We may identify other products for which additional clearance or approval may be needed. We intend to discuss the results of this review with FDA as necessary to ensure that appropriate clearances and approvals have been obtained for all products.

In August, Beckman Coulter began notifying customers using its AU clinical chemistry systems of the potential for incorrect results caused by overflow of the cuvette where the analyses are performed. The flooding has a number of causes and the Company is in the process of evaluating several possible corrective actions.

We are also continuing to evaluate our internal processes and procedures regarding quality systems and product quality matters. We have identified corrections and corrective actions needed as part of that process, and it is possible that other products could be impacted resulting in corrective actions that might adversely affect our operating results.

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

Results of Operations

We measure our business on the basis of two reportable segments – Clinical Diagnostics and Life Science. The Clinical Diagnostics segment includes products used to evaluate and analyze bodily fluids, cells and other patient samples and represented approximately 88% of our revenues for the fiscal quarter ended September 30, 2010. The three product areas within Clinical Diagnostics are chemistry and clinical automation, cellular analysis and immunoassay and molecular diagnostics. Our Life Science segment includes systems used for disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies and analytical systems used for industrial, academic, medical and government laboratories.

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

Following is a summary of key third quarter 2010 financial and nonfinancial information:

•

Recurring revenue of $723.0 million, increased by $46.9 million, of which $27.7 million of the increase resulted from the acquired Olympus products. Part of the increase in Olympus revenue is a result of the one additional month of revenue included in the third quarter of 2010 as compared to the third quarter of 2009 since the acquisition of Olympus occurred on August 3, 2009. Excluding the Olympus products, we experienced growth in recurring revenue of 4.2% in constant currency;

•	Instrument sales of $170.8 million increased by $24.1 million from 2009, including an increase of $19.5 million of instrument sales related to Olympus products;

•	Reported operating income of $114.2 million, an increase of $109.8 million, largely as a result of growth in revenue, control of operating expenses, and no restructuring and acquisition related costs;

•

Improved operating income partially offset by an increase in non-operating expense, primarily due to the prior year gain related to the currency forward associated with the Olympus acquisition, and higher income tax expense, resulted in reported net earnings per diluted share of $0.95 compared to $0.02 per share in 2009;

•	Capital expenditures of $25.8 million for property, plant and equipment and $45.3 million for customer leased instruments on operating-type leases.

Recurring revenue, which we believe is the best indicator of our business’ overall strength, grew 6.9% (8.3% in constant currency) during the third quarter of 2010 compared to 2009. All but 4.2% and 5.1% for the three and nine months ended September 30, 2010, respectively, of the growth in constant currency was from acquired Olympus products. Excluding revenue from such acquired Olympus products, the recurring revenue growth was primarily driven by continued growth in our automated immunoassay products, particularly in international markets. This was partially offset by flat results in chemistry and clinical automation. We expect our recurring revenue, which represented approximately 81% of our total revenue for the quarter ended September 30, 2010, to provide a predictable source of earnings and cash flow. As a result of the quality matters discussed previously, recurring revenue growth is slowing due to the difficulty in attracting new customers. Additionally, excluding Olympus, third quarter wins and losses within our U.S. Clinical Diagnostics customer base showed a net decline of less than 1% from the second quarter. Recurring revenue allows us to generate substantial operating cash flows, which we use to facilitate growth in our business by developing, marketing and launching new products through internal development and business and technology acquisitions. Our investment in customer leased instruments and our operating cash flow should continue to build more moderately now that we have completed the five-year transition to our operating-type lease model.

Operating income increased as a result of the increased recurring revenue, and the decline in restructuring and acquisition related costs in the third quarter of 2010, offset, in part, by increases in the corresponding cost of sales and operating expenses.

Non-operating (income) expense increased during the third quarter of 2010 compared to 2009. The prior year reflects an $18.0 million hedging gain associated with forward contracts to purchase Japanese yen which effectively hedged our Olympus purchase price. Since our purchase price for the Olympus acquisition was paid in yen, we entered into forward contracts in an effort to mitigate the risk associated with changes in the value of the yen.

Our effective tax rate decreased to 25.6% during the third quarter of 2010 from a benefit of 400.0% in the prior year quarter, due primarily to a nominal pre-tax loss for the third quarter of 2009 resulting in the unusual tax rate for the quarter in 2009 coupled with a $2.0 million tax benefit in that quarter. The effective tax rate for the current quarter was impacted by unfavorable discrete items of $3.2 million primarily attributable to certain adjustments to prior year tax returns.

Revenue

The following table compares revenue type, segment and geography for the three and nine months ended September 30, 2010 and 2009 (dollar amounts in millions):

	*Three Months Ended September 30,		Reported Growth %	Constant Currency Growth % (a)
	2010	2009
Total revenue:
Recurring revenue – supplies, service and lease payments	$723.0	$676.1	6.9%	8.3%
Instrument sales	170.8	146.7	16.4%	16.7%

Total revenue	$893.8	$822.8	8.6%	9.8%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$323.2	$282.7	14.3%	16.0%
Cellular Analysis	244.2	229.0	6.7%	6.9%
Immunoassay and Molecular Diagnostics	220.2	199.3	10.5%	11.9%

Total Clinical Diagnostics	787.6	711.0	10.8%	11.9%
Life Science	106.1	111.8	(5.1)%	(4.1)%

Total revenue	$893.8	$822.8	8.6%	9.8%

Revenue by geography:
United States	$423.2	$402.2	5.2%	5.2%
Europe	178.7	182.4	(2.1)%	6.5%
Emerging Markets (b)	80.3	65.7	22.1%	23.7%
Asia Pacific	155.5	122.9	26.5%	22.2%
Other (c)	56.2	49.6	13.3%	9.3%

Total revenue	$893.8	$822.8	8.6%	9.8%

	*Nine Months Ended September 30,		Reported Growth %	Constant Currency Growth % (a)
	2010	2009
Total revenue:
Recurring revenue – supplies, service and lease payments	$2,201.5	$1,878.8	17.2%	16.1%
Instrument sales	475.4	392.2	21.2%	19.7%

Total revenue	$2,676.9	$2,271.0	17.9%	16.7%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$980.0	$708.4	38.3%	37.4%
Cellular Analysis	722.6	668.8	8.0%	6.4%
Immunoassay and Molecular Diagnostics	656.4	578.9	13.4%	12.4%

Total Clinical Diagnostics	2,359.0	1,956.2	20.6%	19.4%
Life Science	317.9	314.9	1.0%	(0.2)%

Total revenue	$2,676.9	$2,271.0	17.9%	16.7%

Revenue by geography:
United States	$1,239.7	$1,135.0	9.2%	9.2%
Europe	583.5	493.4	18.3%	20.3%
Emerging Markets (b)	232.0	178.8	29.7%	26.2%
Asia Pacific	454.9	322.5	41.1%	35.6%
Other (c)	166.8	141.3	18.0%	8.9%

Total revenue	$2,676.9	$2,271.0	17.9%	16.7%

*	Amounts in table above may not foot or recalculate due to rounding.
(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Recurring revenue increased 6.9% (8.3% in constant currency) during the three months ended September 30, 2010 and 17.2% (16.1% in constant currency) during the nine months ended September 30, 2010 in comparison to the same period in the prior year. The increase in recurring revenue was partly driven by the acquisition of Olympus, which added all but 4.2% and 5.1% to this growth in constant currency during the three and nine months ended September 30, 2010, respectively. Automated immunoassay recurring revenue growth in both Emerging Markets and Asia Pacific was partially offset by weakness in the U.S. Recurring revenue grew modestly reflecting continued softness in demand in developed markets. Recurring revenue, which we believe is the best indicator of the overall strength of our business, represented approximately 82% of our total revenue during the first nine months of the year.

Instrument sales increased by 16.4% (16.7% in constant currency) to $170.8 million during the three months ended September 30, 2010 and by 21.2% (19.7% in constant currency) to $475.4 million during the nine months ended September 30, 2010. Approximately 75% of the growth is attributable to the Olympus acquisition and the remainder is derived from increased instrument sales of our flow cytometry and hematology systems. Hospital customers continue to be cautious with their capital spending in the current economic environment and are more frequently choosing operating-type leases over capital purchases.

Clinical Diagnostics

Clinical Diagnostics revenue increased by 10.8% and 20.6% in the three and nine months ended September 30, 2010, respectively, when compared to the same period in 2009, primarily as a result of the Olympus acquisition and organic growth in recurring revenue. In constant currency, revenue increased 11.9% and 19.4% for the three and nine months ended September 30, 2010, respectively, primarily driven by a 9.1% and 17.4% improvement in recurring revenue in constant currency during the three and nine months ended September 30, 2010, respectively. Continued growth in automated immunoassay, hemostasis and chemistry also contributed to the increase in recurring revenue. Recurring revenue growth largely reflects an expanding installed base, particularly in Asia Pacific and other emerging markets, and increased test kit utilization.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from chemistry and clinical automation increased by 14.3% (16.0% in constant currency) and 38.3% (37.4% in constant currency) for the three and nine months ended September 30, 2010 versus the same periods in 2009. The Olympus acquisition represented all of the growth in this product area.

Cellular Analysis

Revenue from cellular analysis increased 6.7% (6.9% in constant currency) and 8.0% (6.4% in constant currency) for the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The growth was driven by strong instrument sales in flow cytometry and hematology.

Immunoassay and Molecular Diagnostics

Revenue in immunoassay and molecular diagnostics increased by 10.5% (11.9% in constant currency) and 13.4% (12.4% in constant currency) for the three and nine months ended September 30, 2010 when compared to the same periods in the prior year. The growth was primarily from a 12.8% and 13.8% increase in automated immunoassay recurring revenue and solid growth in molecular diagnostics products in the three and nine month periods ended September 30, 2010, respectively.

Life Science

Revenue from our Life Science products decreased by 5.1% (4.1% in constant currency) and increased by 1.0%, (a decrease of 0.2% in constant currency) for the three and nine months ended September 30, 2010 as compared to the prior year periods. Instrument sales were weak in Europe for the three months ended September 30, 2010. Customers continue to be cautious with their capital spending in the current economic environment including consolidation within the pharmaceutical industry.

Revenue by Major Geography

Overall, revenue in the U.S. was up 5.2% and 9.2% for the three and nine months ended September 30, 2010 compared to the same periods in 2009. Revenues excluding Olympus reflect continuing softness, with 0.6% and 2.6% of growth in recurring revenue in the U.S. for the three and nine months ended September 30, 2010, respectively. Recurring revenue growth was constrained in the U.S. by the limitations on expanding our customer base running our troponin test and by the focus of our sales force on quality issues. The current economic environment has also contributed to the lower growth in revenue in the U.S. Utilization of American healthcare has decreased as a result higher deductibles, at a rate that was greater than expected.

Revenue in Europe decreased by 2.1% (an increase of 6.5% in constant currency) and an increase of 18.3% (20.3% in constant currency) for the three and nine months ended September 30, 2010 versus the same periods in 2009. Revenues excluding Olympus increased 1.6% and 2.3% for the three and nine months ended September 30, 2010, respectively as a result of softness in demand due to austerity measures. The overall increase of 6.5% in constant currency during the three months ended September 30, 2010 is due to continued growth in immunoassay and chemistry while the increase during the nine months ended September 30, 2010 is due to growth of Olympus products in chemistry and clinical automation.

Revenue from Emerging Markets increased by 22.1% (23.7% in constant currency) and 29.7% (26.2% in constant currency) for the three and nine months ended September 30, 2010 versus the same periods in 2009, primarily from the Olympus acquisition and automated immunoassay recurring revenue growth.

Sales in Asia Pacific increased by 26.5% (22.2% in constant currency) and 41.1% (35.6% in constant currency) for the three and nine months ended September 30, 2010 versus the same periods in 2009. The increase was due to an increase in recurring revenue from our immunoassay and molecular diagnostics product area. China led robust growth in Asia, up more than 34% for the year exclusive of Olympus product revenue.

Cost of Sales

	Three Months Ended			Nine Months Ended
	September 30, 2010	September 30, 2009	Percent Change	September 30, 2010	September 30, 2009	Percent Change
(in millions)
Cost of recurring revenue	$347.6	$324.9	7.0%	$1,067.2	$878.2	21.5%
As a percentage of recurring revenue	48.1%	48.1%	-	48.5%	46.7%	1.8%
(in millions)

Cost of instrument sales	$140.3	$120.0	16.9%	$401.7	$338.9	18.5%
As a percentage of instrument sales	82.1%	81.8%	0.3%	84.5%	86.4%	(1.9)%
(in millions)

Total cost of sales	$487.9	$444.9	9.7%	$1,468.9	$1,217.1	20.7%
As a percentage of total revenue	54.6%	54.1%	0.5%	54.9%	53.6%	1.3%

Cost of sales as a percentage of revenue increased 0.5% and 1.3% during the three and nine months ended September 30, 2010, respectively as compared to the corresponding prior year periods. The increase in cost of sales as a percent of revenue is tied to mix in terms of cash instrument sales versus recurring revenue. Additionally, cost of sales were negatively impacted by the higher revenues contributed by maturing markets with lower margin products.

Operating Expenses

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
	September 30, 2010	September 30, 2009	Percent Change	September 30, 2010	September 30, 2009	Percent Change
(in millions)
Selling, general and administrative	$211.7	$211.3	0.2%	$661.4	$588.4	12.4%
As a percentage of total revenue	23.7%	25.7%	(2.0)%	24.7%	25.9%	(1.2)%

Selling, general and administrative (“SG&A”) expense for the three and nine months ended September 30, 2010 increased by $0.4 million and $73.0 million, respectively. The increase for the nine months ended September 30, 2010 is primarily due to increased spending on selling and marketing activities to support our revenue growth, Olympus acquisition, and quality issues.

Research and Development

	Three Months Ended			Nine Months Ended
	September 30, 2010	September 30, 2009	Percent Change	September 30, 2010	September 30, 2009	Percent Change
(in millions)
Research and development	$66.2	$71.7	(7.7)%	$200.2	$192.3	4.1%
As a percentage of total revenue	7.4%	8.7%	(1.3)%	7.5%	8.5%	(1.0)%

Research and development (“R&D”) costs decreased by $5.5 million for the three months ended September 30, 2010. During the third quarter of 2009, we incurred a $5.8 million charge for the purchase of a sublicense to certain patent rights which will be used to develop a molecular assay while no such costs were incurred during the third quarter of 2010. For the nine months ended September 30, 2010, R&D costs increased by $7.9 million primarily due to additional product development investments in our molecular diagnostics program, DxN, and the Olympus product line.

	Three Months Ended			Nine Months Ended
	September 30, 2010	September 30, 2009	Percent Change	September 30, 2010	September 30, 2009	Percent Change
(in millions)
Amortization of intangibles	$13.8	$11.3	22.1%	$41.6	$26.1	59.4%
Restructuring and acquisition related costs	$—	$79.2	(100.0)%	$31.2	$127.2	(75.5)%

Amortization of intangibles

Amortization of intangibles increased by $2.5 million and $15.5 million during the three and nine months ended September 30, 2010, respectively, due primarily to the acquired intangibles from the Olympus business. Amortization of intangible assets is related primarily to acquired technology and customer and dealer relationships.

Restructuring and Acquisition Related Costs

Restructuring and acquisition related costs decreased by $79.2 million and $96.0 million during the three and nine months ended September 30, 2010, respectively, when compared to the prior year periods due primarily to substantial completion of our restructuring and integration initiatives. During the prior year, we experienced high restructuring costs primarily due to the costs associated with integrating the Olympus acquisition, the closure and relocation of certain manufacturing and distribution sites, and activities related to our plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. The restructuring costs related to the closure and relocation of these sites includes severance, relocation, and other exit costs. The majority of the restructuring and acquisition related costs incurred during the first nine months of 2010 relate to remaining costs to integrate the Olympus acquisition and consolidation of operations to other existing facilities.

Operating Income

Management evaluates business segment performance based on revenue and operating income exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker.

The following table presents operating income for each reportable segment for the three and nine months ended September 30, 2010 and 2009 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	*Three Months Ended September 30,		*Nine Months Ended September 30,
	2010	2009	2010	2009
Operating income:
Clinical Diagnostics	$146.0	$127.5	$455.4	$345.1
Life Science	13.3	20.6	45.5	49.6

Total segment operating income	159.3	148.1	500.9	394.7
Unallocated corporate overhead and other costs	(39.5)	(40.7)	(173.4)	(124.0)
Restructuring and acquisition related costs	-	(79.2)	(31.2)	(127.2)
Fair market value inventory amortization adjustment for Clinical Diagnostics	-	(8.8)	(5.9)	(8.8)
Discontinued product write-off	-	(1.6)	-	(1.6)
Litigation accrual	-	(3.9)	-	(3.9)
Technology license used in R&D for Clinical Diagnostics	-	(5.8)	-	(5.8)
Olympus intangibles asset amortization related to Clinical Diagnostics	(5.5)	(3.5)	(16.6)	(3.5)

Total operating income	114.2	4.4	273.6	119.9

Non-operating (income) expense:
Interest income	(1.4)	(1.4)	(4.0)	(4.0)
Interest expense	25.2	24.3	73.9	52.7
Other	0.4	(18.0)	(3.6)	(24.9)

Total non-operating (income) expense	24.2	4.9	66.3	23.8

Earnings (loss) before income taxes	$90.0	$(0.5)	$207.3	$96.1

*	Amounts may not foot due to rounding

The increase in operating income generated from the Clinical Diagnostics segment is primarily due to higher revenue derived from the Olympus acquisition coupled with the impact of recurring revenue growth.

The decrease in operating income for our Life Science segment during the three months ended September 30, 2010 and slight increase in operating income for the nine months ended September 30, 2010 was primarily due to a decrease in life science revenues as a result of weak demand within the industry.

Non-Operating (Income) Expense

	Three Months Ended			Nine Months Ended
	September 30, 2010	September 30, 2009	Percent Change	September 30, 2010	September 30, 2009	Percent Change
(in millions)
Interest income	$(1.4)	$(1.4)	-	$(4.0)	$(4.0)	-
Interest expense	$25.2	$24.3	3.7%	$73.9	$52.7	40.2%
Other non-operating income	$0.4	$(18.0)	>100.0%	$(3.6)	$(24.9)	(85.5)%

Interest expense increased by $0.9 million and $21.2 million during the three and nine months ended September 30, 2010, respectively. On July 8, 2010, $11.0 million of the Company’s $235.0 million Senior Notes due November 15, 2011 were redeemed pursuant to the terms of the Senior Notes. In connection with this redemption the Company incurred $0.7 million in debt extinguishment costs that were recorded within interest expense during the third quarter of 2010. The increase during the nine months ended September 30, 2010 is due primarily to additional interest expense of $12.7 resulting from our issuance of $500.0 million of debt in May 2009 to finance the Olympus acquisition as well as $4.9 million associated with higher interest expense on our income tax liabilities.

Other non-operating income decreased by $18.4 million and $21.3 million during the three and nine months ended September 30, 2010, respectively, over the same periods in the prior year. This decrease was primarily related to a $10.9 million and $19.6 million hedging gain in the first three and nine months of 2009, respectively, associated with forward contracts to purchase Japanese yen to mitigate the risk associated with changes in the value of the yen since our purchase price for the Olympus acquisition was paid in yen.

Income Tax

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the three months ended September 30, 2010 and September 30, 2009 was 25.6% and 400.0%, respectively. For the nine months ended September 30, 2010 and September 30, 2009, the effective tax rate was 27.5% and 13.7%, respectively. The effective tax rate for the current quarter was impacted by unfavorable discrete items of $3.2 million primarily attributable to reconciliations of amounts to prior year tax returns. The higher tax rate in the three months ended September 30, 2009 results from a small pretax loss coupled with a $2.0 million tax benefit in that quarter. The increase in the tax rate for the nine months ended September 30, 2010 in comparison to the same prior year period is attributable to the decrease in favorable discrete tax items. 2009 had significant favorable discrete items and 2010 had unfavorable discrete items, primarily attributable to the Medicare drug subsidy deferred tax write off and certain reconciliations of amounts to prior year tax returns.

Our effective tax rate for the full year 2010 could be impacted by a number of factors such as new tax laws, interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our use of tax credits and our geographic profit mix. We expect our effective tax rate for the year to be between 26% and 27% compared to 20.2% for 2009. The increase in tax rate is primarily attributable to (i) a write off in 2010 of an $8.0 million deferred tax asset as a result of the enactment in the United States of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 which eliminated the Federal income tax deduction for a portion of prescription drug benefits which are offset by a subsidy under Medicare Part D and (ii) a shift in geographic mix, with more income in 2010 in higher-tax rate countries as a result of lower costs in 2010 related to the Olympus acquisition as compared to 2009. The tax rate for 2009 was also impacted by favorable discrete items wheras the tax rate for 2010 has been impacted by unfavorable discrete items. The estimated effective tax rate for 2010 does not consider R&E tax credits in the United States as the credit provisions expired at the end of 2009. As of September 30, 2010 the credit has not been extended by the U.S. Congress. Should Congress extend the R&E credit, as well as other expired tax provisions, for the tax year 2010, we expect our effective tax rate would be reduced by between one and a half to two percentage points.

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

Supplemental Information

Non-GAAP Measures

Throughout this section, references are made to the following financial measures: “constant currency,” “adjusted operating income,” “adjusted operating margin,” “adjusted net earnings,” “adjusted diluted earnings per share,” “adjusted earnings before interest, taxes, depreciation and amortization” (“adjusted EBITDA”), “adjusted tax rate,” “free cash flow,” and “return on invested capital.” These financial measures are an alternative presentation of our past and potential future operational performance and do not replace the presentation of the Company’s reported financial results under U.S. GAAP. We have provided these supplemental non-GAAP financial measures because they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. We use these non-GAAP financial measures for reviewing the operating results of our business segments, for analyzing potential future business trends in connection with our budget process and base certain annual bonus plans on these non-GAAP financial measures. In order to measure our sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales. Constant currency results are calculated by translating current year results at prior year foreign currency exchange rates for the period, computed monthly. In addition, we believe investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results. The Company encourages investors and other users of these financial statements to review its Consolidated Financial Statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(in millions)

GAAP operating income	$114.2	$4.4	$273.6	$119.9
Reconciling items:
Restructuring and acquisition related costs	—	79.2	31.2	127.2
Olympus intangible asset amortization	5.5	3.5	16.6	3.5
Fair market value inventory adjustment (a)	—	8.8	5.9	8.8
Inventory write-off	—	1.6	—	1.6
Purchase of sublicense-molecular testing	—	5.8	—	5.8
Litigation accrual	—	3.9	—	3.9

Adjusted operating income	$119.7	$107.2	$327.3	$270.7

GAAP operating margin	12.8%	0.5%	10.2%	5.3%
Impact of adjustments	0.6%	12.5%	2.0%	6.6%

Adjusted operating margin	13.4%	13.0%	12.2%	11.9%

(a) We recorded a charge to cost of sales of $5.9 million during the quarter ended June 30, 2010, related to the fair value of acquired inventory in connection with the Olympus acquisition, as the acquired inventory was sold.

Adjusted operating margin increased by 0.4% and 0.3% for the three months and nine months ended September 30, 2010, respectively as compared to the same periods in the prior year, primarily as a result of changes in product mix.

Adjusted diluted earnings and earnings per share excludes the impact of charges to operating expense as described above. Reconciliations of net earnings per share, the GAAP measure most directly comparable to adjusted earnings per share, re provided below.

		Three Months Ended September 30,
	2010		2009
	Amount	Per Diluted Share	Amount	Per Diluted Share
(in millions, except amounts per share)

GAAP net earnings	$67.0	$0.95	$1.5	$0.02
Reconciling items:
Restructuring and acquisition related costs	—	—	79.2	1.14
Olympus intangible asset amortization	5.5	0.08	3.5	0.05
Fair market value inventory adjustment	—	—	8.8	0.13
Foreign currency gains related to ODS acquisition	—	—	(18.0)	(0.26)
Inventory write-off	—	—	1.6	0.02
Interest expense on debt offering	—	—	2.4	0.03
Purchase of sublicense-Molecular testing	—	—	5.8	0.08
Litigation accrual	—	—	3.9	0.06

Adjustment for income taxes	(2.0)	(0.03)	(26.9)	(0.38)

Adjusted net earnings	$70.5	$1.00	$61.8	$0.89

		Nine Months Ended September 30,
	2010		2009
	Amount	Per Diluted Share	Amount	Per Diluted Share
(in millions, except amounts per share)

GAAP net earnings	$150.3	$2.12	$82.9	$1.26
Reconciling items:
Restructuring and acquisition related costs	31.2	0.44	127.2	1.92
Olympus intangible asset amortization	16.6	0.23	3.5	0.05
Fair market value inventory adjustment	5.9	0.08	8.8	0.13
Foreign currency gains related to ODS acquisition	—	—	(26.7)	(0.40)
Inventory write-off	—	—	1.6	0.02
Interest expense on debt offering	—	—	5.6	0.08
Purchase of sublicense-Molecular testing	—	—	5.8	0.09
Litigation accrual	—	—	3.9	0.06

Adjustment for income taxes	(19.6)	(0.27)	(41.4)	(0.62)

Deferred tax asset write-off	8.0	0.11	—	—

Adjusted net earnings	$192.4	$2.71	$171.2	$2.59

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

A reconciliation of net earnings, the GAAP measure most directly comparable to adjusted EBITDA, is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP net earnings	$67.0	$1.5	$150.3	$82.9
Income taxes	23.0	(2.0)	57.0	13.2
Interest expense	25.2	24.3	73.9	52.7
Depreciation and amortization	91.7	80.6	271.6	219.4

EBITDA	206.9	104.4	552.8	368.2

Reconciling items:

Restructuring and acquisition related costs	—	79.2	31.2	127.2
Fair market value inventory adjustment	—	8.8	5.9	8.8
Foreign currency gains related to ODS	—	(18.0)	—	(26.7)
Inventory write-off	—	1.6	—	1.6
Purchase of sublicense-Molecular testing	—	5.8	—	5.8
Litigation accrual	—	3.9	—	3.9

Adjusted EBITDA	$206.9	$185.7	$589.9	$488.8

The increase in Adjusted EBITDA of $21.2 million and $101.1 million for the three and nine months ended September 30, 2010 in comparison to the same periods in 2009, was primarily due to an increase in net earnings, income taxes, and depreciation and amortization as a result of completing our five year leasing transition to operating-type leases.

Adjusted tax rate excludes the incremental tax effect of income and expense items excluded from adjusted net earnings, as described above. A reconciliation of the tax rate, the GAAP measure most directly comparable to adjusted tax rate, is provided below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
GAAP tax rate	25.6%	(400.0)%	27.5%	13.7%
Reconciling items:
Restructuring and acquisition related costs	—	403.2%	1.6%	10.7%
Olympus intangible asset amortization	0.6%	14.3%	0.8%	0.2%
Fair market value inventory adjustment	—	39.8%	0.3%	0.6%
Foreign currency gains related to ODS acquisition	—	(108.3)%	—	(2.6)%
Inventory write-off	—	9.6%	—	0.2%
Interest expense on debt offering	—	14.3%	—	0.5%
Purchase of sublicense-Molecular testing	—	35.1%	—	0.6%
Litigation accrual	—	20.7%	—	0.3%
Deferred tax write-off	—	—	(3.9)%	—

Adjusted tax rate	26.2%	28.7%	26.3%	24.2%

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

	Nine Months Ended September 30,
	2010	2009
Net cash provided by operating activities	$476.5	$402.2
Additions to property, plant and equipment	(102.7)	(106.2)
Additions to customer leased instruments	(131.1)	(114.6)

Free cash flow	$242.7	$181.4

Net cash provided by operating activities for the nine months ended September 30, 2010 and 2009 includes pension contributions of $20.0 million and $24.0 million, respectively. The improvement in free cash flow for the nine months ended September 30, 2010 in comparison to the same period in 2009 is primarily due to the completion of our five year leasing transition to operating-type leases and lower revenue growth.

Free cash flow margin is calculated using free cash flow, as described above, divided by trailing twelve months of revenue. It is a non-GAAP measure that management believes provides useful supplemental information for management and investors. We believe this measure provides management and investors with a measure to determine the health of the business and cash flow generated by the business in excess of the cash needed to be reinvested in the business. We provide this financial measure as a supplement to GAAP information to assist ourselves and investors in understanding the impact of various items on our cash flows. Free cash flow margin for the trailing 12 month periods ended September 30, 2010 and 2009 was 8.2% and 7.3%, respectively due to an increase operating activities in the current year.

Return on invested capital (“ROIC”) is a non-GAAP measure that management believes is useful to investors as a measure of performance and effectiveness of the use of capital in our operations. We use ROIC as one measure to monitor and evaluate performance and as a factor in evaluating management performance for long-term incentive compensation purposes. ROIC is not a measure of financial performance under GAAP and may not be defined and calculated by other companies in the same manner.

ROIC for the trailing 12 month periods ended September 30, 2010 and 2009 was 9.9% and 9.3%, respectively, and is defined as the percentage resulting from calculating the quotient of (x) the trailing 12 months earnings before income taxes, interest expense, and non-GAAP reconciling items, but after estimated taxes, divided by (y) average invested capital, calculated as the average of invested capital for the current period and the 12 months prior period using a 2 point average. Invested capital is calculated as total assets less cash, investments, and current liabilities.

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

•	Invest in additional customer leased equipment remaining on our balance sheet,

•

Maintain or raise our quarterly dividend. In October 2010, our Board of Directors declared a quarterly cash dividend of $0.19 per share, payable on November 19, 2010 to stockholders of record on November 5, 2010,

•	Pay costs associated with our supply chain and restructuring initiatives,

•	Make pension and postretirement plan contributions,

•	Repurchase our common shares and

•	Repurchase our notes.

We purchased U.S. Treasury and other debt securities during 2010 in order to earn a return on our excess cash and for the future payment of senior notes due in 2011. These are included as available-for-sale investments in the Company’s Condensed Consolidated Balance Sheet. Investments include primarily corporate bonds, government agencies, government treasury bills, and government guaranteed bonds. We estimate the fair values of our investments based on quoted market prices.

We expect payments associated with the environmental clean up of our Fullerton facility to become more significant in 2011 and beyond. Our Fullerton facility is currently listed for sale; however, we are unable to predict when we may receive any proceeds from a potential sale.

In November 2001, we issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011. In July 2010 we redeemed $11.0 million of the Notes. We expect to retire the remaining Notes with available cash in 2011.

The following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Nine Months Ended September 30,
	2010	2009
Cash provided by (used in):
Operating activities	$476.5	$402.2
Investing activities	(387.9)	(1,028.1)
Financing activities	(92.1)	765.3
Effect of exchange rates on cash and cash equivalents	(0.7)	2.9

Change in cash and cash equivalents	$(4.2)	$142.3

Cash provided by operating activities for the first nine months of 2010 increased by $74.3 million primarily due to an increase in cash from net earnings from operations, including the effect of adjusting for non-cash items offset by a decrease in cash required to fund changes in net operating assets and liabilities.

Investing activities used cash of $387.9 million in the first nine months of 2010, compared to $1,028.1 million in the same period in 2009, resulting in a decrease of $640.2 million. The decrease in investing activities is attributable to the acquisition of Olympus for a purchase price, net of cash received, of approximately $786 million in August 2009 and is partially offset by a net purchase of investments of $130.3 million and additional spending for new customer leased instruments during 2010.

Cash flows provided by financing activities decreased by $857.4 million compared to the same period in the prior year due primarily to our $500.0 million debt offering completed in May 2009 and the $240.0 million equity offering completed in July 2009 to finance a portion of the Olympus acquisition. Additionally, during the first nine months of 2010 the Company repurchased treasury stock totaling $92.9 million.

Financing Arrangements

On July 8, 2010, $11.0 million of the Company’s $235.0 million Senior Notes due November 15, 2011 were redeemed early pursuant to the terms of the Senior Notes. In connection with this redemption the Company incurred approximately $0.7 million in debt extinguishment costs.

At September 30, 2010 approximately $209 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available, excluding the accounts receivable securitization program described below.

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold an ownership interest in the underlying receivables to multi-seller conduits administered by a third party bank. The sale of receivables under the program is accounted for as a secured borrowing. The assets of BCFC will be available first and foremost to satisfy the claims of the creditors of BCFC. The cost of funds under this program varies based on changes in interest rates. The term of the agreement extends to November 12, 2010 and the maximum borrowing amount is $125.0 million. We did not have any amounts outstanding on the facility as of September 30, 2010.

In May 2009, we entered into an Amended and Restated Credit Agreement (the “Credit Facility”) and extended the maturity date of the Credit Facility to May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of September 30, 2010 was 2.50%. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of September 30, 2010 was a S&P rating of BBB. At September 30, 2010, no amounts were outstanding under the Credit Facility.

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

We have significant foreign currency exposures related to the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of September 30, 2010 and December 31, 2009, the notional amounts of all derivative foreign exchange contracts were $492.9 million and $546.3 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of September 30, 2010 and December 31, 2009 resulted in the recognition of net assets of $3.1 million and $1.9 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at September 30, 2010. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $19.1 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $16.8 million in these instruments. Losses and gains on the underlying hedged transactions would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at September 30, 2010 were not materially different than those at December 31, 2009.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments. A one percentage point increase or decrease in interest rates was estimated to have no impact to our pre-tax earnings based on the amount of variable rate debt outstanding at September 30, 2010.

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

Information required by Item 103 of Regulation S-K is set forth in Note 14, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and is incorporated herein by reference.

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

Our compliance costs include addressing our ongoing responsibilities under FDA regulations that apply to our products both before and after they are cleared or approved for distribution. Any material delays in obtaining clearance for distribution of our new or modified products could have a material adverse effect on our results of operations. Furthermore, if FDA were to conclude that any of our products are ineffective or pose an unreasonable health risk even after obtaining clearance for distribution, or if we are not in compliance with applicable regulations, FDA could:

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

For information regarding our quality systems and product quality matters, see “Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quality Systems and Quality Matters.”

As we have previously disclosed, we are currently working to obtain updated 510(k) clearances for our troponin test kits available on our Dxl and Access immunoassay instruments. Our ability to obtain in a timely manner any necessary 510(k) clearances for troponin or any of our other applicable products will depend on many factors, including our ability to reach agreement with FDA on clinical trial protocols, identify and locate qualified test sites, recruit patients meeting the necessary criteria, and obtain the necessary trial results. Therefore, we can provide no assurance that the necessary clearance or approvals will be obtained within the timeframe anticipated, if at all.

Furthermore, the process for 510(k) clearances for any of our new or modified products could be lengthy and costly and may require the withdrawal of products from the market until such clearances are obtained as well as the imposition of recalls or the initiation of enforcement actions against us by FDA, including warning letters, fines, seizures, consent orders or injunctions. The loss of revenue from our products that are the subject of FDA inquiries could be more than we estimate and our foreign sales could also be adversely affected. These issues could cause us to lose customers and there could be unanticipated costs associated with these matters or other discussions with FDA.

Given the issues pertaining to our troponin test kits as well as our recent recalls relating to sodium testing on our LX and DxC chemistry systems, we are continuing to evaluate our internal processes and procedures regarding our quality systems and product quality matters. It is possible that more of our products could be affected and the actions with respect to those products could adversely affect our business and operating results. Our internal review of our products could reveal failures in our processes and systems which could be significant.

In addition, foreign governmental regulations have become more common and stringent. We may become subject to more rigorous regulation by foreign governmental authorities in the future. Penalties for noncompliance with foreign regulation could be severe, including revocation or suspension of the ability to sell products in that country and criminal sanctions. An adverse regulatory action in the U.S. or in other countries could restrict us from effectively marketing and selling our products.

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

We must deliver products and services that meet customers’ and patients’ needs and expectations or our business and results of operations will be adversely impacted.

Our ability to retain customers, attract new customers, grow our business and develop our brand depends on our success in delivering products and services that meet our customers’ and patients’ needs and expectations. If we are unable to deliver reliable products in a timely and prompt manner, promptly respond to and address quality issues, provide superior customer service, develop and maintain cross-functional communication within our company, and comply with applicable regulations and rules, our ability to deliver products that meet our customers’ and patients’ needs and expectations, our competitive position, our branding, and our results of operations may be adversely and materially affected. Furthermore, any improvement in the perception of the quality of our competitors’ products or services relative to the quality of our product and services could adversely and materially affect our ability to retain our customers and attract new customers.

If we do not develop and introduce successful new products in a timely manner our competitive position and our results of operations will be negatively impacted.

The process of developing new products is complex, costly and uncertain, and requires us to successfully integrate hardware, software and chemistry components. Furthermore, developing and manufacturing new products require us to anticipate customers’ and patients’ needs and requirements and emerging technology trends accurately. In addition, our ability to introduce new products may be affected by patents and other intellectual property rights of others, protection of our intellectual property from others, integration of acquired technologies or products, results of our clinical studies, sufficient allocation of resources, and receipt of regulatory approvals or clearance. Any delay in the successful development, production, marketing or distribution of a new product in a timely manner could adversely and materially affect our competitive position, our branding, and our results of operations.

We are subject to laws regulating fraud and abuse in the healthcare industry and any failure to comply with such laws could materially and adversely affect our business and our results of operations.

We are subject to various federal, state and local laws regulating fraud and abuse in the healthcare industry, including anti-kickback and false claims laws. The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. The recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. Arguably, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA purports to provide that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration could be subject to scrutiny if they do not qualify for an exemption or safe harbor. Many states have also adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for health care items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors.

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

Costs associated with completing environmental studies of the Fullerton facility may disrupt operations and materially and adversely affect our business and results of operations.

We have initiated environmental studies of the Fullerton facility and could incur substantial costs in addition to those already estimated and recorded depending upon determination of the remediation requirements.

We are subject to risks associated with our global operations.

We are a global business that generates approximately 50% of our total revenue outside the United States. This subjects us to a number of risks, including international economic, political and labor conditions, tax laws (including U.S. taxes on foreign subsidiaries), increased financial accounting and reporting burdens and complexities, unexpected changes in, or impositions of, legislative or regulatory requirements, failure of laws to protect our intellectual property rights adequately, inadequate local infrastructure and difficulties in managing and staffing international operations, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, transportation delays, operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters and diseases.

By conducting a global business in the United States and many other countries, we must continually interpret, and then comply with, the income tax rules and regulations in these countries. Any failure to comply with, or to interpret correctly, such applicable rules and regulations could subject us to civil or criminal liabilities. In particular different interpretations of income tax rules and regulations as applied to our facts by us and applicable tax authorities throughout the world could result, either historically or prospectively, in adverse impacts to our worldwide effective income tax rates and income tax liabilities. Other factors that could impact our worldwide effective tax rates and income tax liabilities are:

•	Amount of taxable income in the various countries in which we conduct business

•	Tax rates in those countries

•	Income tax treaties between countries

•	Extent to which income is repatriated between countries

•	Future changes in income tax rules and regulations

•	Adoption of new types of taxes such as consumption, sales and value added taxes

Moreover, as a global company, we are subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, gift policies, employment and labor relations laws, and other regulatory requirements affecting our foreign operations. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain aspects of our business operations, including those based in foreign countries where practices which violate such U.S. laws may be customary, will not take actions in violation of our internal policies. Any such violation, even if prohibited by our internal policies, could have an adverse effect on our business and result in significant fines or penalties.

Our investment of our pension plan assets in marketable securities is significant and is subject to market, interest rate and credit risk that may reduce its value and increase our liabilities.

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

If we are unable to recruit and retain key personnel our business may be materially and adversely impacted.

Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel, including members of our management. Experienced personnel in our industry are in high demand and competition for their talents is intense. If we are unable to successfully attract and retain key personnel, our business may be harmed. Effective succession planning is also a key factor for our long-term success. Our failure to effectively transfer knowledge and effectuate smooth transitions with respect to our key employees could adversely affect our long-term strategic planning and execution.

We are engaged in ongoing litigation and may be the subject of additional proceedings, which could materially and adversely affect our business and results of operations.

We are currently involved in litigation relating to events concerning our troponin test kits and similar litigation may be initiated against us. Additionally, we are subject to other legal and tax claims that arise from time to time. We cannot predict the outcome of any such proceedings or the likelihood that further proceedings will be instituted against us. We may not be successful in the defense of our current or future legal proceedings, which could result in settlements or damages that could adversely impact our business, financial condition and results of operations. Regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our management’s time and attention away from our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (1)	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 through 31, 2010	1,275,645	$61.27	1,275,560	—
August 1 through 31, 2010	1,072	45.62	—	—
September 1 through 30, 2010	707	46.86	—	—

Total	1,277,424	$61.25	1,275,560	—

(1)	1,864 of the shares repurchased are attributable to shares surrendered to us by employees in payment of tax obligations related to the vesting of restricted stock.
(2)	In February 2010, we announced that the Company’s Board of Directors authorized the repurchase of up to 1.5 million shares of common stock through 2010. During July 2010, the remaining 1,275,560 shares were repurchased pursuant to this plan.

Item 6.	Exhibits

A list of exhibits filed with this Form 10-Q is set forth in the Exhibit Index and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: November 4, 2010	By	/s/ J. Robert Hurley
J. Robert Hurley
Chief Executive Officer and President

Date: November 4, 2010	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President & Chief Financial Officer

Date: November 4, 2010	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Beckman Coulter, Inc. Sixth Restated Certificate of Incorporation dated May 2, 2005

3.2	Beckman Coulter, Inc. Amended and Restated Bylaws adopted December 4, 2008

10	Transition, Separation Agreement and General Release of all Claims, dated September 8, 2010, by and between Scott T. Garrett and Beckman Coulter, Inc. (incorporated by reference to Exhibit 10.1 to Beckman Coulter, Inc.’s Current Report on Form 8-K dated September 6, 2010)

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated November 4, 2010

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

101	The following financial statements are from Beckman Coulter, Inc.’s Report on Form 10-Q for the Quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.