Form 10-K
period 2010-12-31
BECKMAN COULTER INC
filed 2011-02-23
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-10109

BECKMAN COULTER, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-104-0600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

250 S. Kraemer Boulevard, Brea, California	92821
(Address of principal executive offices)	(Zip Code)

(714) 993-5321

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2010: $4,246,543,815

71,258,612 shares of the registrant’s Common Stock, $0.10 par value were outstanding as of February 11, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None

2	BEC 2010 FORM 10-K

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

Part I

Item 1. Business.

Company Profile

From complex DNA sequencing in pioneering research laboratories and high-volume laboratory testing in hospitals to simple single-use diagnostic screening kits used in physicians’ offices, Beckman Coulter is the world’s largest company devoted solely to biomedical testing. We estimate this market had about $43 billion in worldwide sales in 2010. Tracing our origins to 1935, we are a leading manufacturer and marketer of biomedical testing instrument systems, tests and supplies that simplify, automate and innovate complex laboratory processes. Our inspiration is to improve patient health and reduce the cost of care with products that fall into two basic categories:

•

Clinical Diagnostics, which represent over 87% of our total revenues, produce information physicians use to diagnose disease, make treatment decisions and monitor patients in hospitals and other critical care settings around the world. We estimate that more than 70% of health care decisions are based on critical diagnostic information produced by laboratory-based testing. Our clinical diagnostic customers include hospitals, physician’s offices and reference laboratories. Central laboratories of mid- to large-size hospitals represent our most significant customer group.

•

Life Science research instruments, which generate less than 13% of total revenues, are used by scientists to study complex biological problems including the causes of disease, identifying new therapies and testing new drugs. Our Life Science customers include pharmaceutical and biotechnology companies, universities, medical schools and research institutions. Some of our products are also used in industrial settings to make critical measurements.

Approximately 54% of our revenue is derived outside of the United States. In 2010, about 81% of our total revenue and more than 92% of our gross profit was generated from recurring revenue consisting of consumable supplies (including reagent test kits), service and operating-type lease payments.

BEC 2010 FORM 10-K	3

Incorporated in Delaware in 1988, we had, as of December 31, 2010, approximately 11,900 employees in approximately 150 facilities on six continents, all dedicated to improving patient health and reducing the cost of care in more than 160 countries in which our products are sold.

•	This Comprehensive Product Portfolio chart above lists our products and our competitive position. Not all products are included in the chart.

•

Market estimates and share amounts are approximate and are based on external surveys and company estimates. For additional information regarding our business segments and geographic information see Note 19 “Business Segment Information” of the Notes to consolidated financial statements in Item 8 of this Form 10-K.

Company History

Beckman and Coulter combine two of the best known brand names in laboratory science. We adopted our current name in April 1998, changing from Beckman Instruments, Inc. to Beckman Coulter, Inc. (the “Company”, “we”, “our”), to reflect the October 1997 acquisition of Coulter Corporation.

Beckman Instruments, Inc., founded by Dr. Arnold O. Beckman in 1935, entered the laboratory market with the world’s first pH meter, an electronic instrument used to measure pH (acidity or alkalinity). The company became a publicly traded corporation in 1952. In 1968, Beckman Instruments, Inc. expanded its laboratory instrument focus to include healthcare applications in clinical diagnostics. We were acquired by SmithKline Corporation to form SmithKline Beckman Corporation in 1982, operating as a subsidiary of SmithKline Beckman until 1989, when we once again became a separate publicly owned company.

4	BEC 2010 FORM 10-K

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

In 2009 we completed the acquisition of the diagnostic systems portion of Olympus Corporation to extend our Clinical Diagnostics chemistry and automation product offering and enhance our geographic reach and scale.

On February 6, 2011, Beckman Coulter, Danaher Corporation, a Delaware corporation (“Danaher”), and Djanet Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Danaher (“Purchaser”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Danaher, through the Purchaser, agreed to commence an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.10 per share, for $83.50 per share in cash, without interest. The consummation of the transaction is subject to several conditions, including regulatory approvals. Subject to the conditions set forth in the Merger Agreement, and in the Offer, the transaction is expected to be completed in the first half of 2011. For further information on our pending transaction with Danaher, see Note 21, ”Subsequent Events” of the Notes to consolidated financial statements in Item 8 of this Form 10-K, “Risk Factors” in Item 1A of this Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K. All forward-looking statements in this Annual Report on Form 10-K, including those in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors,” do not take into account the impact of, or give any effect to, the pending transaction with Danaher.

Company Strengths

We believe the Beckman and Coulter names have become two of the most valuable brand names in biomedical testing for a number of reasons:

•	Our installed base of more than a quarter million systems operating in laboratories in more than 160 countries

•	Our breadth of product offering and “building block” designs provide laboratories with broad-based testing capability that is highly configurable and flexible

•	Our world class menu of more than 600 clinical diagnostics tests, addressing the vast majority of hospital-based routine laboratory testing needs

•

Our development capabilities across chemical, biological, hardware and computer science disciplines enable a prolific flow of new systems to meet customer requirements for simplifying, automating and innovating laboratory testing

•

We have a first mover advantage in automation, the first to develop an integrated centrifuge, the first with refrigerated post-analytical storage and the only company currently with cap-piercing technology. With the leading market share in the United States, we are the recognized leader in total laboratory automation.

Strategic Initiatives

Our core strategy is to simplify, automate and innovate biomedical testing processes. Our strategic initiatives for 2011 focus on improving and enhancing quality in all core aspects, including our quality system, our product quality and our service quality. In addition, our strategic initiatives for 2011 include the following:

•

We are working to expand our test menu, particularly in our immunoassay, flow cytometry and molecular diagnostics products and believe our focus on certain disease states will enable us to deliver enhanced testing capability to our customers, which will ultimately improve patient health and reduce the cost of care.

•

We are building on our industry-leading ability to help customers simplify, automate and innovate their workflow. Our unparalleled knowledge of customers’ laboratory processes supports our sales of clinical information systems, automation and work cell products and growing our installed base of instruments.

•	From a geographic perspective, we are increasing resources in emerging markets, including China, which we believe will improve our opportunities for long-term growth.

•

We are designing an automated, fully integrated molecular diagnostic sample-to-result system to enable moderately complex testing in clinical diagnostic laboratories. Product development costs for the project are anticipated to be about $44 million per year at least through 2012, excluding any test menu licensing fees.

BEC 2010 FORM 10-K	5

Customers and Markets

We provide the critical laboratory tools that enable our customers to:

•	Conduct basic research into the fundamental processes of human biology

•	Develop vaccines and drugs to treat disease

•	Conduct clinical trials and related research activities

•	Perform tests ranging from simple patient blood analysis to complex clinical diagnostics

Our customers are the hospitals, laboratories, research centers and physician’s offices that are continuously searching for processes and systems to help them perform these types of tests faster, more efficiently and at a lower total cost. To meet these needs, we seek to leverage our investment in research and development (“R&D”) and to use our core competencies in systems integration, applications, distribution and service to create systems that meet customer and patient requirements.

Most of our instruments are provided to customers under cash sales or operating-type leases (“OTLs”). We provide OTLs under bundled lease arrangements, in which our customers pay a monthly amount for consumable supplies (including reagent test kits), services and operating-type lease payments for our leased instruments. Our lease arrangements primarily take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents and the customer is billed monthly based on actual reagent usage.

As indicated in the above Comprehensive Product Portfolio chart, Beckman Coulter targets two principal markets: Clinical Diagnostics and Life Science. See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quality Systems and Quality Matters.”

Clinical Diagnostics

Key facts relating to our Clinical Diagnostics business:

•	Beckman Coulter 2010 Revenues — $3,210.1 million

•	Estimated World Market — $43 billion

•	Top Five Competitors’ Share — over 70%

•	Estimated Long Term Market Growth Rate —approximately 6% in constant currency

•	Typical Customers — hospitals, clinics, physicians’ offices and reference laboratories

•

Beckman Coulter Products — UniCel DxC and AU Chemistry Instruments and Reagents, UniCel DxI Access Immunoassay instruments and kits, Hematology and Flow Cytometry instruments and supplies, and Hemostasis instruments and test panels

•

Principal Competitors — Abbott Laboratories (Diagnostics Division), Johnson & Johnson (Ortho Clinical Diagnostics), F. Hoffman – La Roche Ltd. (Roche Diagnostics), Siemens AG (Laboratory Diagnostics), Mindray Medical International Limited and Sysmex Corporation.

Clinical diagnostics products are used to evaluate and analyze samples made up of body fluids, cells and other substances from patients or in vitro diagnostic or IVD testing. More than 20 billion tests are conducted each year worldwide, with over 82% of the tests considered to be routine tests. The information generated is used to diagnose disease, monitor and guide treatment and therapy, assist in managing chronic disease and assess patient status during hospital admission and discharge. This type of diagnostic testing is increasingly valued as an effective method of reducing health care costs through accurate, early detection of health disorders and enhanced management of treatment, potentially reducing the length of expensive hospital stays and improving patient outcomes. Due to their important role in the diagnosis and treatment of patients, these tests are an integral part of the overall care of patients. In general, clinical diagnostic testing informs over 60-70% of critical health care decisions, while representing less than 3% of overall health care costs.

The major fields that comprise the clinical diagnostics testing industry are clinical chemistry, immunoassay, microbiology, hematology and coagulation, with molecular diagnostics a new and expanding part of the clinical diagnostics testing market. We have significant market positions in the three largest fields: clinical chemistry (33% United States; 25% worldwide), immunoassay (18% United States; 8% worldwide) and hematology (45% United States; 26% worldwide).

6	BEC 2010 FORM 10-K

Today’s clinical laboratories face unique and significant challenges. Newer diagnostic tests demand greater and greater sensitivity and specificity and can be complex and time consuming to perform. At the same time, the laboratory must consistently and rapidly provide high quality results, often 24 hours per day, in a regulated environment that is faced with a shortage of skilled labor. We are the leading provider of progressive automation and clinical information solutions to help laboratories reduce testing turnaround time, reduce the staff required, enhance the quality of testing, reduce overall health care costs and improve patient care.

Life Science

Key facts relating to our Life Science business:

•	Beckman Coulter 2010 Revenues — $453.3 million

•	Estimated World Market — $47.6 billion

•	Estimated Long Term Market Growth Rate — 3 to 4% in constant currency

•	Typical Customers — Research laboratories in universities and medical schools, research institutes, government laboratories, and biotechnology and pharmaceutical companies

•	Beckman Coulter Products — Centrifuges, automated liquid handling systems, and capillary electrophoresis systems

•

Principal Competitors — Agilent Technologies, Inc. (Chemical Analysis Group), Life Technologies Corporation, Hamilton Company, Perkin Elmer Inc., Tecan Group, Ltd., Hitachi Koki Co., Ltd., Becton Dickinson and Company (BD Bioscience Immunocytometry Systems), eBioscience, Inc., and Thermo Fisher Scientific Inc. (Life Science).

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

Growth in the life science testing market is driven by funding for government and academic research, pharmaceutical R&D spending and biotechnology investment. Universities and medical research laboratories represent about half of the life science testing market. These customers use human samples to perform clinical research and to conduct basic medical research to further understand the basis of disease, and to characterize disease states. Biotechnology firms and pharmaceutical companies represent the other half of the life science testing market. They rely on our instrument systems to speed the long and detailed process of developing therapeutics. Also, once new therapeutics and vaccines emerge from the research phase, they move into clinical trials to evaluate their effectiveness, where our products are used to monitor clinical trials.

Business Segments

We operate our business on the basis of two operating segments: Clinical Diagnostics and Life Science. Segment revenue and profit information for the last three fiscal years is presented in Note 19 “Business Segment Information” of the Notes to consolidated financial statements in Item 8 of this Form 10-K. We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information. Within our Clinical Diagnostics segment, we have identified three product areas, each focused on a core product strategy: chemistry and clinical automation, immunoassay and molecular diagnostics and cellular analysis.

Approximately 81% of our revenue and 93% of our gross profit are derived from recurring revenue, comprised of consumable supplies (including reagent test kits), services and operating-type lease payments for our leased instruments. The balance of our revenue is derived from cash instrument sales. Our products and services include:

•	Instruments, which typically have a five to seven year life in their initial placement.

•	Supplies such as sample containers, adapters and pipette tips and other items used during test procedures

•	Test kits, which include chemistries consisting of reagents that react with samples to produce measurable, objective results, as well as calibrators and quality control materials

•

Services provided by scientists and technical specialists in each product line and major scientific discipline served by our products. These individuals provide the level of after-sales service and technical support critical to customer satisfaction, including technical support by telephone, delivery of parts and servicing instruments on site

BEC 2010 FORM 10-K	7

•	Data management tools that consolidate patient test information from multiple instruments in the lab before releasing the results to the laboratory information system

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

Chemistry Systems. Our primary clinical chemistry systems are:

•	Ultra high volume laboratories -AU5800, our highest throughput analyzer (almost 10,000 tests per hour), AU 5400 and AU2700

•	High volume laboratories - UniCel DxC 800

•	Moderate volume laboratories - UniCel DxC 600 and AU680

•	Small to medium volume laboratories - AU480

Both the UniCel DxC 600 and 800 systems are capable of performing closed tube sampling, which allows the operator to use the tubes that samples are collected in to perform tests. This capability eliminates the tedious and time consuming de-capping and recapping steps while reducing operator exposure to biohazards and repetitive motion injuries. These systems also offer minimal daily maintenance, fast start up and superior STAT testing capability. The AU5800*, 5400, 2700, 680 and 480 systems are amongst the highest throughput and most reliable analyzers on the market today.

Clinical Lab Automation. In recent years, automation has become an increasingly important element in the efficient operation of clinical laboratories as a result of an increasing shortage of skilled laboratory personnel and an increasing focus on total cost savings. We address these needs through our Power Processor, AutoMate 600/800 and AutoMate 1200/2500 systems. Our Power Processor and AutoMate systems allow the laboratory to automate a number of pre-analytical steps, including sample log-in and sorting through bar code technology, centrifugation, aliquoting and cap removal. These systems also sort the prepared samples into discrete racks for further processing on our clinical chemistry, immunoassay, coagulation and hematology systems. The post-analytical capability includes re-sorting for additional testing on other instruments or to a storage position. The Power Processor can be integrated with modules, track systems and analyzers to create comprehensive laboratory automation that handles virtually all of the laboratory’s preanalytical and post analytical processes. The Automate 1200/2500 systems automate the pre- and post-analytical sample handling steps in very to ultra-high volume laboratories.

Point of Care Testing. Point of care testing products are used in physicians’ office laboratories, clinics, hospitals and other medical settings. These products include a range of rapid diagnostic test kits as well as immunoassay and hematology instruments that give physicians immediate information to help them manage patients. The Hemoccult and Hemoccult SENSA tests are the industry standard in fecal occult blood testing and are used as aids in screening for gastrointestinal disease and colorectal cancer.

* AU 5800 cleared for sale only in Japan: Navios not cleared for sale in the United States

8	BEC 2010 FORM 10-K

Immunohematology. Our immunohematology products include the PK 7300 fully automated analyzers, blood grouping reagents and CMV and Syphilis screening tests. These products are sold to blood donor testing centers. The PK 7300 analyzer includes features that enable customers to comply with donor testing regulations around the globe. PK systems are the highest throughput and among the most reliable products in the donor testing market. The majority of donor blood units collected worldwide are tested on a PK system.

Immunoassay and Molecular Diagnostics.

Immunoassay Products. Immunoassay systems also detect and quantify chemical substances of diagnostic interest in blood, urine or other body fluids. Commonly performed immunoassay tests assess thyroid function, screen and monitor for cancer and cardiac risk and provide important information in fertility and reproductive testing. Other tests are used to monitor critical factors associated with anemia, blood viruses and infectious disease.

We offer more than 60 automated immunoassay test kits targeted to a broad range of disease states, from heart disease (troponin) to reproductive testing (Inhibin A). Our most significant products are the Access family of immunoassay systems, which includes:

•	Small to moderate volume laboratories - Access 2 Immunoassay System

•	Moderate to high volume laboratories - UniCel DxI 600 Access Immunoassay System

•	High and ultra high volume laboratories - UniCel DxI 800 Access Immunoassay System, the highest throughput immunoassay system available in the industry.

Most of the systems use identical reagents, which can facilitate improved work flow and flexibility and can simplify inventory management for the laboratory.

Molecular Diagnostics Products. Molecular diagnostics is an emerging and promising field that includes testing for infectious diseases, genetic diseases and disorders, human cancers and pharmacogenics. As knowledge of the genome and its functioning continues to expand, new applications are being developed and, in some cases, are being used today as diagnostic tools as well as in genetic disease susceptibility testing. We are developing a sample-to-result system for molecular diagnostics, the UniCel DxN, which we believe will meet the needs of routine, moderately complex clinical laboratories for an automated, fully integrated molecular diagnostics test system. We expect to commercialize the UniCel DxN in 2012.

Chemistry/Immunoassay Work Cells. Work cells, the integration of chemistry and immunoassay, is one of the fastest growing areas in the clinical diagnostics laboratory testing. We offer five of the most capable work cells in the industry, from the mid-volume UniCel DxC 600i to the high-volume DxC 880i.

Beckman Coulter work cells offer our entire menu of more than 150 chemistry and immunoassay tests from a single point of sample entry. And they all feature our exclusive closed-tube sampling, which helps improve efficiency and reduce the potential for errors. Importantly, the entire fielded base of UniCel DxC 600 and 800 chemistry systems can be upgraded to work cells.

Cellular Analysis

Hematology Products. Our blood cell systems use principles of physics, optics, electronics and chemistry to separate cells of diagnostic interest and then quantify and characterize them. These systems allow clinicians to study formed elements in blood, such as red and white blood cells and platelets. The most common laboratory diagnostic test is a “CBC” or complete blood count, which provides information on from 8 to 23 different blood cell parameters. Our hematology product line is structured to address the differing requirements of high, medium and low volume laboratories and includes:

•

COULTER DxH 800, which provides a differentiated modular and scalable system for cellular testing. The system’s algorithms and optics deliver enhanced value by reducing the number of manual reviews by laboratorians using a microscope, when a sample is flagged as abnormal. The overall system design is expected to enable future integration of full flow cytometry capability, which should better meet customers’ cellular analysis needs, yielding test menu expansion.

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

BEC 2010 FORM 10-K	9

•	COULTER LH 500 Hematology Analyzer. These systems offer the technology features of larger systems in a compact bench top system.

•

COULTER DxH300 and Ac•T family of hematology systems. These hematology analyzers are small, compact and relatively simple to use, making them well suited for low volume physician office labs and smaller laboratories. They also are suitable for use with small volume pediatric specimens, as these systems require comparatively small sample volumes for analysis.

Flow Cytometry Products. Flow cytometry is used in numerous applications in basic research, clinical research, therapeutics and clinical diagnostics testing. Flow cytometers rapidly sort, identify, categorize and characterize multiple types of cells in suspension. Flow cytometers allow analysis of cell types including specific cell characteristics such as phenotype, thereby allowing researchers to analyze specific cell populations. This analysis can be performed beyond blood to include bone marrow, tumors and other cellular samples. Our line of flow cytometry systems includes:

•	Gallios research analyzer used for a broad range of research applications

•	Navios clinical analyzer used in applications such as HIV monitoring and a variety of clinical research applications, such as leukemia and lymphoma testing

•

CyAn ADP analyzer, predominantly used in research, is known for its speed and is finding increased utility where speed of analysis can be a key requirement, such as high content and high throughput screening for therapuetics

•

MoFlo Astrios and XDP cell sorters are high performance, high speed cell sorter used to identify and individually select and sort cells of interest for further analysis, often at a functional or genetic level

•

Cytomics FC 500 series of flow cytometry systems and COULTER EPICS XL and XL-MCL flow cytometer series, which also are used in the clinical laboratory, predominantly for HIV monitoring and additionally in the case of the FC500 for CD34 enumeration

•	Cell Surface and intracellular characterization reagents for both the clinical and research settings.

Coagulation Products. Coagulation systems rely on clotting, chromogenic and immunologic technologies to provide the detailed information that clinicians require to diagnose bleeding and clotting disorders and to monitor anticoagulant therapy. We offer a range of hemostasis systems and reagents as the distributor of the Instrumentation Laboratory ACL line of hemostasis systems and its Instrumentation Laboratory and Hemoliance brands of reagents in North America, China and certain other markets. We believe these products give a laboratory access to the broadest automated hemostasis menu in the industry, from routine screening tests such as the activated partial thromboplastin time and prothrombin time to a wide range of esoteric tests.

Life Science

Life Science Automation. Our products are used in many parts of the drug discovery and development process as well as automated sample preparation for genomic and cellular analysis. Important applications for these automation products include sample preparation for high throughput genomic analysis such as genotyping. The analysis of massive amounts of genetic information requires automation of sample preparation to meet throughput requirements. Our automation systems are used in the process of handling live cells in a high throughput mode as biologic drugs are a critical part of the drug development pipeline. Other drug development applications that require samples to be processed in an automated or high-throughput mode include target identification, secondary screening and pre-clinical testing.

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

Capillary Electrophoresis. This microscale technology provides the separation, quantitation and characterization of charged/polar molecules like ions, drugs, metabolites, proteins, glycoproteins and nucleic acids in a fast and efficient way, reducing analysis cost, sample consumption and time to answer. We have developed this core separation technology into analytical solutions for industrial, food safety, academic, medical and government laboratories. Our CE based solutions include:

•

PA 800 Plus, Pharmaceutical Analysis system for characterization and quality control of therapeutic biologics using automated SDS-gel for purity analysis, isoelectric focusing for heterogeneity and identity determination and glycan analysis for in depth characterization

10	BEC 2010 FORM 10-K

•	GeXP Genetic Analysis system that focus on gene expression, SNP detection, STR analysis and sequencing for pathogen identification, stem cell, cancer and industrial applications

•	P/ACE Series system focusing on ion, drug and metabolite analysis in industrial, forensic and medical research

Nucleic Acid Purification. Our wholly owned subsidiary, Beckman Coulter Genomics, Inc., is a leading provider of nucleic acid purification products in the biomedical research and clinical diagnostic market. Its patented Solid Phase Reversible Immobilization (SPRI) technology provides state-of-the-art results for the isolation and purification of RNA and DNA. This technology may be integrated with any automated liquid handling systems, including Beckman’s Biomek, to provide customers with an automated solution for nucleic acid purification. Leveraging our rich genomic experience and proprietary chemistry knowledge, we offer a comprehensive set of Genomic Services including PCR, NextGen Sequencing, Genotyping, Genexpression and wide array of biologic testing. These genomic services provide critical information to our customer in support of scientific advancement from benchtop discovery through phase IV clinical trial support. We are incorporating the SPRI technology into other product lines to further expand the overall use of this technology. We continue to expand our genomic services testing business offering comprehensive services for biotechnology and pharmaceutical companies.

Competition

To compete effectively in our markets, we must invest in R&D and establish the technical infrastructure needed to develop complex systems, integrating engineering, chemical, biological and computer sciences. In addition, an extensive distribution infrastructure with highly qualified personnel to perform sales, service, customer training and technical product support is needed. Also, in some cases, authorization to market Clinical Diagnostics products must be obtained from regulatory authorities in the United States and other countries. We consider our reputation for service responsiveness and our sales and service network within our market segments to be important competitive assets.

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

Research and Development

We must continue to introduce new instrument and reagent technologies and remain at the forefront in helping customers advance medical science, improve patient outcomes and reduce healthcare costs to continue to grow, gain market share and remain competitive. Our strategy is to develop, acquire and defend intellectual property and invest in R&D.

Our new products originate from four sources:

•	Internal R&D programs

•	External collaborative efforts with technology companies and individuals in academic institutions

•	Devices or techniques generated in customers’ laboratories

•	Business and technology acquisitions and licenses.

Development programs focus on production of new generations of existing product lines as well as new product categories not currently offered. Areas of pursuit include innovative approaches to near patient testing, molecular diagnostics, cell characterization and sorting, immunoassay, molecular biology, advanced electrophoresis technologies and automated sample processing and information technologies. Our R&D teams are skilled in a variety of scientific, engineering and computer science disciplines, in addition to a broad range of biological and chemical sciences. Our R&D expenditures were $268.6 million in 2010, $266.4 million in 2009 and $280.1 million in 2008. Our expenditures vary due primarily to charges incurred in certain periods to acquire licenses for products in development that have no alternative future use and the proportion of technical talent that is allocated to support current products.

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

BEC 2010 FORM 10-K	11

critical to customer satisfaction. This includes capabilities to provide technical support by phone and to deliver parts or have a service engineer on site. To have such capabilities on a global basis requires a major investment in personnel, facilities and other resources. Our installed base of more than 275,000 major instruments makes the required service and support infrastructure financially viable.

Patents and Trademarks

Patents and other proprietary rights are essential to our business. We rely on trademarks, copyrights, trade secrets, know-how and confidentiality agreements to develop, maintain and strengthen our competitive position. We own a large number of patents and trademarks throughout the world and have also entered into license arrangements of various third-party patents and technologies.

Products manufactured by us are sold primarily under our own trademarks and trade names. Our primary trademark and trade name is “Beckman Coulter” alone or in association with our logo. We vigorously protect our primary trademark, which is used on or in association with our worldwide product offerings. We believe that the name “Beckman Coulter” is recognized in laboratories worldwide as a premier source of biomedical instrumentation and products. We also own and use secondary trademarks with various products for product differentiation purposes. “Coulter” is used as a secondary mark and source identifier with some of our products.

We protect our products and technology through patents on a worldwide basis, balancing the cost of such protection against obtaining the greatest value. We currently maintain a worldwide patent portfolio of approximately 3,160 active patents and pending applications for patents. Our entire portfolio of patents and applications is distributed between our Clinical Diagnostics and Life Science products and the chemistries and kits used with them.

We also protect certain unpatented confidential and proprietary information important to our business as trade secrets. We maintain certain details about our processes, products and technology as trade secrets and generally require employees, consultants, parties to collaboration agreements and other business partners to enter into confidentiality agreements.

We recognize the need to promote the enforcement of our patents and trademarks and continue to take commercially reasonable steps to enforce our patents and trademarks around the world against potential infringers. We operate in an industry susceptible to significant patent litigation. At any given time, we generally are involved as both a plaintiff and defendant in several patent infringement and other intellectual-property related actions. Such litigation can result in significant royalty or other payments or result in injunctions that can prevent the sale of products.

Government Regulations

Our products and operations are subject to a number of federal, state, local and foreign laws and regulations. Virtually all of our Clinical Diagnostics products and some of our Life Science products are classified as “medical devices” under the United States Food, Drug and Cosmetic Act (the “FDCA”). The FDCA requires these products, when sold in the United States, to be safe and effective for their intended use and to comply with regulations administered by the United States Food & Drug Administration (“FDA”). See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quality Systems and Quality Matters.”

These regulatory requirements include:

•	Establishment Registration. We must register with FDA each facility where regulated products are developed or manufactured. These facilities are periodically inspected by FDA.

•

Marketing Authorization. We must obtain FDA authorization to begin marketing a regulated, non-exempted product in the United States. For most of our products, this authorization is obtained by submitting a pre-market notification, which simply provides data on the performance of the product to allow FDA to determine substantial equivalence to a product already in commercial distribution in the United States. A small number of products must go through a formal pre-market approval process which includes the performance of clinical studies and may include review of the product by a formal scientific review panel. In January 2011, the FDA announced twenty-five specific action items it intends to take with respect to the pre-market notification process. FDA issued its recommendations and proposed action items in response to concerns from both within and outside of FDA about the pre-market notification program. Although FDA has not detailed the specific modifications or clarifications that FDA intends to make to its guidances, policies, and regulations pertaining to the review and regulation of devices such as ours which receive marketing clearance through the 510(k) pre-market notification process, the FDA’s announced action items signal that additional regulatory requirements are likely. In particular, the FDA intends to issue a variety of draft guidances and regulations over the coming months which would, among other things, clarify when changes to a cleared medical device warrant a new pre-market notification, establish a Unique Device Identification System, and clarify FDA’s use and application of several key terms in the pre-market notification review process. These reforms, when implemented, could impose additional regulatory requirements upon us which could delay our ability to obtain new clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.

•

Quality Systems. We are required to establish a quality system that includes procedures for ensuring regulated products are developed, manufactured and distributed in accordance with specified standards. We also must establish procedures for investigating and responding to customer complaints regarding the performance of regulated products.

•	Labeling. The labeling for the products must contain specified information. In some cases, FDA must review and approve the labeling and any quality assurance protocols specified in the labeling.

•

Imports and Exports. The FDCA establishes requirements for importing and exporting products into and from the United States. In general, any limitations on importing and exporting products apply only to products that have not received marketing authorization.

12	BEC 2010 FORM 10-K

•

Post-market Reporting. After regulated products have been distributed to customers, we may receive product complaints causing us to investigate and report to FDA certain events involving the products. We also must notify FDA when we conduct recalls or certain types of field corrective actions involving our products.

The FDCA authorizes FDA to bring legal action to enforce the FDCA and to address violations. Legal remedies available to FDA for violations of the FDCA include criminal prosecution, seizure of violative products, injunctions against the distribution of the products and assessment of civil penalties. FDA normally provides companies with an opportunity to correct alleged violations before taking legal action.

The European Union also has adopted requirements that affect our products. These requirements include establishing standards that address creating a certified quality system as well as a number of directives that address specific product areas. The most significant of these directives is the In Vitro Diagnostic Medical Device Directive (“IVDD”), which includes:

•

Essential Requirements. The IVDD specifies “essential requirements” that all medical devices must meet. The requirements are similar to those adopted by FDA relating to quality systems and product labeling.

•

Conformity Assessment. Unlike United States regulations, which require virtually all devices to undergo some level of premarket review by FDA, the IVDD allows manufacturers to bring many devices to market using a process in which the manufacturer certifies that the device conforms to the essential requirements for that device. A small number of products must go through a more formal pre-market review process.

•	Vigilance. The IVDD also specifies requirements for post market reporting similar to those adopted by FDA.

Our major manufacturing operations and development centers and many of our international sales and service subsidiaries have been certified as complying with the European Union’s quality system requirements. We also have programs in place that address the various aspects of the IVDD.

A number of other countries, including Australia, Brazil, Canada, China and Japan, have adopted or are in the process of adopting standards for medical devices sold in those countries. Many of these standards are loosely patterned after those adopted by the European Union, but with elements unique to each country. We routinely monitor any new developments and address compliance with the various country requirements as new standards are adopted.

United States and foreign regulations governing reimbursement for diagnostic laboratory testing services may directly or indirectly affect our products’ design and potential market. In many cases, the acceptance of new technologies and tests in the marketplace are directly related to the availability of reimbursement. Health care reform efforts in the United States and other countries also may further alter the methods and financial aspects of doing business in the health care field. We closely follow these developments, so we may position ourselves to respond to them.

In addition to the foregoing, we are subject to other federal, state, local and foreign governmental regulation, including, but not limited to, the Federal Anti-Kickback Statute, the False Claims Act, the U.S. Foreign Corrupt Practices Act, other similar anti-fraud, anti-corruption, or anti-abuse regulation, labor laws, import and export laws, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), comparable state privacy laws and international privacy and data protection laws. Failure to comply with any of these laws or regulations that are applicable to us could potentially subject us to significant civil and/or criminal penalties and have a material and adverse effect on our business and results of operations.

Specifically, the Federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal health care programs such as the Medicare and Medicaid programs. Federal false claims laws prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent. The Patient Protection and Affordable Care Act of 2010 (“PPACA”) amends the intent requirement of the Federal Anti-Kickback and criminal health care fraud statutes, providing that a person or entity no longer needs to have actual knowledge of the statute or specific intent in order to be found in violation. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the Federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Moreover, HIPAA creates federal criminal laws that prohibit executing a scheme to defraud any health care benefit program or making false statements relating to health care matters. State law equivalents of each of the above federal laws may additionally apply to items or services reimbursed by any third-party payor, including commercial insurers. If our operations are found to be in violation of any of these laws, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from governmental health care programs, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our financial results.

        The Foreign Corrupt Practices Act (the “FCPA”) prohibits U.S. companies and their officers, directors, employees, shareholders acting on their behalf and agents from offering, promising, authorizing or paying anything of value to foreign public officials for the purpose of obtaining or retaining business or otherwise obtaining favorable treatment. Companies must also maintain records that fairly and accurately reflect transactions and maintain internal accounting controls. If we are found to have violated the FCPA, we may face sanctions including fines, criminal penalties, disgorgement of profits and suspension or debarment of our ability to contract with government agencies or receive export licenses, as well as suffer a loss of reputation or business opportunity in the market. We are subject to similar anti-corruption laws in countries around the world in which we conduct our business.

We are also subject to various privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”). HIPAA restricts the use and disclosure of personal health information and mandates, among other things, the adoption of standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Moreover, HITECH requires us to report certain breaches of unsecured, individually identifiable health information to the extent such breaches occur. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than and are not preempted by HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties.

BEC 2010 FORM 10-K	13

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

Although few of our products are directly regulated by environmental laws, they may be impacted by environmental laws that have broad general scope. For example, a growing number of jurisdictions have adopted laws banning the use of certain chemicals and materials in electronic components as well as requiring those components be recycled rather than discarded. Similarly, a number of customers are located in areas that either ban outright or limit the use of products that contain chemicals, such as mercury, lead and other heavy metals, cyanides and certain organic compounds. In some cases, manufacturers of chemicals that we use as raw materials have withdrawn those materials from the market due to perceived environmental issues. We have adopted a number of programs to address these various requirements and, in a few cases, have been required to redesign products to address them.

We began conducting environmental studies at our Fullerton site in 2008 in connection with the closure of our Fullerton, California site. The data generated by these studies suggests that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the site. Studies to determine the source and extent of these chemicals are underway. We notified the California State Department of Toxic Substances Control of the presence of these chemicals at the site and expect the agency to oversee determination of any remediation requirements. We recorded a liability of $19.0 million representing our best estimate of the future expenditures for investigation and remediation at the site. The ultimate costs incurred could range from $10.0 million to $30.0 million. Our estimates are based upon the results of our investigation to date and comparison to our prior experience with environmental remediation at other sites. Additional activities not contemplated at this time could be required and the actual costs could differ materially from the amount we have recorded as a liability or our estimated range. Through December 31, 2010 we have spent $2.0 million.

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

Employee Relations

As of December 31, 2010, we and our subsidiaries had approximately 11,900 employees worldwide. We believe relations with our employees are good.

Financial Information About Geographic Areas

Geographic data information is presented in Note 19 “Business Segment Information” of the Notes to consolidated financial statements in Item 8 of this Form 10-K.

Available Information

We file reports with the SEC, including annual reports on Forms 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, www.beckmancoulter.com , and may be obtained free of charge as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. In addition, paper copies of these documents may be obtained free of charge by writing to us at Beckman Coulter, Inc., Office of Investor Relations, 250 S. Kraemer Boulevard, Brea, California 92821.

14	BEC 2010 FORM 10-K

Item 1A. Risk Factors.

We face significant competition, and our failure to compete effectively could adversely affect our sales and results of operations.

We face significant competition from many domestic and international manufacturers, with many of these companies participating in one or more parts of each of our markets. Some of these competitors are divisions or subsidiaries of corporations with substantial resources. We also compete with several companies that offer reagents, supplies and service for laboratory instruments that are manufactured by us or others. Our sales and results of operations may be adversely affected by loss of market share through aggressive competition, our customers’ perception of the comparative quality of our competitor’s products, the rate at which new products are introduced by us and our competitors and the extent to which new products displace existing technologies and competitive pricing especially in areas where currency has an effect.

Soft global economic conditions resulting in continued lower healthcare utilization rates and reimbursement rates would adversely affect our sales and results of operations.

Our customers and our business have been negatively impacted by a material softness in global economic conditions, including high unemployment rates and budgeting constraints by government entities. Such economic conditions may continue, and we are unable to predict the strength and duration of any economic recovery. Continuing softness in economic conditions or slow economic recovery may adversely impact our customers and our business resulting in reduced healthcare utilization rates by patients, reduced reimbursement rates by government agencies to our customers, reduced demand for our products, and increased price pressure for our products and services.

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

Our compliance costs include addressing our ongoing responsibilities under FDA regulations that apply to our products both before and after they are cleared or approved for distribution. Any material delays in obtaining clearance for distribution of our new or modified products could have a material adverse effect on our results of operations. Furthermore, if FDA were to conclude that any of our products are ineffective or pose an unreasonable health risk even after obtaining clearance for distribution, or if we are not in compliance with applicable regulations, FDA could:

•	Ban the product

•	Seize adulterated or misbranded products

•	Order a recall, repair or replacement of such product or a refund to the purchaser of the product

•	Require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health

•	Impose operating restrictions

•	Enjoin and restrain certain violations of applicable law pertaining to the products

•	Assess civil penalties against our company, officers or employees

•	Recommend criminal prosecution to the Department of Justice

BEC 2010 FORM 10-K	15

For information regarding our quality systems and product quality matters, see “Part II-Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quality Systems and Quality Matters.”

As we have previously disclosed in other filings, we are currently working to obtain updated product 510(k) clearances for our troponin test kits available on our Dxl and Access immunoassay instruments. Our ability to obtain in a timely manner any necessary 510(k) clearances for troponin or any of our other applicable products will depend on many factors, including our ability to reach agreement with FDA on clinical trial protocols, identify and locate qualified test sites, recruit patients meeting the necessary criteria, and obtain the necessary trial results. Therefore, we can provide no assurance that the necessary clearance or approvals will be obtained within the timeframe anticipated, if at all.

Furthermore, the process for 510(k) clearances for any of our new or modified products could be lengthy and costly, could change over time and may require the withdrawal of products from the market until such clearances are obtained as well as the imposition of recalls or the initiation of enforcement actions against us by FDA, including warning letters, fines, seizures, consent orders or injunctions. The loss of revenue from our products that are the subject of FDA inquiries could be more than we estimate and our foreign sales could also be adversely affected. These issues could cause us to lose customers and there could be unanticipated costs associated with these matters or other discussions with FDA and similar regulatory agencies in other jurisdictions.

Given the issues pertaining to our troponin test kits as well as our recent recalls relating to sodium and glucose testing on our DxC chemistry systems, we are continuing to evaluate our internal processes and procedures regarding our quality systems and product quality matters. It is possible that more of our products could be affected and the actions with respect to those products could adversely affect our business and operating results. Our internal review of our products could reveal failures in our processes and systems which could be significant.

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

Our ability to retain customers, attract new customers, grow our business and enhance our brand depends on our success in delivering products and services that meet our customers’ needs and expectations. If we are unable to deliver reliable products in a timely and prompt manner, promptly respond to and address quality issues, provide expected levels of customer service, develop and maintain cross-functional communication within our company, and comply with applicable regulations and rules, our ability to deliver products that meet our customers’ and patients’ needs and expectations, our competitive position, our branding, and our

16	BEC 2010 FORM 10-K

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

The process of developing new products is complex, costly and uncertain, and requires us to successfully integrate hardware, computer science biological and chemistry components. Furthermore, developing and manufacturing new products require us to anticipate customers’ needs and requirements and emerging technology trends accurately. In addition, our ability to introduce new products may be affected by patents and other intellectual property rights of others, protection of our intellectual property from others, integration of acquired technologies or products, results of our clinical studies, sufficient allocation of resources, and receipt of regulatory approvals or clearance. Any delay in the successful development, production, marketing or distribution of a new product in a timely manner could adversely and materially affect our competitive position, our branding, and our results of operations. Furthermore, we have been realigning and allocating resources to focus on improving our quality system, our product quality and our service quality, including resources that may otherwise have been dedicated to research and development for new products. Such allocation of our resources may negatively affect the timing for the release of new products.

We are subject to laws regulating fraud and abuse in the healthcare industry and any failure to comply with such laws could materially and adversely affect our business and our results of operations.

We are subject to various federal, state and local laws regulating fraud and abuse in the relevant industries, including the healthcare industry, such as anti-kickback and false claims laws. The Federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing or arranging for a good or service, for which payment may be made under a federal health care program, such as Medicare or Medicaid. The definition of “remuneration” has been broadly interpreted to include anything of value, including, for example, gifts, discounts, the furnishing of free supplies, equipment or services, credit arrangements, payments of cash and waivers of payment. The recently enacted PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal health care fraud statutes. Arguably, a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it. In addition, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purposes of the false claims statutes. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration could be subject to scrutiny if they do not qualify for an exemption or safe harbor. Many states have also adopted laws similar to the Anti-Kickback Statute. Some of these state prohibitions apply to referral of patients for health care items or services reimbursed by any payor, not only the Medicare and Medicaid programs, and do not contain identical safe harbors. In addition, some states, such as California, Massachusetts and Vermont, mandate implementation of comprehensive compliance programs to ensure compliance with these laws.

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

Compliance with the requirements of federal and state laws pertaining to the privacy and security of health information may be time consuming, difficult and costly, and if we are unable to or fail to comply with such laws, our financial condition, results of operations and cash flows may be adversely affected.

        We are subject to various privacy and security regulations, including but not limited to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”). HIPAA mandates, among other things, the adoption of standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Moreover, HITECH requires us to report certain breaches of unsecured, individually identifiable health information to the extent such breaches occur. In addition, many states have enacted comparable laws addressing the privacy and security of health information, some of which are more stringent than and are not preempted by HIPAA. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties. The costs of compliance with these laws and the potential liability associated with the failure to comply with these laws could adversely affect our financial condition, results of operations and cash flows.

BEC 2010 FORM 10-K	17

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

We rely on certain suppliers and manufacturers for raw materials, products and services, and fluctuations in the availability and price of such materials, products and services may interfere with our ability to meet our customers’ needs.

Difficulty in obtaining raw materials and components for our products, especially in the rapidly evolving electronic components market, could affect our ability to achieve anticipated production levels. For some of our products we are dependent on a sole source or a small number of suppliers of finished products and of critical raw materials and components and our ability to obtain, enter into and maintain contracts with these suppliers. We cannot assure you that we will be able to obtain, enter into or maintain all such contracts in the future. On occasion, we have been forced to redesign portions of products when a supplier of critical raw materials or components terminated its contract or no longer made the materials or components available. If we are unable to achieve anticipated production levels and meet our customers needs, our operating results could be adversely affected. In addition, our results of operations may be significantly impacted by unanticipated increases in the costs of labor, raw materials, freight, utilities and other items needed to develop, manufacture and maintain our products and operate our business. Suppliers also may deliver components or materials that do not meet specifications preventing us from manufacturing products that meet our design specifications or customer requirements.

Consolidation of our customer base and the formation of group purchasing organizations could adversely affect our sales and results of operations.

Consolidation among health care providers and the formation of buying groups and, with respect to our international operations, government-sponsored tendering processes have put pressure on pricing and sales of our products, and in some instances, required payment of fees to group purchasing organizations or providing lower pricing in the tendering process. Our success in these areas depends partly on our ability to enter into contracts with integrated health networks and group purchasing organizations. If we are unable to enter into contracts with these group purchasing organizations and integrated health networks on terms acceptable to us or fail to have our pricing terms accepted in the tendering process, our sales and results of operations may be adversely affected. Even if we are able to enter into these contracts, or have our pricing terms accepted in the tendering process, they may be on terms that negatively affect our current or future profitability.

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

A reduction in the amount or types of government funding or reimbursement that affect our customers, as well as the unavailability of capital to our Clinical Diagnostics and Life Science customers, could have a negative impact on our sales. Global economic uncertainty can result in lower levels of government funding or reimbursement.

18	BEC 2010 FORM 10-K

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

Our operations and performance depend significantly on worldwide market economic and political conditions and their impact on levels of certain customer spending, which may deteriorate significantly in many countries and regions, including the United States, particularly in light of the current worldwide market disruptions and economic downturn, and may remain depressed for the foreseeable future. For example, global political conditions and general economic conditions in foreign countries where we do significant business, such as the United States, France, Germany, India, Japan and China, could negatively impact our sales. These disruptions could adversely affect our customer’s ability to pay for products or purchase additional products. These conditions also may adversely affect our suppliers, which could cause disruptions in our ability to produce our products. In addition, economic and market volatility and disruption, such as the current worldwide market disruptions and economic downturn, may adversely affect the cost and availability of credit. Concern about market stability and counterparty strength may lead lenders and institutional investors to reduce or cease to provide funding to borrowers. Natural disasters could adversely affect our customers and our ability to manufacture and deliver products. Any of these market, economic, political factors, acts of terrorism, or natural disasters could have a material adverse effect on demand for our products, our ability to manufacture, support and distribute products, our financial condition and operating results, and the terms of equity and debt capital and our ability to issue them.

We are subject to risks associated with our global operations.

We are a global business that generates approximately 54% of our total revenue outside the United States. This subjects us to a number of risks, including international economic, political and labor conditions, tax laws (including U.S. taxes on foreign subsidiaries), increased financial accounting and reporting burdens and complexities, unexpected changes in, or impositions of, legislative or regulatory requirements, failure of laws to protect our intellectual property rights adequately, inadequate local infrastructure and difficulties in managing and staffing international operations, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, transportation delays, operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters and diseases.

By conducting a global business in the United States and many other countries, we must continually interpret, and then comply with, the income tax rules and regulations in these countries. Any failure to comply with, or to interpret correctly, such applicable rules and regulations could subject us to civil or criminal liabilities. In particular different interpretations of income tax rules and regulations as applied to our facts by applicable tax authorities throughout the world could result, either historically or prospectively, in adverse impacts to our worldwide effective income tax rates and income tax liabilities. Other factors that could impact our worldwide effective tax rates and income tax liabilities are:

•	Amount of taxable income in the various countries in which we conduct business

•	Tax rates in those countries

•	Income tax treaties between countries

•	Extent to which income is repatriated between countries

•	Changes in income tax rules and regulations

•	Adoption of new types of taxes such as consumption, sales and value added taxes

Moreover, as a global company, we are subject to varied and complex laws, regulations and customs domestically and internationally. These laws and regulations relate to a number of aspects of our business, including trade protection, import and export control, data and transaction processing security, records management, gift policies, employment and labor relations laws, and other

BEC 2010 FORM 10-K	19

regulatory requirements affecting our foreign operations. The application of these laws and regulations to our business is often unclear and may at times conflict. Compliance with these laws and regulations may involve significant costs or require changes in our business practices that result in reduced revenue and profitability. Non-compliance could also result in fines, damages, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. We incur additional legal compliance costs associated with our global operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations, which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by U.S. regulations applicable to us such as the Foreign Corrupt Practices Act. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain aspects of our business operations, including those based in foreign countries where practices which violate such U.S. laws may be customary, will comply with our internal policies. Any such non-compliance, even if prohibited by our internal policies, could have an adverse effect on our business and result in significant fines or penalties.

Our investment of our pension plan assets in marketable securities is significant and is subject to market, interest rate and credit risk that may reduce its value and increase our liabilities.

Within the pension plan assets, we maintain a significant portfolio of marketable securities as well as other assets subject to market fluctuations. Our earnings and stockholder’s equity could be adversely affected by changes in the value of this portfolio. In particular, the value of our investments may be adversely affected by general economic conditions, changes in interest rates, defaults and downgrades in the corporate bonds included in the portfolio and other factors. Each of these events may cause us to reduce the carrying value of our investment portfolio and may result in higher pension expense or our pension plans being further under-funded.

Acquisitions and divestitures pose financial and other risks and challenges.

We routinely explore acquiring other businesses and assets. From time to time, we also may consider disposing of certain assets, subsidiaries or lines of business. Potential acquisitions or divestitures present financial, managerial and operational challenges, including diversion of management attention, difficulty with integrating different corporate cultures or separating personnel and financial and other systems, increased expenses, assumption of unknown liabilities, indemnities and potential disputes with the buyers or sellers. There can be no assurance that we will engage in any acquisitions or divestitures or that we will be able to do so on terms that will result in any expected benefits. Acquisitions financed with borrowings could put financial stress on our earnings resulting in materially higher interest rates.

If we are unable to recruit and retain key personnel our business may be materially and adversely impacted.

Our business is also dependent on our ability to retain, hire and motivate talented, highly skilled personnel, including members of our management. Experienced personnel in our industry are in high demand and competition for their talents is intense. If we are unable to successfully attract and retain key personnel, our business may be harmed. Effective succession planning is also a key factor for our long-term success. Our failure to effectively transfer knowledge and effectuate smooth transitions with respect to our key employees could adversely affect our results and prospects.

We are engaged in ongoing litigation and may be the subject of additional proceedings, which could materially and adversely affect our business and results of operations.

We are currently involved in lawsuits initiated by our shareholders and similar litigation may be initiated against us. Additionally, we are subject to other legal and tax claims that arise from time to time. We cannot predict the outcome of any such proceedings or the likelihood that further proceedings will be instituted against us. We may not be successful in the defense of our current or future legal proceedings, which could result in settlements or damages that could adversely impact our business, financial condition and results of operations. Regardless of the merits of any claim, the continued maintenance of these legal proceedings may result in substantial legal expense and could also result in the diversion of our management’s time and attention away from our business.

The consummation of the proposed merger with Danaher Corporation, and the completion of the tender offer for all of our outstanding shares, is subject to risks and uncertainties, including the satisfaction of specified conditions.

As described under Item 1, Business—Company History, on February 6, 2011, Beckman Coulter, Danaher and Djanet Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Danaher (“Purchaser”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Danaher, through the Purchaser, agreed to commence an offer (the “Offer”) to acquire all of the outstanding shares of our common stock, par value $0.10 per share, for $83.50 per share in cash, without interest. The consummation of the transaction is subject to several conditions, including regulatory approvals.

20	BEC 2010 FORM 10-K

We cannot predict whether the closing conditions to the Offer and those set forth in the Merger Agreement will be satisfied, and the transactions contemplated by the Merger Agreement may be delayed or even abandoned before completion if certain events occur. If the conditions to the Offer or the Merger Agreement are not satisfied or waived, or if the transactions are not completed for any other reason, (i) the market price of our common stock could significantly decline, (ii) we will remain liable for expenses that we have incurred related to the transaction, including financial advisor and legal fees, and may be required to pay the approximately $165 million termination fee and (iii) we may experience substantial disruption in our sales, research and development, and operating activities, and the loss of key personnel, customers, suppliers and other third-party relationships, any of which could materially and adversely affect us and our business, operating results and financial condition.

For further information on our pending transaction with Danaher, see Note 21 “Subsequent Events” of the Notes to consolidated financial statements in Item 8 of this Form 10-K.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct a variety of operations at approximately 14 owned and 137 leased facilities worldwide, including administration, R&D, instrument and consumables manufacturing, warehouse and distribution, marketing, sales, and service. Beckman Coulter’s facilities often serve both our Clinical Diagnostics and Life Science segments.

Our corporate headquarters and principal business centers are located at the following facilities:

•	Brea, California – corporate headquarters, chemistry and clinical automation business center

•	Miami, Florida – cellular analysis business center

•	Indianapolis, Indiana – discovery business center

•	Chaska, Minnesota – immunoassay and molecular diagnostics business center

During 2009, we vacated our Fullerton, California facility, which we own, and consolidated these operations to other existing facilities. The Brea, California, Miami, Florida and Chaska, Minnesota facilities previously owned by us were sold and leased in 1998 for initial terms of 20 years with options to renew for up to an additional 30 years. We conduct a number of operations outside of the United States, which are principally administrative, manufacturing, and warehouse or distribution facilities and include locations in China, Czech Republic, France, Germany, Ireland, Japan and Switzerland.

We believe our production facilities meet applicable government environmental, health and safety regulations in all material respects and industry standards for maintenance and that our facilities in general are adequate for our current business.

Item 3. Legal Proceedings.

Certain of our legal proceedings in which we are involved are discussed in Note 18 “Commitments and Contingencies” of the Notes to consolidated financial statements in Item 8 of this Form 10-K and are incorporated by reference.

Item 4. Removed and Reserved.

BEC 2010 FORM 10-K	21

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The principal market on which our common stock is traded is the New York Stock Exchange. As of February 2, 2011 there were approximately 4,121 holders of record of our common stock.

Following are the high and low sales price of our common stock on the New York Stock Exchange – Composite Transactions reporting system during each quarter of our fiscal years ended December 31, 2010 and 2009:

	2010		2009
Fiscal Quarters	High	Low	High	Low
First	$69.90	$62.80	$51.81	$40.60
Second	63.30	55.55	57.36	50.00
Third	63.25	44.58	71.20	54.27
Fourth	75.57	47.15	69.54	64.06

The declaration and payment of dividends is at the sole discretion of our Board of Directors. In 2010, we paid three quarterly dividends of $0.18 per share and one quarterly dividend of $0.19 per share, for a total of $0.73 per share of common stock for the year. During 2009, we paid three quarterly dividends of $0.17 per share and one quarterly dividend of $0.18 per share, for a total of $0.69 per share of common stock for the year.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through 31, 2010	783	$47.98	—	—
November 1 through 30, 2010	49	53.85	—	—
December 1 through 31, 2010	430	61.60	—	—

Total	1,262	$52.85	—	—

22	BEC 2010 FORM 10-K

The 1,262 shares repurchased are attributable to shares surrendered to us by employees in payment of tax obligations related to the vesting of restricted stock.

Performance Graph

The following graph compares our cumulative total stockholder return since December 30, 2005 with the Major Index, Industry Index and Peer Group Index composed of other companies with similar business models (Peer Group graph assumes that the value of the investment in our common stock and each index including reinvestment of dividends was $100.0 on December 30, 2005.)

BEC 2010 FORM 10-K	23

Total Return To Shareholders

(Includes reinvestment of dividends)

		ANNUAL RETURN PERCENTAGE Years Ended December 31,
Company / Index		2010	2009	2008	2007	2006
Beckman Coulter, Inc.		16.50	50.76	(38.99)	22.89	6.24
S&P 500 Index		15.06	26.46	(37.00)	5.49	15.79
S&P 500 Health Care Equipment Index		(2.71)	28.79	(27.64)	5.13	4.12
S&P MidCap 400 Index		26.64	37.38	(36.23)	7.98	10.32

Company / Index	Base Period 2005	INDEXED RETURNS Years Ended December 31,
		2010	2009	2008	2007	2006
Beckman Coulter, Inc.	100	139.89	102.95	68.29	111.93	91.08
S&P 500 Index	100	111.99	102.11	80.74	128.16	121.48
S&P 500 Health Care Equipment Index	100	99.25	102.06	79.25	109.52	104.18
S&P MidCap 400 Index	100	132.16	117.46	85.50	134.08	124.17

24	BEC 2010 FORM 10-K

Item 6. Selected Financial Data

(In millions, except amounts per share)

As a result of the 2009 adoption of the Financial Accounting Standards Board (“FASB”) standard related to debt with conversions and other options, prior year amounts in the below table have been adjusted.

Years Ended December 31,	2010	2009	2008	2007	2006
Operating Results
Recurring revenue – supplies, service and lease payments	$2,969.4	$2,645.2	$2,402.6	$2,178.4	$1,946.9
Instrument sales	$694.0	$615.4	$696.3	$582.9	$581.6
Total revenue	$3,663.4	$3,260.6	$3,098.9	$2,761.3	$2,528.5
Cost of sales—recurring	$1,437.3	$1,247.0	$1,095.7	$964.5	$848.9
Cost of sales—instruments	$573.6	$512.5	$575.2	$505.0	$484.2
Selling, general & administrative expenses	$897.5	$811.6	$793.4	$706.9	$668.2
Research and development	$268.6	$266.4	$280.1	$274.0	$264.9
Amortization of intangible assets	$55.7	$39.6	$29.6	$24.2	$19.4
Operating income	$399.5	$231.2	$284.5	$269.0	$261.3
Earnings from continuing operations	$230.7	$147.1	$186.0	$202.1	$157.9
Net earnings	$230.7	$147.1	$186.0	$203.7	$186.6
Basic earnings per share from continuing operations	$3.29	$2.22	$2.95	$3.23	$2.52
Basic earnings per share	$3.29	$2.22	$2.95	$3.26	$2.98
Diluted earnings per share from continuing operations	$3.25	$2.18	$2.89	$3.15	$2.47
Diluted earnings per share	$3.25	$2.18	$2.89	$3.18	$2.92
Weighted average common shares and dilutive potential common shares	70.9	67.4	64.3	64.1	64.0
Balance Sheet
Total assets	$4,882.8	$4,677.1	$3,541.8	$3,594.3	$3,291.7
Working capital	$1,144.3	$1,062.6	$817.1	$690.9	$626.5
Long-term debt, less current maturities	$1,111.4	$1,305.9	$819.0	$798.0	$848.9
Stockholders’ equity	$2,131.5	$1,961.2	$1,482.3	$1,537.4	$1,257.6
Shares outstanding	70.3	69.6	63.0	62.5	61.0
Dividends declared per share of common stock	$0.73	$0.69	$0.68	$0.64	$0.60

Earnings from continuing operations include the following items which we consider to be significant to understand our results:

Years Ended December 31,	2010	2009	2008	2007	2006
Fair value adjustment for acquired inventory	$5.9	$22.1	$1.0	$—	$—
Inventory write-offs associated with discontinued product lines	$—	$1.6	$—	$—	$—
In-process research and development charges	$—	$—	$—	$35.4	$—
Amortization of intangible assets acquired from Olympus	$22.2	$9.6	$—	$—	$—
Restructure and acquisition related charges	$31.2	$152.3	$21.4	$17.7	$15.5
Environmental remediation charge	$—	$—	$19.0	$—	$—
Charges for licensing rights for products under development	$—	$5.8	$23.7	$—	$46.4
Litigation accruals / (settlements)	$(3.9)	$3.9	$—	$2.4	$(35.0)
Other miscellaneous operating charges	$—	$—	$—	$—	$14.6
Break up gain associated with termination of Biosite agreement	$—	$—	$—	$(40.6)	$—
Deferred tax asset charge	$8.3	$—	$—	$—	$—
Unusual non-operating gains	$—	$(21.1)	$(1.2)	$(17.2)	$—

The above items included in earnings from continuing operations, which we consider to be significant to understand our results, are not allocated to our segments for performance assessment by our chief operating decision maker.

BEC 2010 FORM 10-K	25

2009 non-operating gains includes foreign currency gains of $26.7 million pretax in connection with the Olympus acquisition net of interest expense of $5.6 million pretax associated with the debt offering entered into to partially fund the Olympus acquisition two months before completing the Olympus acquisition.

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

Unless expressly noted to the contrary, all forward-looking statements that follow in this section relate to us on a stand-alone basis and are not reflective of the impact of the proposed transaction with Danaher.

Overview

We create value for customers and shareholders by understanding the process and impact of clinical testing and applying our skills and experience to simplify, automate and innovate complex laboratory processes. Our inspiration is to improve patient health and reduce the cost of care.

Following is a summary of key 2010 financial and nonfinancial information:

•

Recurring revenue of $2,969.4 million, increased by $324.2 million of which $197.4 million resulted from the acquired Olympus products. Excluding the Olympus products, we experienced growth in recurring revenue of 4.4% in constant currency, lower than previous periods, as such growth rate was negatively impacted by the continuing trend of depressed healthcare utilization rates in the United States and continuing austerity measures in Europe as a result of the general softness in the global economy;

•

Instrument sales of $694.0 million increased by $78.6 million. Incremental sales of Olympus products were $89.0 million; excluding the Olympus products, sales of chemistry instruments declined primarily due to the overall continuing trend of softness in healthcare spending, and our quality issues. Sales of life science instruments decreased as a result of weak demand due to economic conditions, particularly less government spending in international pharmaceutical R&D markets;

•

Reported operating income of $399.5 million increased by $168.3 million largely as a result of growth in revenue, the benefit of the successful integration of the Olympus business into our operations partially offset by a decline in gross margin, additional spending to improve quality and customer satisfaction, and $121.1 million less of restructuring and acquisition related costs;

•

Improved operating income, partially offset by an increase in non-operating expense, primarily due to higher interest expense associated with debt issued to finance the Olympus acquisition, the prior year gain related to the currency forward associated with the Olympus acquisition, and higher income tax expense resulted in reported net earnings per diluted share of $3.25 compared to $2.18 per share in 2009;

•	2010 and 2009 capital expenditures were $139.5 million and $163.4 million for property, plant and equipment, respectively, and $176.3 million and $167.1 million for OTL instruments, respectively;

•

At December 31, 2010, we had $540.1 million of cash on hand, short-term investments and certificates of deposit and at December 31, 2009 we had $288.8 million of cash on hand. These amounts are used to satisfy our working capital requirements; and

•	Our debt-to-capital ratio, a key measure of our financial leverage, was 39.5% at December 31, 2010 and 34.3% at December 31, 2009.

26	BEC 2010 FORM 10-K

Recurring revenue growth, which we believe is the best indicator of our business’ overall strength, grew 12.3% (11.7% in constant currency). This increase is primarily due to a full year of revenues associated with the Olympus acquisition compared to five months in 2009. Excluding the Olympus acquisition, the growth rate was 5.1% (4.4% in constant currency). Strong growth in automated immunoassay recurring revenue in both Emerging Markets and Asia Pacific was partially offset by weakness in the U.S. and in Europe. Overall, recurring revenue grew modestly in developed markets particularly the U.S. where depressed healthcare utilization trends and in Europe where austerity measures continue to apply pressure on our recurring revenue growth.

We expect our recurring revenue, which represents 81.1% of our total revenue, to provide a predictable source of earnings and cash flow. Recurring revenue allows us to generate substantial operating cash flows, which we used to facilitate growth in our business by developing, marketing and launching new products through internal development and business and technology acquisitions.

Operating income increased as a result of increased recurring revenue and the decrease in restructuring and acquisition related costs in 2010 compared to 2009, due primarily to the Olympus acquisition in 2009. We also incurred $42.1 million in restructuring costs related to the Orange County consolidation and other restructuring initiatives in 2009, compared to $13.1 million for these same initiatives in 2010. The above contributions to the increase in operating income were partially offset by increases in cost of sales as a percentage of revenue and operating expenses particularly as a result of additional costs incurred in connection with our compliance and quality system improvement initiatives.

Non-operating expense increased during 2010 compared to 2009. During 2010, we incurred $12.7 million more in interest expense due to additional debt issued in connection with the Olympus acquisition in May 2009, combined with higher interest expense on our tax liabilities. In 2009 we recognized approximately $27 million in gains related to our hedging of the Olympus acquisition, which was paid in yen, and for settling intercompany loans associated with the transaction.

Our effective tax rate increased to 25.3% in 2010 from 20.2% in 2009, due to unfavorable discrete items in 2010 of $11.5 million primarily attributable to certain adjustments to prior year tax returns (including changes in judgment regarding certain prior year tax items) and a write-off related to Medicare drug subsidy deferred taxes.

Supply Chain Initiatives and Olympus Diagnostic Systems Acquisition

As part of our previously announced strategic supply chain management initiatives to improve productivity and reduce operating costs, we closed and relocated certain manufacturing and distribution sites. Our plans to vacate our Fullerton, California facility and consolidate those operations to other existing facilities (Orange County consolidation project) were developed in 2008 and completed in 2010. In 2010 we incurred $13.1 million in restructuring costs related to the Orange County consolidation and other 2009 restructuring initiatives, compared to $42.1 million incurred in 2009 for site consolidation and other initiatives. During 2010 and 2009, our acquisition of Olympus resulted in additional restructuring costs as we combined operations for efficiency. In connection with these activities, we recorded charges of $14.6 million and $88.3 million for severance and other costs for 2010 and 2009, respectively.

Acquisition Related Costs

In connection with the acquisitions of Olympus and Cogenics, the Genomics division of Clinical Data, Inc, we incurred acquisition related and integration costs of $16.6 million and $64.0 million during 2010 and 2009, respectively, in addition to the restructuring costs described above.

Quality Systems and Product Quality Matters

As previously reported, FDA indicated to us early in 2010 that it believed certain modifications to our AccuTnI troponin test kits as used on our UniCel DxI immunoassay systems and our Access immunoassay systems were made without obtaining appropriate product clearances from FDA. Below is the status to date:

•

In the United States, customers who were using our troponin test kits on our DxI system were notified that we have removed the troponin assay from use with the DxI system as of August 1, 2010. Affected customers switched from running troponin on DxI systems to an alternate method. FDA also indicated that it would allow us to continue to provide the troponin test kits to customers who were already using Access instruments for troponin testing on or before March 23, 2010. As was previously reported, we believe that we will not be able to provide troponin test kits to new U.S. immunoassay customers until we obtain updated 510(k) clearances.

BEC 2010 FORM 10-K	27

•

As part of the process for obtaining updated 510(k) clearances, we are required to perform clinical trials for the troponin test. We completed the review of the clinical study design with FDA in late May 2010. Subsequently, we identified and entered into agreements with enrollment sites that met the requirements for patient recruitment. Study execution, has been underway since late 2010. We currently anticipate completing the clinical study in time to submit two separate 510(k) submissions for our troponin test in May or June of 2011 – one for Access instruments and one for DxI instruments.

As previously reported, in early 2010, we initiated a compliance and quality system improvement initiative. As part of this initiative, we undertook improvements to other products, including our sensor based tests used for sodium testing and for glucose testing on our DxC and LX chemistry systems. The improvements to our sodium testing included providing customers with directions for performing additional cleaning procedures and initiation of a comprehensive service plan intended to ensure that the systems are performing optimally. To address the performance issues with our glucose testing, we made changes to the software and redesigned some of the systems covers. We expect these actions to be fully implemented during the first half of 2011, and plan to continue looking for additional ways to improve the performance of these tests.

In August 2010, we began notifying customers using our AU clinical chemistry systems of the potential for incorrect results caused by overflow of the cuvette where the analyses are performed and that they should take additional steps to review the quality of the results generated by their instrument. The flooding has a number of causes, and we are in the process of making corrections by modifying instrument software. Once validated, these modifications are expected to be deployed to the installed base of instruments by the end of 2011.

Furthermore, with respect to our immunoassay instruments, we expect to advise our customers in the near future to maintain a narrower temperature range within their laboratory than the range indicated on the current labeling for the Access and DxI instruments. However, there can be no assurances that regulators will not require additional actions in connection with this matter. See “Risk Factors- We are subject to various federal, state, local and foreign regulations, and compliance with these laws or any new laws or regulations could cause us to incur substantial costs and adversely affect our business and results of operations” in Item 1A of this Form 10-K.

In addition, in light of our discussions with FDA regarding FDA’s belief that we failed to obtain appropriate clearances for modifications made to our AccuTnI troponin test, we have initiated a review of other product modifications where a decision was made not to seek clearance or approval from FDA. This review is expected to continue through 2011 and potentially into 2012. During this review, we may identify other products for which additional clearance or approval may be needed. We intend to discuss the results of this review with FDA to ensure that appropriate clearances and approvals have been obtained for all products.

We are also continuing to evaluate our internal processes and procedures regarding quality systems and product quality matters. We have identified corrections and corrective actions needed as part of that process, and it is possible that other products could be impacted resulting in corrective actions that might adversely affect our operating results.

As a result of these matters, we utilized certain technical staffing resources and personnel to focus on improving current products, and the costs of those resources and personnel amounting to $15.9 million were charged to cost of sales in 2010 rather than research and development. Furthermore, to implement our actions described above, we increased our costs in quality and regulatory assurance, service and customer support. These costs increased cost of sales and selling, general and administrative expenses in 2010 by approximately $27 million and $12 million, respectively.

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

28	BEC 2010 FORM 10-K

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

For those sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components. The fair market value of our instruments is determined by a range of cash selling prices or other verifiable objective evidence, if applicable. We regularly evaluate available objective evidence of instrument fair values using historical data. Our allocation of revenue for future sales could be affected by changes in estimates of the relative fair value of the various deliverables which could affect the timing of our revenue recognition or allocation to the various components.

Our accounting for leases involves specific determinations under the accounting standard for leases, as amended, which often involves complex provisions and significant judgments. In 2005, we changed our standard leasing terms around cancellation provisions to adopt terms which meet the criteria for OTL classification. As a result, nearly all of our lease arrangements are OTLs. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

Business Combinations

We allocate the purchase price of acquired companies to the tangible assets acquired, liabilities assumed and intangible assets acquired, including in-process research and development or IPR&D, based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. Such valuations require management to make significant estimates and assumptions, especially with respect to intangible assets. The significant purchased intangible assets recorded by us include customer and dealer relationships, developed and core technology and trade names. The fair values assigned to the identified intangible assets are discussed in detail in Note 3 “Acquisitions” of the Notes to consolidated financial statements in Item 8 of this Form 10-K.

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

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 3 “Acquisitions” of the Notes to consolidated financial statements in Item 8 of this Form 10-K.

BEC 2010 FORM 10-K	29

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

30	BEC 2010 FORM 10-K

Our future operating performance will be impacted by the future amortization of intangible assets with finite lives and potential impairment charges related to goodwill or intangibles with indefinite lives. As a result of business acquisitions, the allocation of the purchase price of the acquired companies to goodwill and intangible assets requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. If conditions differ from management’s estimate at the time of acquisition, material write-downs of intangible assets or goodwill may be required, which could adversely affect our operating results. We assess impairment annually during the fourth quarter of our fiscal year. See Note 8 “Goodwill and Other Intangible Assets” of the Notes to consolidated financial statements of this Form 10-K for further discussion.

Environmental Obligations

Compliance with federal, state and foreign environmental laws and regulations may require us to remove or mitigate the effects of the disposal or release of chemical substances in jurisdictions where we do business or maintain properties. We establish accruals when such costs are probable and can be reasonably estimated, estimating accrual amounts based on currently available information, regulatory requirements, remediation strategies, historical experience, our relative share of the total remediation costs and a relevant discount rate, when the time period of estimated costs can be reasonably predicted. Changes in these assumptions could impact our future reported results.

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

In the fourth quarter of 2010 the U.S. Congress enacted legislation extending the Research & Experimentation (“R&E”) tax credit for the 2010 and 2011 tax years. As a result, we recorded an estimated 2010 R&E credit of $5.2 million in the fourth quarter of 2010. The 2008 financial statements include the benefit for the 2008 and 2007 R&E tax credits of $8.9 million and $8.7 million, respectively. In years prior to 2008, due to the difficulty in estimating the R&E credit on a current basis, we used a method to record the R&E tax credit for financial reporting purposes that resulted in recognizing the benefit in the year subsequent to the credit utilization on its tax return. The prior method used to record the R&E tax credit did not have a material impact on any of the financial statements presented.

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

The expected long-term rate of return on plan assets is estimated based upon historical cumulative returns on plan assets, the investment strategy, plan asset allocation and expected returns. While there is no absolute predictor of future performance, our historical return on plan assets has been over 8%. We believe our expected long-term rate of return assumption, which is used to calculate pension expense, of 8.25% in 2010, 8.25% in 2009 and 8.5% in 2008, is reasonable based on our investment strategy and our long-term investment return experience. We froze entrance to the pension plan effective December 31, 2006 and changed the investment allocation in December 2007 in an effort to reduce the volatility of changes in the fair value of plan assets.

BEC 2010 FORM 10-K	31

The discount rate is an assumption used to determine the actuarial present value of benefits attributed to the services rendered by participants in our pension and postretirement benefit plans. The rate used reflects our best estimate of the rate at which pension and postretirement benefits will be effectively settled considering the timing of expected payments to plan participants. The discount rates are developed based on benchmarking indexes and yield curve analyses. The benchmarking indexes are obtained by using high-quality long-term corporate bond yields currently available with terms similar to the expected timing of payments to be made under our pension obligation. The discount rates used to determine the benefit obligations for the U.S. pension and postretirement plans were selected by us, in consultation with independent actuaries, using an average of pension discount yield curves based on the characteristics of the U.S. pension and postretirement liabilities, each determined independently. The weighted average discount rate we utilized to measure our U.S. pension obligation as of December 31, 2010 and to calculate our 2011 expense was 5.33% in comparison to 5.78% used in determining our 2010 expense. The 45 point decrease in the discount rate is consistent with the tightening of spreads on the rates of return of risk-free fixed income securities and the rates of return on high quality fixed income securities that reflect credit or risk premiums. For all other non-U.S. pension plans, we set the assumed discount rates based on the nature of liabilities, local economic environments and available bond indices or a third party yield curve.

Changes in the expected long term rate of return on assets (“ELTRA”) or discount rate could have a material effect on our reported pension obligation and related pension expense. The following table illustrates the sensitivity to a change to certain key assumptions used in the calculation of 2011 pension expense and the projected benefit obligation (PBO) at December 31, 2010 for our major U.S. and non-U.S. defined benefit pension plans (in millions):

	Impact on 2011 Pre-Tax Pension Expense Increase (Decrease)		Impact on PBO December 31, 2010 Increase (Decrease)
Change in assumption:	U.S.	Non-U.S.	U.S.	Non-U.S.
25 basis point decrease in discount rate	$2.2	$1.0	$22.4	$13.1
25 basis point increase in discount rate	$(2.2)	$(0.9)	$(22.4)	$(12.5)
25 basis point decrease in ELTRA	$1.6	$0.6	NA	NA
25 basis point increase in ELTRA	$(1.6)	$(0.6)	NA	NA

Our funding policy provides that payments to our domestic pension trusts will at least be equal to the minimum funding requirements provided for by the Employee Retirement Income Security Act of 1974.

Share-Based Compensation

We measure and recognize compensation expense for all share-based payment awards made to employees and directors. Share-based payments include stock options, employee stock purchases under the Employee Stock Purchase Plan, restricted stock and performance shares. Share-based compensation expense is based on the value of share-based payment awards that is ultimately expected to vest. We have elected to use the Black-Scholes-Merton option-pricing model which incorporates various assumptions, including volatility, expected life and interest rates to estimate the fair value of stock options. The expected life is based on the observed and expected time to post-vesting exercise and forfeitures of stock options by our employees. We use a combination of historical and implied volatility, or blended volatility, in deriving the expected volatility assumption. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our stock options based on U.S. Treasury bond yields. The dividend yield assumption is based on our history and expectation of dividend payouts. Forfeitures were estimated based on our historical experience. We evaluate and adjust our assumptions on an annual basis. If factors change and we employ different assumptions in the application of the accounting guidance for share based compensation in future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period.

Accrual for Litigation Loss Contingencies

We are involved in a number of legal actions, the outcomes of which are not within our complete control and may not be known for prolonged periods of time. In accordance with U.S. GAAP, we record a liability in our consolidated financial statements for these contingent liabilities when a loss is known or considered probable and the amount can be reasonably estimated. If the reasonable estimate of a known or probable loss is a range, and no amount within the range is a better estimate than any other, the minimum amount of the range is accrued. If a loss is possible, but not known or probable, and can be reasonably estimated, the estimated loss or range of loss is required to be disclosed in the notes to consolidated financial statements. In most cases, significant judgment is required to estimate the amount and timing of a loss to be recorded. Our significant legal proceedings are discussed in Note 18 to the consolidated financial statements.

32	BEC 2010 FORM 10-K

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

BEC 2010 FORM 10-K	33

The following represents a breakout of our 2010 revenue by type, segment and geography:

Note: Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.

34	BEC 2010 FORM 10-K

Revenue

The following table provides revenue by type, segment and geography for 2010, 2009 and 2008 (dollar amounts in millions):

	2010 Revenue*	2009 Revenue*	2008 Revenue*	2010 to 2009 Reported Growth % *	2010 to 2009 Constant Currency Growth % * (a)	2009 to 2008 Reported Growth % *	2009 to 2008 Constant Currency Growth % * (a)
Total revenue:
Recurring revenue – supplies, service and lease payments	$2,969.4	$2,645.2	$2,402.6	12.3%	11.7%	10.1%	12.9%
Instrument sales	694.0	615.4	696.3	12.8%	12.0%	(11.6)%	(11.3)%

Total revenue	$3,663.4	$3,260.6	$3,098.9	12.4%	11.8%	5.2%	7.5%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	$1,330.4	$1,055.1	$898.7	26.1%	25.8%	17.4%	19.7%
Cellular Analysis	992.9	935.3	954.1	6.2%	5.0%	(2.0)%	—
Immunoassay and Molecular Diagnostics	886.8	798.3	739.1	11.1%	10.7%	8.0%	11.2%

Total Clinical Diagnostics	3,210.1	2,788.6	2,591.9	15.1%	14.5%	7.6%	10.0%
Life Science	453.3	472.0	507.0	(4.0)%	(4.4)%	(6.9)%	(5.4)%

Total revenue	$3,663.4	$3,260.6	$3,098.9	12.4%	11.8%	5.2%	7.5%

Revenue by geography:
United States	$1,671.9	$1,580.4	$1,542.1	5.8%	5.8%	2.5%	2.5%
Europe	797.6	731.4	687.1	9.0%	12.5%	6.5%	12.8%
Emerging Markets (b)	327.0	270.2	278.3	21.0%	18.7%	(2.9)%	3.3%
Asia Pacific	632.5	477.6	383.7	32.4%	27.6%	24.5%	22.0%
Other (c)	234.3	200.9	207.7	16.6%	9.2%	(3.3)%	6.1%

Total revenue	$3,663.4	$3,260.6	$3,098.9	12.4%	11.8%	5.2%	7.5%

*	Amounts in table may not foot or recalculate due to rounding.

Revenue for 2010 includes the following amounts related to our Olympus acquisition completed on August 3, 2009 (in millions):

Total revenue:
Recurring revenue – supplies, service and lease payments	$355.9
Instrument sales	115.8

Total revenue	$471.7

Revenue by geography:
United States	$148.0
Europe	150.0
Emerging Markets (b)	52.8
Asia Pacific	107.8
Other (c)	13.1

Total revenue	$471.7

Revenue for 2009 includes the following amounts related to our Olympus acquisition completed on August 3, 2009 (in millions):

Total revenue:
Recurring revenue – supplies, service and lease payments	$158.5
Instrument sales	26.8

Total revenue	$185.3

Revenue by geography:
United States	$58.9
Europe	67.9
Emerging Markets (b)	22.1
Asia Pacific	36.2
Other (c)	0.2

Total revenue	$185.3

BEC 2010 FORM 10-K	35

Notes:

(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Recurring revenue, the best indicator of the overall strength of our business, grew 12.3% (11.7% in constant currency) in 2010 in comparison to 2009, including growth of $197.4 million or 7.5% due to the Olympus acquisiton. 2009 includes revenues from the Olympus acquisition from the acquisition date of August 3, 2009 forward. Automated immunoassay recurring revenue growth in both Emerging Markets and Asia Pacific was partially offset by weakness in the U.S. Recurring revenue has grown consistently year over year in both 2010 and 2009.

Recurring revenue grew 10.1% (12.9% in constant currency) in 2009 in comparison to 2008, including growth of 6.6% due to the Olympus acquisition. Strong growth in consumable sales in immunoassay, continued growth in other product areas including the continued build up of lease payments and the acquisition of Cogenics in April 2009 contributed to the increase. Recurring revenue represented 81.1% of our total revenue during 2009.

Year over year instrument sales revenue increased by 12.8% or 12.0% in constant currency during 2010 after declining by 11.6% or 11.3% in constant currency during 2009. Excluding the Olympus acquisition, instrument sales were down slightly as a result of the constrained economic environment which particularly impacted sales to life science customers as well as our quality challenges. In developed markets, hospital customers continue to be cautious with their capital spending in the current economic environment and are more frequently choosing operating-type leases over capital purchases. On the other hand, the decline in 2009 was despite additional sales of $26.8 million from Olympus products. The overall decline in 2009 cash instrument sales is due to a number of factors, including the continued difficult economic environment, the tightening of the credit markets, constrained hospital and research operating environment and the strengthening dollar in the first half of 2009. As a result, sales were negatively impacted as customers remained cautious in their capital spending and in some cases delayed purchases.

Clinical Diagnostics

During 2010 Clinical Diagnostics revenue increased by 15.1% primarily as a result of including a full year’s results from the Olympus acquisition compared to five months in 2009 and organic growth in recurring revenue. Continued growth in automated immunoassay, hemostasis and chemistry contributed to the increase in recurring revenue. Recurring revenue growth largely reflects an expanding installed base, particularly in Asia Pacific and Emerging Markets, and increased test kit utilization in those markets, partially offset by a decline in revenue in developed markets, including Europe and the U.S.

Clinical Diagnostics revenue increased by 7.6% in 2009 compared to 2008, as a result of the acquisitions of Cogenics and Olympus and organic growth in recurring revenue, offset by the decline in instrument sales. In constant currency, Clinical Diagnostics realized an increase in revenue of 10.0% for the year primarily driven by a 14.2% improvement in recurring revenue. The Olympus acquisition accounted for $158.5 million, or 7.2% of growth in recurring revenue during 2009. Continued robust growth in Access Immunoassay also contributed to the increase. Recurring revenue growth, excluding the effect of the Olympus acquisition, largely reflects an expanding installed base, particularly in China, and increased test kit utilization. The gains in recurring revenue, however, were partially offset by declines in instrument sales of 13.9% in constant currency, in comparison to the prior year. The decline in instrument sales was mainly due to cellular analysis products, which declined by more than 19% during 2009 as compared to unusually strong instrument sales during 2008, which benefited, in part, by increased sales as we recovered from a 2007 supply disruption.

Chemistry and Clinical Automation. Revenue from chemistry and clinical automation increased by 26.1% (25.8% in constant currency) in 2010. The Olympus acquisition represented all of the growth in this product area.

In 2009, the Olympus acquisition contributed revenue of $180.1 million. Recurring revenue in constant currency from the existing business increased by 6.5% in 2009, however, cash instruments sales were down due to the constrained economic environment. We achieved a fifth consecutive record year of integrated chemistry system placements, growing our installed base in mid to large sized hospitals and experiencing strong demand internationally as our customers focus on the efficiency and cost savings that can be provided by increased automation.

Cellular Analysis. During 2010, revenue from cellular analysis increased 6.2% (5.0% in constant currency). The growth was driven by an increase in instrument sales in flow cytometry and recurring revenue growth in hemostasis and flow cytometry.

36	BEC 2010 FORM 10-K

During 2009, revenue from cellular analysis decreased in 2009 due primarily to a 19.3% constant currency decline in cash instrument sales for the year due in large part to significantly lower placement of instruments in Hematology. We believe Hematology sales were down due primarily to unusually high sales in 2008 and the effect of constrained capital spending due to the economic environment in 2009. Cash instrument sales were unusually high during 2008 as we resolved a 2007 backlog related to a supply chain disruption. In addition, the constrained capital expenditure environment, including a stronger dollar in the first half of 2009, has had a negative impact on our cash instrument sales. Instrument sales in flow cytometry declined as a result of constrained funding in the research market. The decline in instrument sales, however, was partially offset by an increase in recurring revenue.

Immunoassay and Molecular Diagnostics. In 2010 revenue in immunoassay and molecular diagnostics increased by 11.1% (10.7% in constant currency). The growth was primarily from an 11.1% increase in automated immunoassay recurring revenue, particularly in Asia Pacific and Emerging Markets, and solid growth in molecular diagnostics products and services.

Revenue in immunoassay and molecular diagnostics in 2009 increased due to an increase in sales of consumable products, primarily Access Immunoassay. Recurring revenue grew by 9.0% and 12.3% in constant currency for 2009. Growth in placements of mid to ultra high volume Immunoassay systems in 2008 helped increase our penetration at the account level and fueled recurring revenue growth. Additionally, the acquisition of Cogenics in April 2009 and Olympus in August 2009 contributed $16.8 million and $5.2 million to revenue during the year, respectively.

Life Science

Revenue from our Life Science products in 2010 decreased 4.0% (4.4% in constant currency). Instrument sales were weak in Europe and the U.S. In both the U.S. and Europe, customers continued to be cautious with their capital spending in the current economic environment and there were lower levels of stimulus spending by governments. Consolidation within the pharmaceutical industry also contributed to the decline in revenues.

Revenue in 2009 decreased due to lower cash instrument sales, which declined by 8.8% (8.1% in constant currency) for the year. The decline was due to the economic conditions in 2009, which caused customers to delay capital spending.

Revenue by Major Geography

Overall, revenue in the U.S. increased 5.8% in 2010. Revenues excluding Olympus reflect weaker demand, with 1.3% organic growth in recurring revenue for the year. The current economic environment has contributed to the lower growth in revenue in the U.S. Utilization of U.S. healthcare has decreased with fewer physician office visits affecting laboratory testing volumes. Recurring revenue was also constrained in the U.S. by the limitations on expanding our customer base due to the prohibition of offering our troponin test to new customers and by quality issues described previously.

In 2009, revenue in the U.S. increased as a result of revenue from the Olympus and Cogenics acquisitions and from growth in recurring revenue, partially offset by declines of more than 24% in cash instrument sales due to the factors mentioned earlier.

In 2010 revenue in Europe increased 9.0% (12.5% in constant currency). Revenues excluding Olympus decreased 2.4% as a result of softness in demand due to austerity measures adopted by many countries. The central laboratory market in Europe is changing due to consolidation, with central laboratories expecting a lower price for increased volumes. The overall increase of 12.5% in constant currency is due to growth of Olympus products in chemistry and clinical automation. Revenue in Europe increased in 2009 due to an increase in recurring revenue of 17.8%, primarily resulting from the Olympus acquisition and from solid growth in immunoassay and molecular diagnostics. The region, however, experienced a decline in cash instrument sales of 6.7% or 4.3% in constant currency. We believe that the decline is due to adverse credit market and economic conditions which has led some customers to defer capital expenditures.

Revenue from Emerging Markets in 2010 increased by 21.0% (18.7% in constant currency) or 7.7% in constant currency excluding Olympus. The increase was due to an additional seven months of revenue from the Olympus acquisition and an increase in recurring revenue from our automated immunoassay and cellular product areas due to efforts to expand the installed base of instruments and stronger demand in Russia, Turkey, and India. However, in 2009 revenue decreased by 2.9% (a 3.3% increase in constant currency) as we experienced a decrease in cash instrument sales. Overall, cash instrument sales dropped by 38% on a constant currency basis. Sales in 2008 had been particularly strong due to the weaker dollar which enabled us to increase our market penetration. However, in 2009, the stronger dollar and difficult economic environment reduced cash instrument sales. Recurring revenue increased due to revenue from the Olympus acquisition and continued growth in recurring revenue from instruments placed in prior years.

BEC 2010 FORM 10-K	37

Sales in Asia Pacific increased 32.4% (27.6% in constant currency) during 2010. The increase was due to an increase in recurring revenue from an expanded installed base particularly in our immunoassay and molecular diagnostics product area. China led robust growth in Asia Pacific, up more than 34% for the year exclusive of Olympus product revenue.

Sales in Asia Pacific increased by 24.5% (22.0% in constant currency) during 2009 mainly due to 22.2% growth in recurring revenue (20.4% in constant currency), led by growth in products from chemistry and clinical automation as a result of the Olympus acquisition and immunoassay and molecular diagnostics. China continued to experience the highest growth, up 37.0% (35.9% in constant currency).

Cost of Sales

	Years Ended December 31,
	2010	2009	2008	2010 to 2009 Percent Change	2009 to 2008 Percent Change
(in millions)
Cost of recurring revenue	$1,437.3	$1,247.0	$1,095.7	15.3%	13.8%
As a percentage of recurring revenue	48.4%	47.1%	45.6%	1.3%	1.5%

	Years Ended December 31,
	2010	2009	2008	2010 to 2009 Percent Change	2009 to 2008 Percent Change
(in millions)
Cost of instrument sales	$573.6	$512.5	$575.2	11.9%	(10.9)%
As a percentage of instrument sales	82.7%	83.3%	82.6%	(0.6)%	0.7%

	Years Ended December 31,
	2010	2009	2008	2010 to 2009 Percent Change	2009 to 2008 Percent Change
(in millions)
Total cost of sales	$2,010.9	$1,759.5	$1,670.9	14.3%	5.3%
As a percentage of total revenue	54.9%	54.0%	53.9%	1.0%	0.1%

Overall, our cost of sales increased $251.4 million or 14.3% during 2010 as compared to 2009. Cost of sales as a percent of revenue increased 0.9% as a result of product mix. Additionally, cost of sales were negatively impacted by the higher service expenses of $62.0 million and higher line engineering costs of $15.9 million due to the product quality improvement initiatives in 2010.

Cost of sales increased $88.6 million or 5.3% during 2009. The Olympus acquisition contributed $130.1 million in cost of sales during 2009, including a charge of $22.1 million for the effect of the inventory accounting purchase adjustment in connection with the acquisition accounting. Excluding the cost of sales generated from the Olympus acquisition, cost of sales decreased by 2.5% due in part to a 0.8% decrease in overall sales. Cost of sales decreased more than sales due primarily to a mix favoring recurring revenue, which yields stronger margins.

Operating Expenses

Selling, General and Administrative

	Years Ended December 31,
	2010	2009	2008	2010 to 2009 Percent Change	2009 to 2008 Percent Change
(in millions)
Selling, general and administrative (“SG&A”)	$897.5	$811.6	$793.4	10.6%	2.3%
As a percentage of total revenue	24.5%	24.9%	25.6%	(0.4)%	(0.7)%

38	BEC 2010 FORM 10-K

Selling, general and administrative or SG&A expense for 2010 increased by $85.9 million, due primarily to:

•

Increased spending of $62.9 million on selling and marketing activities as a result of an additional 7 months of expenses in 2010 associated with the Olympus business and due to an overall increase in sales.

•	Additional quality and regulatory expenses of $15.9 million associated with our compliance and quality system improvement initiative that began in early 2010.

•	Increased spending on staffing levels to improve customer satisfaction, particularly in the U.S. market.

In 2009, SG&A increased by $18.2 million compared to 2008 primarily due to (a) $39.4 million in additional SG&A associated with the Olympus business, a $25.5 million increase in pension expense and charges of $8.0 million related to legal matters, offset by (b) an overall decline in SG&A spending of $54.7 million primarily due to our continued focus on cost containment initiatives, especially in light of the shortfall in cash instrument revenue combined with the effect of a stronger dollar during the first half of 2009.

Research and Development

	Years Ended December 31,
	2010	2009	2008	2010 to 2009 Percent Change	2009 to 2008 Percent Change
(in millions)
Research and Development (“R&D”)	$268.6	$266.4	$280.1	0.8%	(4.9)%
As a percentage of total revenue	7.3%	8.2%	9.0%	(0.9)%	(0.8)%

During 2010 R&D costs increased by $2.2 million primarily due to additional product development investments in our molecular diagnostics program, DxN, and the Olympus product line. This was offset by a reduction in R&D spending of $15.9 million as resources were shifted to improve quality on current products and charged to cost of sales instead of R&D. The increase was despite a charge of $5.8 million incurred in the third quarter of 2009 for the purchase of a sublicense to certain patent rights which will be used to develop a molecular assay.

R&D costs decreased by $13.7 million during 2009 despite the added R&D costs of $17.1 million associated with the Olympus business and the purchase of a $5.8 million sublicense described above. The primary reason for the decrease relates to the following R&D charges incurred during 2008:

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

	Years Ended December 31,
	2010	2009	2008	2010 to 2009 Percent Change	2009 to 2008 Percent Change
(in millions)
Amortization of intangibles	$55.7	$39.6	$29.6	40.7%	33.8%
Restructuring and acquisition related costs	$31.2	$152.3	$21.4	(79.5)%	>100.0%
Environmental remediation	—	—	$19.0	0.0%	(100.0)%

BEC 2010 FORM 10-K	39

Amortization of Intangibles

Amortization of intangibles increased by $16.1 million during 2010 and $10.0 million during 2009 due primarily to the inclusion of 12 months of amortization in 2010 associated with the acquired intangibles from the Olympus acquisition in comparison to 5 months of amortization included in 2009 related to these same intangibles. Amortization of intangible assets is related primarily to assets for acquired technology, customer and distributor relationships.

Restructuring and Acquisition Related Costs

Restructuring and acquisition related costs decreased by $121.1 million in 2010 compared to 2009 due primarily to completion of our restructuring and integration initiatives in 2010, including the integration of Olympus. During 2009, we experienced high restructuring costs primarily due to the costs associated with integrating the Olympus acquisition and the closure and relocation of certain manufacturing and distribution sites along with activities related to our 2008 plan to vacate our Fullerton, California facility and consolidate those operations to other existing facilities. These additional costs include $105.7 million related to the Olympus acquisition and $45.0 million related to the closure and relocation of certain sites including severance, relocation, and other exit costs. Additionally, we analyzed the remaining useful life of certain assets, which in some cases resulted in a shorter life than our initial estimate. Based on this revised and shortened useful life, we accelerated depreciation expense, which resulted in $1.6 million of higher depreciation during 2009.

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

The following table presents operating income for each reportable segment for 2010, 2009 and 2008 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	2010*	2009*	2008*
Operating income:
Clinical Diagnostics	$611.1	$464.3	$441.9
Life Science	74.7	95.1	98.7

Total segment operating income	685.8	559.4	540.6

Unallocated corporate overhead and other costs	(230.9)	(133.2)	(190.9)
Restructuring and acquisition related costs	(31.2)	(152.3)	(21.4)
Environmental remediation	—	—	(19.0)
Fair market value inventory amortization adjustment for Clinical Diagnostics	(5.9)	(22.1)	(1.0)
Technology license used in R&D for Clinical Diagnostics	—	(5.8)	(23.7)
Litigation accrual	3.9	(3.9)	—
Discontinued product write-off related to Clinical Diagnostics	—	(1.6)	—
Olympus intangible asset amortization related to Clinical Diagnostics	(22.2)	(9.6)	—

Total operating income	399.5	231.2	284.5

40	BEC 2010 FORM 10-K

	2010	2009	2008
Non-operating (income) expense:
Interest income	(5.7)	(5.0)	(10.0)
Interest expense	99.8	76.6	60.8
Other	(3.5)	(24.8)	(4.9)

Total non-operating expense (income)	90.6	46.8	45.9

Earnings from continuing operations before income taxes	$308.9	$184.4	$238.6

*	Amounts in table may not foot due to rounding.

The increase in operating income generated from the Clinical Diagnostics segment during 2010 and 2009 is due primarily to the increase in revenue from the Olympus acquisition coupled with higher recurring revenue which has higher profit margins than cash instrument sales.

The decrease in operating income for our Life Science segment during 2010 was due primarily to a decrease in Life Science revenues as a result of weak demand within the industry. The decrease in 2009 as compared to 2008 was due primarily to a 6.9% decrease in revenue, with lower cash instrument sales being a significant driver.

Non-Operating Income and Expense

	Years Ended December 31,
	2010	2009	2008	2010 to 2009 Percent Change	2009 to 2008 Percent Change
(in millions)
Interest income	$(5.7)	$(5.0)	$(10.0)	14.0%	(50.0)%
Interest expense	99.8	76.6	60.8	30.3%	26.0%
Other non-operating expense (income)	(3.5)	(24.8)	(4.9)	(85.9)%	>100%

Interest income decreased during 2010 and 2009 due, in part, to our decreasing investment in STL receivables coupled with overall lower rates of interest on our cash and investment balances.

Interest expense in 2010 and 2009 increased by $23.2 million and $15.8 million, respectively due primarily to additional interest expense of $12.7 million and $19.6 million in 2010 and 2009, respectively, resulting from our $500 million issuance of debt to finance the Olympus acquisition. During 2010, we also incurred $4.1 million in higher interest expense on our income tax liabilities. Additionally, on July 8, 2010, $11.0 million of our $235.0 million Senior Notes due November 15, 2011 were redeemed pursuant to the terms of the Senior Notes. In connection with this redemption we incurred $0.7 million in debt extinguishment costs that were recorded within interest expense during the third quarter of 2010.

Other non-operating income decreased in 2010 and increased in 2009 primarily related to foreign currency gains recorded in 2009 related to the Olympus acquisition. During 2010, we recorded a gain of $2.3 million related to the sale of an investment and a product line. In 2009, we recognized a $19.6 million hedging gain associated with forward contracts to purchase Japanese yen. Since our purchase price for the Olympus acquisition was paid in yen, we entered into forward contracts in an effort to mitigate the risk associated with changes in the value of the yen which we settled as of July 30, 2009. During 2009, we also recorded a $2.2 million foreign currency gain on the value of the yen for the period between settling the forward contract and the transfer of funds in yen to purchase Olympus. Additionally, we recorded a $4.9 million foreign currency gain related to the settlement of intercompany loans related to the Olympus acquisition in 2009.

Income Tax

Income tax as a percentage of pretax earnings from continuing operations was 25.3% in 2010, 20.2% in 2009 and 22.0% in 2008. Unfavorable discrete items which increased tax expense for 2010 were primarily attributable to certain adjustments to prior year tax returns (including changes in judgment regarding certain prior year tax items) and a write-off related to Medicare drug subsidy deferred taxes.

Our effective tax rate was lower than the United States federal statutory rate due primarily to:

•	Geographic profit mix with more income earned outside the U.S. in lower-tax jurisdictions

•	Various tax credits, including R&E tax credits and foreign tax credits

BEC 2010 FORM 10-K	41

•	Deduction allowed for U.S. tax purposes related to manufacturing activities in the U.S.

During 2009, we filed certain tax accounting method changes with the U.S. Internal Revenue Service (“IRS”). As a result of these accounting method changes, certain tax deductions were accelerated and reflected in the 2008 federal income tax return, resulting in a net operating loss for that year for tax purposes. This loss has been carried back to the 2006 tax year and reduces taxes previously paid. We received a total of $66.0 million in additional tax refunds in 2009 resulting from accounting method changes. The acceleration of these tax deductions reduces certain permanent tax benefits in tax years 2008 and 2006. The impact of the reduction of these permanent tax benefits, totaling $3.4 million, was reflected as a discrete item in the tax provision for 2009.

Additional R&E tax credits of $8.9 million were recorded in 2008 to record the credits in the year earned. Prior to 2008 we recorded R&E credits in the following year due to difficulties in estimating credits. Total R&E tax credits recorded in 2008 were $17.6 million ($8.9 million for 2008 credits and $8.7 million for 2007 credits). R&E credits recorded in 2007 were $6.2 million (related to 2006 credits).

Income tax as a percentage of pretax earnings from continuing operations was impacted negatively in 2008, 2009 and 2010 by the establishment of a joint intercompany research and development program in Ireland in 2008. This program is expected to continue to negatively impact our tax rate over the next couple of years but yield a lower long term tax rate. See Note 13 “Income Taxes” of the Notes to consolidated financial statements in Item 8 of this Form 10-K for a reconciliation of the U.S. statutory tax rate to our effective tax rate. We expect the effective tax rate in 2011 to be higher than 2010 by one to two percentage points due primarily to lower foreign tax credits. Our 2011 effective tax rate, however, may be impacted by a number of factors including, enactments of new tax laws, new interpretations of existing tax laws, rulings by and settlements with taxing authorities, our generation of tax credits, including R&E tax credits and our geographic profit mix.

Supplemental Information

Non-GAAP Measures

Throughout this section, references are made to the following financial measures: “constant currency,” and “adjusted diluted earnings per share.” These financial measures are an alternative presentation of our past and potential future operational performance and do not replace the presentation of our reported financial results under U.S. GAAP. We have provided these supplemental non-GAAP financial measures because they provide meaningful information regarding our results on a consistent and comparable basis for the periods presented. We use these non-GAAP financial measures for reviewing the operating results of our business segments, for analyzing potential future business trends in connection with our budget process and base certain annual bonus plans on these non-GAAP financial measures. In order to measure our sales performance on a constant currency basis, it is necessary to remove the impact of changes in foreign currency exchange rates which affects the comparability and trend of sales. Constant currency results are calculated by translating current year results at prior year foreign currency exchange rates for the period, computed monthly. In addition, we believe investors will utilize this information to evaluate period-to-period results on a comparable basis and to better understand potential future operating results. We encourage investors and other users of these financial statements to review our consolidated financial statements and other publicly filed reports in their entirety and not to rely solely on any single financial measure. Non-GAAP financial measures should be considered in addition to, but not as a substitute for or superior to, other measures of financial performance prepared in accordance with GAAP.

42	BEC 2010 FORM 10-K

Adjusted diluted earnings and earnings per share excludes the impact of income and expense such as charges associated with restructuring or relocations in connection with our supply chain improvement initiatives, acquisition and integration related expenses, license fees, amortization of intangible assets acquired from Olympus and other income and expense items. Management uses adjusted earnings per share to prepare operating budgets and forecasts to measure against our performance and to evaluate management performance for compensation purposes. Reconciliations of net earnings per share, the GAAP measure most directly comparable to adjusted earnings per share, are provided below.

		Years Ended December 31,
	2010		2009
	Amount	Per Diluted Share	Amount	Per Diluted Share
(in millions, except amounts per share)
GAAP net earnings	$230.7	$3.25	$147.1	$2.18
Reconciling items:
Restructuring and acquisition related costs	31.2	0.45	152.3	2.27
Olympus intangible asset amortization	22.2	0.31	9.6	0.14
Fair market value inventory adjustment	5.9	0.08	22.1	0.33
Foreign currency gains related to ODS acquisition	—	—	(26.7)	(0.41)
Inventory write-off	—	—	1.6	0.02
Interest expense on debt offering	—	—	5.6	0.09
Purchase of sublicense-Molecular testing	—	—	5.8	0.09
Litigation accrual	(3.9)	(0.05)	3.9	0.05
Unusual stock based compensation expense for liability plan	4.2	0.05	—	—
Adjustment for income taxes	(21.7)	(0.31)	(58.3)	(0.86)
Medicare drug subsidy deferred tax asset write-off due to change in law	8.3	0.12	—	—

Adjusted net earnings	276.9	$3.90	$263.0	$3.90

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

BEC 2010 FORM 10-K	43

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

•	Invest in additional customer leased equipment which will remain on our balance sheet.

•

Maintain or raise our quarterly dividend. In February 2011, our Board of Directors declared a quarterly cash dividend of $0.19 per share, payable on March 13, 2011 to stockholders of record on March 3, 2011. Although dividend payments are at the discretion of our Board of Directors, we expect to pay quarterly dividends in 2011 of $0.19 per share,

•	Pay costs associated with our supply chain and restructuring initiatives,

•	Make pension and postretirement plan contributions of $53.9 million,

•	Repurchase our common shares and

•	Repurchase our notes.

We expect payments associated with the environmental clean up of our Fullerton facility to become more significant in 2011 and beyond. Proceeds from the potential sale of the Fullerton facility are not anticipated in the near term.

In November 2001, we issued $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011. In July 2010, we redeemed $11.0 million of the Notes. We expect to retire the remaining Notes with available cash in 2011.

We purchased U.S. Treasury and other debt securities during 2010 in order to earn a return on our excess cash and for the future payment of senior notes due in 2011. These are included as available-for-sale investments in our consolidated balance sheet. Investments include primarily corporate bonds, government agencies, government treasury bills, and government guaranteed bonds. We estimate the fair values of our investments based on quoted market prices.

The following is a summary of our cash flow from operating, investing and financing activities, as reflected in our consolidated statements of cash flows (in millions):

	2010	2009	2008
Cash provided by (used in):
Operating activities	$649.2	$568.6	$474.8
Investing activities	(504.4)	(1,138.8)	(305.9)
Financing activities	(52.0)	737.0	(128.2)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	2.0	(3.7)

Change in cash and cash equivalents	$87.4	$168.8	$37.0

Cash provided by operating activities for 2010 increased by $80.6 million due primarily to a decrease in U.S. pension contributions of $54.0 million, an increase in net earnings of $83.6 million, including the effect of adjusting for non-cash items and offset by a decrease in cash required to fund changes in net operating assets and liabilities.

Cash provided by operating activities for 2009 increased by $93.8 million due primarily to improved collection efforts for customer receivables and timing of payments for expenses, particularly restructuring costs. We also received a refund of U.S. Federal income taxes of $66.0 million as a result of amending tax returns to deduct software costs in the periods incurred rather than capitalizing the costs for tax purposes. The above increases in cash provided by operating activities were partially offset by higher pension contributions, which increased by about $66.0 million.

Investing activities used cash of $504.4 million in 2010 compared to $1,138.8 million in 2009. The decrease in investing activities is attributable to the acquisition of Olympus in August 2009 and a decrease in capital expenditures for property, plant and equipment due to the completion of the Orange County consolidation project in 2010. These were partially offset by a net purchase of investments of $164.4 million and additional spending for new customer leased instruments during 2010.

44	BEC 2010 FORM 10-K

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

Financing activities used cash of $52.0 million in 2010 due primarily to our net debt repayments of $12.2 million, dividend payments of $51.1 million and stock repurchases of $92.9 million, offset by proceeds from issuance of stock totaling $99.9 million.

Cash flows provided by financing activities in 2009 increased by $865.2 million compared to 2008 due primarily to our $500.0 million debt offering completed in May 2009 and the $240.0 million equity offering completed in July 2009 to finance a portion of the Olympus acquisition, which closed on August 3, 2009.

Short and Long Financing Arrangements

At December 31, 2010, we had the following resources available to obtain short-term or long-term financings if we need additional liquidity:

In millions
2008 Shelf Registration Statement	Unspecified
Credit Facility	$350.0
Uncommitted lines of credit	235.5
Revolving trade receivables-based facilities	125.0

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

Credit Facility

We entered into an Amended and Restated Credit Agreement, dated December 28, 2009 (the “Credit Facility”), with a maturity date of May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. In connection with the Credit Facility, we incurred issuance costs of $5.3 million which are being amortized over the term of the Credit Facility. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating. At December 31, 2010 and 2009, no amounts were outstanding under the Credit Facility.

On February 17, 2011, Beckman Coulter, Inc. (the “Company”) entered into Waiver No. 1 to the Credit Facility pursuant to which the requisite lenders under the Credit Facility (i) permanently waived any event of default under the Credit Facility resulting from our entry into that certain Agreement and Plan of Merger, dated February 6, 2011 (the “Merger Agreement”), with Danaher Corporation (“Danaher”) and Djanet Acquisition Corp. (the “Purchaser”) and (ii) temporarily waived until the earlier of April 30, 2011 and the date of the consummation of the proposed merger with the Purchaser any event of default under the Credit Facility that may result from (i) any acquisition of less than 100% of our outstanding shares by the Purchaser or Danaher or (ii) any change in the composition of our board of directors.

At December 31, 2010, we also had $20.5 million of letters of credit outstanding with availability to issue an additional $10.3 million of letters of credit.

Uncommitted Lines of Credit

At December 31, 2010, $195.5 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U. S. at various interest rates. Within the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

BEC 2010 FORM 10-K	45

Securitization

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold an ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The assets of BCFC will be available first and foremost to satisfy the claims of the creditors of BCFC. The cost of funds under this program varies based on changes in interest rates. The term of the agreement extends to October 26, 2011 and the maximum borrowing amount is $125.0 million. We did not have any amounts drawn on the facility as of December 31, 2010 and 2009.

On February 15, 2011, the Company entered into a waiver for our securitization facility pursuant to which any amortization event under such facility resulting from our entry into the Merger Agreement was waived.

Other Financing

On May 18, 2009, we issued $250.0 million principal amount of the Company’s 6% Senior Notes due 2015 and $250.0 million principal amount of the Company’s 7% Senior Notes due 2019 (the “Notes”). In connection with the Notes, we incurred issuance costs of $4.8 million. The Notes were issued at a discount of $2.3 million which is being amortized over the estimated life of the Notes. The proceeds from the Notes were used on August 3, 2009 to partially fund the Olympus acquisition that is further described in Note 3, “Acquisitions” of the Notes to consolidated financial statements in Item 8 of this Form 10-K.

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

In December 2006, we issued $600.0 million aggregate principal amount of 2.5% unsecured convertible senior notes due 2036 (the “Convertible Notes”). In connection with the proposed transaction with Danaher, the conversion feature of the Convertible Notes gives the holders certain rights to convert their investment into cash and, if applicable, shares of common stock in accordance with the terms of the indenture. As a result, the Convertible Notes are expected to be classified as current maturities of long-term debt in the first quarter of 2011. With respect to any Convertible Notes that are converted, we expect to use our available cash and resources of credit to fund any cash settlement obligation that becomes due prior to the consummation of the pending transaction with Danaher. See Note 21, “Subsequent Events,” of the Notes to consolidated financial statements in Item 8 of this Form 10-K.

Certain of our borrowing agreements contain covenants that we must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2010, we were in compliance with all such covenants as well as reporting requirements related to these covenants.

The following is included in long-term debt at December 31, 2010 and 2009 (dollar amounts in millions):

	Average Rate of Interest for 2010	2010	2009
Convertible Notes, unsecured, due 2036	5.59%	$598.6	$598.6
Senior Notes, unsecured, due 2011	6.88%	224.0	235.0
Senior Notes, unsecured, due 2015	6.00%	250.0	250.0
Senior Notes, unsecured, due 2019	7.00%	250.0	250.0
Debentures, unsecured, due 2026	7.05%	36.2	36.2
Other long-term debt	1.80%	44.1	39.8

Deferred gains on terminated interest rate swaps (see Note 10)	—	1.4	3.1
Embedded derivative on Convertible Notes	—	1.2	0.9
Unamortized debt discounts and issuance costs	—	(64.0)	(83.6)

		1,341.5	1,330.0
Less current maturities		(230.1)	(24.1)

Long-term debt, less current maturities		$1,111.4	$1,305.9

46	BEC 2010 FORM 10-K

The cost of any future indebtedness, including future filings under our credit facility, may be affected by our credit rating. Our credit ratings at December 31, 2010, were as follows:

Rating Agency	Rating	Outlook
Fitch	BBB	Stable
Moody’s	Baa3	Negative
Standard & Poor’s	BBB	Watch

Factors that can affect our credit ratings include changes in our prospects, our operating performance, our financial position and our business strategy. If a downgrade were to occur, it could adversely impact, among other things, our future borrowing costs and access to capital markets.

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

Capital Expenditures

Customer leased instruments normally comprise about two-thirds of our total capital expenditures We expect our OTL instrument balance to increase as the majority of our contracts are from OTL transactions. We expect to incur capital expenditures of about $289 million in 2011. Capital expenditures are funded through cash provided by operating activities, as well as available cash and cash equivalents and short-term investments.

Off-Balance Sheet Arrangements and Contractual Obligations

We do not have any off-balance sheet arrangements that have had or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

The following represents a summary of our contractual obligations and commitments as of December 31, 2010 (in millions):

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
Long-term debt and interest (a)	$2,564.9	$314.0	$70.0	$81.7	$68.8	$343.0	$1,687.4
Operating leases	376.3	76.4	63.2	52.5	46.1	39.9	98.2
Other (b)	292.1	234.7	22.2	14.9	10.4	7.2	2.7
Unrecognized tax benefit (c)	43.5	16.2	6.3	—	—	—	21.0

Total contractual cash obligations	$3,276.8	$641.3	$161.7	$149.1	$125.3	$390.1	$1,809.3

(a)	The amounts for long-term debt assume that the respective debt instruments will be outstanding until their scheduled maturity dates, or the earliest date the debt may be put to us by the holder. Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2013, or upon the occurrence of certain designated events as described in the debt offering memorandum. The amounts include interest, but exclude the unamortized discount of $64.0 million, and the $1.4 million fair value adjustment recorded for the reverse interest rate swap as permitted by the accounting standard for derivatives and hedging, specifically the embedded derivatives subtopic. See Note 10 “Debt Financing” of the Notes to consolidated financial statements in Item 8 of this Form 10-K for additional information regarding our long-term debt.
(b)	Other consists primarily of inventory purchase commitments.
(c)	Unrecognized tax benefits represent our potential future obligation to the taxing authority for a tax position that was not recognized. Given that the timing of payments associated with this obligation is undeterminable, a portion of the balance has been categorized under the “thereafter” column.

Recent Accounting Developments

See Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to consolidated financial statements included in Item 8 of this Form 10-K for a description of recently issued accounting pronouncements, including the expected dates of adoption and estimated effects on our results of operations, financial position, and cash flows.

BEC 2010 FORM 10-K	47

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

Our most significant foreign currency exposures relate to the Euro, Japanese Yen, Australian dollar, British Pound Sterling and Canadian dollar. As of December 31, 2010 and 2009, the notional amounts of all derivative foreign exchange contracts were $483.1 million and $546.3 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of December 31, 2010 and 2009, resulted in the recognition of net assets of $2.8 million and $2.0 million, respectively. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at December 31, 2010. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $18.4 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $16.5 million in these instruments. Losses and gains on the underlying transactions being hedged would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis.

Similarly, we performed a sensitivity analysis on our variable rate debt instruments and derivatives. A one percentage point increase or decrease in interest rates was estimated to have no impact on our pre-tax earnings based on the amount of variable rate debt outstanding at December 31, 2010.

Additional information with respect to our foreign currency and interest rate exposures are discussed in Note 11 “Derivatives” of the Notes to consolidated financial statements in Item 8 of this Form 10-K.

Financial Risk Management

Our risk management program, developed by senior management and approved by the Board of Directors, seeks to minimize the potentially negative effects of changes in foreign exchange rates and interest rates on the results of operations. Our primary exposures to fluctuations in the financial markets are to changes in foreign exchange rates and interest rates.

Foreign exchange risk arises because our reporting currency is the U.S. dollar and we generate approximately 54% of our revenue in various foreign currencies. U.S. dollar-denominated costs and expenses as a percentage of total operating costs and expenses are much greater than U.S. dollar-denominated revenue as a percentage of total net revenue. As a result, appreciation of the U.S. dollar against our major trading currencies has a negative impact on our results of operations, and depreciation of the U.S. dollar against such currencies has a positive impact. We seek to minimize our exposure to changes in exchange rates by denominating costs and expenses in foreign currencies. When these opportunities are exhausted, we use derivative financial instruments to function as “hedges”. We use forward contracts and purchased option contracts to hedge certain foreign currency denominated transactions based on prior year rates. We do not use these instruments for speculative or trading purposes. The major currencies against which we hedge are the Euro, Japanese Yen, Australian dollar, British Pound Sterling and Canadian dollar.

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

48	BEC 2010 FORM 10-K

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beckman Coulter, Inc.:

We have audited the accompanying consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries (“the Company”) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying accounts as listed in the index under Item 15(a)(3). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for business combinations due to the adoption of a new accounting pronouncement in 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2011, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Irvine, California

February 23, 2011

BEC 2010 FORM 10-K	49

Consolidated Balance Sheets

(in millions, except amounts per share)

	December 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$376.2	$288.8
Short-term investment available for sale, at fair value	135.3	—
Certificates of deposit	28.6	—
Trade and other receivables, net	796.2	827.9
Inventories	630.5	596.8
Deferred income taxes	94.6	79.0
Prepaids and other current assets	78.4	77.4

Total current assets	2,139.8	1,869.9

Property, plant and equipment, net	632.4	621.9
Customer leased instruments, net	492.9	523.0
Goodwill	1,048.9	1,041.9
Other intangible assets, net	515.7	561.8
Other assets	53.1	58.6

Total assets	$4,882.8	$4,677.1

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$267.9	$235.7
Accrued expenses	493.5	540.1
Income taxes payable	3.5	5.6
Short-term borrowings	0.5	1.8
Current maturities of long-term debt	230.1	24.1

Total current liabilities	995.5	807.3

Long-term debt, less current maturities	1,111.4	1,305.9
Deferred income taxes	41.1	50.1
Other liabilities	603.3	552.6

Total liabilities	2,751.3	2,715.9

Commitments and contingencies (see Note 18)
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 73.9 and 73.8 at December 31, 2010 and December 31, 2009, respectively, shares outstanding 70.3 and 69.6 at December 31, 2010 and December 31, 2009, respectively	7.4	7.4
Additional paid-in capital	902.2	886.8
Retained earnings	1,662.2	1,482.7
Accumulated other comprehensive loss	(214.2)	(176.8)
Treasury stock, at cost: 3.2 and 3.8 common shares at December 31, 2010 and December 31, 2009, respectively	(226.1)	(238.9)
Common stock held in grantor trust, at cost: 0.4 common shares at December 31, 2010 and December 31, 2009	(23.4)	(21.3)
Grantor trust liability	23.4	21.3

Total stockholders’ equity	2,131.5	1,961.2

Total liabilities and stockholders’ equity	$4,882.8	$4,677.1

See accompanying notes to consolidated financial statements.

50	BEC 2010 FORM 10-K

Consolidated Statements of Earnings

(in millions, except amounts per share)

	Years Ended December 31,
	2010	2009	2008
Recurring revenue – supplies, service and lease payments	$2,969.4	$2,645.2	$2,402.6
Instrument sales	694.0	615.4	696.3

Total revenue	3,663.4	3,260.6	3,098.9

Cost of recurring revenue	1,437.3	1,247.0	1,095.7
Cost of instrument sales	573.6	512.5	575.2

Total cost of sales	2,010.9	1,759.5	1,670.9

Operating costs and expenses
Selling, general and administrative	897.5	811.6	793.4
Research and development	268.6	266.4	280.1
Amortization of intangible assets	55.7	39.6	29.6
Restructuring and acquisition related costs	31.2	152.3	21.4
Environmental remediation	-	-	19.0

Total operating costs and expenses	1,253.0	1,269.9	1,143.5

Operating income	399.5	231.2	284.5

Non-operating expense (income)
Interest income	(5.7)	(5.0)	(10.0)
Interest expense	99.8	76.6	60.8
Other, net	(3.5)	(24.8)	(4.9)

Total non-operating expense	90.6	46.8	45.9

Earnings before income taxes	308.9	184.4	238.6
Income taxes	78.2	37.3	52.6

Net earnings	$230.7	$147.1	$186.0

Basic earnings per share	$3.29	$2.22	$2.95

Diluted earnings per share	$3.25	$2.18	$2.89

Weighted average number of shares outstanding (in thousands)
Basic	70,172	66,297	62,969
Diluted	70,920	67,383	64,348

See accompanying notes to consolidated financial statements.

BEC 2010 FORM 10-K	51

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

(in millions)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Common Stock Held in Grantor Trust	Grantor Trust Liability	Total
Balance December 31, 2007	$6.8	$581.6	$1,238.2	$(12.8)	$(317.8)	$(17.8)	$17.8	$1,496.0
Net earnings	—	—	186.0	—	—	—	—	186.0
Foreign currency translation adjustments	—	—	—	(64.2)	—	—	—	(64.2)
Net actuarial losses associated with pension and other postretirement benefits, net of income taxes of $90.6	—	—	—	(147.1)	—	—	—	(147.1)
Amortization of prior service cost and unrecognized gains included in net periodic benefit cost, net of income taxes of $(3.9)	—	—	—	6.2	—	—	—	6.2
Derivatives qualifying as hedges:
Net derivative gains, net of income taxes of $(9.2)	—	—	—	15.0	—	—	—	15.0
Reclassification to income, net of income taxes of $(1.9)	—	—	—	3.1	—	—	—	3.1

Other/Total Comprehensive Loss				$(187.0)				$(1.0)

Shares issued under stock option and benefit plans	0.1	(7.2)	—	—	—	—	—	(7.1)
Share-based compensation expense	—	35.2	—	—	—	—	—	35.2
Tax benefit from exercise of non-qualified stock options	—	11.9	—	—	—	—	—	11.9
Dividends to stockholders	—	—	(42.6)	—	—	—	—	(42.6)
Repurchases of treasury stock	—	—	—	—	(94.4)	—	—	(94.4)
Stock issued from treasury	—	—	—	—	84.3	—	—	84.3
Repurchases of common stock held in grantor trust	—	—	—	—	—	(1.5)	1.5	—

Balance December 31, 2008	6.9	621.5	1,381.6	(199.8)	(327.9)	(19.3)	19.3	1,482.3
Net earnings	—	—	147.1	—	—	—	—	147.1
Foreign currency translation adjustments	—	—	—	26.7	—	—	—	26.7
Net actuarial losses associated with pension and other postretirement benefits, net of income taxes of $1.9	—	—	—	(2.7)	—	—	—	(2.7)
Amortization of prior service cost and unrecognized gains included in net periodic benefit cost, net of income taxes of $(9.2)	—	—	—	15.5	—	—	—	15.5
Derivatives qualifying as hedges:
Net derivative losses, net of income taxes of $5.3	—	—	—	(8.5)	—	—	—	(8.5)
Reclassification to income, net of income taxes of $4.9	—	—	—	(8.0)	—	—	—	(8.0)

Other/Total Comprehensive Income				$23.0				$170.1

Shares issued under stock option and benefit plans	—	(9.5)	—	—	—	—	—	(9.5)
Share-based compensation expense	—	33.5	—	—	—	—	—	33.5
Issuance of common stock	0.5	238.0	—	—	—	—	—	238.5
Tax benefit from exercise of non-qualified stock options	—	3.3	—	—	—	—	—	3.3
Dividends to stockholders	—	—	(46.0)	—	—	—	—	(46.0)
Repurchases of treasury stock	—	—	—	—	(1.3)	—	—	(1.3)
Stock issued from treasury	—	—	—	—	90.3	—	—	90.3
Repurchases of common stock held in grantor trust	—	—	—	—	—	(2.0)	2.0	—

Balance December 31, 2009	7.4	886.8	1,482.7	(176.8)	(238.9)	(21.3)	21.3	1,961.2
Net earnings	—	—	230.7	—	—	—	—	230.7
Foreign currency translation adjustments	—	—	—	(21.4)	—	—	—	(21.4)
Restoration of deferred tax asset associated with retiree drug subsidy	—	—	—	9.3	—	—	—	9.3
Net actuarial losses associated with pension and other postretirement benefits, net of income taxes of $27.8	—	—	—	(46.7)	—	—	—	(46.7)
Amortization of prior service cost and unrecognized gains included in net periodic benefit cost, net of income taxes of $(11.5)	—	—	—	19.2	—	—	—	19.2
Net unrealized gain on available for sale securities, net of income taxes of $(0.2)	—	—	—	0.3	—	—	—	0.3
Derivatives qualifying as hedges:
Net derivative gains, net of income taxes of $0.0	—	—	—	0.1	—	—	—	0.1
Reclassification to income, net of income taxes of $(1.0)	—	—	—	1.8	—	—	—	1.8

Other/Total Comprehensive (Loss) Income				$(37.4)				$193.3

Shares issued under stock option and benefit plans	—	(15.0)	—	—	—	—	—	(15.0)
Share-based compensation expense	—	26.9	—	—	—	—	—	26.9
Tax benefit from exercise of non-qualified stock options	—	3.4	—	—	—	—	—	3.4
Dividends to stockholders	—	—	(51.1)	—	—	—	—	(51.1)
Repurchases of treasury stock	—	—	—	—	(92.9)	—	—	(92.9)
Stock issued from treasury	—	—	—	—	105.7	—	—	105.7
Repurchases of common stock held in grantor trust	—	—	—	—	—	(2.1)	2.1	—
Balance December 31, 2010	$7.4	$902.2	$1,662.2	$(214.2)	$(226.1)	$(23.4)	$23.4	$2,131.5

See accompanying notes to consolidated financial statements.

52	BEC 2010 FORM 10-K

Consolidated Statements of Cash Flows

(in millions)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net earnings	$230.7	$147.1	$186.0
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities
Depreciation and amortization	365.9	319.0	255.9
Provision for doubtful accounts receivable	8.1	4.5	6.8
Share-based compensation expense	29.0	35.8	29.6
Loss (gain) on asset disposals and sales	10.2	14.8	(1.0)
Loss from debt extinguishment	0.7	—	—
Accreted interest on convertible debt	15.2	14.4	13.7
Amortization of pension and postretirement costs	30.7	24.0	9.8
U.S. pension trust contributions	(20.0)	(74.0)	(8.2)
(Benefit) provision for deferred income taxes	(0.2)	38.2	(21.1)
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	14.9	7.2	(7.3)
Prepaid and other current assets	(3.3)	(3.2)	26.2
Inventories	(40.2)	(4.2)	18.3
Accounts payable and accrued expenses	7.4	51.6	(46.4)
Income taxes payable	(14.8)	(23.6)	(16.3)
Long-term lease receivables	4.0	14.5	14.5
Environmental remediation obligation	(0.6)	(0.8)	18.4
Other	11.5	3.3	(4.1)

Net cash provided by operating activities	649.2	568.6	474.8

Cash flows from investing activities
Additions to property, plant and equipment	(139.5)	(163.4)	(92.3)
Additions to customer leased instruments	(176.3)	(167.1)	(207.5)
Payments for business acquisitions and technology licenses, net of cash acquired	(27.2)	(808.3)	(13.5)
Proceeds from sales of assets	3.0	—	7.4
Purchase of investments	(201.6)	—	—
Proceeds from sale of investments	37.2	—	—

Net cash used in investing activities	(504.4)	(1,138.8)	(305.9)

Cash flows from financing activities
Dividends to stockholders	(51.1)	(46.0)	(42.6)
Proceeds from issuance of stock	99.9	323.6	79.4
Repurchase of common stock as treasury stock	(92.9)	(1.3)	(94.4)
Repurchase of common stock held in grantor trust	(2.1)	(2.0)	(1.5)
Excess tax benefits from share-based payment transactions	6.6	6.6	11.9
Net payments on lines of credit	(6.6)	(31.3)	(73.3)
Proceeds from issuance of long-term debt	22.4	497.8	—
Debt repayments	(28.0)	—	(7.7)
Debt issuance costs	(0.2)	(10.4)	—

Net cash (used in) provided by financing activities	(52.0)	737.0	(128.2)

Effect of exchange rates on cash and cash equivalents	(5.4)	2.0	(3.7)
Change in cash and cash equivalents	87.4	168.8	37.0
Cash and cash equivalents-beginning of year	288.8	120.0	83.0

Cash and cash equivalents-end of year	$376.2	$288.8	$120.0

See accompanying notes to consolidated financial statements.

BEC 2010 FORM 10-K	53

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

Our revenue is about evenly distributed inside and outside of the United States. Clinical Diagnostics sales represent 87.6% of our total revenue, with the balance coming from the Life Science markets. Approximately 81% of our total revenue is generated by recurring revenue from consumable supplies (including reagent test kits), services and operating type lease (“OTL”) payments. Central laboratories of mid-to large-size hospitals represent our most significant customer group.

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

Foreign Currency Translation

Our reporting currency is the U.S. dollar. The translation of our results of operations and financial position of subsidiaries with non-U.S. dollar functional currencies subjects us to currency exchange rate fluctuations in our results of operations and financial position. Assets and liabilities of subsidiaries with non-U.S. dollar functional currencies are translated into U.S. dollars at fiscal period-end exchange rates. Income, expense and cash flow items are translated at weighted average exchange rates prevailing during the fiscal period. The resulting currency translation adjustments are recorded as a component of accumulated other comprehensive loss within stockholders’ equity. Our primary currency translation exposures were related to entities having functional currencies denominated in the Euro, Japanese Yen, British Pound Sterling, Canadian dollar and Chinese Renminbi.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, time deposits and investments having original maturities of three months or less.

54	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Investments

Investments classified as available-for-sale are carried at estimated fair value with unrealized gains and losses recorded as a component of accumulated other comprehensive loss. Management determines the appropriate classification of its investment in debt and equity securities at the time of purchase and re-evaluates such determination at each balance sheet date. We periodically review our investments in equity securities for impairment and adjust these investments to their fair value when a decline in market value is deemed to be other than temporary. If losses on these securities are considered to be other than temporary, the loss is recognized in earnings.

Fair Value of Financial Instruments

The carrying values of our financial instruments approximate their fair value at December 31, 2010 and 2009, except for long-term debt (see Note 10 “Debt and Equity Financing”). Management estimates are used to determine the market value of cash and cash equivalents, trade and other receivables, notes payable, accounts payable and amounts included in other current assets, other assets and accrued expenses meeting the definition of a financial instrument. Concentrations of credit risk with respect to receivables are limited due to the large number of customers and their dispersion across worldwide geographic areas. Quotes from financial institutions are used to determine market values of our debt, pension assets and derivative financial instruments. The Company estimates the fair value of long term debt through quoted prices in active markets that are unadjusted and accessible on the measurement date.

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

Inventories

Inventories are valued at the lower of cost, using the first-in, first-out method, or market (net realizable value). We also periodically review quantities of inventory on hand and compare these amounts to the expected use of each product or product line. We record a charge to cost of sales for the amount required to reduce the carrying value of inventory to net realizable value.

Property, Plant and Equipment and Depreciation

Land, buildings, machinery and equipment are carried at cost. The cost of additions and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation is calculated based on the straight-line method over the estimated useful lives of the assets as follows:

Estimated Useful Life
Buildings	20-40 years
Machinery and equipment	3-10 years
Software for internal use	10 years
Leasehold improvements	Lesser of life of the asset or term of the lease

BEC 2010 FORM 10-K	55

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Leases

We lease buildings, machinery and equipment under operating leases for original terms ranging from one to twenty years. Certain leases contain renewal options for periods up to thirty years.

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

Goodwill – The Company has identified two operating segments – Clinical Diagnostics and Life Science. The two operating segments have a total of three reporting units. We evaluate our goodwill for impairment based on the goodwill balances included in our three reporting units for purposes of goodwill impairment testing. For our goodwill impairment test, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. Under step two, the impairment loss is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Intangible assets – Intangible assets consist primarily of patents, trademarks, tradename, developed technology and customer relationships arising from business acquisitions. Purchased intangible assets are carried at cost, net of accumulated amortization. Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. Our impairment test consists of a comparison of the fair value of the intangible asset with its carrying amount in determining if the asset is recoverable. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

56	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Estimated Useful Life
Technology	4 -25 years
Customer relationships	5 -25 years
Core technology	20 years
Other intangibles	3 -15 years

Accounting for Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flow expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. When we identify an impairment, we reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flow approach or, when available and appropriate, to comparable market values.

Revenue Recognition

The vast majority of our revenue is generated from consumable supplies (including reagent test kits), service and operating-type lease (“OTL”) payment arrangements. Approximately 81% of our total revenue in 2010 was generated by this type of revenue, which we refer to as “recurring revenue.” The remaining balance of revenue is derived from “instrument sales,” which consists primarily of sales made under normal trade terms.

Revenue is recognized when persuasive evidence of an arrangement exists, the price to the buyer is fixed or determinable, collectability is reasonably assured and risk of loss transfers, normally upon delivery. For instrument sales that include customer specific acceptance criteria, revenue is recognized when the acceptance criteria have been met. Credit is extended based upon the evaluation of the customer’s financial condition and we generally do not require collateral. When a customer enters into an OTL agreement, instrument lease revenue is recognized on a straight-line basis over the life of the lease, while the cost of the leased equipment is carried within the customer leased instruments line item and depreciated over its estimated useful life. Supplies and test kit revenue is generally recognized at the time of delivery or usage. Service revenue on maintenance contracts is recognized ratably over the life of the service agreement or as service is performed, if not under contract.

For those sale agreements that include multiple deliverables, such as installation, training, after-market supplies or service, we allocate revenue based on the relative fair values of the individual components as determined by a range of cash selling prices or other verifiable objective evidence for the instruments and other deliverables. We regularly evaluate available objective evidence of instrument fair value using historical data. Our allocation of revenue for future sales could be affected by changes in estimates of the relative fair value of the various deliverables, which could affect the timing of revenue recognition and allocation between instrument, consumable supplies and service.

Our accounting for leases involves specific determinations, which often involve complex provisions and significant judgments. The four criteria of the accounting standard that we use in the determination of an OTL or sales type lease are 1) a review of the lease term to determine if it is equal to or greater than 75 percent of the economic life of the equipment; 2) a review of the minimum lease payments to determine if they are equal to or greater than 90 percent of the fair market value of the equipment; 3) a determination of whether or not the lease transfers ownership to the lessee at the end of the lease term; and 4) a determination of whether or not the lease contains a bargain purchase option. Additionally, we assess whether collectability of the lease payments is reasonably assured and whether there are any significant uncertainties related to costs that we have yet to incur with respect to the lease. Our OTLs are generally cancellable after the first two years. Certain of our lease contracts are customized for larger customers and often result in complex terms and conditions that typically require significant judgment in applying the lease accounting criteria.

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

BEC 2010 FORM 10-K	57

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

Product Warranty Obligations

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

	2010	2009	2008
Beginning of year	$13.8	$12.4	$12.5
Current period warranty charges	17.9	19.4	20.4
Olympus	—	2.4	—
Current period utilization	(19.1)	(20.4)	(20.5)

End of year	$12.6	$13.8	$12.4

Taxes Collected from Customers and Remitted to Governmental Authorities

Taxes are assessed by various governmental authorities on sales and leases. We record taxes collected from customers and remitted to governmental authorities on a net basis (i.e., excluded from revenue).

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

58	BEC 2010 FORM 10-K

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

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued an accounting standard for transfers and servicing of financial assets. This guidance removes the concept of a qualifying special-purpose entity from the accounting standard for transfers and servicing and removes the exception from applying “Consolidation of Variable Interest Entities” from the accounting standard for consolidation. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We adopted this standard as of January 1, 2010, which did not impact our consolidated financial position, results of operations or cash flows.

BEC 2010 FORM 10-K	59

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

New Accounting Standards Not Yet Adopted

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Research or development arrangements frequently include payment provisions whereby a portion or all of the consideration is contingent upon milestone events such as successful completion of phases in a study or achieving a specific result from the research or development efforts. This guidance provides criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. The guidance is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010, with early adoption permitted. We will adopt this guidance beginning January 1, 2011 and do not expect it to have a material impact on our consolidated financial position, results of operations or cash flows.

60	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 2. Composition of Certain Financial Statement Captions and Supplemental Disclosures of Cash Flow Information

The following provides components of certain financial statement captions:

	2010	2009
Trade and other receivables, net
Trade receivables	$765.9	$780.2
Other receivables	33.2	35.6
Current portion of STL receivables	19.3	32.4
Less allowance for doubtful accounts	(22.2)	(20.3)

	$796.2	$827.9

Inventories
Raw materials, parts and assemblies	$192.1	$180.4
Work in process	25.7	29.5
Finished products	412.7	386.9

	$630.5	$596.8

Property, plant and equipment, net
Land	$16.9	$19.3
Buildings, machinery and equipment	854.0	838.2
Software for internal use	405.2	353.7

	$1,276.1	$1,211.2

Less accumulated depreciation
Buildings, machinery and equipment	(485.4)	(461.0)
Software for internal use	(158.3)	(128.3)

	$632.4	$621.9

Customer leased instruments	$1,151.5	$1,056.7
Less accumulated depreciation	(658.6)	(533.7)

	$492.9	$523.0

Accrued Expenses
Unrealized service income	$128.1	$124.8
Accrued compensation	148.9	162.4
Accrued insurance	13.5	12.1
Accrued sales and other taxes	41.9	40.0
Accrued restructure related costs	10.6	41.9
Accrued warranty	12.6	13.8
Olympus additional purchase price	-	17.5
Accrued royalties	12.9	7.0
Other	125.0	120.6

	$493.5	$540.1

Other liabilities
Pension obligation in excess of plan assets	$307.9	$249.4
Postretirement obligation	118.7	117.1
Other	176.7	186.1

	$603.3	$552.6

BEC 2010 FORM 10-K	61

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

	2010	2009	2008
Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest, net of capitalized interest	$88.9	$66.3	$42.1
Income taxes	$81.6	$85.6	$49.6
Non-cash investing and financing activities:
Liabilities incurred in connection with the purchase of property, plant and equipment	$0.9	$10.8	$3.7
Liability incurred due to acquisition purchase price adjustment	$—	$17.5	$—

Depreciation expense was $310.0 million, $279.4 million, and $226.2 million for 2010, 2009 and 2008, respectively. Interest expense of $0.4 million, $1.7 million and $1.7 million was capitalized to property, plant and equipment in 2010, 2009, and 2008, respectively.

Note 3. Acquisitions

Olympus Diagnostics Systems Business

We entered into a master purchase agreement with Olympus Corporation, dated February 27, 2009, to acquire the laboratory-based diagnostics systems business which we refer to as Olympus or the Diagnostic Systems Business. On August 3, 2009, we completed the Olympus acquisition through a cash payment of approximately 76 billion Japanese yen (approximately U.S. $800 million based on currency exchange rates as of August 3, 2009). Based on the final closing net assets, an additional $22.0 million was paid to Olympus in May 2010 for additional purchase price resulting in a corresponding increase in goodwill during 2010.

The Olympus diagnostic systems business encompasses the development, manufacturing, marketing, sale, distribution and use of clinical chemistry and immunoassay analyzers, blood transfusion testing systems, and the chemical reagents and other consumables used with them, and related laboratory automation equipment, for in vitro diagnostic testing of samples from humans and animals. The completion of this transaction adds considerable product depth and significantly expands our geographic reach and increases scale in certain regions. The Olympus business has filled some important gaps in our product line, in both the high-throughput and low-throughput market segments. Additionally, we have had success selling immunoassay to our chemistry customers. We have the same opportunity to continue our above-market growth in immunoassay by selling our immunoassay products to an entirely new base of loyal Olympus chemistry customers. Our strength in total lab automation should be complemented by Olympus’ strong pre-analytical automation position in Europe and Asia. Customers should benefit from the expanded range of products, particularly those large hospital and university laboratories where higher throughput systems are preferred. This acquisition is classified as part of our Clinical Diagnostics business segment.

On February 27, 2009, we also entered into forward contracts with various banks covering the full amount of the purchase price in order to hedge the risk of changes in the exchange rate of the Japanese yen versus the U.S. dollar between the signing and closing of the Olympus acquisition. The forward contracts transaction effectively fixed the U.S. dollar cost of the transaction at $780 million U.S. dollars. See Note 11, “Derivatives,” for further discussion. The acquisition was accounted for at the currency exchange rate in effect at the time the transaction was closed on August 3, 2009, which amounted to approximately $800 million. A $19.6 million gain on the settlement of the forward contracts was recorded in non-operating income for 2009.

62	BEC 2010 FORM 10-K

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

Note 4. Fair Value Measurements

The following table presents information about our financial assets and financial liabilities that are measured at fair value on a recurring basis at December 31, 2010 and 2009, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

Description of assets (liabilities)	Fair Value at December 31, 2010	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$ (0.1)	$ -	$ (0.1)	$ -
Option contracts	$ 2.9	$ -	$ 2.9	$ -
Cash Equivalents
Money market mutual funds	$ 0.4	$ 0.4	$ -	$ -
Investments
Mortgage and asset-backed securities	$ 14.7	$ 14.7	$ -	$ -
U.S government and agency securities	$ 37.1	$ 37.1	$ -	$ -
Corporate bonds	$ 83.5	$ 83.5	$ -	$ -

Description of assets (liabilities)	Fair Value at December 31, 2009	Fair Value Measurements at Reporting Date Using

		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives, net
Forward contracts	$ (0.6)	$ -	$ (0.6)	$ -
Option contracts	$ 2.6	$ -	$ 2.6	$ -

Our investments have been classified as Level 1. These investments have readily determinable fair values based on quoted prices in active markets. See Note 6 “Cash Equivalents and Investments,” for further discussion on cash equivalents and investment information.

Our derivative assets and liabilities have been classified as Level 2. These derivative contracts have been initially valued at the transaction price and subsequently valued using market data including quotes, benchmark yields, spot rates, and other industry and economic events. When necessary, we validate our valuation techniques by understanding the models used and obtaining market values from pricing sources. See Note 11 “Derivatives,” for further discussion on derivative information.

The carrying values of our financial instruments approximate their fair value at December 31, 2010, except for long-term debt. Quotes from financial institutions are used to determine market values of our debt and derivative financial instruments. The carrying value and fair value of our long-term debt at December 31, 2010 was $1,341.5 million and $1,518.6 million, respectively.

Note 5. Restructuring Activities and Asset Impairment Charges

Restructuring Activities

Restructuring actions and exit activities generally include significant actions involving employee-related severance charges, contract termination costs, and impairment of assets associated with such actions.

BEC 2010 FORM 10-K	63

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

Total Restructuring Charges

For the years ended December 31, 2010, 2009 and 2008, we recorded restructuring charges of $14.6 million, $88.3 million and $21.4 million (net of $3.0 million gain on sale of building and land in Hialeah, Florida), respectively. These charges related to severance, relocation, asset impairment and other exit costs which were included within the restructuring and acquisition related costs line of our consolidated statements of earnings. These activities were substantially completed by June 30, 2010. From January 2007 through 2010, we incurred a total of $142.0 million of net restructuring charges of which $50.8 million relates to severance costs. In addition, we incurred a charge of $19.0 million in the third quarter of 2008 for the remediation of environmental contamination as further described in Note 18, “Commitments and Contingencies.”

Following is a detailed description of charges included in restructuring activities:

Supply Chain Initiatives

During 2007 and 2009, as part of our supply chain initiatives, we announced the closure and relocation of certain manufacturing and distribution sites. Additionally, during 2008, we announced our Orange County consolidation project. As part of these relocations, we incurred severance and other relocation charges of $8.5 million in 2010, $36.4 million in 2009 and $20.1 million in 2008.

Clinical Diagnostics Business

In connection with the Olympus acquisition, we incurred severance and other relocation charges of $1.3 million during 2010 of which all is related to severance costs and $42.7 million during 2009 of which $20.2 million is related to severance costs due to redundancies as part of combining the two entities. Furthermore, we discontinued our DxC 500 project which was a development project for a low throughput chemistry analyzer since it will be replaced with the AU480 product line acquired from Olympus. We incurred a $14.2 million vendor cancellation fee in 2009. Lastly, as a result of our decision to discontinue the Olympus Immunoassay business, we recorded $2.2 million in 2009 for purchase commitments for products we will not use.

Asset Impairment Charges and Employee Severance

For the years ended December 31, 2010, 2009, and 2008, we incurred asset impairment charges of $4.8 million, $9.2 million, and $1.3 million. During 2010, $0.2 million of the above amount was related to Olympus and during 2009 $3.5 million was incurred in connection with the cancellation of the DxC500 project described above. The remaining amount relates to asset impairment charges associated with our consolidation effort to close other facilities and relocate operations of $4.6 million in 2010, $5.7 million in 2009 and $1.3 million in 2008.

The following is a reconciliation of the accrual for employee severance and related costs included in accrued expenses in the consolidated balance sheets at December 31, 2010 and 2009:

Balance at December 31, 2007	$11.3
Additional charges	24.2
Utilization	(25.3)

Balance at December 31, 2008	10.2
Additional charges	88.3
Utilization	(56.6)

Balance at December 31, 2009	$41.9
Additional charges	14.6
Utilization	(45.9)

Balance at December 31, 2010	$10.6

64	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Acquisition Related Costs

In connection with the acquisitions of Olympus and Cogenics, the Genomics division of Clinical Data, Inc, we incurred acquisition related and integration costs of $16.6 million and $64.0 million during 2010 and 2009, respectively. A significant portion of these expenses were related to legal, consulting and investment banking fees. These charges are included within the restructuring and acquisition related costs line of our consolidated statements of earnings.

Note 6. Cash Equivalents and Investments

The following table summarizes all of our investments included in our consolidated balance sheet for the year ended December 31, 2010:

The following table summarizes the cost, fair value, and unrealized gains and losses related to our investments in marketable securities designated as available-for-sale at December 31, 2010:

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Cash Equivalents
Money market mutual funds	$0.4	$-	$-	$0.4

Total Cash Equivalents	$0.4	$-	$-	$0.4

Investments
Debt securities:
Mortgage and asset backed securities	$14.7	$-	$-	$14.7
U.S. government and agency security	37.0	0.2	(0.1)	37.1
Corporate bonds	83.1	0.5	(0.1)	83.5

Total Investments	$134.8	$0.7	$(0.2)	$135.3

Total Cash Equivalents and Investments	$135.2	$0.7	$(0.2)	$135.7

Cash equivalents consist of debt securities with original maturities of ninety days or less. Available-for-sale securities consist of short-term investments expected to be used to repay debt in less than twelve months. Investments include primarily corporate bonds, U.S. government agency debt securities, U.S. government treasury bills, and U.S. government guaranteed bonds. We estimate the fair values of our investments based on quoted market prices. These estimated fair values may not be representative of actual values that will be realized in the future.

We did not have any investments in available-for-sale securities at December 31, 2009.

A summary of proceeds from the sale and maturity of available-for-sale securities and associated gains and losses for the year ended December 31, 2010 follows:

	Proceeds	Net Realized Gain (Loss)
Debt securities
U.S. government and agency securities	$20.6	$ -
Corporate bonds	3.2	-
U.S. Treasury securities	13.4	-

Total Investments	$37.2	$ -

BEC 2010 FORM 10-K	65

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

Our fixed income portfolio is comprised of a mix of U.S. government agency bonds and corporate bonds from various sectors, along with U.S. government treasury bills. The following table summarizes the estimated fair value of our investments in marketable debt securities, designated as available-for-sale and classified by the expected date of sale of the security:

December 31, 2010
Due in 1 year	$ 135.7
Due in 1 year through 5 years	-

Total	$ 135.7

Note 7. Sale of Assets

We sold certain receivables (“Receivables”) with a net book value of $89.7 million in 2010, $74.5 million in 2009, and $68.4 million in 2008, for which we received cash proceeds for nearly the same amounts. Substantially all of these sales took place in Japan. These transactions were accounted for as sales and as a result the Receivables have been excluded from the accompanying consolidated balance sheets. See Note 1, “Nature of Business and Summary of Significant Accounting Policies” for disclosure regarding the adoption of a new accounting standard for transfers and servicing of financial assets.

Note 8. Goodwill and Other Intangible Assets

During the fourth quarter of 2010, we completed our annual impairment testing of our goodwill and indefinite lived intangible assets and determined there was no impairment.

Beginning in 2008, we began to measure our business on the basis of two operating segments—Clinical Diagnostics and Life Science. Also, within both operating segments, there are a total of three reporting units. Therefore, we reassigned our goodwill balances between the three reporting units using a relative fair value allocation approach.

66	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Changes to the carrying amount of goodwill are summarized as follows (in millions):

	Clinical Diagnostics	Life Science	Total
Goodwill, January 1, 2009	$587.0	109.3	$696.3
Olympus	335.7	-	335.7
Other acquisitions and related adjustments	9.7	0.2	9.9

Goodwill, December 31, 2009	$932.4	$109.5	$1,041.9

Olympus goodwill adjustment	7.6	-	7.6
Currency translation and other adjustments	0.5	(1.1)	(0.6)

Goodwill at December 31, 2010	$940.5	$108.4	$1,048.9

In 2009, adjustments to goodwill, excluding the Olympus goodwill, were primarily attributed to the release of $10.0 million in deposits held in escrow for the resolution of future contingencies related to our acquisition of Lumigen.

In 2010, adjustments to goodwill were primarily due to the finalization of our purchase price allocations related to the Olympus acquisition.

The following provides information about our other intangible assets:

	December 31, 2010				December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Amortized intangible assets:
Customer/dealer relationships	$302.4	$ (122.0)	$180.4	17 years	$295.4	$ (101.7)	$193.7	17 years
Technology	229.2	(83.0)	146.2	11 years	229.2	(58.0)	171.2	11 years
Core technology	66.6	(4.4)	62.2	20 years	66.6	(1.0)	65.6	20 years
Other	74.9	(46.7)	28.2	10 years	76.0	(40.0)	36.0	10 years

	673.1	(256.1)	417.0	15 years	667.2	(200.7)	466.5	14 years
Non-amortizing intangible assets:
Tradename	73.5	—	73.5		73.5	—	73.5
IPR&D	10.2	—	10.2		10.2	—	10.2
Other (a)	15.0	—	15.0		11.6	—	11.6

	$771.8	$ (256.1)	$515.7		$762.5	$ (200.7)	$561.8

(a)	Other includes intangible assets related to products that have not been commercially released.

Intangible amortization expense, for the years ended December 31, 2010, 2009, and 2008 was $55.7 million, $39.6 million, and $29.6 million, respectively. Estimated future intangible amortization expense (based on existing amortized intangible assets) consists of the following:

2011	$55.0
2012	51.3
2013	50.2
2014	48.0
2015	44.5
Thereafter	168.0

Total	$417.0

Note 9. Sale-leaseback of Real Estate

On June 25, 1998, we sold our interest in four properties located in Brea, California; Palo Alto, California; Chaska, Minnesota; and Miami, Florida. At the same time, we entered into long-term leases for each of these properties.

BEC 2010 FORM 10-K	67

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The initial term of each of the leases is 20 years, with options to renew for up to an additional 30 years. As provided by the leases, we pay the rents in Japanese Yen. Annual rentals are $26.1 million at 2010 year-end rates. At the closing of the sale-leaseback transaction, we became the guarantor of a currency swap agreement between our landlord and our banks to convert the Yen payments to U.S. dollars and entered into a tri-party foreign currency swap agreement with a cash settlement date of June 1, 2018. As long as this swap agreement is in place, our obligation is to pay the rents in Yen. In accordance with the transition provisions of the accounting standard for derivatives and hedging, we elected not to separate embedded derivatives in hybrid instruments entered into before January 1, 1999 and, therefore, the foreign currency swaps embedded in the lease agreements are not separately recognized in our financial statements. Payments under the swap agreements are considered contingent rent payments and are recognized when they are probable. Rental payments in Yen are recognized on a straight line basis over the 20 year lease term. In accordance with the terms of the original swap agreements we negotiated an extension of the foreign currency swap agreements and incurred a charge of $4.6 million, in the second quarter of 2008. If this agreement ceases to exist, our obligation reverts to U.S. dollar payments. We expect to pay the rents as they come due out of cash generated by our Japanese operation. Obligations under the operating lease agreements are included in Note 18 “Commitments and Contingencies.”

The aggregate proceeds received from the sale of the four properties totaled $242.8 million before closing costs and transaction expenses. We deferred the gain from this transaction in other liabilities in the accompanying consolidated balance sheets. This gain is being amortized in proportion to rent expense over the initial lease term of 20 years to various components of operating income which includes cost of sales, selling, general, and administrative, and research and development line items within the consolidated statements of earnings. At December 31, 2010 and 2009, there was $52.7 million and $59.8 million of deferred gain remaining. The deferred gain amortized to income from operations was $7.1 million for 2010, $7.0 million for 2009, and $7.1 million for 2008.

Note 10. Debt and Equity Financing

Notes payable consists primarily of short-term bank borrowings by our subsidiaries outside the U.S. under local lines of credit. At December 31, 2010, $195.5 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. Within the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available.

Long-term debt consists of the following at December 31:

	Average Rate of Interest for 2010	2010	2009
Convertible Notes, unsecured, due 2036	5.59%	$598.6	$598.6
Senior Notes, unsecured, due 2011	6.88%	224.0	235.0
Senior Notes, unsecured, due 2015	6.00%	250.0	250.0
Senior Notes, unsecured, due 2019	7.00%	250.0	250.0
Debentures, unsecured, due 2026	7.05%	36.2	36.2
Other long-term debt	1.80%	44.1	39.8

Deferred gains on terminated interest rate swaps		1.4	3.1
Embedded derivative on Convertible Notes		1.2	0.9
Unamortized debt discounts and issuance costs		(64.0)	(83.6)

		1,341.5	1,330.0
Less current maturities		(230.1)	(24.1)

Long-term debt, less current maturities		$1,111.4	$1,305.9

68	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following represents a summary of the aggregate maturities of long-term debt:

Year	Amount
2011	$230.1
2012	1.4
2013	13.1
2014	0.2
2015	274.4
Thereafter	884.9

Total	$1,404.1

The amounts above exclude the unamortized discount of $64.0 million and the $1.4 million fair value adjustment recorded for the reverse interest rate swap.

Convertible Notes

On December 12, 2006, we issued 2.50% unsecured convertible senior notes due 2036 (“Convertible Notes”), in an aggregate principal amount of $600.0 million. The Convertible Notes, which are convertible into cash and, if applicable shares of our common stock upon the occurrence of certain events, are due on December 15, 2036, unless earlier redeemed, repurchased or converted and carry an interest rate of 2.50% that is payable semi-annually and under certain circumstances, beginning with the six-month period beginning December 15, 2012, contingent interest. The Convertible Notes conversion feature allows the holders of the Convertible Notes to convert, in increments of $1,000 principal, their investment into 13.5287 shares of our common stock (equivalent to a conversion price of $73.92 per share of common stock as of December 31, 2010, subject to adjustment). In certain circumstances, including a Fundamental Change (as defined in the indenture) the notes will be convertible into cash up to the principal amount and, if applicable, shares of common stock with respect to any excess conversion value. In addition holders may convert their notes at any time prior to the close of business on the trading day immediately preceding December 15, 2013 in multiples of $1,000 principal amount in the following circumstances: (1) during the five business-day period after any ten consecutive trading-day period in which the trading price per note for each day of that measurement period was less than 98% of the product of the closing price of our common stock and then applicable conversion rate; (2) if during any calendar quarter after the calendar quarter ending December 31, 2006, if the closing price of our common stock for 20 or more consecutive trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; (3) in connection with the occurrence of specified corporate events, including a Fundamental Change; or (4) we call the notes for redemption. Conversion upon the occurrence of specified corporate events includes the holders having the right to convert if we are a party to a combination, merger, binding share exchange or sale or conveyance of all or substantially all of our property and assets, in each case pursuant to which our common stock would be converted into cash, securities and/or other property that does not also constitute a designated event. On and after December 15, 2013, holders may convert their notes at any time prior to December 15, 2036, subject to the terms of the indenture governing the Convertible Notes.

Holders of the Convertible Notes may require us to repurchase all or part of their Convertible Notes on December 15, 2013, 2016, 2021, 2026, and 2031 or upon the occurrence of certain designated events as described above including a fundamental change. Also, on or after December 20, 2013, we may redeem all or part of the Convertible Notes. Upon such events, we will repurchase or redeem such Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes being repurchased or redeemed, plus accrued and unpaid interest.

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

BEC 2010 FORM 10-K	69

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

This Contingent Interest Feature is an embedded derivative and has been bifurcated and recorded separately in the accompanying consolidated balance sheets in long term debt. The fair value assigned to the embedded derivative was $1.2 million and $0.9 million at December 31, 2010 and 2009 respectively. We utilize a probability weighted valuation model to determine the fair value of the embedded derivative. Changes to the fair value of this embedded derivative are included in interest expense.

We recorded debt issuance costs and debt discounts of $118.0 million in 2006, which have been deducted from the total debt outstanding. These capitalized costs are being amortized using the effective interest method at an imputed interest rate of 5.59% over seven years, the minimum life based upon the terms of the debt.

The following table provides additional information about our convertible notes:

	December 31, 2010	December 31, 2009
Principal amount of the liability component	$600.0	$600.0
Unamortized discount of liability component	$49.5	$64.7
Net carrying amount of liability component	$550.5	$535.3
Carrying amount of the equity component	$103.7	$103.7

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

plus, in each case, accrued and unpaid interest to the redemption date.

In July 2010, we redeemed $11.0 million of the 2001 Senior Notes at a redemption price of $11.8 million.

On May 18, 2009, we issued $250.0 million principal amount of the Company’s 6% Senior Notes due 2015 and $250.0 million principal amount of the Company’s 7% Senior Notes due 2019 (the “Notes”). Interest is payable semi-annually in June and December. In connection with the Notes, we incurred issuance costs of $4.8 million. The Notes were issued at a discount of $2.3 million which is being amortized over the estimated life of the Notes. The proceeds from the Notes were used on August 3, 2009 to partially fund the Olympus acquisition that is further described in Note 3, “Acquisitions.”

At our option, the Notes may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

•	100% of the principal amount of the Notes to be redeemed; or

•

the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.50% for the Notes.

plus, in either case, accrued and unpaid interest to, the redemption date for such Notes.

Debentures

In June 1996, we issued $100.0 million of debentures bearing an interest rate of 7.05% per annum due June 1, 2026. Interest is payable semi-annually in June and December. In 2006, $56.0 million of our $100.0 million debentures were tendered by the holders of the debentures. In June 2008, we also redeemed another $8.0 million of the debentures, resulting in an ending principal balance of $36.2 million as of December 31, 2010 and 2009.

70	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

At our option, the debentures may be redeemed in whole or in part at any time at a redemption price equal to the greater of:

•	100% of the principal amount of the debentures to be redeemed; or

•

the sum of the present values of the remaining scheduled payments of principal and interest thereon, discounted to the redemption date on a semi-annual basis at a comparable treasury rate plus a margin of 0.10% for the debentures.

plus accrued and unpaid interest to the redemption date for such debentures.

Revolving Credit Facilities

We entered into an Amended and Restated Credit Agreement, dated December 28, 2009 (the “Credit Facility”) with a maturity date of May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. In connection with the Credit Facility, we incurred issuance costs of $5.3 million which are being amortized over the term of the Credit Facility. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of December 31, 2010 was a S&P rating of BBB. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating, which as of December 31, 2010 was a S&P rating of BBB. At December 31, 2010 and 2009, no amounts were outstanding under the Credit Facility.

At December 31, 2010, we also had $20.5 million of letters of credit outstanding with availability to issue an additional $10.3 million of letters of credit.

Securitization

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, entered into an accounts receivable securitization program with several financial institutions. The securitization facility is on a 364-day revolving basis. As part of the securitization program, we transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC sold an ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program is accounted for as a secured borrowing. The assets of BCFC will be available first and foremost to satisfy the claims of the creditors of BCFC. The cost of funds under this program varies based on changes in interest rates. The term of the agreement extends to October 26, 2011 and the maximum borrowing amount is $125.0 million. We did not have any amounts drawn on the facility as of December 31, 2010 and 2009.

Other Long-term Debt

Other long-term debt at December 31, 2010 and 2009 consists primarily of $36.8 million and $27.3 million, respectively, of notes used to fund the operations of our international subsidiaries. Capitalized lease obligations of $6.9 million in 2010 and $11.7 million in 2009 are also included in other long-term debt.

Covenants

Certain of our borrowing agreements contain covenants that we must comply with, for example, a debt to earnings ratio and a minimum interest coverage ratio. At December 31, 2010, we were in compliance with all such covenants as well as reporting requirements related to these covenants.

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

BEC 2010 FORM 10-K	71

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 11. Derivatives

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

Foreign Currency

We manufacture our products principally in the U.S., but generated 54% of our revenue in 2010 from sales made outside the U.S. by our international subsidiaries. Revenues generated by the international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. In order to mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany revenue to our international subsidiaries through their anticipated cash settlement date which is typically over a period of no longer than 2 years. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. The major currencies against which we hedge are the Euro, Japanese Yen, Australian dollar, British Pound Sterling and Canadian dollar. As of December 31, 2010 and 2009, the notional amounts of all derivative foreign exchange contracts were $483.1 million and $546.3 million, respectively.

We also use foreign currency forward contracts to offset the effect of changes in value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges, therefore the changes in the value of these derivative instruments are included within the non-operating (income) expense section of the consolidated statements of earnings.

For the year ended December 31, 2010 we recorded an immaterial amount of ineffectiveness in cost of sales from cash flow hedges. For the years ended December 31, 2009 and 2008 we recorded no ineffectiveness in cost of sales related to cash flow hedges. Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified into cost of sales upon the recognition of the hedged transaction. We estimate that substantially all of the $4.1 million of unrealized loss ($2.4 million after tax) from our foreign currency contracts included in accumulated other comprehensive loss at December 31, 2010, will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months will vary from this amount as a result of changes in market rates. As of December 31, 2010, we have cash flow hedges that will settle as late as December 2011.

72	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following table presents the fair value of derivative instruments within the consolidated balance sheets:

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		December 31, 2010	December 31, 2009		December 31, 2010	December 31, 2009
Derivatives designated as hedging Instruments
Foreign exchange forwards and options	Other current assets	$ 8.6	$ 7.6	Other current liabilities	$ 5.8	$ 5.6

Total derivatives designated as hedging instruments		$ 8.6	$ 7.6		$ 5.8	$ 5.6

The following tables present the amounts affecting the consolidated financial statements:

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of Gain (Loss) Reclassified From Accumulated Other Comprehensive Loss into Net Earnings	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Loss into Net Earnings
	Years Ended December 31,			Years Ended December 31,
	2010	2009		2010	2009
Derivatives in Cash Flow Hedging Relationships
Foreign exchange forwards and options	$0.1	$(13.8)	Cost of sales	$(2.8)	$12.9

Total	$0.1	$(13.8)		$(2.8)	$12.9

	Location of Gain Recognized in Net Earnings on Derivatives	Amount of Gain in Net Earnings on Derivatives
		Years Ended December 31,
		2010	2009
Derivatives not designated as hedging instruments
Foreign exchange forwards	Other non- operating income	$1.2	$17.2

Total		$1.2	$17.2

BEC 2010 FORM 10-K	73

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

Note 12. Other Non-operating Expense (Income)

The components of other non-operating expense (income) were as follows:

	2010	2009	2008
Gain on sale of land	—	—	(1.2)
Gain on foreign currency and related derivative activity	(1.2)	(24.2)	(2.4)
Other	(2.3)	(0.6)	(1.3)

	$(3.5)	$(24.8)	$(4.9)

The following is a description of the main components of other non-operating expense (income) as shown in the table above.

In 2010, other income includes the gain from the sale of an investment and a product line.

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

In 2008, gain on sale of land of $1.2 million represents the remaining proceeds from the 2007 sale of land held for investment in Miami, Florida following the resolution of a dispute regarding title to a portion of the land.

74	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 13. Income Taxes

The components of earnings from continuing operations before income taxes were:

	2010	2009	2008
U.S.	$61.6	$23.5	$63.7
Non-U.S.	247.3	160.9	174.9

	$308.9	$184.4	$238.6

The provision for income taxes on earnings from continuing operations consisted of the following:

	2010	2009	2008
Current
U.S. federal	$15.2	$(48.8)	$34.4
Non-U.S.	61.8	47.9	33.1
U.S. state	1.4	—	6.2

Total current	78.4	(0.9)	73.7

Deferred
U.S. federal and state	10.4	44.2	(26.8)
Non-U.S.	(10.6)	(6.0)	5.7

Total deferred, net	(0.2)	38.2	(21.1)

Total	$78.2	$37.3	$52.6

Income tax benefits attributable to the exercise of non-qualified employee stock options of $3.4 million, $4.6 million and $11.9 million in 2010, 2009 and 2008, respectively, are recorded directly to additional paid-in-capital.

The reconciliation of the U.S. federal statutory tax rate to the consolidated effective tax rate is as follows:

	2010	2009	2008
Statutory tax rate	35.0%	35.0%	35.0%
State taxes, net of U.S. tax benefit	1.1	1.4	(0.8)
Ireland and China manufacturing income	(6.8)	(10.6)	(7.5)
Non-U.S. taxes	(4.4)	1.4	(2.2)
Foreign income taxed in the U.S. net of credits	(3.7)	(0.7)	(0.7)
Federal tax credits	(1.7)	(3.0)	(5.1)
Tax settlements and adjustments to unrecognized tax benefits	4.8	(4.4)	3.3
Adjustment relating to prior year’s state taxes	(0.4)	—	—
Other	1.4	1.1	—

Effective tax rate	25.3%	20.2%	22.0%

Subsidiaries conducting manufacturing operations in Ireland and China are taxed at substantially lower income tax rates than the U.S. federal statutory tax rate. The lower tax rates reduced expected taxes by $21.0 million in 2010, $19.5 million in 2009 and $18.9 million in 2008.

In the fourth quarter of 2010 the U.S. Congress enacted legislation extending the federal Research & Experimentation (“R&E”) tax credit for the 2010 and 2011 tax years. As a result, an estimated 2010 R&E credit of $5.2 million was recorded in the fourth quarter of 2010.

In the fourth quarter of 2008 the U.S. Congress enacted legislation extending the federal Research & Experimentation (“R&E”) tax credit for the 2008 and 2009 tax years. As a result, an estimated 2008 R&E credit of $8.9 million was recorded in the fourth quarter of 2008. The 2008 financial statements include the benefit for the 2008 and 2007 R&E tax credit. In years prior to 2008, due to the difficulty in estimating an R&E credit on a current basis, we used a method to record the R&E tax credit for financial reporting purposes, which resulted in recognizing the benefit in the year subsequent to the credit utilization on its tax return. The prior method used to record the R&E tax credit did not have a material impact on any of the financial statements presented.

BEC 2010 FORM 10-K	75

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The tax effect of temporary differences which give rise to significant portions of deferred tax assets and liabilities consists of the following at December 31:

	2010	2009
Deferred tax assets
Accrued expenses	$30.4	$33.1
Accrued compensation	52.7	53.4
Inventories	65.4	54.2
Postemployment and postretirement benefits	90.2	73.2
Net operating loss and R&E credit carryforwards	41.4	41.4
Intangible assets	16.8	10.9
Pension benefits	71.0	51.9
State income taxes	28.3	26.9
License payments	9.9	10.9
Hedging activities	1.5	2.8
Other	30.9	29.5

	438.5	388.2
Less: Valuation allowance	(6.8)	(7.5)

Total deferred tax assets	431.7	380.7

Deferred tax liabilities
Accelerated depreciation	(92.1)	(63.5)
Deferred service contracts	(1.7)	(1.0)
Intangible assets	(120.6)	(133.2)
Sale-leaseback deferred gain	(35.8)	(34.2)
State income taxes	(37.7)	(35.9)
Interest on convertible debt	(46.0)	(43.7)
Leases	(1.0)	(4.0)
Other	(43.3)	(36.3)

Total deferred tax liabilities	(378.2)	(351.8)

Net deferred tax asset	$53.5	$28.9

At December 31, 2010, we had a valuation allowance of $6.8 million primarily on net operating loss carryforwards of certain foreign subsidiaries and tax credits acquired in the acquisition of Dako Co due to uncertainties regarding their realizability. We believe that the remaining deferred income tax assets will be realized based upon our historical and expected future pre-tax earnings, adjusted for significant items such as non-recurring charges, and the recognition of taxable income for the reversal of deferred tax liabilities in the same future period. Certain tax planning or other strategies will be implemented, if necessary, to supplement income from operations and the recognition of taxable income from the reversal of deferred tax liabilities in the same future period to fully realize these deferred tax assets.

At December 31, 2010, the Company had deferred tax assets related to net operating loss carryforwards of $21.2 million and tax credit carryforwards of $20.2 million. Net operating loss carryforwards related to our foreign subsidiaries are $54.1 million, including $17.9 million acquired in the Cogenics acquisition. Of the $54.1 million in foreign net operating loss carryforwards, $3.8 million will expire in the years 2011 through 2025 and $50.3 million do not expire. U.S. State net operating loss carryforwards at December 31, 2010 are $30.3 million in the aggregate, which related to the 2008 tax year and expire at varying times. Net operating loss carryforwards of $27.8 million acquired in the Dako Co acquisition will expire in the years 2025 and 2026. Of our unutilized state tax credits of $14.2 million at December 31, 2010, $4.5 million expire at varying times and $9.7 million do not expire. Tax credits acquired in the Dako Co acquisition of $2.8 million will expire in the years 2019 through 2026. Our unutilized Alternative Minimum Tax credit carryforward of $7.0 million does not expire.

During the year ended December 31, 2010, our valuation allowance related to foreign net operating loss carryforwards decreased by $0.7 million primarily related to currency fluctuations.

76	BEC 2010 FORM 10-K

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

The following is a reconciliation of deferred tax assets (liabilities) to net deferred tax assets (liabilities) as shown on the consolidated balance sheets at December 31:

	0000.00	0000.00
	2010	2009
Current
U.S. deferred income tax assets	$57.1	$61.5
Non-U.S. deferred income tax assets	37.5	17.5
Non-current
U.S. deferred income tax assets (liabilities)	(70.5)	(81.2)
Non-U.S. deferred income tax assets	29.4	31.1

Net deferred tax asset	$53.5	$28.9

The total amount of unrecognized tax benefits as of December 31, 2010 and December 31, 2009 were $43.5 million and $35.8 million, respectively, which if recognized, would primarily affect the effective tax rate in the future.

A reconciliation of the beginning and ending balance of unrecognized tax benefits included within other liabilities and income taxes payable is as follows:

	0000.00	0000.00
	2010	2009
Beginning balance	$35.8	$45.0
Additions based on tax positions related to the current year	4.7	4.4
Additions for tax positions of prior years	6.4	1.4
Reductions for tax positions of prior years	—	(1.4)
Settlements	(1.4)	(16.7)
Lapse of statute of limitations	(2.5)	(0.3)
Unrecognized tax benefit of net operating losses and tax credits	(0.1)	0.2
Other unrecognized tax benefits	0.4	3.0
Cumulative translation adjustment	0.2	0.2

Ending balance	$43.5	$35.8

During the year ended December 31, 2010, our unrecognized tax benefits were increased by $7.7 million primarily as a result of changes in judgment related to prior year unrecognized tax benefits.

During the year ended December 31, 2009, our unrecognized tax benefits were reduced by $16.7 million as a result of tax audit settlements around the world, $11.3 million of this amount reduced income tax expense in 2009.

During the year ended December 31, 2008, our unrecognized tax benefits were reduced by $6.4 million as a result of tax audit settlements and expirations of statutes of limitation, $5.0 million of this amount was recorded to goodwill and $1.4 million reduced income tax expense in 2008.

We accrue interest and penalties where there is an underpayment of taxes, based on management’s best estimate of the amount ultimately to be paid, in the same period that 1) the interest would begin accruing or 2) the penalties would first be assessed. Our policy on the classification of interest and penalties is to record both as part of interest expense. As of December 31, 2010 and December 31, 2009, we had $3.6 million and $2.4 million in accrued interest and penalties for taxes, respectively. We recognized $1.2 million in interest expense during 2010 for accrued interest and penalties and reduced interest expense by $2.9 million in 2009 for accruals no longer necessary due to settlement of audits.

BEC 2010 FORM 10-K	77

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The Company and its domestic subsidiaries file federal, state and local income/franchise tax returns in the U.S. Our international subsidiaries file income tax returns in various non-U.S. jurisdictions. The audit of our U.S. federal income tax returns for 2004 and 2005 was closed in 2009. Tax years 2006 through 2008 remain open to U.S. federal income tax examination and an audit by the U.S. Internal Revenue Service (“IRS”) for 2006 through 2008 commenced in 2009. The audit of our German subsidiary’s tax returns for 2003 through 2005 was closed in 2009. We are no longer subject to state income tax examinations by tax authorities in our major state jurisdictions for years prior to 2004. The earliest tax years of our major international subsidiaries that are subject to non-U.S. income tax examinations by tax authorities are: Switzerland, 2000; Hong Kong, 2003; Italy, 2005; Canada and Germany, 2006; United Kingdom, 2007; and Japan and France, 2008.

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and the effective tax rate in the period of resolution. At December 31, 2010, it is reasonably possible that our liability for uncertain tax positions will be reduced in the next twelve months by as much as $16.2 million as a result of either the settlement of tax positions with various tax authorities or by virtue of the statute of limitations expiring in the next twelve months for years with uncertain tax positions. All of this amount would favorably impact our effective rate. The reduction of uncertain tax positions that would favorably impact our effective tax rate relates to various intercompany transactions.

We have not provided for U.S. income and foreign withholding taxes on approximately $793.9 million of certain foreign subsidiaries’ undistributed earnings, because such earnings have been retained and are intended to be indefinitely reinvested by the subsidiaries or will be offset by credits for foreign income taxes paid. Accordingly, no provision has been made for U.S. or foreign withholding taxes which may become payable if undistributed earnings of foreign subsidiaries were paid to us as dividends. The additional income taxes and applicable withholding taxes that would result had such earnings actually been repatriated are not practically determinable

Note 14. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of income taxes, as of December 31 are as follows:

	2010	2009	2008
Cumulative currency translation adjustments	$95.8	$117.2	$90.5
Pension and other postretirement plan liability adjustments	(307.9)	(289.7)	(302.6)
Net unrealized (loss) gain on derivative instruments	(2.4)	(4.3)	12.3
Net unrealized gain on available-for-sale securities	0.3	-	-

Total accumulated other comprehensive loss	$(214.2)	$(176.8)	$(199.8)

78	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 15. Earnings Per Share, Outstanding Shares and Treasury Stock

Earnings Per Share

Basic earnings per share is calculated by dividing net earnings by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options or other such items, to common stock using the treasury stock method based upon the weighted-average fair value of our common stock during the period. The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations:

	Net Earnings	Shares (in millions)	Per Share Amount
Year Ended December 31, 2010
Basic EPS:
Net earnings	$230.7	70.172	$3.29
Effect of dilutive stock options, non-vested equity shares, share units outstanding and convertible notes	—	0.748	(0.04)

Diluted EPS:
Net earnings	$230.7	70.920	$3.25

Year Ended December 31, 2009
Basic EPS:
Net earnings	$147.1	66.297	$2.22
Effect of dilutive stock options, non-vested equity shares and share units outstanding	—	1.086	(0.04)

Diluted EPS:
Net earnings	$147.1	67.383	$2.18

Year Ended December 31, 2008
Basic EPS:
Net earnings	$186.0	62.969	$2.95
Effect of dilutive stock options, non-vested equity shares and share units outstanding	—	1.379	(0.06)

Diluted EPS:
Net earnings	$186.0	64.348	$2.89

In 2010, 2009, and 2008 there were 3.0 million shares, 2.6 million shares, and 2.1 million potential common shares, respectively, relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been anti-dilutive.

The principal amount of the convertible notes issued in December 2006 and due in 2036 is expected to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. During 2010, 2009 and 2008 the average stock price for the period was less than the conversion price of the Convertible Notes, and no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

In connection with our May 2009 equity offering, as further discussed under Note 10, “Debt and Equity Financing,” we entered into forward sale agreements with certain forward purchasers (the “Forward Purchasers”). Pursuant to the underwriting agreement, the Forward Purchasers borrowed and sold to the Underwriters an aggregate of 4,722,989 shares of our common stock at an initial forward price of $53.00, before the underwriting discount of $2.25 per share. Before the issuance of our common stock upon the July 27, 2009 settlement of the forward sale agreements, the forward sale agreements were reflected in our diluted earnings per share calculations using the treasury stock method.

BEC 2010 FORM 10-K	79

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Outstanding Shares

The following is activity in our outstanding common shares:

	2010	2009	2008
Outstanding at beginning of year	69.6	63.0	62.5
Employee stock purchases	2.2	1.9	1.9
Treasury stock purchases (see below)	(1.5)	—	(1.4)
Issuance of shares	—	4.7	—

Outstanding at end of year	70.3	69.6	63.0

Treasury Stock

In 2004, we created the Benefit Equity Trust (“BET”) for pre-funding stock-related obligations of employee benefit plans. The BET does not change these plans or the amount of stock expected to be issued for these employee benefit plans. At December 31, 2010, 3.2 million shares remain in BET of which all are treasury shares. The BET has been included in our consolidated financial statements. The shares in the BET are not considered outstanding for the calculation of EPS. During 2010 and 2009, 2.1 million shares and 1.7 million shares, respectively, related to stock option exercises were issued out of the BET.

In February 2010, the Board of Directors authorized the repurchase of up to 1.5 million shares of our outstanding common stock through 2010. We repurchased the entire authorized amount of 1.5 million shares for $92.9 million.

We consider several factors in determining when to make share repurchases including, among other things, our cash needs and the market price of our stock. We expect that cash provided by future operating activities, as well as available cash and cash equivalents, short term investments and available debt will be the sources of funding for future share repurchases.

Note 16. Employee Benefits

Share-Based Compensation

We recognize the cost resulting from all share-based payment transactions in the financial statements at fair value. The compensation expense recognized in the consolidated statements of earnings for share-based compensation arrangements was $29.0 million ($18.0 million after tax), $35.8 million ($22.2 million after tax), and $29.6 million ($18.4 million after tax) for the years 2010, 2009 and 2008, respectively. Share-based compensation costs capitalized as part of inventory for 2010, 2009 and 2008 was $0.4 million, $0.6 million, and $0.5 million, respectively. Additionally, the tax benefit from the tax deduction related to share-based compensation that is in excess of recognized compensation costs is reported as a financing cash flow rather than an operating cash flow. The entire tax benefit from option exercises for the years 2010, 2009 and 2008, was $3.4 million, $4.6 million and $11.9 million, respectively.

Employee Stock Option and Stock Purchase Plans

Our 2004 Long-Term Performance Plan (the “2004 Plan”), which is shareholder approved, authorizes the issuance of up to 6.5 million share options and nonvested shares to our employees. This plan was terminated on April 5, 2007 and replaced with the 2007 Long-Term Performance Plan (the “2007 Plan”), which was approved by shareholders. The 2007 Plan authorizes the issuance of 2.4 million common shares. As of December 31, 2010, there were approximately 1 million shares available for issuance under the 2007 Plan. Stock option awards are generally granted with an exercise price equal to the market price of our shares at the date of grant and typically vest over four years and expire seven years from the date of grant, however, stock option awards could vest at the date of grant for employees who meet certain criteria for retirement eligibility based upon age and years of service.

We have an Employee Stock Purchase Plan (“ESPP”) that operates in accordance with section 423 of the Internal Revenue Code, whereby U.S. employees can purchase our common stock at favorable prices. Under the plan, eligible employees are permitted to apply salary withholdings to purchase shares of common stock at a price equal to 90% of the lower of the market value of the stock at the beginning or end of each six-month option period ending June 30 and December 31. Employees purchased 0.3 million shares for $14.3 million in 2010, 0.3 million shares for $14.2 million in 2009, and 0.3 million shares for $13.9 million in 2008.

80	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The fair value of stock options and ESPP shares granted during the years ended December 31, 2010, 2009 and 2008, have been estimated at the date of grant using a BSM option-pricing model with the following weighted average assumptions:

	2010		2009		2008
	Stock Option Plans	ESPP	Stock Option Plans	ESPP	Stock Option Plans	ESPP
Option life (in years)	5.26	0.5	5.30	0.5	5.30	0.5
Risk free interest rate	2.38%	0.20%	2.84%	0.41%	4.04%	1.10%
Stock price volatility	27.60%	26.99%	28.50%	29.14%	28.80%	28.21%
Dividend yield	1.01%	0.95%	0.90%	0.90%	0.93%	0.92%

The following table summarizes activity under our stock option plans (options in thousands):

	2010				2009		2008
	Options	Weighted Average Exercise Price Per Option	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price Per Option	Options	Weighted Average Exercise Price Per Option
Outstanding at beginning of year	5,960	$54.25			6,439	$53.74	7,185	$50.11
Granted	660	$67.80			778	$43.43	495	$72.30
Exercised	(1,619)	$50.88			(1,226)	$44.85	(1,210)	$39.72
Canceled/forfeited	(132)	$58.59			(31)	$50.03	(31)	$55.04

Outstanding at end of year	4,869	$57.08	2.96	$88.34	5,960	$54.25	6,439	$53.74

Exercisable at end of year	3,374	$55.98	1.99	$64.96	4,421	$54.19	4,819	$50.22
Options expected to vest at December 31, 2010	1,442	$59.53	5.13	$22.63

Range of Exercise Prices	Options Outstanding at December 31, 2010	Weighted Average Exercise Price Per Outstanding Option	Weighted Average Remaining Contractual Life (Years)	Options Exercisable at December 31, 2010	Weighted Average Exercise Price Per Exercisable Option	Options Expected to Vest at December 31, 2010	Weighted Average Exercise Price for Options Expected to Vest
$25.01 – 30.00	337	$28.68	1.79	337	$28.68	-	-
$30.01 – 35.00	37	$33.06	2.16	37	$33.06	-	-
$35.01 – 40.00	32	$38.23	0.09	33	$38.23	-	-
$40.01 – 45.00	1,006	$43.23	3.89	495	$43.14	496	$43.32
$45.01 – 50.00	36	$48.57	1.41	35	$48.56	-	-
$50.01 – 55.00	96	$53.98	0.55	96	$53.98	-	-
$55.01 and over	3,325	$64.79	2.92	2,341	$63.42	946	$68.04

	4,869			3,374		1,442

BEC 2010 FORM 10-K	81

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

As of December 31, 2010, the aggregate unamortized fair value of all unvested stock options was $6.1 million which is expected to be amortized on a straight-line basis over a weighted average period of approximately two years. The weighted average fair value of options granted during 2010, 2009 and 2008 was $17.76, $12.24 and $22.12 per share, respectively. The total intrinsic value of stock options exercised during 2010, 2009 and 2008 was $23.4 million, $21.8 million and $37.7 million, respectively.

Nonvested Stock Plan

Under the 2004 and 2007 Plans, we may issue shares of nonvested stock to our employees. These shares vest each year over the service period, generally four years, however the shares vest upon completion of one year of additional service for employees who meet certain criteria for retirement eligibility.

The following table summarizes activity under our nonvested stock plan (in thousands, except per share amounts):

	2010		2009		2008
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1,	417	$52.90	360	$60.96	350	$56.61
Granted	131	$65.04	206	$45.08	131	$72.11
Vested	(156)	$55.06	(136)	$61.42	(109)	$56.20
Canceled/forfeited	(12)	$55.08	(13)	$55.94	(12)	$61.15

Nonvested at December 31,	380	$56.43	417	$52.90	360	$60.96

The total fair value of shares vested during the year ended December 31, 2010, was $10.4 million. As of December 31, 2010, the aggregate unamortized fair value of all nonvested stock awards was $5.5 million, which is expected to be amortized on a straight-line basis over a weighted average period of approximately two years.

Performance Shares

Under the 2004 Plan, we granted Performance Share Awards (“Performance Shares”) to executives and other key employees. The vesting of the Performance Shares is contingent upon employee service and meeting company-wide performance goals for a three year-period.

•	The 2007 grant provided for vesting upon the achievement of free cash flows of at least $275 million in the aggregate for the years 2007 through 2009.

•	The 2008 grant provided for early vesting in 2010 upon the achievement of free cash flows of $375 million in the aggregate for years 2008-2009

As a result of meeting the performance targets for the 2007 and 2008 grants, the Performance Shares vested in February 2010.

The 2009 and 2010 grants provide for vesting upon achievement of a measure of return on invested capital and operating cash flow over three years. Each measure is weighted equally and applies with respect to half the target number of Performance Shares subject to the award for the performance period. For the 2009 grant the performance period is 2009 to 2011 and for the 2010 grant the performance period is 2010 to 2012.

We granted 120,080, 179,020 and 108,950 shares during the years ended December 31, 2010, 2009 and 2008, at an average grant date fair value of $66.37, $40.85 and $64.75, respectively. There were 203,454 vested Performance Shares at an average grant date fair value of $64.68 as of December 31, 2010. There were 16,856 shares forfeited during the year ended December 31, 2010, at an average grant date fair value of $52.58.

As of December 31, 2010, the aggregate unamortized grant date fair value of all unvested Performance Share awards was $7.8 million, which to the extent management estimates that performance goals will be achieved, are being amortized on a straight-line basis over a weighted average period of approximately two years.

82	BEC 2010 FORM 10-K

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

	2010	2009
Option life (in years)	0.28 – 4.51	0.55 – 3.77
Risk-free interest rate	0.51%	1.00%
Stock price volatility	31.87%	28.54%
Weighted average stock price volatility	22.04%	20.76%
Dividend yield	0.99%	0.92%

The following table summarizes activity under our SARs plan (in thousands, except per share amounts):

	2010		2009
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Fair Value
Outstanding at January 1,	411	$ 2.65	411	$ 2.65
Granted	64	$13.65	64	$14.72
Exercised	(76)	$18.15	(52)	$19.08
Canceled	(19)	$17.14	(12)	$ 7.17

Outstanding at December 31,	380	$18.40	411	$11.44

The total intrinsic value of SARs exercised during the years 2010, 2009, and 2008 was $0.9 million, $0.9 million, and $1.1 million, respectively.

We currently use treasury stock to deliver shares of our common stock under our share-based payment plans. At December 31, 2010, the number of shares authorized to be issued under our share-based payment plans combined with shares held as treasury stock are sufficient to cover future stock option exercises.

Postemployment Benefits

We have various benefit plans and recognize an obligation for certain benefits awarded to individuals after employment but before retirement. During 2010, 2009 and 2008, we recorded charges of $5.6 million, $6.2 million and $1.6 million, respectively, associated with our postemployment obligations. Excluded from these amounts are obligations arising from our restructuring activities. See Note 5 “Restructuring Activities and Asset Impairment Charges” for further details.

Grantor Trust for Beckman Coulter, Inc. Executive Plans

In 2002, we established an irrevocable grantor trust (the “Trust”) to provide a source of funds to assist us in meeting our obligations under various executive and director deferred compensation benefit plans. Periodically, our common stock obligations under the plans are estimated and the Trust is funded in the amount of those obligations. The Trust has been consolidated in our financial statements. The $23.4 million and $21.3 million of common stock (at cost) held in the Trust and the offsetting grantor trust liability have been included in the accompanying consolidated balance sheets as components of stockholders’ equity at December 31, 2010 and 2009, respectively. The common stock was acquired in the open market. The Trust will hold the common stock for the benefit of the participants and will distribute the stock to the participants in accordance with the provisions of the plans. The participants may elect to receive distributions over five to 15 years, upon termination of service, or upon a selected date at least two years after the date of the deferral election.

BEC 2010 FORM 10-K	83

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 17. Retirement Benefits

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

In the first quarter of 2010, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”) was enacted. We do not believe the provisions of the new laws will have a significant impact on our health care and related employee benefit plan costs.

Benefit Obligations

The following represents disclosures regarding benefit obligations, plan assets and the weighted average assumptions utilized for the pension and postretirement plans as determined by outside actuarial valuations:

	Pension Plans		Postretirement Plan
	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,039.5	$898.9	$122.4	$141.8
Adjustment to beginning of year benefit obligation	(1.1)	(4.0)	—	—
Service cost	23.3	21.8	1.2	1.7
Interest cost	55.4	53.2	7.0	6.7
Actuarial loss (gain)	79.0	73.3	(1.8)	(25.5)
Benefits paid	(64.9)	(54.5)	(8.3)	(7.7)
Plan participant contributions	3.6	3.7	3.5	3.1
Business combinations	—	39.6	—	—
Plan settlements	—	(0.3)	—	—
Curtailments	—	(5.2)	—	0.6
Expenses and premiums paid	(0.7)	(0.7)	—	—
Special termination benefits	—	0.1	—	—
Retiree drug subsidy received	—	—	0.5	0.7
Impact of foreign currency changes	5.6	13.6	0.5	1.0

Benefit obligation at end of year	$1,139.7	$1,039.5	$125.0	$122.4

U.S. benefit obligation	$825.6	$765.1	$119.0	$117.1
International benefit obligation	314.1	274.4	6.0	5.3

Benefit obligation at end of year	$1,139.7	$1,039.5	$125.0	$122.4

84	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

	Pension Plans		Postretirement Plan
	2010	2009	2010	2009
Change in Plan Assets:
Fair value of plan assets at beginning of year	$790.7	$624.1	$—	$—
Adjustment to beginning of year plan assets	(1.2)	—	—	—
Employer contributions	34.0	91.2	4.9	4.6
Plan participant contributions	3.6	3.7	3.5	3.1
Benefits paid	(64.9)	(54.5)	(8.4)	(7.7)
Business combinations	—	23.3	—	—
Plan settlements	—	(0.3)	—	—
Expenses and premiums paid	(0.7)	(0.7)	—	—
Actual return on plan assets	67.0	93.1	—	—
Impact of foreign currency changes	1.4	10.8	—	—

Fair value of plan assets at end of year	$829.9	$790.7	$—	$—

Fair value of U.S. plan assets	$611.1	$589.1	$—	$—
Fair value of international plan assets	218.8	201.6	—	—

Fair value of plan assets at end of year	$829.9	$790.7	$—	$—

Funded Status at end of year	$(309.8)	$(248.8)	$(125.0)	$(122.4)
Amounts recognized in the consolidated balance sheets consist of:
Non-current assets	$0.7	$3.1	$—	$—
Current liabilities	(2.6)	(2.5)	(6.3)	(5.3)
Non-current liabilities	(307.9)	(249.4)	(118.7)	(117.1)

Net amount recognized	$(309.8)	$(248.8)	$(125.0)	$(122.4)

Amounts recognized in accumulated other comprehensive (income) loss consist of:
Net actuarial loss (gain)	$497.7	$452.7	$(2.6)	$(0.7)
Prior service cost credit	(7.1)	(6.3)	(1.4)	(1.7)

Total (before tax effects)	$490.6	$446.4	$(4.0)	$(2.4)

U.S. Plans
Discount rate	5.33%	5.78%	5.34%	5.78%
Rate of compensation increase	4.00%	3.50%	—	—

International Plans
Discount rate	4.12%	4.69%	—	—
Rate of compensation increase	3.57%	3.66%	—	—

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

The accumulated benefit obligation for our pension plans is $1,043.6 million as of the 2010 measurement date and $913.8 million as of the 2009 measurement date.

BEC 2010 FORM 10-K	85

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Information regarding our pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	2010	2009
Projected benefit obligation	$1,113.1	$945.4
Accumulated benefit obligation	$1,020.4	$865.6
Fair value of plan assets	$802.9	$704.9

Information regarding our pension plans with a projected benefit obligation in excess of plan assets is as follows:

	2010	2009
Projected benefit obligation	$1,128.3	$1,029.7
Fair value of plan assets	$817.8	$777.8

Benefit Expense (Credit)

The following table lists the components of the net periodic benefit cost of the plans and the weighted-average assumptions for the years ended December 31:

	Pension Plans			Postretirement Plan
	2010	2009	2008	2010	2009	2008
Components of Net Periodic Benefit Cost:
Service cost	$23.3	$21.8	$22.9	$1.2	$1.7	$2.4
Interest cost	55.4	53.2	51.8	7.0	6.7	7.9
Expected return on plan assets	(62.9)	(55.9)	(68.6)	—	—	—
Amortization of:
Prior service costs (credits)	—	0.1	0.2	(0.5)	(0.4)	(4.4)
Actuarial loss (gain)	31.2	25.6	13.4	—	(0.2)	1.1

Net periodic benefit cost	47.0	44.8	19.7	7.7	7.8	7.0
Additional costs (benefits) due to curtailments and settlements	—	0.3	(0.1)	—	(0.1)	—

Net periodic benefit cost	$47.0	$45.1	$19.6	$7.7	$7.7	$7.0

Amounts Expected to be Recognized in Net Periodic Cost in the Coming Year
Loss (gain) recognition	$39.5	$30.5	$25.4	$(0.1)	$—	$1.3
Prior service (benefit) cost recognition	(0.2)	—	0.1	(0.3)	(0.4)	(0.4)

U.S. Plans
Discount rate	5.78%	6.3%	6.0%	5.78%	6.3%	6.0%
Expected return on plan assets	8.25%	8.3%	8.5%	—	—	—
Rate of compensation increase	3.50%	3.5%	3.5%	—	—	—

International Plans
Discount rate	4.69%	5.1%	4.9%	—	—	—
Expected return on plan assets	5.44%	5.8%	6.3%	—	—	—
Rate of compensation increase	3.66%	3.3%	3.3%	—	—	—

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

86	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Expected Benefit Payments

Expected benefit payments for future years ending December 31 are as follows:

	Pension Benefits	Other Retirement Benefits
2011	$59.0	$7.2
2012	60.8	7.7
2013	63.1	8.5
2014	66.3	9.1
2015	70.6	9.7
2016 through 2020	399.6	54.5

The following is the expected Medicare Retiree Drug Subsidy benefit receipts for our Postretirement Benefit plan for future years ending December 31:

Other Retirement Benefits
2011	$0.7
2012	0.8
2013	0.9
2014	1.0
2015	1.1
2016 through 2020	6.7

Contributions

We expect to contribute $46.9 million to our U.S. and international pension plans and $7.0 million to our postretirement plans during 2011.

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

BEC 2010 FORM 10-K	87

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The fair values of our pension plan assets at December 31, 2010 by asset classes are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset class
Cash and short-term investment funds	$5.3	$0.6	$—	$5.9
Equities
US Equities	132.1	35.3	—	167.4
International Equities	—	159.7	—	159.7
Global Equities	—	44.2	—	44.2
Fixed Income
US Government	—	17.4	—	17.4
Corporate	53.2	93.2	—	146.4
Other (a)	—	110.6	—	110.6
Other
Hedge Funds	—	—	54.9	54.9
Private Equity	—	—	32.2	32.2
Real Estate	—	2.2	30.4	32.6
Insurance Contracts	—	—	58.6	58.6

Total	$190.6	$463.2	$176.1	$829.9

The fair values of our pension plan assets at December 31, 2009 by asset classes are as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset class
Cash and short-term investment funds	$7.3	$0.5	$—	$7.8
Equities
US Equities	—	244.1	—	244.1
International Equities	—	129.4	—	129.4
Global Equities	—	44.6	—	44.6
Fixed Income
US Government	—	20.8	—	20.8
Corporate	—	143.0	—	143.0
Other (a)	—	99.4	—	99.4
Other
Hedge Funds	—	—	4.3	4.3
Private Equity	—	—	27.2	27.2
Real Estate	—	2.5	26.8	29.3
Insurance Contracts	—	—	40.8	40.8

Total	$7.3	$684.3	$99.1	$790.7

(a) Primarily consists of non-U.S. bonds, short-term investments, derivatives, asset and mortgage backed securities.

88	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following table represents the fair value reconciliation of Level 3 assets and liabilities measured at fair value for pension plans during the year ended December 31, 2010:

	Hedge Funds	Private Equity	Real Estate	Insurance Contracts	Total
Beginning balance at January 1, 2010	$4.3	$27.2	$26.8	$40.8	$99.1
Actual return on plan assets relating to assets still held at the reporting date	(0.2)	3.5	0.1	0.8	4.2
Relating to assets sold during the period	(1.0)	—	—	(0.2)	(1.2)
Purchases, sales and settlements	51.8	1.5	3.5	17.2	74.0

Ending balance at December 31, 2010	$54.9	$32.2	$30.4	$58.6	$176.1

The following table represents the fair value reconciliation of Level 3 assets and liabilities measured at fair value for pension plans during the year ended December 31, 2009:

	Hedge Funds	Private Equity	Real Estate	Insurance Contracts	Total
Beginning balance at January 1, 2009	$11.5	$28.3	$46.0	$37.8	$123.6
Actual return on plan assets Relating to assets still held at the reporting date	(0.3)	(3.2)	(18.1)	1.4	(20.2)
Relating to assets sold during the period	(1.8)	—	0.3	—	(1.5)
Purchases, sales and settlements	(5.1)	2.1	(1.4)	1.6	(2.8)

Ending balance at December 31, 2009	$4.3	$27.2	$26.8	$40.8	$99.1

Fair Value Measurements

The pension plan assets are recognized at fair value. The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such instruments pursuant to the valuation hierarchy.

Cash and Short-Term Investment Funds – Investments consist of U.S. dollars and foreign currencies held in trust accounts with a weighted average portfolio of 90 days or less, such as money market instruments, fixed income securities and in some instances assets are in a pooled fund with government banks. Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. These cash investments are classified as Level 1 or 2 investments.

Equities – Investments consist of equity securities issued by U.S. and non-U.S. corporations as well as commingled investment funds that invest in equity securities. Individually held securities are traded actively on exchanges and price quotes for these shares are readily available. Individual equity securities are classified as Level 1. Commingled investment funds are investment vehicles that are not publicly traded, but whose underlying assets are publicly traded with price quotes readily available. Commingled fund values reflect the net asset value (NAV) per fund share, derived from the quoted prices in the active markets of the underlying securities. Equity commingled funds are classified as Level 2.

Fixed Income – Investments consist of securities issued by the U.S. government, non-U.S. governments, governmental agencies, municipalities and corporations, and agency and non-agency mortgage and asset backed securities. This investment category also includes commingled investment funds that invest in fixed income securities. Individual fixed income securities are generally priced on the basis of evaluated prices from independent pricing services. Individual fixed income securities are classified as Level 1 or 2. Commingled fund values reflect the NAV per fund share, derived indirectly from observable inputs or from quoted prices in less liquid markets of the underlying securities. Fixed income commingled funds are classified as Level 2.

BEC 2010 FORM 10-K	89

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Other Investments – Investments consist of insurance contracts as well as commingled funds and limited partnership investments in hedge funds, private equity and real estate. Commingled funds values reflect the NAV per fund share and are classified as Level 2 or Level 3. Private equity and real estate limited partnership values reflect information reported by the fund managers on a periodic basis using pricing models that use market, income, cost valuation methods and independent appraisals. Insurance contract assets are held and valued by an insurance company based on the surrender or contract value. Hedge funds, private equity, real estate and insurance contracts are primarily classified as Level 3

Asset Allocation Strategy

Our U.S. pension plan assets are invested using active and passive investment strategies that employ multiple investment management firms. Risk is controlled through diversification among multiple asset classes, managers, styles and securities. Risk is further controlled both at the manager and asset class level by assigning excess return and tracking error targets. Monitoring activities take place to evaluate performance against these targets.

Our U.S. pension plan is underfunded at December 31, 2010. We may decide to make additional pension plan contributions beyond the amounts required in order to return the plan to fully funded status.

The overall expected long-term rate of return on assets assumption for our U.S. pension plans is based on the target asset allocation for Plan assets, capital markets forecasts for asset classes employed and active management excess return expectations. Equilibrium forecasts are used to reflect long-term expectations for the asset classes employed. To the extent asset classes are actively managed, an excess return premium is added. The following table illustrates the calculation to arrive at the 2011 expected long term rate of return assumption for our U.S. pension plans of 8.0%.

Asset Class	Target Allocation	Long Term Expected Return
Equities	40%	3.60%
Fixed Income	40%	2.20%
Real Estate	5%	0.40%
Other	15%	1.20%

Sub-total	100%	7.40%
Active Management	—	0.60%

Total	100%	8.00%

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

Assumed Health Care Cost Trend Rates

The assumed health care trend rate used in measuring the postretirement cost for 2010 is 10.5%, gradually declining to 5% by the year 2018 and remaining at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for postretirement benefits. A 1.0% increase in assumed health care cost trend rates would increase the totals of the interest cost and service components for 2010 and the postretirement benefit obligation as of December 31, 2010 by $1.0 million and $15.2 million, respectively. A 1.0% decrease in assumed health care cost trend rates would decrease the total of the interest cost and service components for 2010 and the postretirement benefit obligation as of December 31, 2010 by $0.9 million and $12.8 million, respectively.

Defined Contribution Plans

We have a defined contribution plan available to our domestic employees. Under the plan, eligible employees may contribute a portion of their compensation. Employer contributions are primarily based on a percentage of employee contributions and vest immediately. However, certain former Coulter employees are eligible for additional employer contributions based on age and salary levels, which become fully vested after five years of service. We contributed $20.5 million for the 2010 plan year, $20.9 million for the 2009 plan year, and $24.8 million for the 2008 plan year.

90	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Effective January 1, 2007, we established the Retirement Account Plan I (RAP I) for the benefit of certain eligible employees in the U.S. who were excluded from the defined benefit pension plan. Effective January 1, 2008, we established the Retirement Account Plan II (RAP II) for newly hired employees in the U.S. RAP I and II are fully funded by the company and contributions are made in the first quarter following each year. For RAP I, contributions are based on age and years of service. For RAP II, contributions are based on years of service. Contributions vest after three years of service. Under both plans, there are no employee contributions and no distributions are allowed until termination of employment. We contributed $9.0 million for the 2010 plan year, $8.3 million for the 2009 plan year and $7.6 million for the 2008 plan year.

Note 18. Commitments and Contingencies

We are subject to federal, state, local and foreign environmental laws and regulations. Although we continue to incur expenditures for environmental protection, we do not anticipate any expenditure to comply with such laws and regulations which would have a material impact on our consolidated operations or financial position except as discussed below. We believe that our operations comply in all material respects with applicable federal, state and local environmental laws and regulations.

In connection with our Orange County consolidation project and closure of our Fullerton, California site, we began conducting environmental studies at our Fullerton site. The data generated by these studies indicates that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the site. Studies to determine the source and extent of these chemicals are underway and are expected to continue for several months. We have notified the State Department of Toxic Substances Control of the presence of these chemicals at the site and expect that agency to oversee determination of any remediation requirements. We recorded a liability of $19 million in 2008, representing our best estimate of the future expenditures for investigation and remediation at the site; however, it is possible that the ultimate costs incurred could range from $10 million to $30 million. Our estimates are based upon the results of our investigation to date and comparison to our prior experience with environmental remediation at another site. Therefore, it is possible that additional activities not contemplated at this time could be required and that the actual costs could differ materially from the amount we have recorded as a liability or our estimated range. Through December 31, 2010 we have spent $2.0 million in relation to investigation and remediation activities.

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

Legal Proceedings

On September 3, 2010 and September 7, 2010, respectively, two securities class action complaints were filed in the U.S. District Court in the Central District of California (collectively, the “Securities Action”) against Beckman Coulter, Inc. (the “Company”), Scott Garret (the Company’s former Chairman of the Board, former President and former Chief Executive Officer) and Charles P. Slacik (the Company’s Senior Vice President and Chief Financial Officer) alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 against all defendants, and violation of Section 20(a) of the Exchange Act of 1934 against the individual defendants. The Securities Action asserts that the defendants issued allegedly materially false and misleading statements including statements related to the Company’s troponin test kits, FDA compliance, product quality and assurance, customer loyalty, and earnings guidance for fiscal year 2010. On December 8, 2010, the Honorable Josephine Staton Tucker issued an order consolidating the two cases under the caption as In re Beckman Coulter, Inc. Securities Litigation, Case No. 8:10-CV-01327-JST (RNBx), and appointing Arkansas Teacher Retirement System and Iron Workers District Council of New England Pension Fund as Lead Plaintiff. On February 7, 2011, Lead Plaintiff filed a Consolidated Class Action Complaint asserting claims on behalf of an alleged class of stock purchasers between July 31, 2009 and July 22, 2010, claiming that the stock price was artificially inflated during the alleged class period due to the alleged misrepresentations and omissions. The Securities Action seeks unspecified damages based on declines in the stock price after disclosures regarding FDA matters, troponin test kits and downward guidance for 2010. The Company intends to vigorously defend against the Securities Action.

BEC 2010 FORM 10-K	91

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

On September 8, 2010 and December 13, 2010, respectively, shareholder derivative suits were filed in the Superior Court of the State of California in the County of Orange on behalf of the Company, which was named as nominal defendant. The derivative suits assert claims against all members of the Company’s board of directors and certain of its former and current officers and assert that the defendants liable to the Company based on allegations similar to those alleged in the Securities Action, including that the defendants breached their fiduciary duties by allegedly failing to reasonably oversee FDA compliance with respect to troponin tests, product quality and disclosure of 2010 guidance. The second derivative suit filed on December 13, 2010 also alleged that the Board was considering entering into a merger transaction at an inadequate price. Following a stipulation by parties, the Court entered an Order on January 26, 2011, consolidating for all purposes the two shareholder derivative actions before the Honorable Nancy Wieben Stock, under the caption In re Beckman Coulter, Inc. Shareholder Litigation, Lead Case No. 30-2010-00406352. On February 8, 2011, the plaintiffs filed a Consolidated Shareholder Derivative and Class Action Complaint adding direct claims based on the Company’s February 7, 2011 announcement that the Company and Danaher Corporation signed an Agreement and Plan of Merger. In the amended complaint, plaintiffs continue to seek to assert derivative causes of action on behalf of the Company for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and seek unspecified damages, restitution and disgorgement of alleged profits, injunctive relief and corrective action. In the direct claims, plaintiffs assert that each member of the Board breached their fiduciary duties to the Company’s stockholders, that the Company aided and abetted in those breaches of fiduciary duty, that the Merger Agreement between the Company and Danaher involves an unfair price, an inadequate sales process, and that defendants agreed to the Merger to benefit themselves personally. In the direct claims, the plaintiffs seek to enjoin the defendants from consummating the merger until remedial actions have been taken, including obtaining a higher price for the shareholders.

Due to the preliminary status of the litigation matters described above, we are unable to determine the likelihood of either a favorable or unfavorable outcome. As such, we cannot currently estimate a range of any possible losses we may experience in connection with those litigation matters.

We are also involved in a number of other lawsuits, which we consider ordinary and routine in view of our size and the nature of our business. We accrue for our best estimate within the range of the loss or the minimum probable liability if no best estimate can be determined. Such accruals at December 31, 2010, were immaterial. We do not believe any ultimate liability resulting from any of these other lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. We cannot, however give any assurances regarding the ultimate outcome of these lawsuits, and their resolution could be material to our operating results for any particular period.

Lease Commitments

We lease certain facilities, equipment and automobiles under operating lease arrangements. Certain of the leases provide for payment of taxes, insurance and other charges by the lessee. Rent expense was $111.8 million in 2010, $99.9 million in 2009, and $89.5 million in 2008.

92	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

As of December 31, 2010, minimum annual rentals payable under non-cancelable operating leases aggregate $376.3 million, which is payable as follows:

Year	Amount
2011	$76.4
2012	63.2
2013	52.5
2014	46.1
2015	39.9
Thereafter	98.2

Total	$376.3

Note 19. Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products. The Clinical Diagnostics segment, which includes products used to evaluate and analyze body fluids, cells and other patient samples, represents 88% of our consolidated revenue. The product areas within Clinical Diagnostics are chemistry and clinical automation, cellular analysis, and immunoassay and molecular diagnostics. Our Life Science segment includes systems used in disease research performed in academic centers as well as therapeutic research performed by biopharmaceutical companies.

Management evaluates business segment performance on a revenue and operating income basis. Operating income for segment reporting, disclosed below, is revenue less operating costs. Certain costs, such as corporate overhead and other charges which are not directly related to our segments are not allocated to the segments’ financial results. Therefore, the financial results of our segments exclude these costs for performance assessment by our chief operating decision maker. Unallocated corporate overhead costs include employee benefits, occupancy, information systems, accounting services, internal legal staff, and human resources administration expenses related to our corporate function, while other items excluded from our segment results include restructuring charges, technology license fees and other charges. Prior to 2010, these costs were allocated to the segments based on actual usage or other appropriate methods. However, these expenses are not considered direct costs of the operating segments. Therefore, our chief operating decision maker now evaluates the Clinical Diagnostics and Life Science segments excluding these costs. In the tables below, these costs have been reclassified in the prior year results to conform with the current year presentation. Non-operating expense (income) and interest income and expense are not allocated to the segments. We do not discretely allocate assets to our operating segments, nor does our chief operating decision maker evaluate operating segments using discrete asset information.

BEC 2010 FORM 10-K	93

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segments’ operating income to consolidated earnings before income taxes:

	2010*	2009*	2008*
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$1,330.4	$1,055.1	$898.7
Cellular Analysis	992.9	935.3	954.1
Immunoassay and Molecular Diagnostics	886.8	798.3	739.1

Total Clinical Diagnostics	3,210.1	2,788.6	2,591.9
Life Science	453.3	472.0	507.0

Total revenues	$3,663.4	$3,260.6	$3,098.9

Segment operating income:
Clinical Diagnostics	$611.1	$464.3	$441.9
Life Science	74.7	95.1	98.7

Total segment operating income	685.8	559.4	540.6
Unallocated corporate overhead and other costs	(230.9)	(133.2)	(190.9)
Restructuring and acquisition related costs	(31.2)	(152.3)	(21.4)
Environmental remediation	—	—	(19.0)
Technology acquired for use in R&D for Clinical Diagnostics	—	(5.8)	(23.7)
Fair market value inventory amortization adjustment for Clinical Diagnostics	(5.9)	(22.1)	(1.0)
Litigation accrual	3.9	(3.9)	—
Discontinued product write-off related to Clinical Diagnostics	—	(1.6)	—
Olympus intangibles asset amortization related to Clinical Diagnostics	(22.2)	(9.6)	—

Total operating income	399.5	231.2	284.5

Non-operating (income) expense:
Interest income	(5.7)	(5.0)	(10.0)
Interest expense	99.8	76.6	60.8
Other	(3.5)	(24.8)	(4.9)

Total non-operating expense	90.6	46.8	45.9

Earnings from continuing operations before income taxes	$308.9	$184.4	$238.6

*	Amounts may not foot due to rounding.

94	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Our principal markets are the U.S. and international markets. The U.S. information is presented separately since we are headquartered in the U.S. United States revenues represented 45.6%, 48.5% and 49.8% of our total consolidated revenues for each of the three years ended December 31, 2010, 2009 and 2008, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	2010*	2009*	2008*
Revenues by geography:
United States	$1,671.9	$1,580.4	$1,542.1
Europe	797.6	731.4	687.1
Emerging Markets (a)	327.0	270.2	278.3
Asia Pacific	632.5	477.6	383.7
Other (b)	234.3	200.9	207.7

Total revenues	$3,663.4	$3,260.6	$3,098.9

	2010	2009	2008
Long-lived assets:
United States	$2,198.3	$1,967.8	$1,690.3
International	544.7	839.4	389.8

Total long-lived assets	$2,743.0	$2,807.2	$2,080.1

*	Amounts in table may not foot or recalculate due to rounding.
(a)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(b)	Other includes Canada and Latin America.

BEC 2010 FORM 10-K	95

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 20. Quarterly Information (Unaudited)

	First Quarter (a)		Second Quarter (b)		Third Quarter (c)		Fourth Quarter (d)		Full Year
	2010	2009	2010	2009	2010	2009	2010	2009	2010	2009
Recurring revenue	$731.3	$573.7	$747.2	$629.0	$723.0	$676.1	$767.9	$766.4	$2,969.4	$2,645.2
Instrument sales	149.8	117.8	154.8	127.7	170.8	146.7	218.6	223.2	694.0	615.4

Total revenue	881.1	691.5	902.0	756.7	893.8	822.8	986.5	989.6	3,663.4	3,260.6

Cost of recurring revenue	354.5	268.3	365.1	285.0	347.6	324.9	370.1	368.8	1,437.3	1,247.0
Cost of instrument sales	121.6	104.1	139.8	114.8	140.3	120.0	171.9	173.6	573.6	512.5

Total cost of sales	476.1	372.4	504.9	399.8	487.9	444.9	542.0	542.4	2,010.9	1,759.5

Selling, general and administrative	222.9	185.9	226.8	191.2	211.7	211.3	236.1	223.2	897.5	811.6
Research and development	70.1	59.9	63.9	60.7	66.2	71.7	68.4	74.1	268.6	266.4
Amortization of intangible assets	13.9	7.3	13.9	7.5	13.8	11.3	14.1	13.5	55.7	39.6
Restructuring and acquisition related costs	18.2	26.4	13.0	21.6	—	79.2	—	25.1	31.2	152.3

Operating income	79.9	39.6	79.5	75.9	114.2	4.4	125.9	111.3	399.5	231.2
Non-operating expense (income)	22.5	21.4	19.6	(2.5)	24.2	4.9	24.3	23.0	90.6	46.8

Earnings before income taxes	57.4	18.2	59.9	78.4	90.0	(0.5)	101.6	88.3	308.9	184.4
Income taxes	18.7	(2.4)	15.3	17.6	23.0	(2.0)	21.2	24.1	78.2	37.3

Net earnings	$38.7	$20.6	$44.6	$60.8	$67.0	$1.5	$80.4	$64.2	$230.7	$147.1

Basic earnings per share	$0.55	$0.32	$0.63	$0.95	$0.96	$0.02	$1.15	$0.92	$3.29	$2.22
Diluted earnings per share	$0.54	$0.32	$0.63	$0.94	$0.95	$0.02	$1.14	$0.90	$3.25	$2.18
Dividends per share	$0.18	$0.17	$0.18	$0.17	$0.18	$0.17	$0.19	$0.18	$0.73	$0.69
Stock price – High	$69.90	$51.81	$63.30	$57.36	$63.25	$71.20	$75.57	$69.54	$75.57	$71.20
Stock price – Low	$62.80	$40.60	$55.55	$50.00	$44.58	$54.27	$47.15	$64.06	$44.58	$40.60

Notes

(a)	In the first quarter of 2009, we incurred an $11.8 million charge within non-operating expense related to foreign currency losses in connection with the Olympus acquisition associated with a forward contract that does not qualify as a cash flow hedge.
(b)	In the second quarter of 2010, we incurred a $5.9 million charge within cost of sales related to the fair value of acquired inventory in connection with the Olympus acquisition. This portion of the acquired inventory was sold during the second quarter of 2009.
(c)	In the third quarter of 2009, we recorded an $8.8 million charge within cost of recurring revenue related to the fair value of acquired inventory in connection with the Olympus acquisition. This portion of the acquired inventory was sold during the third quarter of 2009. Also in the third quarter of 2009, we had a gain within non-operating income of $18.0 million related to foreign currency gains in connection with the Olympus acquisition.
(d)	In the fourth quarter for 2009, we recorded a $13.0 million charge within cost of recurring revenue related to the fair value of acquired inventory in connection with the Olympus acquisition, as a portion of the acquired inventory was sold during the fourth quarter.

96	BEC 2010 FORM 10-K

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

Note 21. Subsequent Events

On February 6, 2011, the Company, Danaher Corporation, a Delaware corporation (“Danaher”), and Djanet Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Danaher (“Purchaser”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Danaher, through the Purchaser, agreed to commence an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.10 per share, (the “Shares”) for $83.50 per share in cash, without interest (the “Offer Price”). On February 15, 2011, Danaher, through the Purchaser, commenced the Offer.

Completion of the Offer is subject to several conditions, including (i) that a majority of the Shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and the receipt of other required government approvals; (iii) the absence of a material adverse effect on the Company and (iv) certain other customary conditions.

The Merger Agreement also provides that following consummation of the Offer and satisfaction of certain customary conditions, Purchaser will be merged with and into the Company (the “Merger”), with the Company surviving as a wholly-owned indirect subsidiary of Danaher. Upon completion of the Merger, each Share outstanding immediately prior to the effective time of the Merger (excluding those Shares that are held by (i) Danaher, Purchaser, the Company or their respective subsidiaries and (ii) stockholders of the Company who properly exercised their appraisal rights under the Delaware General Corporation Law) will be converted into the right to receive the Offer Price.

If Purchaser holds 90% or more of the outstanding Shares following the completion of the Offer, the parties will effect the Merger as a short-form merger without the need for approval by the Company’s stockholders. Otherwise, the Company may hold a special stockholders’ meeting to obtain stockholder approval of the Merger. Subject to the terms of the Merger Agreement, applicable law and the number of authorized Shares available under the Company’s certificate of incorporation, the Company has granted Purchaser an irrevocable option (the “Top-Up Option”), exercisable after completion of the Offer, to purchase additional Shares from the Company as necessary so that Danaher, Purchaser or their subsidiaries own one Share more than 90% of the total Shares outstanding immediately after the issuance of the Top-Up Shares on a fully diluted basis. Purchaser will pay the Offer Price for each Share acquired upon exercise of the Top-Up Option.

The Company has agreed not to solicit, initiate or knowingly facilitate, or engage in discussions concerning, alternative proposals for the acquisition of the Company. However, subject to the satisfaction of certain conditions, the Company and its board of directors, as applicable, would be permitted to take certain actions which may, as more fully described in the Merger Agreement, include terminating the Merger Agreement or changing the board of directors’ recommendation, following receipt of an unsolicited proposal or the occurrence of certain intervening events, if the board of directors of the Company has concluded in good faith after consultation with its advisors that failure to do so would be inconsistent with its fiduciary duties.

The Merger Agreement can be terminated by Danaher or the Company under certain circumstances, and the Company will be required to pay Danaher a termination fee of $165.0 million in connection with certain terminations.

The Company’s 2.5% unsecured convertible senior notes due 2036 (the “Convertible Notes”) will be treated in accordance with the terms of the indenture governing such notes. The Company expects to send a conversion notice to holders of the Convertible Notes as required by the indenture governing the Convertible Notes with respect to the pending transaction with Danaher.

The foregoing description of the Offer, the Merger and the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was filed as Exhibit 2.1 to the Form 8-K filed by the Company with the SEC on February 10, 2011. The Merger Agreement has been incorporated herein by reference to provide information regarding the terms of the Merger Agreement and is not intended to modify or supplement any factual disclosures about the Company, Danaher or the Purchaser in any public reports filed with the U.S. Securities and Exchange Commission by the Company or Danaher. In particular, the assertions embodied in the representations, warranties and covenants contained in the Merger Agreement were made only for the purposes of the Merger Agreement, were solely for the benefit of the parties to the Merger Agreement, and may be subject to limitations agreed upon by the contracting parties, including being qualified by information in confidential disclosure schedules provided by the Company to Danaher in connection with the signing of the Merger Agreement. These disclosure schedules contain

BEC 2010 FORM 10-K	97

Notes to Consolidated Financial Statements (Continued)

(tabular dollar amounts in millions, except amounts per share)

information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Merger Agreement. Moreover, the representations and warranties in the Merger Agreement were used for the purpose of allocating risk between the Company, Danaher and Purchaser, rather than establishing matters of fact. Accordingly, the representations and warranties in the Merger Agreement may not constitute the actual state of facts about the Company, Danaher or Purchaser. The representations and warranties set forth in the Merger Agreement may also be subject to a contractual standard of materiality different from that generally applicable to investors under federal securities laws. Therefore, the Merger Agreement is included with this filing only to provide investors with information regarding the terms of the Merger Agreement, and not to provide investors with any other factual information regarding the parties or their respective businesses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2010, the end of the fiscal year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

Our management also is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, for us. As part of that process, as of December 31, 2010, the end of the fiscal year covered by this report, management carried out an evaluation of the effectiveness of our internal control over financial reporting. The evaluation was conducted following the Committee of Sponsoring Organizations of the Treadway Commission (COSO) Internal Control – Integrated Framework. The assessment did not identify any material weaknesses in our internal control over financial reporting and management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The independent registered public accounting firm that audited our financial statements contained in this annual report has issued an audit report on the effectiveness of our internal control over financial reporting.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2010.

Item 9B. Other Information.

None.

98	BEC 2010 FORM 10-K

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Beckman Coulter, Inc.:

We have audited Beckman Coulter, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Beckman Coulter’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Beckman Coulter, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Beckman Coulter, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 23, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Irvine, California

February 23, 2011

BEC 2010 FORM 10-K	99

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

BOARD OF DIRECTORS

The current members of our Board of Directors are set forth below, along with the term for each director’s service.

Director	Age	Title	Term Expires
Glenn S. Schafer	61	Non-Executive Chairman	2012
Peter B. Dervan	65	Director	2012
Kevin M. Farr	53	Director	2011
Robert G. Funari	64	Director	2013
Charles A. Haggerty	69	Director	2013
Van B. Honeycutt	66	Director	2011
William N. Kelley	71	Director	2013
Susan R. Salka	46	Director	2012
Richard P. Wallace	50	Director	2011
Lewis T. Williams	61	Director	2011
Betty Woods	72	Director	2011

Set forth below are descriptions of the backgrounds of our current directors. We are not aware of any family relationships between any of our directors or executive officers.

GLENN S. SCHAFER, CPA, 61, served as Vice Chairman of Pacific Life Insurance Company, a provider of life insurance products, annuities, and mutual funds, until his retirement on December 31, 2005. He was appointed Vice Chairman of Pacific Life in April 2005. Prior to being named Vice Chairman, Mr. Schafer had been President and a board member of Pacific Life since 1995. In that capacity, he oversaw Pacific Life’s securities, real estate, institutional products, annuities and mutual funds divisions, and the broker dealer network, as well as the treasury, finance and administrative areas of the company. Mr. Schafer joined Pacific Life as Vice President, Corporate Finance, in 1986, was elected Senior Vice President and Chief Financial Officer in 1987, and in 1991, Executive Vice President and Chief Financial Officer. Mr. Schafer is a member of the board of directors of Skilled Healthcare Group, Inc. and was elected to the Janus Capital Group board of directors in December 2007.

Mr. Schafer has been a director of Beckman Coulter since 2002, became Lead Independent Director in February 2010 and non-executive Chairman of the Board in September 2010. Mr. Schafer’s board leadership and executive officer experience at Pacific Life, his experience as the Lead Independent Director of the Company as well as his financial expertise and healthcare knowledge, led the Board to conclude that Mr. Schafer should serve as both a director and non-Executive Chairman of the Company.

PETER B. DERVAN, Ph.D., 65, has been a member of the faculty at the California Institute of Technology since 1973 where he is currently Bren Professor of Chemistry in the Division of Chemistry and Chemical Engineering. Dr. Dervan was Chairman of the Division from 1994 to 1999. He serves on the Scientific Advisory Board of Gilead Sciences and the Robert A. Welch Foundation. He also serves on the Board of Trustees of Yale University. Dr. Dervan is a member of the National Academy of Sciences, the American Academy of Arts and Sciences, the American Philosophical Society, and the Institute of Medicine. He received the National Medal of Science in 2006.

Dr. Dervan has been a director of Beckman Coulter since 1997. Dr. Dervan’s extensive scientific background, as well as his knowledge of the Company developed during his more than 12 years as a director of the Company, led the Board to conclude that Dr. Dervan should serve as a director.

KEVIN M. FARR, CPA, 53, has been Chief Financial Officer for Mattel, Inc. since 2000. He previously served as Senior Vice President and Corporate Controller from 1996, and held various other positions since he joined Mattel in 1991. Mr. Farr currently is responsible for Mattel’s worldwide financial functions, as well as information technology, strategic planning, mergers and acquisitions, investor relations, and corporate services. He is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants. Mr. Farr serves on the Marshall School Corporate Advisory Board of the Marshall School of Business at the University of Southern California and the Board of Directors, Special Olympics International, and is Chairman of the Board for Mattel Children’s Foundation.

100	BEC 2010 FORM 10-K

Mr. Farr has been a director of Beckman Coulter since October 2004. Mr. Farr’s significant financial expertise developed through his experience as a CPA, Chief Financial Officer and Corporate Controller, together with his executive leadership experience at Mattel, led the Board to conclude that Mr. Farr should serve as a director of the Company.

ROBERT G. FUNARI, 64, is Chairman and Chief Executive Officer of Crescent Healthcare, Inc., a private equity-backed provider of infusion therapy services where he has served since 2004. He previously served as President and Chief Executive Officer of Syncor International, a provider of specialized pharmacy services. He was Executive Vice President and General Manager of the drug company for McKesson, Inc. and spent more than 18 years in a broad range of leadership positions at Baxter International. Mr. Funari is a member of the RAND Health Board of Advisers.

Mr. Funari has been a director of Beckman Coulter since December 2005. The Board believes Mr. Funari’s executive leadership, particularly in the healthcare industry, and the extensive healthcare expertise he has developed during his experience working in senior management, uniquely qualify Mr. Funari to serve as a director of the Company and led to the Board’s conclusion that Mr. Funari should serve as a director.

CHARLES A. HAGGERTY, 69, is currently Chief Executive Officer of Le Conte Associates, LLC, a consulting and investment company in Laguna Niguel, California. Previously, he was Chairman, President and Chief Executive Officer of Western Digital Corporation, a manufacturer of hard disk drives, from 1993 until his retirement in 2000. Prior thereto, he served IBM Corporation in various positions for 28 years, holding the posts of Vice President of IBM’s Worldwide OEM Storage Marketing from 1991 to May 1992 and Vice President/General Manager, Low-End Mass-Storage Products from 1989 to 1991. Mr. Haggerty also serves as a director of LSI Corp., Pentair, Inc., Deluxe Corporation and Imation Corp.

Mr. Haggerty has been a director of Beckman Coulter since 1996. Mr. Haggerty’s experience as chief executive officer of an NYSE-listed public company and his other significant senior management experience are invaluable to the Board of Directors. This experience, combined with Mr. Haggerty’s extensive public company directorships, as well as his 14-year tenure as a Beckman Coulter director, led the Board to conclude that Mr. Haggerty should serve as a director.

VAN B. HONEYCUTT, 66, was Chairman and Chief Executive Officer of Computer Sciences Corporation (CSC), a leading provider of consulting, system integration and information technology services to industries and governments worldwide. He was named Chief Executive Officer at CSC in 1995 and then Chairman in 1997. He retired from CSC on July 30, 2007.

Mr. Honeycutt has been a director of Beckman Coulter since 1998. Mr. Honeycutt’s tenure and experience as a chairman and chief executive officer of CSC for almost ten years, his extensive technology background from CSC and his substantial understanding of the Company and its operations gained during his almost 12 years as a member of the Board of Directors, led the Board to conclude that Mr. Honeycutt should serve as a director.

WILLIAM N. KELLEY, M.D., 71, is a Professor of Medicine and Professor of Biochemistry and Biophysics at the University of Pennsylvania School of Medicine. He served as Chief Executive Officer of the University of Pennsylvania Medical Center and Health System, Dean of the School of Medicine and Executive Vice President of the University from 1989 to 2000. He was the John G. Searle Professor and Chairman of the Department of Internal Medicine and Professor of Biological Chemistry at the University of Michigan in Ann Arbor from 1975 to 1989. He currently serves on the Board of Trustees of Emory University. He is a member of the Institute of Medicine of the National Academy of Sciences. He is a fellow of the American Academy of Arts and Sciences, a member of the Association of American Physicians and the American Philosophical Society, and a Master of the American College of Physicians and a Master of the American College of Rheumatology. Dr. Kelley also serves as a director of Merck & Co., Inc. and GenVec, Inc. He has served in the past five years as a director of Advanced Biosurfaces and PolyMedix, but no longer serves on either board.

Dr. Kelley has been a director of Beckman Coulter since 1994. Dr. Kelley’s distinguished scientific and academic background and leadership positions as Chief Executive Officer of the University of Pennsylvania Medical Center and Health System and Dean of the School of Medicine, together with his extensive experience as a Beckman Coulter director during the past 15 years, led the Board to conclude that Dr. Kelley should serve as a director.

SUSAN R. SALKA, 46, is currently Chief Executive Officer, President and a director of AMN Healthcare, Inc., a temporary healthcare staffing business. She serves as a member of AMN Healthcare’s Executive Committee and has been AMN Healthcare’s President since May 2003, a director since September 2003 and Chief Executive Officer since May 2005. Ms. Salka has been employed at AMN Healthcare in a variety of leadership roles, including Chief Financial Officer and Chief Operating Officer, since 1990. Ms. Salka serves on the boards of BIOCOM and San Diego State University Campanile Foundation.

BEC 2010 FORM 10-K	101

Ms. Salka has been a director of Beckman Coulter since 2007. Ms. Salka’s executive leadership experience on the Executive Committee and as Chief Executive Officer and President of AMN Healthcare, together with her knowledge of the healthcare industry gained during her almost 20-years experience in the temporary healthcare staffing business, led the Board to conclude that she should serve as a director.

RICHARD P. WALLACE, 50, currently serves as President and Chief Executive Officer of KLA-Tencor Corporation. Mr. Wallace has been a Director and the Chief Executive Officer of KLA-Tencor since January 2006 and has also served as KLA-Tencor’s President since November 2008. He began at KLA Instruments in 1988 as an applications engineer and has held various general management positions throughout his 23 years with the company, including positions as President and Chief Operating Officer from July 2005 to December 2005 and Executive Vice President of the Customer Group from May 2004 to July 2005. Mr. Wallace also currently serves as Chairman of the Board of Directors of SEMI, an industry trade association.

Mr. Wallace joined our Board in October 2009. Mr. Wallace’s leadership experience and technological expertise as a chief executive officer of KLA-Tencor and the other executive officer positions he has held during his 23-year tenure with KLA-Tencor led the Board to conclude that he should serve as a director.

LEWIS T. WILLIAMS, M.D., Ph.D., 61, is the founder of Five Prime Therapeutics, Inc., serves as its Executive Chairman and leads its research and development efforts. Prior to founding FivePrime, Dr. Williams was Chief Scientific Officer and a member of the Board of Directors of Chiron Corporation and President of Chiron Technologies. Prior to joining Chiron, Dr. Williams was a Howard Hughes Medical Institute investigator at the University of California, San Francisco. He is a member of the National Academy of Sciences and a fellow of the American Academy of Arts and Sciences. Dr. Williams has served on the Duke University Board of Trustees and is currently on the Boards of Juvaris BioTherapeutics and The Berklee College of Music.

Dr. Williams joined our Board in October 2009. The Board values the scientific and healthcare expertise and leadership experience Dr. Williams brings to the Board, and such expertise and experience led the Board to conclude that Dr. Williams should serve as a director.

BETTY WOODS, 72, served as President and Chief Executive Officer of Premera Blue Cross, formerly Blue Cross of Washington and Alaska, one of that area’s largest health care contractors, and also served as Chief Executive Officer of PREMERA, holding company of Premera Blue Cross from 1992 until her retirement in July 2000. She joined Premera Blue Cross in 1976. She is chair of the Board of Trustees of Seattle University and is a founding member of the National Institute for Health Care Management.

Ms. Woods has been a director of Beckman Coulter since 1994. She served as Chairman of the Board from April 2005 to April 2008 and as Lead Independent Director from April 2008 to February 2010. Ms. Woods’ long tenure as a Beckman Coulter Director and the independent thinking she brought to the Board as Chairman and then Lead Independent Director, together with Ms. Woods’ significant healthcare experience, particularly as Chief Executive Officer of Premera Blue Cross and PEMERA and as a founding member of the National Institute for Health Care Management, led the Board to conclude that she should serve as a director.

EXECUTIVE OFFICERS

Set forth below are the names, ages, titles and descriptions of the backgrounds of our current executive officers. We are not aware of any family relationships between any of our directors or executive officers.

J. ROBERT HURLEY, 61, PRESIDENT AND CHIEF EXECUTIVE OFFICER

J. Robert Hurley was named President and Chief Executive Officer on September 6, 2010. Prior to such appointment, Mr. Hurley served as Senior Vice President, Human Resources beginning on July 2005 and Vice President, Human Resources from May 2005 to July 2005. In addition, Mr. Hurley has been serving as Chairman of Beckman Coulter, Japan beginning in August 2009. Prior to joining Beckman Coulter in May 2005, Mr. Hurley was a Corporate Vice President at Baxter International, Inc.

102	BEC 2010 FORM 10-K

SCOTT C. ATKIN, 47, EXECUTIVE VICE PRESIDENT, CHEMISTRY, DISCOVERY AND INSTRUMENT SYSTEMS DEVELOPMENT

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

CAROLYN D. BEAVER, 53, CORPORATE VICE PRESIDENT, CONTROLLER AND CHIEF ACCOUNTING OFFICER

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

ALLISON F. BLACKWELL, 46, SENIOR VICE PRESIDENT, HUMAN RESOURCES

Allison F. Blackwell was named senior vice president, Human Resources for Beckman Coulter on September 6, 2010. Prior to such appointment, Ms. Blackwell served as Vice President, Human Resources for North America from March 2009 to September 2010, Vice President, Human Resources from October 2007 to March 2009. Prior to joining Beckman Coulter in October 2007, Ms. Blackwell served in various roles at Target Corporation, which she joined in 1997, including most recently as Regional Vice President, Human Resources.

CYNTHIA COLLINS, 52, GROUP VICE PRESIDENT, CELLULAR ANALYSIS

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

RICHARD S. CREAGER, PH.D., 58, GROUP VICE PRESIDENT, IMMUNOASSAY AND MOLECULAR DIAGNOSTICS

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

PAUL GLYER, 54, SENIOR VICE PRESIDENT, STRATEGY, BUSINESS DEVELOPMENT AND COMMUNICATIONS

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

BEC 2010 FORM 10-K	103

ROBERT W. KLEINERT, 59, EXECUTIVE VICE PRESIDENT, WORLDWIDE COMMERCIAL OPERATIONS

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

PAMELA A. MILLER, 56, SENIOR VICE PRESIDENT, SUPPLY CHAIN MANAGEMENT

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

CLAIR K. O’DONOVAN, PH.D., 54, SENIOR VICE PRESIDENT, QUALITY AND REGULATORY AFFAIRS

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

ARNOLD A. PINKSTON, 52, SENIOR VICE PRESIDENT, GENERAL COUNSEL AND SECRETARY

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

CHARLES P. SLACIK, 56, SENIOR VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

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

JAMES F. WIDERGREN, 52, GROUP VICE PRESIDENT, CHEMISTRY SYSTEMS GROUP

James F. Widergren has been serving as Group Vice President, Chemistry and Automation Systems Business Center since January 2010. Prior to such role, Mr. Widergren served as Corporate Vice President for Asia Pacific and Latin America Commercial Operations from April 2006 to January 2010 and Vice President, Treasurer from August 2005 to April 2006. Mr. Widergren joined Beckman Coulter in 1992. Mr. Widergren is a Trustee of the Keck Graduate Institute, and sits on its compensation committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE AND LEGAL PROCEEDINGS

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”) and the New York Stock Exchange. Directors, officers, and greater than 10% stockholders are required by regulations of the Securities and Exchange Commission to furnish us copies of all Section 16(a) forms they file. Based solely on a

104	BEC 2010 FORM 10-K

review of the copies of those forms furnished to the Company and written representations from the executive officers and directors that no other reports were required, we believe that all directors, executive officers and greater than 10% beneficial owners have complied with the reporting requirements of Section 16(a), except that, due to administrative oversight: (i) Scott Atkin filed a Form 5 regarding the vesting of 1,599 and 1,593 performance shares on February 8, 2010, and the vesting of 2,455 performance shares on February 4, 2009; (ii) Carolyn Beaver filed a Form 5 regarding the vesting of 608 performance shares on February 8, 2010 and the vesting of 899 performance shares on February 4, 2009; (iii) Cynthia Collins filed a Form 5 regarding the vesting of 1,765 performance shares on February 8, 2010; (iv) Richard Creager filed a Form 5 regarding the vesting of 1,266 and 1,266 performance shares on February 8, 2010 and the vesting of 1,413 performance shares on February 4, 2009; (v) Paul Glyer filed a Form 5 regarding the vesting of 1,779 and 1,588 performance shares on February 8, 2010 and the vesting of 2,147 performance shares on February 4, 2009; (vi) J. Robert Hurley filed a Form 5 regarding the vesting of 1,899 and 1,582 performance shares on February 8, 2010 and the vesting of 2,621 performance shares on February 4, 2009; (vii) Robert W. Kleinert filed a Form 5 regarding the vesting of 1,613 and 1,709 performance shares on February 8, 2010 and the vesting of 1,876 performance shares on February 4, 2009; (viii) Pamela Miller filed a Form 5 regarding the vesting of 1,583 and 1,456 performance shares on February 8, 2010 and the vesting of 1,047 performance shares on February 4, 2009; (ix) Arnold Pinkston filed a Form 5 regarding the vesting of 1,470 and 1,329 performance shares on February 8, 2010; (x) Charles P. Slacik filed a Form 5 regarding the vesting of 1,688 performance shares on February 8, 2010; and (xi) Clair O’Donovan filed a Form 5 regarding the surrender of 65 and 43 performance shares by her spouse on February 16, 2010 to satisfy certain tax withholding obligations in connection with the vesting of performance shares.

CORPORATE GOVERNANCE GUIDELINES AND CODE OF BUSINESS CONDUCT

The Board of Directors has adopted the Corporate Governance Guidelines for the Company setting forth the general principles governing the role, functions, duties and responsibilities of the Board of Directors, including, but not limited to such matters as (i) director selection, orientation, and education, (ii) Board leadership, (iii) composition and performance, including director compensation, annual performance reviews for the Board of Directors and the committees, and resignation policies, (iv) Board’s relationship with senior management and independent advisors, including access to management and ability to engage and access independent advisors, (v) director responsibilities, including responsibilities with respect to attendance at Board of Director meetings and advance review of board materials, (vi) committees of the Board of Directors, and (vii) leadership development, including management succession.

The Board of Directors also has adopted a Code of Business Conduct applicable to all directors, officers, and employees of the Company, including its principal executive officer, principal financial officer and other senior financial officers. The Company believes that the Code of Business Conduct satisfies the definition of “code of ethics” under Item 406 of Regulation S-K and is consistent with the New York Stock Exchange listing requirements.

Both our Corporate Governance Guidelines and the Code of Business Conduct are available at www.beckmancoulter.com under “Investor Relations,” “Corporate Governance.” In addition, we will post on our website any amendments or waivers to the Code of Business Conduct that would otherwise be required to be reported on a Current Report on Form 8-K.

References to our website in this Form 10-K are not intended to function as hyperlinks and the information contained on our website is not intended to be incorporated into this Form 10-K.

BOARD INVOLVEMENT IN RISK OVERSIGHT

The Company takes a comprehensive approach to risk management. We believe risk can arise in every decision and action taken by the Company, whether strategic or operational. The Company, therefore, seeks to include risk management principles in all of its management processes and in the responsibilities of its employees at every level. It is the responsibility of the Company’s senior management, with the oversight of the Board of Directors, to develop and implement the Company’s strategic plans and manage the Company’s business operations, and to identify, evaluate, manage and mitigate the risks inherent in those plans and operations. Our comprehensive approach is reflected in the reporting processes by which our management provides timely and comprehensive information to the Board to support the Board’s role in oversight, approval and decision-making. As an important part of this process, the Company has implemented a formal enterprise risk management program (the “ERM Program”). The Company’s senior management, risk manager and the internal enterprise risk management committee, with the executive sponsorship of the Senior Vice President, General Counsel and Secretary, facilitate the ERM Program as part of the Company’s strategic planning and business operation. In conjunction with the ERM Program and as part of strategic planning and the operation of the Company, senior management provides a report to the Board of Directors and the committees of the Board on a quarterly basis identifying the principle risks and opportunities, senior management’s assessment of such risks and opportunities, and the controls implemented and action plans in process with respect to such risks and opportunities.

BEC 2010 FORM 10-K	105

The Board of Directors closely monitors the information it receives from management and provides oversight and guidance to our management team concerning the assessment and management of risk. The Board approves the Company’s high level goals, strategies and policies to set the tone and direction for appropriate risk taking within the business. The Board and its committees then emphasize this tone and direction in its oversight of management’s implementation of the Company’s goals, strategies and policies.

In addition to the risk management reports provided to the Board of Directors and the committees pursuant to our ERM Program, our senior executives provide the Board and its committees with regular updates about the Company’s strategies and objectives and the risks inherent within them at Board and committee meetings and in regular reports. Board and committee meetings also provide a venue for directors to discuss issues with management. The Board and committees call special meetings when necessary to address specific issues. In addition, our directors have access to Company management at all levels to discuss any matters of interest, including those related to risk. Those members of management most knowledgeable of the issues attend Board meetings to provide additional insight into items being discussed, including risk exposures.

The Board has delegated oversight for matters involving certain specific areas of risk exposure to its four standing committees. Each committee reports to the Board at regularly scheduled Board meetings, and more frequently if appropriate, with respect to the matters and risks for which the committee provides oversight.

The Audit and Finance Committee oversees the integrity of our financial statements, reporting process and internal controls, the internal audit function, the independent auditors’ qualifications, independence and performance, and the Company’s corporate finance matters including its capital structure. The Audit and Finance Committee also provides oversight with respect to the Company’s management of the Company’s significant financial risk exposures and steps management has taken to monitor, control and report such exposures. Furthermore, the Audit and Finance Committee reviews the ERM Program as part of its discussions with management regarding our policies with respect to risk assessment and risk management.

The Organization and Compensation Committee is responsible primarily for the design and oversight of the Company’s executive compensation policies, plans and practices. A key objective of the Organization and Compensation Committee is to ensure that the Company’s overall executive compensation program appropriately links pay to performance and aligns the interests of the Company’s executives with its stockholders. In furtherance of this objective, the Organization and Compensation Committee evaluates the potential compensation payable under the Company’s executive compensation plans based on alternative performance scenarios. The Organization and Compensation Committee also monitors the design and administration of the Company’s overall incentive compensation programs to ensure that they include appropriate safeguards to avoid encouraging unnecessary or excessive risk taking by Company employees. Elements of our executive compensation program that mitigate excessive risk taking, such as our combination of short and long-term incentives, recoupment policy and stock ownership program, are described below under the headings “Compensation Discussion and Analysis” and “Compensation Risk Assessment” in Item 11 of this 10-K.

The Nominating and Corporate Governance Committee oversees risks related to our corporate governance, including Board and director performance, director succession, director education and the Company’s Corporate Governance Guidelines and other governance documents. The Nominating and Corporate Governance Committee also oversees the Company’s programs regarding ethics and compliance, and social and environmental responsibility. Furthermore, the Nominating and Corporate Governance Committee oversees risks related to our supply chain management.

The Quality and Regulatory Committee oversees risk related to the quality and regulatory affairs operations of the Company, including reviewing with management appropriate metrics to facilitate the Quality and Regulatory Committee’s oversight over the effectiveness of quality systems and controls and remediation plans established by the Company to manage those risks.

BOARD LEADERSHIP STRUCTURE

To ensure proper oversight, including risk oversight, by the Board of Directors, our corporate governance guidelines require the Board of Directors to either have a non-executive Chairman of the Board or, if the Chairman of the Board is not independent, a Lead Independent Director. The Board regularly considers the appropriate leadership structure for the Company. Because the Board of Directors believes that it is important to retain the flexibility to make a determination of the board leadership structure at any given point in time based on the circumstances and the role of the Chief Executive Officer, the Company does not have a set policy on whether the same individual should serve as the Chief Executive Officer and the Chairman of the Board. At different points in time in the Company’s history, the Chief Executive Officer and Chairman of the Board roles have been held by the same person. At other times, they have been held by different individuals. In each instance, the decision on whether to combine or separate the roles was made in the best interests of the Company’s stockholders, based on the circumstances at the time.

106	BEC 2010 FORM 10-K

Prior to the resignation of Scott T. Garrett on September 6, 2010 as the Chief Executive Officer, President and director of the Company, Mr. Garrett served as both the Chief Executive Officer and the Chairman of the Board. Following Mr. Garrett’s resignation, the Board of Directors appointed J. Robert Hurley as President and Chief Executive Officer while the Board of Directors conducts a search for a successor and appointed Glenn S. Schafer, who was serving as the Lead Independent Director at such time, as the non-executive Chairman of the Board. Following the resignation of Mr. Garrett, the Board of Directors has been comprised solely of independent directors.

As the non-executive Chairman of the Board, Mr. Schafer discharges the responsibilities of the Chairman of the Board in chairing all meetings of the Board of Directors and the responsibilities of the Lead Independent Director in presiding over executive session of the Board of Directors, serving as the liaison between the Board of Directors and the Chief Executive Officer, encouraging and facilitating active participation of all of the directors, and working with the Chief Executive Officer in setting the agenda for each meeting of the Board of Directors.

During the transition period while the Board of Director conducts a search for a successor Chief Executive Officer, the Board of Directors determined that it is in the best interest of the Company to have a Board of Directors comprised entirely of non-management directors and to assign leadership of the Board of Directors to a senior director who previously served as the lead director for the independent directors. In the event that a successor Chief Executive Officer is appointed and elected, the Board of Directors will determine if and when the successor Chief Executive Officer will be nominated to serve on the Board of Directors and if and when such successor Chief Executive Officer will also serve as the Chairman of the Board.

BOARD COMMITTEES

The Board has four standing committees to facilitate and assist the Board in the execution of its responsibilities: the Nominating and Corporate Governance Committee, the Audit and Finance Committee, the Organization and Compensation Committee, and the Quality and Regulatory Committee. All four committees are comprised of independent directors as determined in accordance with the New York Stock Exchange listing standards, and all members of the Audit and Finance Committee satisfies all of the other requirements for audit committee members under the applicable New York Stock Exchange listing standards, including those set forth in Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board also has determined that all members of the Audit and Finance Committee are “audit committee financial experts” as defined by applicable Securities and Exchange commission rules and that they meet the financial literacy requirements of the New York Stock Exchange. The charters for the Audit and Finance Committee, the Organization and Compensation Committee, the Nominating and Corporate Governance Committee, and the Quality and Regulatory Committee are available on the Company’s website at www.beckmancoulter.com under “Investor Relations,” “Corporate Governance.”

Nominating and Corporate Governance Committee

Members of the Nominating and Corporate Governance Committee are Peter B. Dervan (Chair), Charles A. Haggerty, and Van B. Honeycutt. Pursuant to its charter, which charter was amended and restated in 2010 and posted on our website at www.beckmancoulter.com, this committee’s general responsibilities include:

•	Developing criteria to determine the qualifications and appropriate tenure of directors;

•	Reviewing such qualifications and making recommendations to the Board regarding director nominees;

•	Developing and recommending to the Board standards to be applied in making determinations as to the independence of directors and the qualification to serve on any specific committee of the Board;

•	Identifying and recommending to the Board a director qualified to serve as the non-executive Chairman of the Board or the Lead Independent Director, as applicable;

•	Identifying and recommending to the Board the directors qualified to serve on the committees of the Board;

•	Performing board assessment and establishing procedure to exercise oversight over Board evaluation;

•	Developing and recommending to the Board the Company’s Corporate Governance Guidelines;

•	Reviewing, considering and making recommendations to the Board with respect to stockholder proposals;

BEC 2010 FORM 10-K	107

•	Reviewing and approving related party transactions and evaluating potential conflicts of interests involving directors and executive officers;

•	Periodically reviewing stockholder enhancement provisions in the Company’s certificate of incorporation, amended and restated bylaws and other corporate documents;

•	Considering social, ethical and environmental responsibility and matters of significance in areas related to corporate public affairs; and

•	Overseeing significant matters related to supply chain management of the Company.

Organization and Compensation Committee

The members of the Organization and Compensation Committee are Charles A. Haggerty (Chair), Robert G. Funari and Glenn S. Schafer. Pursuant to its charter, the Organization and Compensation Committee’s responsibilities include:

•	Establishing and reviewing periodically the Company’s executive compensation philosophy;

•	Reviewing and recommending changes to director compensation plans;

•	Reviewing and administering the Company’s compensation policies and plans, including those applicable to executive officers;

•	Making recommendations to the Board with respect to the Company’s equity and non-equity incentive plans;

•	Approving any new equity incentive plan or any material change to an existing equity incentive plan;

•	Evaluating the performance of the Chief Executive Officer in light of the corporate goals and objectives established by the Organization and Compensation Committee and reviewed by the Board;

•	Recommending the Chief Executive Officer’s compensation awards to the independent members of the Board of Directors;

•	Overseeing regulatory compliance with respect to compensation matters in consultation with management;

•	Preparing and issuing an annual report to be included in the Company’s annual proxy statement and Annual Report on Form 10-K as required under the Exchange Act;

•	Discussing an annual performance evaluation of the Organization and Compensation Committee with the Board; and

•	Performing any other activities consistent with the charter.

The Organization and Compensation Committee retains the power to appoint subcommittees, but no subcommittee has been appointed. Our Chief Executive Officer recommends to the Organization and Compensation Committee the salary, annual incentive and long-term incentive compensation levels for other senior officers, including the other named executive officers. In addition, the Organization and Compensation Committee has delegated to the Chief Executive Officer authority to grant equity-based awards under the Company’s stock incentive plans to recipients other than to the Company’s directors, executive officers and other persons covered under Section 16 of the Exchange Act, via an annual long-term incentive grant process and for select use with new hires, promotions and similar personnel actions.

Pursuant to its charter, the Organization and Compensation Committee is authorized to retain an external compensation consultant to assist in the evaluation of the compensation of our senior executive officers (including all of the named executive officers). The Organization and Compensation Committee currently retains Exequity, LLP as its external executive compensation consultant to assist the committee in assessing executive compensation philosophy, programs, policies, and compensation levels by providing information, analysis, and recommendations. The committee is solely responsible for selecting and retaining its compensation consultant and for determining the terms and conditions of the engagement, including fees. The executive compensation consultant reports directly to the Organization and Compensation Committee and takes instructions solely from the committee. The committee has established procedures with its consultant for communicating with the committee and management, and determines whether the consultant’s services are performed objectively and free from the influence of management.

During fiscal year 2010, the Organization and Compensation Committee engaged Exequity to assist it in determining our peer group companies, obtaining and evaluating benchmark data from our peer group and other companies, and making recommendations to the committee regarding the design, administration and oversight of executive compensation programs in light of the competitive market data, legal and regulatory requirements, and industry best practices. In addition, Exequity was engaged to conduct an analysis of the company’s change in control agreements and to conduct a risk assessment of the company’s executive compensation programs. Exequity engages exclusively in executive compensation consulting for the Organization and Compensation Committee; the firm performs no other services for the Company.

108	BEC 2010 FORM 10-K

Audit and Finance Committee

The Members of the Audit and Finance Committee are Kevin M. Farr (Chair), Susan R. Salka, and Betty Woods. Pursuant to its charter, the Audit and Finance Committee’s general responsibilities include:

•

Overseeing the quality and integrity of the Company’s financial statements, including reviewing reports by the independent auditors, reviewing and discussing with management and with independent auditors the Company’s annual audited financial statements and quarterly financial statements, reviewing and discussing earnings releases and earnings guidance, discussing any major issues regarding accounting principles and financial statement presentations, and reviewing and discussing analyses prepared by management or the independent auditors setting forth significant financial reporting issues and judgments made in connection with the preparation of the Company’s financial statements;

•

Overseeing the independent auditors’ qualification and independence, including engagement of the independent auditors, setting hiring policies for employees or former employees of the independent auditors, and pre-approving all audit and non-audit services of the independent auditors;

•

Overseeing the performance of the independent auditors and the Company’s internal audit function and internal controls, including establishing procedure for receipt, retention and treatment of complaints received regarding accounting, internal accounting controls or auditing matters, discussing the audit plan, reviewing the Company’s evaluation of its system of internal controls, and reviewing with the independent auditor any audit problems or difficulties and management’s responses;

•

Together with the Nominating and Corporate Governance Committee and the Quality and Regulatory Committee, overseeing the Company’s compliance with the legal and regulatory requirements that could have a material effect on the Company’s financial statements or business;

•	Assisting the Board of Directors on corporate finance matters of the Company;

•	Discussing the Company’s policies with respect to risk assessment and risk management;

•	Discussing the Company’s major financial risk exposures and the steps management has taken to monitor and control such exposures;

•	Preparing the annual report of the Audit and Finance Committee for inclusion in the Company’s proxy statement and Annual Report on Form 10-K as required under the Exchange Act; and

•	Providing an avenue of communication among the independent auditors, management, our internal audit department and the Board of Directors.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion and analysis of the key elements of compensation for the Company’s Chief Executive Officer, Chief Financial Officer, three other most highly compensated executive officers, and former Chief Executive Officer as of December 31, 2010. These individuals are referred to as our “named executive officers.” Our named executive officers for 2010 are:

•	J. Robert Hurley, President and Chief Executive Officer

•	Charles P. Slacik, Senior Vice President and Chief Financial Officer

•	Scott C. Atkin, Executive Vice President, Chemistry, Discovery and Instrument Systems Development

•	Robert W. Kleinert, Executive Vice President, Worldwide Commercial Operations

•	Arnold A. Pinkston, Senior Vice President, General Counsel and Secretary

•	Scott T. Garrett, former Chairman of the Board, President and Chief Executive Officer

BEC 2010 FORM 10-K	109

Executive Compensation Program Overview

Although the Compensation Discussion and Analysis section focuses on the compensation of our named executive officers, many aspects apply to all executives. The Organization and Compensation Committee of our Board of Directors determines the Company’s executive compensation program. None of the named executive officers are members of the Organization and Compensation Committee. The membership and responsibilities of the Organization and Compensation Committee are described in a preceding section entitled “Organization and Compensation Committee.”

The objectives of our executive compensation program are to:

•	Provide total compensation that attracts and retains an outstanding, diverse executive team

•	Motivate each executive to achieve the Company’s strategic business plan

•	Align executive and stockholder interests by placing emphasis on long-term compensation

•	Reward superior performance with above-market rewards

•	Reinforce a pay-for-performance culture

•	Limit fixed compensation expenses

Compensation Philosophy

Competitive benchmark data is a key consideration in determining executive compensation levels. The Organization and Compensation Committee sets target levels for executives’ total compensation of base pay, annual incentive, long-term incentive, benefits, retirement, and perquisites relative to this data. The current targets are:

Compensation Component	Target
Base Salary	50th% tile
Annual Incentive	50th% tile
Long-Term Incentive	60th% tile
Benefits/Retirement	50th% tile
Perquisites	50th% tile
Total Compensation	50th to 60th% tile

The Organization and Compensation Committee reviews the compensation targets each year to ensure they are aligned with the executive compensation program objectives. Actual executive compensation levels may differ from targeted levels based on performance. For example, the Organization and Compensation Committee has generally structured performance-based incentives to reward superior performance with upper quartile compensation for performance-based incentives and to deliver below-median compensation for performance-based incentives where achievement is below goal. Other factors that influence executive compensation levels are identified below under “Decision-Making Process.”

In structuring the executive compensation program, the Organization and Compensation Committee considers how each component promotes the attraction, performance and retention of executives. The Organization and Compensation Committee reviews the allocation of compensation components regularly to help ensure alignment with strategic and operating goals, competitive market practices and legislative changes. The Organization and Compensation Committee does not apply a specific formula to determine the allocation between cash and non-cash forms of compensation. Certain compensation components, such as base salaries, benefits, and perquisites, are intended primarily to attract and retain qualified executives. Other compensation elements, such as annual and long-term incentive opportunities, are designed to motivate and reward performance. The annual incentive motivates named executive officers to achieve specific operating objectives for the fiscal year. Long-term incentives are intended to reward long-term Company performance and achievement of specific financial goals, and to strongly align named executive officers’ interests with those of stockholders.

Because performance-based compensation plays a significant role in aligning our executives’ interests with our stockholders’ interests, annual incentives and long-term incentives constitute a substantial portion of the named executive officers’ compensation. For 2010, the percentage of named executive officers’ total direct compensation (base salary, target annual incentive and actual long-term incentives based on the grant date fair value of the awards) that was in the form of incentive compensation and therefore at-risk was as follows: Mr. Hurley—67%, Mr. Slacik—72%, Mr. Atkin—73%, Mr. Kleinert—71%, Mr. Pinkston—66%, and Mr. Garrett—83%. This compares to competitive market data where typically 83%, 75%, 72%, 70%, 71%, and 83% of pay is delivered through incentive compensation. The “Summary Compensation Table” below provides detailed information on the compensation paid to each of the named executive officers in 2010.

110	BEC 2010 FORM 10-K

The Organization and Compensation Committee believes the elements of the Company’s executive compensation program effectively link performance-based compensation to financial goals and stockholder interests without encouraging executives to take unnecessary or excessive risks in the pursuit of those objectives. In addition to the attributes of the Company’s executive compensation program described above, the Organization and Compensation Committee previously adopted a compensation recoupment policy that further discourages executives to take unnecessary or excessive risks. See “Recoupment Policy” below for a description of this policy.

Named executive officers can participate in deferred compensation and retirement plans. The Company provides severance benefits if a named executive officer’s employment terminates under certain circumstances. These provisions are described later in this section.

Role of the Compensation Consultant. The Organization and Compensation Committee has retained Exequity as its external executive compensation consultant effective August 2010 to assist the Organization and Compensation Committee in assessing executive compensation philosophy, programs, policies, and compensation levels for 2010. The Organization and Compensation Committee is responsible for retaining its compensation consultant and for determining the terms and conditions of the engagement, including fees. The Organization and Compensation Committee performs an annual review to evaluate the consultant’s effectiveness as an advisor and provides ongoing feedback to ensure an appropriate and effective working relationship. The Organization and Compensation Committee has established procedures with its consultant for communicating with the Organization and Compensation Committee and management and determines whether the consultant’s services are performed objectively and free from the influence of management. The executive compensation consultant reports directly to the Organization and Compensation Committee and takes instructions solely from the Organization and Compensation Committee. The consultant also speaks separately with the Organization and Compensation Committee chair between meetings, as necessary or desired. The Organization and Compensation Committee chair pre-approves all Exequity assignments, including the nature, scope and fees of those assignments. Exequity engages exclusively in executive compensation consulting for the Organization and Compensation Committee; the firm has never and does not currently perform any other services for the Company.

Towers Watson provided executive compensation consulting services to the Organization and Compensation Committee from January to July 2010 and the fees associated with these services were approximately $75,000. The Organization and Compensation Committee chair pre-approved all Towers Watson engagements, including the nature, scope, and fees for assignments. The total amount of fees for all other services provided by Towers Watson in 2010, including plan management, financial analysis, wellness program consulting and communication services, was approximately $467,000. The total amount of fees paid by the Company to Towers Watson for services during 2010 was approximately $542,000.

During the first half of 2010, the Organization and Compensation Committee examined the steps and safeguards Towers Watson takes to ensure that its executive compensation consulting services are objective, including:

•	The individuals providing executive compensation consulting services to the Organization and Compensation Committee are not personally involved in other services Towers Watson provides to the Company

•	Other services are provided under a separate contractual arrangement and without the knowledge or participation of the executive compensation consultant

•

The individuals providing executive compensation consulting services to the Organization and Compensation Committee do not share information about the specific work being performed on behalf of the Organization and Compensation Committee with other Towers Watson staff providing consulting assistance in other areas, except for information essential to work being performed under the direction of the Organization and Compensation Committee

•

The individuals providing executive compensation consulting services to the Organization and Compensation Committee are not directly compensated for the total revenues that Towers Watson generates from the Company nor would their compensation be directly affected if the Company decided to no longer use Towers Watson’s services in other areas

•	The executive compensation consultant is not the client relationship manager on services provided to the Company

BEC 2010 FORM 10-K	111

Benchmarking and Peer Group. Compensation actions taken in first quarter 2010 for named executive officers, such as base salary adjustments and long-term incentive awards, took into account benchmarking information provided by Towers Watson in the third quarter 2009. The Organization and Compensation Committee reviewed total direct compensation (base salary, target annual incentives, and long-term incentive award opportunities) for the Chief Executive Officer, Chief Financial Officer and Chief Legal Officer, as reported in the proxies filed by the Company’s 2009 peer group. Using data from nationally recognized surveys, the Organization and Compensation Committee also reviewed total direct compensation for the Company’s top five executive officers. At that time, the peer group was comprised of the following ten companies:

• Agilent Technologies, Inc. • Becton, Dickinson & Company. • C.R. Bard, Inc. • Genzyme Corporation • Hospira, Inc.	• Life Technologies Corporation • PerkinElmer, Inc. • Quest Diagnostics, Inc. • Sigma-Aldrich Corporation • St. Jude Medical, Inc.

In late 2010, using information obtained and analyzed by Exequity, the Organization and Compensation Committee reviewed a similar measure of total direct compensation (base salary, target annual incentives and long-term incentive award opportunities) for the same top five highest paid executives reviewed in 2009, as reported in the proxies filed by the Company’s 2010 peer group (as described below) and using data from a nationally recognized survey. The Organization and Compensation Committee also reviewed total compensation survey data for twelve other top executive positions, using data from nationally recognized surveys as identified below.

In 2010, the Organization and Compensation Committee asked Exequity to review the peer group used by the Organization and Compensation Committee as one of its sources for determining executive pay levels. The Organization and Compensation Committee’s objectives were to ensure the number of companies included in the peer group provided a representative sample of market practices, and the companies themselves were reflective of the company’s strategy, size, business mix, growth areas, business competitors, and sources of executive talent. A list of potential peer companies was first screened by Exequity using the Global Industry Classification Code for health care equipment and services. Companies were further filtered on the basis of similar revenue size and market capitalization. The revenue size parameters range from about one-third to three times the Company’s revenue and market capitalization. A number of companies were excluded based on the nature of their business, such as hospitals, medical facility operators, distributors, and insurance plan administrators. Based primarily on business segment and size, the Organization and Compensation Committee selected a revised peer group. The peer group is currently comprised of the following 17 companies:

•    Agilent Technologies, Inc.

•    Alere Inc.

•    C.R. Bard, Inc.

•    Boston Scientific Corporation

•    Carefusion Corporation

•    Edwards Lifesciences Corporation

•    Hologic Inc.

•    Hospira, Inc.

•    Kinetic Concepts, Inc.

• Life Technologies Corporation • PerkinElmer, Inc. • Quest Diagnostics, Inc. • St. Jude Medical, Inc. • Steris Corporation • Teleflex, Inc. • Varian Medical Systems, Inc. • Zimmer Holdings, Inc.

The Organization and Compensation Committee believes these peer group companies provide a broad, but reasonable, range of companies for comparison. Some of these companies are in the line of business index shown on the performance graph included in the consolidated financial statements in Item 8 of this Form 10-K. The Company’s 2010 revenues were $3.7 billion with a year-end market capitalization of $5.2 billion. The results of the 2010 peer group analysis revealed that, as of July 2010, the peer group had a median revenue of $2.5 billion, (ranging from $1.3 to $8.0 billion), and median market capitalization of $6.7 billion (ranging from $1.9 billion to $12.0 billion). Beckman Coulter falls between the 25th and 75th percentiles of this peer group in terms of revenue, market capitalization, and net income. When comparing the 2010 peer group to the 2009 peer group, seven companies remained, ten were added, and three removed. The companies added were Alere, Boston Scientific, Carefusion, Edwards Lifesciences, Hologic, Kinetic, Steris, Teleflex, Varian, and Zimmer. Companies discontinued were Becton Dickinson, Genzyme, and Sigma Aldrich.

Peer group data is a key source of information reviewed by the Organization and Compensation Committee. The Organization and Compensation Committee also reviews general survey data provided by Exequity. In 2010, Exequity utilized data from two nationally recognized published surveys in the life sciences and general industry segments to help benchmark base salary, annual incentives and long term incentives. These surveys were the SIRS Executive Survey and the Towers Watson Executive Compensation Database. These surveys represent about 100 and 800 companies, respectively. The surveys were selected because they are conducted by well-established survey firms with robust participation. The consultant uses survey data subsets appropriate to the size of the company unit and responsibility scope of the position.

112	BEC 2010 FORM 10-K

Decision-Making Process. The Organization and Compensation Committee has the discretion to set compensation for executives at levels that differ from target compensation levels identified above. The Organization and Compensation Committee believes the peer group and survey data analyses described above provide meaningful data to determine competitive compensation levels for each executive officer. As in prior years, when the Organization and Compensation Committee considered its compensation decisions for 2010, it deliberated using a number of factors, including its compensation philosophy, the annual review of competitive data, the estimated value of the total direct compensation program for top executives, analysis provided by Towers Watson and Exequity, Company performance, internal equity assessments, global economic conditions, individual performance and, where applicable, the Chief Executive Officer’s recommendations. The Organization and Compensation Committee also weighed the effect of changes to one component on other components.

A key component of compensation decisions for individual executives was an assessment of each executive’s performance and potential, as well as retention considerations. More specifically, those individual assessments consider scope of job responsibilities, individual accomplishments, unique expertise, demonstrated leadership, long-term potential and the importance of retaining the executive. The starting point for individual decisions is the executive’s current compensation arrangement, and decisions were made within the parameters of internal compensation expense budgets. The independent directors of the Board conduct a formal performance review of the Chief Executive Officer, which includes an assessment of strategic, financial, operational and individual accomplishments. The results of this assessment are used by the independent directors to determine compensation awards for the Chief Executive Officer.

The Chief Executive Officer makes compensation recommendations for named executive officers (other than himself) and other senior executives. He actively participates in the annual executive compensation assessment of the other named executive officers. The Chief Executive Officer does not attend executive sessions of the Board where his own compensation is being determined.

Current Executive Compensation Program Elements

Base Salary. The primary purpose of base salary is to compensate the executive for the estimated market value of his or her position, and the responsibilities of that position in comparison with other positions in the Company. The Organization and Compensation Committee targets base salary levels for executive positions at the 50th percentile for comparable positions within the benchmarking studies and exercises judgment in determining actual base salary levels. Consistent with the Organization and Compensation Committee’s emphasis on incentive-based compensation, base salary represents about one-third or less of the target total compensation for a named executive officer.

The named executive officers do not have employment agreements or other contractual rights to a fixed base salary. Instead, base salary levels for each position are established by the Organization and Compensation Committee (and, for the Chief Executive Officer, by the independent directors of the Board). The Organization and Compensation Committee considers several factors when establishing base salary levels, including the scope of the executive’s responsibility, the value of the position to the Company, the current base salary level as compared to the benchmark study results, the executive’s contributions and internal pay relationships. The Organization and Compensation Committee considers these factors generally and does not assign any particular weight to any one factor. Executive base salary is reviewed annually, as well as at the time of a promotion or other material change in responsibilities, and increases may be awarded based on an evaluation of the factors listed above.

2010 Base Salaries. In February 2010, the Organization and Compensation Committee approved pay increases for the named executive officers other than the Chief Executive Officer, whose increase was approved by the independent directors. Messrs. Slacik, Kleinert, Pinkston and Garrett, received increases of 5%, 3%, 3% and 4%, respectively. Mr. Atkin, who was promoted to the position of Executive Vice President in January 2010, received a 19% promotional increase. Mr. Hurley received a 3% increase in February 2010 in his former role as Senior Vice President Human Resources and Chairman of Beckman Japan. When Mr. Hurley was named President and Chief Executive Officer in September 2010, his salary was increased from $367,800 to $800,000 in recognition of the major increase in responsibility and to maintain an appropriate level of competitiveness with our peer group.

Analysis. The October 2010 total compensation benchmarking study, conducted by the Organization and Compensation Committee’s external compensation consultant, reported base salary levels for the 17 executive positions studied at about the 50th percentile of the benchmark data. The base salaries for Messrs. Hurley, Slacik, Atkin, Kleinert and Pinkston were -16%, +1%, -4%, -1% and +4%, respectively, relative to estimated market medians at the time of the study; Mr. Garrett was not part of this analysis given his change in role effective September 2010. The Organization and Compensation Committee views the current base salary levels of the named executive officers and the other executive officers in aggregate as appropriate in view of competitive practices. The base salary that was paid to each named executive officer for 2010 is reported in column (c) of the “Summary Compensation Table” below.

BEC 2010 FORM 10-K	113

No salary increase was granted to any named executive officer nor any member of the Chief Executive Officer’s leadership team in early 2011.

Annual Incentive Compensation. The Organization and Compensation Committee targets annual incentive compensation for named executive officers at the 50th percentile for comparable executives within the benchmark studies. Based on company performance, actual incentive awards paid to named executive officers in any given year may differ substantially from our target levels or those paid to comparable officers at the peer group companies. The Organization and Compensation Committee has structured the annual incentive plan with the philosophy that when the Company achieves superior performance against its operating plans and peer group companies, annual incentive awards should reflect upper quartile pay. Similarly, if Company performance is below target, awards should be below benchmark median levels.

The Company’s ongoing practice is to make named executive officers eligible for an annual incentive award under the Company’s Management Incentive Plan, which is intended to satisfy the performance-based compensation requirements of Section 162(m) of the Internal Revenue Code. None of the named executive officers has an employment agreement or other contractual right to a fixed or target bonus for any given year. A target award opportunity, expressed as a percentage of base salary, is established for each named executive officer under the plan based on the executive’s position, scope of responsibilities and the bonus opportunities awarded to comparable executives as determined by analysis of the peer group companies and benchmark studies. Awards under the plan may be paid in cash or equity, at the Company’s discretion. Awards have historically been paid in cash.

2010 Analysis. In 2010, the target bonus opportunities were:

Position	2010 Target Bonus
CEO	120%
CFO	80%
Executive VP	80%
Group VP	70%
Senior VP	65%

The 2010 threshold, target, and maximum bonus amounts for the named executive officers are found in the “2010 Grants of Plan-Based Awards” table below.

As in the past, annual incentive compensation awarded under the Management Incentive Plan is directly tied to key financial and non-financial performance measures. These goals align with the Company’s strategic and financial plans, which the Board of Directors reviews and approves. In setting the goals for the plan each year, the Organization and Compensation Committee considers, among other factors, returns to stockholders, investor expectations, business climate, competitor performance, historical performance of the Company, the unique business of each operating unit and capital requirements.

Performance measures and goals are established and communicated to participants early in the annual performance period. Goals are not adjusted during the year, except, at the Organization and Compensation Committee’s discretion, in the event of certain extraordinary, non-recurring transactions affecting the Company, such as a merger or divestiture. No changes were made to the 2010 performance goals after they were established.

For 2010, the Organization and Compensation Committee approved the following financial performance measures, weightings and goals:

2010 Annual Incentive – Financial Performance Measures
Performance Measure	Weighting	2010 Goal vs. 2009 Actual
Adjusted Earnings Per Share (EPS)	Performance gate	Meet or exceed 2009 EPS to fund awards
Recurring Revenue	50%	+14.5% in constant currency
Adjusted Operating Income	50%	+21.5% in constant currency

114	BEC 2010 FORM 10-K

The Organization and Compensation Committee believes these three measures were key indicators of company performance for 2010. The weightings indicate the relative importance of achieving each goal. EPS is an indicator of profitability that is the single most important factor in determining the Company’s share price. If an absolute EPS number is not achieved, the plan will not be funded. If the EPS number is met or exceeded, then the plan may be funded based on the results relative to goals for two, equally weighted performance measures: recurring revenue growth and adjusted operating income growth. These measures are consistent with the Company’s strategic direction and are highly correlated to increases in total stockholder return. EPS and adjusted operating income reflect adjustments described below under “Adjustments for Performance-Based Compensation.” Recurring revenue growth is a measure of the Company’s ability to consistently grow customer demand for products and services over time. Adjusted operating income growth is an important indicator that the Company is delivering a reasonable return to stockholders and a measure of the company’s overall health. The targets for adjusted operating income growth and recurring revenue growth reflected the impact of the Olympus acquisition and growth expectations for the core business. Recurring revenue growth and adjusted operating income growth are measured in constant currency, which is a way of expressing financial goals and results that neutralizes the effects of currency exchange rate fluctuations. Since about 50% of revenue is generated abroad, using constant currency focuses attention on real growth rates. The Company’s 2010 performance goals were intended to be challenging, but achievable with significant effort in the context of challenging business conditions and the global economic recession.

Under the Management Incentive Plan, threshold, target and maximum performance levels are established for each performance measure. EPS serves as an overriding performance threshold, meaning achievement below the EPS performance measure threshold results in 0% of the award pool being funded. In the event that the EPS performance measure is met, actual funding depends on the achievement of the recurring revenue growth and adjusted operating income growth performance measures, subject to negative discretion by the Organization and Compensation Committee and subject to maximum funding of 150% of the target funding in the aggregate.

As in prior years, individual objectives also were established for 2010 for each named executive officer in the general areas of strategic planning, financial performance, operational excellence, talent management and customer satisfaction. Progress against these goals was reviewed twice a year by the Chief Executive Officer with the other named executive officers. The Chief Executive Officer reviewed his goals quarterly with the Board of Directors. The Organization and Compensation Committee reviewed each executive’s performance and potential as part of a formal talent review and adjusted the amount of that executive’s annual incentive based on its assessment of the executive’s achievement of individual objectives. Although there were pockets of success in 2010, overall the Company fell short of its financial goals for recurring revenue growth and operating income growth. Shown below is the actual performance for 2010 as compared to the performance goals:

Measure	Gate	Threshold	Target	Maximum	Actual
Adjusted Earnings per Share	$3.90	-	-	-	$3.90
Recurring Revenue*	-	+10.0%	+14.5%	+15.9%	11.7%
Adjusted Operating Income*	-	+18.2%	+21.5%	+23.1%	8.9%

*in constant currency

Based on these financial results for 2010, the Company met the Adjusted Earnings Per Share performance gate of $3.90 per share, partially met the Recurring Revenue growth goals, and did not meet the Operating Income growth goal. Consequently, the Management Incentive Plan was funded at 22% of target for 2010.

Because senior management is ultimately accountable for the Company’s 2010 results, Chief Executive Officer J. Robert Hurley recommended that no bonuses be paid to senior executives. The Organization and Compensation Committee and the Board of Directors determined that no bonuses would be paid to the Chief Executive Officer or any member of his leadership team for 2010, including named executive officers.

BEC 2010 FORM 10-K	115

Over the past five years, the Company’s overall annual incentive compensation payout percentage for all eligible participants in the MIP has ranged from 22% to 97%, with an average of 71%. When each factor is weighted and results are summarized, the Company’s overall performance and annual payout percentages have been as follows:

Performance Period	Overall Performance Level	Overall Payout Level
2010	Below Target	22%
2009	Near Target	70% (1)
2008	Below Target	75%
2007	Near Target	97%
2006	Near Target	90%

(1)	95% for MIP participants who were not eligible for long-term incentive awards.

Long-Term Incentives

Long-term incentives in the form of stock-based awards encourage long-term decision-making and strongly align the interests of executives and stockholders. The Organization and Compensation Committee believes a substantial portion of executives’ total compensation should consist of stock-based awards, and it targets long-term equity compensation for named executive officers at the 60th percentile for comparable executive positions based on the benchmark data. (The value actually realized with respect to stock-based awards will depend on the Company’s achievement of goals and stock price performance-based return.)

The Organization and Compensation Committee makes equity grants to named executive officers with a weighting of 40% stock options, 30% restricted stock units and 30% performance shares. This weighting, which is based on the estimated value of awards on the date of grant, is reviewed each year to ensure it is well-aligned with the Organization and Compensation Committee’s compensation philosophy and with business objectives. The Organization and Compensation Committee uses stock options to focus executives’ attention on increasing stock price. Restricted stock units encourage stock ownership and, through forfeiture provisions, strengthen retention. Performance shares focus executives’ efforts on multi-year goals tied to the Company’s long-term growth strategy. Newly hired executive officers are granted generally a mix of long-term incentive awards in the form of stock options and restricted stock units.

The Organization and Compensation Committee exercises judgment in determining the levels of annual equity grants, considering the competitiveness of grants relative to comparable positions within the benchmark data, relative job responsibilities, an executive’s target cash and total compensation levels and an assessment of each executive’s performance and potential, as well as retention considerations.

Additional factors considered by the Organization and Compensation Committee to determine the size, frequency and type of long-term incentive grants include accounting impact, tax consequences, potential dilutive effects and potential future stock values. The Organization and Compensation Committee determines and recommends to the independent directors of the Board the size of awards to be granted to the Chief Executive Officer. The Organization and Compensation Committee, based on recommendations from the Chief Executive Officer, determines the size of awards for the other named executive officers.

Analysis. In late 2009, the Organization and Compensation Committee examined the Company’s granting practices against the 2009 benchmark market data provided by Towers Watson to determine the competitiveness of executives’ long-term incentives. Annualized long-term incentive award values from the proxy statements of the peer group companies and two general industry surveys were used to determine the benchmark data. All awards were valued using Statement of Financial Standards (“SFAS”) 123(R) Share-Based Payment (“SFAS 123(R)”) (now FASB ASC Topic 718) assumptions in effect at that time. The analysis showed the Company at about the 60th percentile of competitive practice, in line with the Company’s target for long-term incentive awards.

The long-term incentive awards granted to the named executive officers on January 7, 2010 were comparable to levels for the prior year based on grant-date values. Based on estimated value at time of grant, the 2010 awards compare to the 2009 awards as follows: Mr. Hurley +13%, Mr. Slacik +42%, Mr. Atkin +14%, Mr. Kleinert +18%, Mr. Pinkston + 12% and Mr. Garrett -13%. The 2010 equity awards, as determined by the Organization and Compensation Committee on the basis of the above factors, resulted in grants that were about 75th percentile for Mr. Hurley, 60th percentile for Mr. Slacik, 75th percentile for Mr. Atkin, 55th percentile for Mr. Kleinert, 55th percentile for Mr. Pinkston, and 75th percentile for Mr. Garrett, according to the 2010 survey data. Additional details of 2010 awards are found in the “2010 Grants of Plan-Based Awards” table and the accompanying narrative.

116	BEC 2010 FORM 10-K

Stock Options. Options are granted with an exercise price equal to the fair market value of Company Common Stock based on the closing price on the grant date. Named executive officers will only realize value on their options if the stock price rises. Stock options also function as a retention incentive, as they generally vest 25% per year over four years and expire seven years after the date of grant. The basic terms of these options are described below under “2010 Grants of Plan-Based Awards—Equity Incentive Awards.”

Restricted Stock Units. A restricted stock unit represents a right to receive one share of Common Stock if the applicable vesting requirements are satisfied. The restricted stock units granted to named executive officers during 2010 generally vest 25% per year over four years. As such, they also serve as a long-term retention tool. The basic terms of these restricted stock unit grants are described below under “2010 Grants of Plan-Based Awards—Equity Incentive Awards.”

Performance Shares. Since 2006, the Organization and Compensation Committee has granted long-term incentive awards to named executive officers in the form of performance shares denominated in restricted stock units. Performance shares were introduced to increase executives’ focus on the Company’s long-term performance. A performance share represents a contractual right to receive one share of Common Stock if the applicable performance requirements established by the Organization and Compensation Committee are satisfied. Performance shares are granted early in the calendar year and become eligible to vest on the third anniversary of the grant date, provided the Company achieves the specified multi-year performance goal. If the threshold is not met or exceeded, performance shares will not vest and will be immediately forfeited. If a named executive officer’s employment terminates prior to the third anniversary of the grant date for any reason other than retirement or total disability, the performance shares will be forfeited immediately. The basic terms of these performance share grants are described below under “2010 Grants of Plan-Based Awards—Equity Incentive Awards.”

As previously disclosed, the performance shares granted in years 2006 through 2008 have fully vested, as cumulative free cash flow targets for each performance period were met or exceeded, as disclosed in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

For performance shares granted in 2009 and 2010, performance relative to three-year goals for return on invested capital (ROIC), along with operating cash flow, determine vesting. Both performance measures are equally weighted, and three-year goals have been established for each measure at threshold, target, and maximum levels of performance. Target levels of performance represent improvement over previous targets or levels of achievement. The Organization and Compensation Committee believes it is likely that the threshold levels for each performance measure will be attained; if the Company achieves favorable results, the Organization and Compensation Committee believes it is likely the target levels for each performance measure will be attained.

Recoupment Policy

The Organization and Compensation Committee formally adopted a Policy on Recoupment of Compensation in 2008 to help ensure executives act in the best interests of the Company and its stockholders. The policy requires the named executive officers, other Section 16 reporting individuals and corporate vice presidents to repay or return cash bonuses and long term incentives granted after the policy’s effective date if the Company issues a material restatement of its financial statements and where the restatement was caused by the individual’s intentional misconduct. The Organization and Compensation Committee will take all relevant factors into account and exercise business judgment to determine any appropriate amounts to recoup and has the discretion to determine the timing and form of recoupment.

Adjustments for Performance-Based Compensation

Under the terms of the Long-Term Performance Plan, the Management Incentive Plan and the long-term incentive awards subject to performance-based vesting requirements, the Organization and Compensation Committee may adjust applicable performance measures, goals and results if it determines the adjustment is necessary or advisable to preserve the integrity of the award. For example, adjustments may be made to reflect the impact of acquisitions or divestitures on the Company’s operating income or increases in pension plan funding requirements on its free cash flow. The Organization and Compensation Committee believes it is appropriate to have the flexibility to make such adjustments, so management may make strategic decisions that it believes are in the best interests of the Company and stockholders without undue concern about the impact of those decisions on their compensation arrangements. For 2010, the Organization and Compensation Committee decided to exclude restructuring and acquisition-related costs, Olympus Diagnostic Systems intangible asset amortization, a fair value adjustment related to inventory, and the write off of deferred taxes related to the Medicare subsidy. As is typically the case, the adjustments approved by the Organization and Compensation Committee for 2010 with respect to management bonuses and employees performance share awards align with those approved by the Audit and Finance Committee and reflected and discussed in “Supplemental Information—Non-GAAP Measures” in Item 7 of this Form 10-K, as adjusted to constant currency.

BEC 2010 FORM 10-K	117

Retirement and Deferred Compensation Plans; Perquisites and Other Personal Benefits

Retirement Plans. The Company’s retirement plans provide post-employment retirement income to executives and other employees, assisting them to meet their future financial needs. The retirement plans for the Company’s executives are designed in combination to attract and retain executives as key components of a competitive total compensation package. Benefits under the qualified and nonqualified retirement plans are not directly tied to specific Company performance, although the value of benefits under the plans denominated in stock units will depend on the Company’s performance.

Retirement plans provided by the Company include a tax-qualified defined contribution plan and the Savings Plan (the “401(k) Plan”). Named executive officers employed prior to 2006 participate in a tax-qualified defined benefit pension plan (the “Pension Plan”). However, benefit accruals ceased effective December 31, 2006 for any participant whose date of birth was on or after January 1, 1967 or who had not completed at least five full years of credit service under the plan as of December 31, 2006. Additional details are provided below in the “2010 Pension Benefits” table.

Employees (including named executive officers) hired in 2006 and after do not participate in the Pension Plan. Instead, they, and participants whose accruals under the Pension Plan were frozen, participate in and are credited with Company contributions under a second defined contribution plan, called the Retirement Account Plan. The Company’s objectives in introducing the Retirement Account Plan were to achieve greater predictability in retirement costs, to attract and retain qualified employees, and to help achieve business objectives.

Named executive officers may elect to participate in the Company’s Executive Restoration Plan, a non-qualified plan. The Executive Restoration Plan provides retirement benefits that otherwise would have been provided under the 401(k) Plan and the Retirement Account Plan, except for the contribution and benefits limits imposed by the Internal Revenue Code. Named executive officers eligible to participate in the Pension Plan were also previously eligible to receive benefits under the Supplemental Pension Plan, which is a non-qualified plan that provided benefits that otherwise would have been provided under the Pension Plan but for benefits limited under the Internal Revenue Code.

The “2010 Pension Benefits” table and related narrative section “Pension and Other Retirement Plans” below describe the Company’s Pension Plan and Supplemental Pension Plan benefits. The “2010 Nonqualified Deferred Compensation” table and related narrative section “Nonqualified Deferred Compensation Plans” below describe the Company’s Executive Restoration Plan.

Deferred Compensation Plan. Named executive officers and other key employees of the Company may participate in the Company’s Executive Deferred Compensation Plan. The Executive Deferred Compensation Plan allows a participant to voluntarily defer until a future date between 10% and 70% of base salary earned and between 5% and 80% of bonuses earned in the form of cash or stock units. For each deferral of a bonus to a stock unit account, the executive’s stock unit account will be increased by a percentage of the amount of the deferral based on the percentage of the executive’s bonus deferred into the stock unit account. The “Nonqualified Deferred Compensation” table and related narrative section “2010 Nonqualified Deferred Compensation Plans” below describe the Company’s Executive Deferred Compensation Plan.

Perquisites and Other Personal Benefits. The Company provides limited executive perquisites and personal benefits that are at or below market levels. The Organization and Compensation Committee reviews these benefits on a regular basis. Effective 2010, an annual lump-sum payment called a perquisite allowance is paid to the Chief Executive Officer and his direct reports to cover out-of-pocket expenses incurred by the individual for services such as tax preparation, financial planning, and estate planning. The amount of the annual perquisite allowance is $25,000 for the Chief Executive Officer and $15,000 for each of his direct reports. The Company does not provide loans to executives; it does not own, lease or charter corporate aircraft; executives are not provided company cars or car allowances; and executives are not reimbursed for club memberships. Perquisites and other personal benefits provided to named executive officers in 2010 are reported in column (i) of the “Summary Compensation Table” and are further described in footnote 6 to that table.

Benchmarking Benefits. The Company’s philosophy is to target benefits for executives at the 50th percentile for the Company’s peer group. Because the financial value of company-provided benefits is minimal relative to executives’ total direct compensation, the 2010 executive compensation benchmarking study did not include estimated benefits values.

118	BEC 2010 FORM 10-K

Severance and Other Benefits upon Termination of Employment or Change in Control

The Organization and Compensation Committee believes severance protections are an important part of an executive’s total compensation package and play a valuable role in attracting and retaining key executive officers. In the event of a change in control, these protections are particularly important to ensure a smooth transition of management and to protect stockholders’ interests during the transition period. The Company provides these severance protections for named executive officers through its Separation Pay Plan and through change in control agreements.

Termination of Employment. The Organization and Compensation Committee’s position is that severance protections are only appropriate if a named executive officer’s employment is involuntarily terminated by the Company as a result of a layoff. The Organization and Compensation Committee has determined that providing named executive officers severance protections in such circumstances is appropriate in light of their positions within the Company and as part of their overall compensation package. These severance benefits reflect that it may be difficult for named executive officers to find comparable employment for a period of time following termination. Severance protections outside of a change in control context are provided to named executive officers and other employees of the Company through its Separation Pay Plan. Specifically, the plan provides for certain severance benefits in the event a named executive officer’s employment is terminated by the Company at the request of the Board of Directors or by the Chief Executive Officer, with the support of the Board. The plan does not provide for severance benefits if the named executive officer’s employment is terminated under any other circumstances, including for cause.

In the event of a qualifying termination of employment, named executive officers (other than the Chief Executive Officer) are entitled to a benefit under the Separation Pay Plan equal to two times their monthly base rate of compensation for each full year of service with the Company. Without regard to length of service, the minimum and maximum amounts of this benefit are six and eighteen months, respectively, of an eligible named executive officer’s base pay. The Chief Executive Officer’s benefit is equal to three times his monthly base rate of compensation for each full year of service, with minimum and maximum amounts of nine and twenty-four months, respectively, of his base pay. Any separation payments to executives are contingent upon execution of a general release of claims, a non-compete/solicit agreement, and irrevocable resignation from the Board of Directors or similar position with the Company. Benefits will be paid in the form of salary continuation payments following a named executive officer’s termination of employment. See “Potential Payments on Termination or Change in Control” for more information specific to the named executive officers.

The Organization and Compensation Committee considers the inter-relationship of the potential payouts and terms and conditions under this program in combination with decisions it makes regarding incentive awards and other aspects of the executives’ total compensation package.

Change in Control. The Organization and Compensation Committee believes the occurrence, or potential occurrence, of a change in control transaction will create uncertainty regarding the continued employment of the named executive officers. This uncertainty results from the fact that many change in control transactions result in significant organizational changes, particularly at the senior executive level. In order to encourage named executive officers to remain employed with the Company during an important time when their prospects for continued employment following the transaction are often uncertain, the Organization and Compensation Committee provides named executive officers with appropriate severance benefits through change in control agreements if their employment is terminated by the Company without cause, or by the executive for a “good reason” the Organization and Compensation Committee believes justifies the payment of severance, within two years following a change in control of the Company.

Changes in 2010. To maintain competitiveness with evolving corporate practices, the Organization and Compensation Committee eliminated the “gross up” protection against excise taxes for any new change in control agreements and replace it with an “alternative cap” calculation; in addition, the gross-up protection under current change in control agreements under which each of the named executive officers is a party is scheduled to be eliminated effective January 1, 2012. Under the alternative cap, the executive receives the better of, on an after-tax basis: unreduced change in control payments (and must pay excise tax on his/her own), or payments reduced below the level at which an excise tax would be imposed. These modifications to change in control agreements may significantly reduce the benefit levels payable under these agreements and reduce the associated cost to the company.

The Organization and Compensation Committee believes the severance benefits described below in the “Potential Payments upon Termination or Change in Control” table provide named executive officers with reasonable financial and personal security during a transitional period when the likelihood of unemployment is high.

BEC 2010 FORM 10-K	119

Stock Ownership Program

To further align the interests of management and the Board of Directors with the interests of our stockholders, the Board has set guidelines for named executive officers, other key executives and directors to acquire and retain a certain stock ownership level in our Common Stock (including stock units held in the Company’s retirement plans) equal to a specified multiple of compensation. The required multiple for the Chief Executive Officer is five times base salary; the required multiple for the other named executive officers is three times base salary. The goal is for executives to meet the stock ownership guidelines within five years of appointment to the level of Senior Vice President or above. The Organization and Compensation Committee reviews annually the guidelines to help ensure they continue to be reasonable and competitive and the progress toward ownership goals. As of January 2011, all named executive officers except Mr. Hurley had met or exceeded their ownership guidelines. Mr. Hurley had met his goal of three times base salary as Senior Vice President, and is well on track to meet his new goal of five times salary as Chief Executive Officer. Mr. Garrett is no longer subject to the stock ownership guidelines.

Tax and Accounting Considerations

In evaluating the compensation structure and program designs, the Organization and Compensation Committee considers tax and accounting treatment, balancing their effects on individuals and the Company. Internal Revenue Code Section 162(m) places a limit of $1 million on the amount of compensation we may deduct in any one year with respect to our Chief Executive Officer and certain of our other most highly compensated executive officers. There is an exception to the $1 million limitation for performance-based compensation meeting certain requirements. The Company’s annual incentive compensation program and long-term incentive awards to named executive officers (other than time-based restricted stock unit awards) are made under a stockholder-approved plan and are intended to satisfy the requirements of Section 162(m). In accordance with its stated objectives, the Organization and Compensation Committee will consider the appropriate balance with tax deductibility levels, but will not be limited by Section 162(m), as it determines executive compensation strategy and its implementation.

Equity Granting Policy

The Company does not time the grant of its equity awards based on current stock price or material non-public information. Equity awards to employees and members of the Board are normally granted when the Organization and Compensation Committee meets on the first Thursday in January of each year. Grants awarded outside of the annual grant process, such as those associated with a new hire or promotion, are issued on the first Monday of the month following the month in which the employee commences employment or is promoted. Named executive officers do not have the discretion to set grant dates for any awards.

The Organization and Compensation Committee has delegated to the Chief Executive Officer authority to grant equity-based awards under the Company’s stock incentive plans to individuals other than to the Company’s directors, executive officers and other persons covered under Section 16 of the Exchange Act, for select use with new hires, promotions and other personnel matters. Any grants made by the Chief Executive Officer are subject to the policies regarding the timing of equity grants described above.

Advisory Vote on Executive Compensation

The Company has not previously conducted an advisory vote of the stockholders on executive compensation.

Conclusion

The Organization and Compensation Committee believes its executive compensation program results in total compensation awards that are reasonable and of appropriate value, align Company executives’ interests with those of stockholders and are directly linked to Company and individual performance.

120	BEC 2010 FORM 10-K

ORGANIZATION AND COMPENSATION COMMITTEE REPORT

The Organization and Compensation Committee has certain duties and powers as described in the Organization and Compensation Committee Charter. The Organization and Compensation Committee is currently composed of the three non-employee directors named at the end of this report, each of whom is independent as defined by New York Stock Exchange listing standards.

The Organization and Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis section of this Form 10-K. Based upon this review and our discussions, the Organization and Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis section be included in this Form 10-K.

ORGANIZATION AND COMPENSATION COMMITTEE

Charles A. Haggerty, Chair

Robert G. Funari

Glenn Schafer

COMPENSATION TABLES

Summary Compensation Table

The following table presents information regarding compensation of our named executive officers for services rendered for 2010 as well as historical information for 2009 and 2008.

Name and Principal Position (a)	Fiscal Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($)(1)(2)(3) (e)	Option Awards ($)(1) (f)	Non-Equity Incentive Plan Compensation ($)(4) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5) (h)	All Other Compensation ($)(6) (i)	Total ($) (j)
J. Robert Hurley	2010	483,873	—	383,951	264,211	—	20,265	75,432	1,227,732
President and Chief	2009	358,373	100,000	351,394	210,795	141,600	17,582	63,088	1,242,832
Executive Officer	2008	356,869	—	336,700	221,819	157,571	8,896	84,934	1,166,790
Charles P. Slacik	2010	521,780	—	523,330	359,867	—	—	69,954	1,474,931
Senior Vice President and	2009	500,668	100,000	381,560	228,514	251,700	—	89,092	1,551,534
Chief Financial Officer	2008	498,568	—	363,636	239,565	274,936	—	88,199	1,464,904
Scott C. Atkin	2010	411,327	—	465,475	319,862	—	166,538	71,175	1,434,377
Executive Vice President,	2009	346,327	100,000	423,956	253,932	152,100	125,107	22,068	1,423,490
Chemistry, Discovery and Instrument Systems Development	2008	340,038	—	363,636	239,565	178,538	70,175	7,010	1,198,962
Robert W. Kleinert	2010	448,762	—	435,232	299,949	—	43,168	62,341	1,289,451
Executive Vice President,	2009	437,677	100,000	381,560	228,514	203,000	35,370	62,530	1,448,652
Worldwide Commercial Operations	2008	433,261	—	363,636	239,565	228,900	2,041	59,164	1,326,567
Arnold A. Pinkston	2010	419,673	—	319,521	219,939	—	9,400	103,160	1,071,692
Senior Vice President,	2009	409,248	100,000	296,769	177,801	161,700	9,824	107,704	1,263,046
General Counsel and Secretary	2008	408,163	—	282,828	186,328	176,576	747	112,324	1,166,966
Scott T. Garrett	2010	957,385	—	1,366,165	1,479,652	—	113,007	2,140,691	6,056,899
Former Chairman of the	2009	923,539	150,000	2,059,267	1,533,366	644,000	87,655	237,628	5,635,454
Board, President and Chief Executive Officer	2008	915,569	—	2,424,240	1,597,100	690,000	14,507	156,861	5,798,277

(1)	The amounts reported in columns (e) and (f) of the table above reflect the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718 “Stock Compensation,” which excludes the effect of estimated forfeitures. The assumptions and methodologies used to calculate the amounts reported in columns (e) and (f) are discussed in Note 16 (Employee Benefits) to our consolidated financial statements in Item 8 of this Form 10-K for the fiscal year ended December 31, 2010. Under generally accepted accounting principles, compensation expense with respect to stock awards and option awards granted to our employees is generally recognized over the vesting periods applicable to the awards.

BEC 2010 FORM 10-K	121

(2)	The amounts reported above in column (e) include the grant date fair value of performance share awards based on the probable outcome (as of the grant date) of the performance-based conditions applicable to the awards, as determined under generally accepted accounting principles. The following table presents the aggregate grant date fair value of the performance share awards included in column (e) and the aggregate grant date value of these awards assuming that the highest level of performance conditions will be achieved.

	2008 Performance Share Awards	2009 Performance Share Awards		2010 Performance Share Awards
Name	Aggregate Grant Date Fair Value (Based on Actual Outcome) ($)	Aggregate Grant Date Fair Value (Based on Probable Outcome) ($)	Aggregate Grant Date Fair Value (Based on Maximum Performance) ($)	Aggregate Grant Date Fair Value (Based on Probable Outcome) ($)	Aggregate Grant Date Fair Value (Based on Maximum Performance) ($)
J. Robert Hurley	161,875	176,064	264,095	193,800	290,701
Charles P. Slacik	174,825	191,178	286,767	264,153	396,229
Scott C. Atkin	174,825	212,420	318,630	234,950	352,425
Robert W. Kleinert	174,825	191,178	286,767	219,685	329,527
Arnold A. Pinkston	135,975	148,694	223,041	161,279	241,919
Scott T. Garrett (3)	1,165,500	783,135	1,174,723	301,453	452,179

(3)	The aggregate grant date fair values of Mr. Garrett’s 2009 and 2010 Performance Shares have been prorated, in accordance with the terms and conditions of each grant, based on his January 15, 2011 retirement.

(4)	None of the named executive officers received an annual incentive award for 2010, as reflected in column (g) above. The material terms of the annual incentive program are described under “Current Executive Compensation Program Elements—Annual Incentive Compensation” in the Compensation Discussion and Analysis section.

(5)	The amounts reported for 2010 in column (h) are equal to the aggregate change in the actuarial present value of each named executive officer’s accumulated benefit under all of our defined benefit pension plans during 2010. Interest on deferred compensation account balances during 2010 was not considered under Securities and Exchange Commission rules to be at above-market rates, and therefore is not included in the values in column (h).

(6)	Amounts shown in column (i) for 2010 include Company contributions under the Company’s 401(k) Plan, Retirement Account Plan, Executive Restoration Plan and Executive Deferred Compensation Plan (with the value of any such Company contributions denominated in stock units based on the market price of a share of Common Stock on the crediting date), and the accrued amount of severance benefits. Although the amount of the severance benefits included as part of Mr. Garrett’s compensation was not paid in 2010, the Company accrued the severance liability in 2010. Stock units credited to the Executive Restoration Plan and Executive Deferred Compensation Plan are credited with dividend equivalents as the Company pays ordinary dividends on the Common Stock; however, the value of the dividend equivalents has not been included in the table below pursuant to Securities and Exchange Commission rules. As described below under the heading “2010 Nonqualified Deferred Compensation,” certain Company contributions to the Executive Deferred Compensation Plan denominated in stock units are subject to vesting requirements. Additionally, amounts shown in column (i) above include the following perquisites and personal benefits, as indicated in the table below: a perquisite allowance, business travel accident coverage, Beckman Coulter Foundation matching charitable gifts, and severance benefit, if applicable.

Name	401(k) Savings Plan Contributions ($)	Retirement Account Plan Contribution ($)	Executive Restoration Plan Contributions ($)	Deferred Compensation Plan Contributions ($)	Perquisite Allowance ($)	Business Travel Accident Coverage ($)	Matching Contributions Under Charitable Matching Program ($)	Severance Benefit ($)(7)	Total ($)
J. Robert Hurley	8,575	14,700	36,997	—	15,000	160	—	—	75,432
Charles P. Slacik	8,575	14,700	31,594	—	15,000	85	—	—	69,954
Scott C. Atkin	8,575	—	11,011	36,504	15,000	85	—	—	71,175
Robert W. Kleinert	8,251	14,700	24,305	—	15,000	85	—	—	62,341
Arnold A. Pinkston	8,575	12,250	28,442	38,808	15,000	85	—	—	103,160
Scott T. Garrett	8,575	14,700	108,255	58,851	25,000	310	5,000	1,920,000	2,140,691

122	BEC 2010 FORM 10-K

(7)	As provided for in the Executive Severance Pay Provisions of the Company’s Separation Pay Plan, Mr. Garrett separated from the Company with the support of the Board and is entitled to a severance benefit equal to twenty-four times his monthly base rate of compensation. The amount of this benefit, which was accrued, but not paid, in 2010, is quantified in the table above.

Compensation of Named Executive Officers

The Summary Compensation Table above quantifies the value of the different forms of compensation earned by or awarded to our named executive officers in the last three fiscal years. The primary elements of each named executive officer’s total compensation for 2010 reported in the table are base salary, an annual incentive award, long-term equity incentives, an increase in accumulated retirement pension benefits and certain earnings on deferred compensation account balances. Named executive officers also earned the other benefits quantified in column (i) of the Summary Compensation Table, as further described in footnote 6 to the table.

The Summary Compensation Table information should be read in conjunction with the tables and narrative descriptions that follow. A description of each named executive officer’s base salary and annual incentive arrangements is provided immediately following this section. The 2010 Grants of Plan-Based Awards table and the description of the material terms of the plan-based awards that follows provide information regarding the equity and non-equity incentive compensation awarded to named executive officers in 2010. The Outstanding Equity Awards and the Option Exercises and Stock Vested tables provide further information on the named executive officers’ potential realizable value and actual value realized with respect to their equity awards.

The 2010 Pension Benefits table and related description of the material terms of our pension plans describe each named executive officer’s retirement benefits under our defined benefit pension plans to provide context to the amounts listed in the Summary Compensation Table. Similarly, the 2010 Non-Qualified Deferred Compensation table and related description of the material terms of our non-qualified deferred compensation plans provides context to the deferred compensation earnings listed in column (h) of the Summary Compensation Table, and also provides a more complete picture of the potential future payments due to our named executive officers. The discussion of the potential payments due upon a termination of employment or change in control that follows is intended to further explain the potential future payments that may become payable to our named executive officers under certain circumstances.

Description of Employment Agreements, Salary and Bonus Amount

None of our named executive officers are employed pursuant to employment agreements. Accordingly, base salary and bonus amounts for named executive officers are not fixed by contract. The Organization and Compensation Committee reviews the base salaries for each named executive officer each year. In making its determination, the Organization and Compensation Committee considers the factors discussed above under “Current Executive Compensation Program Elements – Base Salary” in the Compensation Discussion and Analysis section.

Similarly, the amount of each named executive officer’s annual bonus is not fixed by contract. Rather, in 2010, the Company granted each named executive officer an annual incentive opportunity under the Company’s 2010 Management Incentive Plan. In determining the terms of such award opportunities, the Organization and Compensation Committee considered the factors discussed above under “Current Executive Compensation Program Elements – Annual Incentive Compensation” in the Compensation Discussion and Analysis section. The material terms of the annual incentive awards granted to named executive officers in 2010 are described above under “Current Executive Compensation Program Elements – Annual Incentive Compensation” in the Compensation Discussion and Analysis section.

Grants of Plan-Based Awards in Calendar 2010

The following table presents information about the incentive awards granted to the named executive officers during 2010. The material terms of each grant are described below under “Equity Incentive Awards” and “Non-Equity Incentive Awards.”

BEC 2010 FORM 10-K	123

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
J. Robert Hurley (2)	3/2/10 3/2/10 1/7/10 1/7/10	— 239,690 — —	— 479,380 — —	— 958,760 — —	730 — — —	2,920 — — —	4,380 — — —	— — 2,920 —	— — — 14,860	— — — 67.88	193,800 — 190,150 264,211
Charles P. Slacik	3/2/10 3/2/10 1/7/10 1/7/10	— 209,480 — —	— 418,960 — —	— 837,920 — —	995 — — —	3,980 — — —	5,970 — — —	— — 3,980 —	— — — 20,240	— — — 67.88	264,153 — 259,178 359,867
Scott C. Atkin	3/2/10 3/2/10 1/7/10 1/7/10	— 164,000 — —	— 328,000 — —	— 656,000 — —	885 — — —	3,540 — — —	5,310 — — —	— — 3,540 —	— — — 17,990	— — — 67.88	234,950 — 230,525 319,862
Robert W. Kleinert	3/2/10 3/2/10 1/7/10 1/7/10	— 179,640 — —	— 359,280 — —	— 718,560 — —	828 — — —	3,310 — — —	4,965 — — —	— — 3,310 —	— — — 16,870	— — — 67.88	219,685 — 215,547 299,949
Arnold A. Pinkston	3/2/10 3/2/10 1/7/10 1/7/10	— 136,500 — —	— 273,000 — —	— 546,000 — —	608 — — —	2,430 — — —	3,645 — — —	— — 2,430 —	— — — 12,370	— — — 67.88	161,279 — 158,242 219,939
Scott T. Garrett	3/2/10 3/2/10 1/7/10 1/7/10	— 576,000 — —	— 1,152,000 — —	— 2,304,000 — —	4,088 — — —	16,350 — — —	24,525 — — —	— — 16,350 —	— — — 83,220	— — — $67.88	1,085,150 — 1,064,712 1,479,652

(1)	Pursuant to an exercise of negative discretion by the Organization and Compensation Committee of the Board and upon recommendation of Mr. Hurley, no payments were made under the Non-Equity Incentive Plan for 2010.
(2)	Mr. Hurley’s bonus opportunity under the MIP was prorated for the year ended December 31, 2010.

Equity Incentive Awards

During 2010, each named executive officer was granted a stock option award, a restricted stock unit award and a performance share award. Each of the equity awards reported in the Grants of Plan-Based Awards table was granted under and is subject to the terms of the 2007 Plan. The Organization and Compensation Committee administers the 2007 Plan and has authority to interpret the plan provisions and make all required determinations under the plan. This authority includes making required proportionate adjustments to outstanding awards upon the occurrence of certain corporate events, such as reorganizations, mergers and stock splits, and making provisions to ensure that any tax withholding obligations incurred in respect of awards are satisfied. Awards granted under the 2007 Plan are generally transferable only to a beneficiary of a named executive officer upon his death. The Organization and Compensation Committee, however, may establish procedures for the transfer of awards to other persons or entities, provided such transfers comply with applicable securities laws and, with limited exceptions set forth in the plan document, are not made for value. Under the terms of the 2007 Plan, if there is a change in control of the Company, each named executive officer’s outstanding awards granted under the plan generally will become fully vested, unless otherwise provided by the Organization and Compensation Committee.

Stock Options. Each stock option reported in column (j) of the above 2010 Grants of Plan-Based Awards table was granted with a per-share exercise price equal to the fair market value of a share of Common Stock on the grant date. In accordance with the Company’s option grant practices currently in effect, the fair market value is estimated at the date of grant using a Black-Scholes Merton option pricing model for which the assumptions used to calculate the fair value are discussed in Note 16 (Employee Benefits) to our consolidated financial statements in Item 8 of this Form 10-K for the fiscal year ended December 31, 2010. The maximum term of each of these options is seven years.

Each stock option granted to our named executive officers in 2010 is subject to a four-year vesting schedule, with 25% of the stock option vesting on each of the first four anniversaries of the grant date, subject to the named executive officer’s continued employment. Once vested, each stock option will remain exercisable generally until its normal expiration date. Each of the stock options granted to our named executive officers in 2010 has a term of seven years. However, vested stock options may terminate earlier in connection with a change in

124	BEC 2010 FORM 10-K

control transaction. Subject to any accelerated vesting that may apply in the circumstances, the unvested portion of the stock option will immediately terminate upon a termination of the named executive officer’s employment (other than on account of retirement, death or total disability). In such circumstances, the named executive officer generally will have three months to exercise the vested portion of the stock option following termination of employment. If a named executive officer’s employment terminates on account of his retirement, death or total disability, the stock option will become fully vested on the date of termination, and the named executive officer will have five years from the termination date or the term of the grant, whichever is sooner, to exercise the option. In no event will a named executive officer be permitted to exercise a stock option after its normal expiration date.

Stock options granted to named executive officers during 2010 do not include any dividend or dividend equivalent rights.

Restricted Stock Units. Each restricted stock unit reported in column (i) of the above 2010 Grants of Plan-Based Awards table represents a contractual right to receive one share of Common Stock if the time-based vesting requirements described below are satisfied. Restricted stock units are credited to a bookkeeping account established by the Company on behalf of the named executive officer.

Subject to the named executive officer’s continued employment, the restricted stock unit awards vest as to one-fourth of the units on each anniversary of the grant date. Upon the termination of the named executive officer’s employment, any then-unvested restricted stock units generally will terminate without any payment to the named executive officer, except that if the termination is due to the named executive officer’s retirement, death or total disability and occurs more than one year after the grant date, the then-outstanding and unvested restricted stock units will become fully vested on the termination date. Restricted stock units will be paid generally in an equivalent number of shares of Common Stock as they become vested, although payment may be delayed in certain circumstances to comply with applicable tax law. If a change in control of the Company occurs, the Organization and Compensation Committee may determine whether the vesting of any restricted stock units will accelerate. Restricted stock units that vest in connection with a change in control generally will be paid in accordance with the original vesting schedule. Payment may be made earlier in connection with a termination of the named executive officer’s employment and is in all cases subject to the requirements of applicable tax law.

Restricted stock units granted to named executive officers do not include any dividend or dividend equivalent rights.

Performance Shares. Columns (f), (g) and (h) of the above Grants of Plan-Based Awards table report threshold, target and maximum awards of performance shares granted to named executive officers in 2010. Each performance share represents a contractual right to receive one share of Common Stock if the performance-based and time-based vesting requirements described below are satisfied.

The performance shares become earned and vested on March 2, 2013, provided that (i) we achieve Return on Invested Capital (“ROIC”) and Operating Cash Flow (“OCF”) measures, both weighted equally (i.e., each measure applies with respect to half the target number of performance shares subject to the Award) for the performance period 2010 through 2013 and (ii) the named executive officer remains continuously employed by us through March 2, 2013. The percentage of the target number of performance shares subject to the award that will vest will be determined based on our ROIC (expressed as an annual average for the three years in the performance period) and cumulative OCF for the performance period. If the performance measures are not met, the performance shares will terminate automatically on March 2, 2013. In addition, if the named executive officer’s employment terminates prior to March 2, 2013, the performance shares will be canceled without payment, except that if the termination is due to retirement, death or total disability, the named executive officer will receive a prorated payment of the performance shares that would have been paid under the award had his employment continued through March 2, 2013, provided the performance shares vest. Performance shares granted to named executive officers do not include any dividend or dividend equivalent rights.

If the Company’s annual average ROIC for the performance period is less than 10.5%, no portion of the performance shares related to that measure shall vest. If the Company’s cumulative OCF for the three-year performance period is less than $1.701 billion, no portion of the performance shares related to that measure shall vest. In no event will more than 75% of the performance shares vest based on either of the measures individually. The percentage of the performance shares that will vest as to either measure for performance between the “minimum” and “target” levels of performance, or between the “target” and “maximum” levels of performance, will be determined by linear interpolation.

Non-Equity Incentive Awards

Each of the named executive officers was provided a cash incentive bonus opportunity for 2010. The threshold, target and maximum amounts for these awards are reported in columns (c), (d) and (e) of the above Grants of Plan-Based Awards table. The material terms of these incentive awards are described above under “Current Executive Compensation Program Elements—Annual Incentive Compensation” in the Compensation Discussion and Analysis section.

BEC 2010 FORM 10-K	125

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table presents information regarding the outstanding equity awards held by each named executive officer as of December 31, 2010, including the vesting dates for the unvested portions of these awards.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Award Exercise or Base Price ($)	Option Award Grant Date	Option Award Expiration Date	Stock Award Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)
J. Robert Hurley	—	14,860(2)	67.88	1/7/2010	1/7/2017	3/2/2010	—	—	2,920(6)	219,672
	4,312	12,938(3)	43.32	1/8/2009	1/8/2016	1/7/2010	2,920(2)	219,672	—	—
	5,000	5,000(4)	72.49	1/3/2008	1/3/2015	3/4/2009	—	—	4,310(7)	324,241
	9,000	3,000(5)	60.82	1/4/2007	1/4/2014	1/8/2009	3,233(3)	243,219	—	—
	14,000	—	56.92	1/5/2006	1/5/2013	1/3/2008	1,250(4)	94,038	—	—
	25,000	—	68.60	5/23/2005	5/23/2012	1/4/2007	750(5)	56,423	—	—
Totals	57,312	35,798					8,153	613,350	7,230	543,913
Charles P. Slacik	—	20,240(2)	67.88	1/7/2010	1/7/2017	3/2/2010	—	—	3,980(6)	299,415
	4,675	14,025(3)	43.32	1/8/2009	1/8/2016	1/7/2010	3,980(2)	299,415	—	—
	5,400	5,400(4)	72.49	1/3/2008	1/3/2015	3/4/2009	—	—	4,680(7)	352,076
	60,000	—	61.31	11/6/2006	11/6/2013	1/8/2009	3,510(3)	264,057	—	—
	—	—	—	—	—	1/3/2008	1,350(4)	101,561	—	—
Totals	70,075	39,665					8,840	665,033	8,660	651,492
Scott C. Atkin	—	17,990(2)	67.88	1/7/2010	1/7/2017	3/2/2010	—	—	3,540(6)	266,314
	5,195	15,585(3)	43.32	1/8/2009	1/8/2016	1/7/2010	3,540(2)	266,314	—	—
	5,400	5,400(4)	72.49	1/3/2008	1/3/2015	3/4/2009	—	—	5,200(7)	391,196
	9,000	3,000(5)	60.82	1/4/2007	1/4/2014	1/8/2009	3,900(3)	293,397	—	—
	12,000	—	56.92	1/5/2006	1/5/2013	1/3/2008	1,350(4)	101,561	—	—
	14,000	—	65.70	1/6/2005	1/6/2012	1/4/2007	750(5)	56,423	—	—
	11,500	—	54.67	4/1/2004	4/1/2011	—	—	—	—	—
	15,000	—	28.68	1/9/2003	1/9/2013	—	—	—	—	—
	12,000	—	43.08	1/3/2002	1/3/2012	—	—	—	—	—
	5,000	—	45.42	10/16/2001	10/16/2011	—	—	—	—	—
Totals	89,095	41,975					9,540	717,694	8,740	657,510
Robert W. Kleinert	—	16,870(2)	67.88	1/7/2010	1/7/2017	3/2/2010	—	—	3,310(6)	249,011
	4,675	14,025(3)	43.32	1/8/2009	1/8/2016	1/7/2010	3,310(2)	249,011	—	—
	5,400	5,400(4)	72.49	1/3/2008	1/3/2015	3/4/2009	—	—	4,680(7)	352,076
	8,400	2,800(5)	60.82	1/4/2007	1/4/2014	1/8/2009	3,510(3)	264,057	—	—
	10,000	—	56.92	1/5/2006	1/5/2013	1/3/2008	1,350(4)	101,561	—	—
	24,000	—	65.70	1/6/2005	1/6/2012	1/4/2007	700(5)	52,661	—	—
	15,000	—	31.38	1/21/2003	1/21/2013	—	—	—	—	—
Totals	67,475	39,095					8,870	667,290	7,990	601,088
Arnold A. Pinkston	—	12,370(2)	67.88	1/7/2010	1/7/2017	3/2/2010	—	—	2,430 (6)	182,809
	3,637	10,913(3)	43.32	1/8/2009	1/8/2016	1/7/2010	2,430(2)	182,809	—	—
	4,200	4,200(4)	72.49	1/3/2008	1/3/2015	3/4/2009	—	—	3,640(7)	273,837
	7,200	2,400(5)	60.82	1/4/2007	1/4/2014	1/8/2009	2,730(3)	205,378	—	—
	90,000	—	55.86	11/15/2005	11/15/2012	1/3/2008	1,050(4)	78,992	—	—
	—	—	—	—	—	1/4/2007	600(5)	45,138	—	—
Totals	105,037	29,883					6,810	512,316	6,070	456,646

126	BEC 2010 FORM 10-K

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Award Exercise or Base Price ($) (d)	Option Award Grant Date (e)	Option Award Expiration Date (f)	Stock Award Grant Date (g)	Number of Shares or Units of Stock That Have Not Vested (#) (h)	Market Value of Shares or Units of Stock That Have Not Vested ($) (i)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (k)
Scott T. Garrett	—	83,220(2)	67.88	1/7/2010	1/7/2017	1/7/2010	16,350(2)	1,230,011	—	—
	31,370	94,110(3)	43.32	1/8/2009	1/8/2016	1/8/2009	23,528(3)	1,770,011	—	—
	36,000	36,000(4)	72.49	1/3/2008	1/3/2015	1/3/2008	9,000(4)	677,070	—	—
	62,550	20,850(5)	60.82	1/4/2007	1/4/2014	1/4/2007	5,213(5)	392,174	—	—
	95,000	—	56.92	1/5/2006	1/5/2013	3/2/2010	—	—	16,350(6)	1,230,011
	35,000	—	67.80	2/21/2005	2/21/2012	3/4/2009	—	—	31,370(7)	2,359,965
	90,000	—	65.70	1/6/2005	1/6/2012	—	—	—	—	—
	17,250	—	54.67	4/1/2004	4/1/2011	—	—	—	—	—
	7,500	—	28.68	1/9/2003	1/9/2013	—	—	—	—	—
	30,000	—	49.08	6/17/2002	6/17/2012	—	—	—	—	—
Totals	404,670	234,180					54,091	4,069,266	47,720	3,589,976

(1)	The market or payout value of stock awards reported in columns (i) and (k) is computed by multiplying the number of shares of stock or units reported in columns (h) or (j), respectively, by $75.23, the closing market price of our common stock on December 31, 2010 the last trading day in 2010.

(2)	The unvested portions of these awards are scheduled to vest in four substantially equal installments on January 7, 2011, January 7, 2012, January 7, 2013 and January 7, 2014.

(3)	The unvested portions of these awards are scheduled to vest in three substantially equal installments on January 8, 2011, January 8, 2012 and January 8, 2013.

(4)	The unvested portions of these awards are scheduled to vest in two substantially equal installments on January 3, 2011 and January 3, 2012.

(5)	The unvested portions of these awards are scheduled to vest on January 4, 2011.

(6)	These awards are grants of performance shares. The number of performance shares shown for each named executive officer is the number of performance shares that are scheduled to vest on March 2, 2013, provided that the applicable performance target is satisfied.

(7)	These awards are grants of performance shares. The number of performance shares shown for each named executive officer is the number of performance shares that are scheduled to vest on March 4, 2012 or sooner, provided that the applicable performance target is satisfied.

2010 Option Exercises and Stock Vested

The following table presents information regarding the exercise of stock options by the named executive officers during 2010 and the vesting during 2010 of stock awards previously granted to the named executive officers.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($)(1) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting($)(1) (e)
J. Robert Hurley	—	—	7,952	524,299
Charles P. Slacik	—	—	4,545	298,813
Scott C. Atkin	12,500	174,906	9,259	612,063
Robert W. Kleinert	16,500	150,399	8,739	577,169
Arnold A. Pinkston	—	—	6,535	430,854
Scott T. Garrett	69,000	892,785	63,072	4,168,934

(1)	The dollar amounts shown in column (c) above for option awards are determined by multiplying (i) the number of shares acquired in exercise by (ii) the difference between the closing price of our Common Stock at exercise and the option exercise price. The dollar amounts shown in column (e) above for stock awards are determined by multiplying the number of shares or units, as applicable, acquired in vesting by the closing price of our Common Stock on the vesting date.

BEC 2010 FORM 10-K	127

2010 Pension Benefits

The following table presents information regarding the present value of accumulated benefits that may become payable to the named executive officers under our qualified and nonqualified defined benefit pension plans.

Name (a)	Plan Name (b)	Number of Years Credited Service (#)(1)(2) (c)	Present Value of Accumulated Benefit ($)(1)(2) (d)	Payments During Last Fiscal Year ($) (e)
J. Robert Hurley	Pension Plan	1.611	65,889	—
	Supplemental Pension Plan	1.611	62,043	—
	Totals	—	127,932	—
Charles P. Slacik	Pension Plan	—	—	—
	Supplemental Pension Plan	—	—	—
	Totals	—	—	—
Scott C. Atkin	Pension Plan	9.079	188,909	—
	Supplemental Pension Plan	9.079	228,206	—
	Totals	—	417,115	—
Robert W. Kleinert	Pension Plan	3.948	135,915	—
	Supplemental Pension Plan	3.948	126,727	—
	Totals	—	262,642	—
Arnold A. Pinkston	Pension Plan	1.129	29,201	—
	Supplemental Pension Plan	1.129	23,160	—
	Totals	—	52,361	—
Scott T. Garrett	Pension Plan	4.542	171,512	—
	Supplemental Pension Plan	4.542	535,429	—
	Totals	—	706,941	—

(1)	The years of credited service and present value of accumulated benefits are presented as of December 31, 2010 assuming that each named executive officer retires at normal retirement age and that benefits are paid out in accordance with the terms of each plan described below. For a description of the material assumptions used to calculate the present value of accumulated benefits shown above, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Critical Accounting Policies and Estimates—Pension and Post Retirement Benefit Plans” and Note 17 (Retirement Benefits) to our Consolidated Financial Statements in Item 8 of this Form 10-K for the fiscal year ended December 31, 2010.

(2)	The Pension Plan was amended December 29, 2006 to cease benefit accruals under the plan effective December 31, 2006 for certain participants and to not permit new participants in the plan on or after January 1, 2007. Pursuant to the amendment, benefit accruals ceased effective December 31, 2006 for any participant born on or after January 1, 1967 or who had not completed at least five full years of credited service under the plan as of December 31, 2006. Benefits under the Supplemental Pension Plan are determined with respect to benefits under the Pension Plan. Pursuant to the plan amendment, Mr. Atkin continues to accrue benefits under the Pension Plan and Supplemental Pension Plan after December 31, 2006. Mr. Slacik is not eligible to participate in the Pension Plan and Supplemental Pension Plan because he did not meet the eligibility requirements under the plan as of December 31, 2006. Messrs. Hurley, Kleinert, Pinkston and Garrett ceased accruing any further benefits under the Pension Plan and the Supplemental Pension Plan after December 31, 2006; however, the present value of their accumulated benefit under the plans, as reported in column (d) above, is expected to increase in future years because of actuarial factors.

128	BEC 2010 FORM 10-K

Pension and Other Retirement Plans

The Company maintains two defined benefit pension plans covering the named executive officers (other than Mr. Slacik). The Pension Plan is our qualified defined benefit employee retirement plan, and the named executive officers generally participate in this plan on the same general terms as our other eligible employees. However, due to maximum limitations imposed by ERISA and the Internal Revenue Code on the annual amount of a pension that may be paid under a qualified defined benefit plan and on the compensation that may be considered in determining accruals under a qualified defined benefit plan, the pension benefits that would otherwise be payable to the named executive officers under the Pension Plan’s benefit formula must be limited. The Supplemental Pension Plan is an unfunded benefit equalization plan of the type permitted by ERISA designed to permit named executive officers and other key employees to receive the full amount of benefits that would be paid under the Pension Plan but for such limitations (as well as certain additional benefits). The material terms of the Pension Plan and Supplemental Pension Plan are described below.

Pension Plan. The Company’s Pension Plan is a noncontributory defined benefit pension plan subject to the provisions of ERISA. Employees of the Company (other than certain employees of entities previously acquired by the Company) are generally eligible to participate in the plan after completing one year of service. However, as indicated above, no new participants will be admitted to the Pension Plan after December 31, 2006.

Participants become vested in their Pension Plan benefit after completing five years of vesting service. Upon a vested participant’s retirement at the plan’s normal retirement date (which is generally defined as the first day of the month coincident with or next following his or her 65th birthday), the participant is entitled to a benefit under the Pension Plan equal to the sum of the product of 1.2%, the participant’s years of credited service and the participant’s final average earnings; and the product of 0.8%, the participant’s years of credited service and the amount by which the participant’s final average earnings exceeds the Social Security wage base (as set forth in the Internal Revenue Code) for the year in which the separation occurs. For purposes of the Pension Plan, “final average earnings” means 12 times the monthly average of the participant’s basic earnings for the 60 consecutive months that yields the highest average. For purposes of the Pension Plan, “basic earnings” generally includes, subject to the maximum limits set forth in the Internal Revenue Code, a participant’s regular base salary or wages, incentive or commission bonuses, overtime pay, sick pay, vacation pay, shift differentials and amounts contributed to certain tax-qualified benefits of the Company, but generally excludes exercise or vesting of equity awards, tax and other Company reimbursements and other non-recurring bonuses.

Participants are permitted to remain employed with the Company following their normal retirement date and continue to accrue benefits under the Pension Plan (except that, as indicated above, benefit accruals have been frozen as of December 31, 2006 for certain participants including each of the named executive officers eligible to participate in the plan). Vested participants may elect to retire at any time before their normal retirement date and receive a benefit reduced by a factor based on the participant’s age at the time benefit payments commence.

The normal form of early and normal retirement benefit is a life annuity for a single individual and a joint and survivor annuity with a 50% survivor benefit for a married individual; however, participants may elect among the other optional forms of distributions in the plan. Forms of benefit other than life annuity are adjusted to result in actuarially equivalent values.

Supplemental Pension Plan. As a tax-qualified defined benefit pension plan, the Company’s Pension Plan contains certain Internal Revenue Code limits on the amount of a pension that may be paid or accrued annually by participants. Named executive officers and other key employees of the Company who are prevented from accruing or receiving the full amount of their pension benefit under the Pension Plan are permitted to receive the additional pension benefit under the Company’s Supplemental Pension Plan.

Under the Supplemental Pension Plan, the Company will supplement the named executive officer’s monthly pension benefit under the Pension Plan by the difference, if any, between the monthly benefit that would have been payable under the Pension Plan absent the Internal Revenue Code limits less the actual monthly benefit under the Pension Plan.

Benefits under the Supplemental Pension Plan will generally be paid to participants in a lump sum six months after the participant’s separation from service with the Company. However, to the extent that a participant’s benefit under the Supplemental Pension Plan exceeds $500,000, only the first $500,000 will be paid six months after the participant’s separation from service, and any remaining benefit will paid as soon as administratively feasible after the January 1 that follows the calendar year in which the initial $500,000 payment was made.

2010 Nonqualified Deferred Compensation

The following table presents information regarding nonqualified deferred compensation of the named executive officers in 2010.

BEC 2010 FORM 10-K	129

Name	Plan Name	Executive Contributions in Last FY ($)	Company Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)(2)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE($)(3)(4)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
J. Robert Hurley	Executive Deferred Compensation Plan	1,373	—	13,258	—	907,574
	Executive Restoration Plan	42,716	36,997	7,905	—	372,685
	Totals	44,089	36,997	21,163	—	1,280,259
Charles P. Slacik	Executive Deferred Compensation Plan	—	—	4,358	—	452,987
	Executive Restoration Plan	—	31,594	851	—	88,475
	Totals	—	31,594	5,210	—	541,462
Scott C. Atkin	Executive Deferred Compensation Plan	121,680	36,504	46,543	—	2,140,889
	Executive Restoration Plan	51,663	11,011	2,292	—	122,751
	Totals	173,343	47,515	48,835	—	2,263,640
Robert W. Kleinert	Executive Deferred Compensation Plan	—	—	—	—	—
	Executive Restoration Plan	—	24,305	877	—	91,178
	Totals	—	24,305	877	—	91,178
Arnold A. Pinkston	Executive Deferred Compensation Plan	129,360	38,808	8,693	—	948,982
	Executive Restoration Plan	20,321	28,442	3,823	—	223,660
	Totals	149,681	67,250	12,515	—	1,172,643
Scott T. Garrett	Executive Deferred Compensation Plan	257,600	58,851	29,527	—	3,162,040
	Executive Restoration Plan	56,754	108,255	16,138	—	931,663
	Totals	314,354	167,106	45,665	—	4,093,703

(1)	The amounts reported have been included as part of the compensation for each named executive officer in the appropriate columns of the Summary Compensation table above.

(2)	Interest on deferred compensation account balances during 2010 was not considered under Securities and Exchange Commission rules to be at above-market rates, and therefore no portion of the aggregate earnings listed in column (e) above is included in the values in column (h) of the Summary Compensation table.

(3)	Company contributions to the Executive Deferred Compensation Plan credited in the form of stock units (as described below under the heading “Nonqualified Deferred Compensation Plans”) are subject to vesting requirements. Of the aggregate balance for each named executive officer under the Executive Deferred Compensation Plan at 2010 year-end, the following amounts represent Company contributions credited to the plan in the form of stock units that had not vested as of December 31, 2010: Mr. Hurley ($0), Mr. Slacik ($27,494), Mr. Atkin ($36,504), Mr. Kleinert ($0), Mr. Pinkston ($81,186), and Mr. Garrett ($127,851). The following amounts represent Company contributions credited to the plan in the form of stock units that vested during 2010: Mr. Hurley ($18,700), Mr. Slacik ($25,341), Mr. Atkin ($0), Mr. Kleinert ($0), Mr. Pinkston ($46,570), and Mr. Garrett ($0).

(4)	The total aggregate balance on December 31, 2010 of the Executive Deferred Compensation Plan and the Executive Restoration Plan include the following amounts that represent compensation reported in the Summary Compensation Table for fiscal years 2009 and 2008, respectively: Mr. Hurley ($29,120 and $55,431), Mr. Slacik ($54,887 and $55,909), Mr. Atkin ($17,891 and $31,430), Mr. Kleinert ($26,200 and $24,749), Mr. Pinkston ($72,467 and $78,911) and Mr. Garrett ($202,942 and $121,122).

Nonqualified Deferred Compensation Plans

The Company permits the named executive officers and other key employees to elect to receive a portion of their compensation reported in the Summary Compensation Table on a deferred basis. Deferrals of compensation during 2010 and in recent years have been made under the Company’s Executive Deferred Compensation Plan and Executive Restoration Plan. The material terms of the Executive Deferred Compensation Plan and Executive Restoration Plan are discussed below.

Executive Deferred Compensation Plan. Under the plan, each participant, including the named executive officers, may elect to defer between 10% and 70% of his base salary and between 5% and 80% of any bonuses he may earn. Each participating named executive officer may elect to have deferred compensation credited to one or both of the following accounts:

•

Cash account wherein deferrals are credited with interest at a rate equal to the prime rate established by Bank of America in effect as of July 31 of the preceding year, which rate, for the 2010 plan year, was 3.25%

•

Stock unit account wherein deferrals are credited in the form of stock units (a bookkeeping entry deemed to be equivalent to one share of Common Stock) by dividing the amount of the deferrals by the fair market value of a share of Common Stock on the crediting date

130	BEC 2010 FORM 10-K

For each deferral of a bonus to a stock unit account, the named executive officer’s stock unit account will be increased by a percentage of the amount of the deferral based on the percentage of the named executive officer’s bonus deferred into the stock unit account. The additional contribution ranges from 15% of the amount deferred (for deferring between 35% and 49% of the bonus into the stock unit account) to 30% of the amount deferred (for deferring between 70% and 80% of the bonus into the stock unit account). The additional contribution will be credited in the form of additional stock units, referred to as “premium units.” In addition, for each deferral of a bonus under the plan (whether credited to a cash account or a stock unit account), the named executive officer’s stock unit account will be credited with a number of stock units (referred to as “matching units”) equal in value to the amount of the matching contribution the Company would have made under the 401(k) Plan if the bonus had been deferred under that plan.

Named executive officers are entitled to the following dividend equivalent rights with respect to stock units credited to their stock unit account. If the Company pays a cash dividend on its Common Stock, then the named executive officer’s stock unit account will be credited with an additional number of stock units equal to (i) the per-share cash dividend paid by the Company on its Common Stock, multiplied by (ii) the total number of stock units credited to the non-employee director’s account as of the dividend record date, divided by (iii) the fair market value of a share of Common Stock on the dividend payment date.

Named executive officers are always 100% vested in their plan accounts other than in their premium units, which become vested two years after November 30 of the plan year in which such premium units are credited to the plan, and their matching units, which vest at the same time and to the same extent as matching contributions under the 401(k) Plan. Notwithstanding the foregoing, unvested premium units and matching units will become fully vested upon a change in control of the Company or a termination of employment on account of the named executive officers’ death, total disability, retirement or layoff.

Amounts may be deferred under the plan until a specified date, retirement, death or termination of employment. If the named executive officer elects to receive a distribution upon a specified date, the distribution will occur upon the named executive officer’s termination of employment if the termination occurs prior to the specified date. At the participant’s election, deferrals will generally be paid (i) in a single sum upon termination or the specified date; (ii) 50% upon termination or the specified date and the remaining 50% upon the January 1 following the year in which the termination or specified date occurs; or (iii) in substantially equal annual installments of between five and 15 years following termination. Notwithstanding the foregoing, distributions will be made in a single sum if the named executive officers, terminates employment on account of his death. Emergency hardship withdrawals may also be permitted under the plan in certain circumstances. Certain deferred amounts under the plan that are “grandfathered” for purposes of Section 409A of the Internal Revenue Code may be withdrawn at any time upon the election of a named executive officers, subject to a 10% early withdrawal penalty.

Amounts credited to the cash account will be paid in cash; stock units credited to the stock unit account will be paid in an equivalent number of shares of Common Stock.

Executive Restoration Plan. As tax-qualified plans, the 401(k) Plan and the Retirement Account Plan contain certain Internal Revenue Code limits on the amount of elective contributions or matching contributions a participant can make or receive under these plans. Named executive officers and other key employees of the Company who are prevented by these limits from making additional contributions or receiving additional Company contributions under these plans are permitted to defer the additional compensation and receive the additional contributions under the Executive Restoration Plan.

Each participant, including the named executive officers, may elect to defer under the plan up to 15% of his salary once the executive is prevented from making or receiving any additional contributions under the 401(k) Plan. Deferred compensation is credited to a cash account wherein deferrals are credited with interest at a rate equal to the prime rate established by Bank of America in effect as of the July 31 of the preceding plan year, which rate for the 2010 plan year was 3.25%.

In addition to elective deferrals, the Company makes contributions to the plan on behalf of participants whose Company contributions to the 401(k) Plan and the Retirement Account Plan are subject to the Internal Revenue Code limits. The contribution equals the additional amount the Company would have contributed on behalf of the participant under those plans absent the Internal Revenue Code limits, and is credited to the plan in the form of stock units (a bookkeeping entry deemed to be equivalent to one share of Common Stock) by dividing the amount of the additional contribution by the fair market value of a share of Common Stock on the crediting date. If the Company pays a cash dividend on its Common Stock, then the named executive officer’s stock unit account will be credited with an additional number of stock units equal to (i) the per-share cash dividend paid by the Company, multiplied by (ii) the total number of stock units credited to the named executive officer’s account as of the dividend record date, divided by (iii) the fair market value of a share of Common Stock on the dividend payment date.

BEC 2010 FORM 10-K	131

Participants are always 100% vested in their plan accounts, except that stock units credited as matching contributions under the plan vest at the same time and to the same extent as matching contributions under the 401(k) Plan and stock units credited as excess contributions under the Retirement Account Plan vest at the same time and to the same extent as contributions under the Retirement Account Plan. Plan accounts are generally distributed in a single sum upon the named executive officer’s termination of employment. However, emergency hardship withdrawals may also be permitted under the plan in certain circumstances. Certain deferred amounts under the plan that are “grandfathered” for purposes of Section 409A of the Internal Revenue Code may be withdrawn at any time upon the election of a named executive officer, subject to a 10% early withdrawal penalty. Elective deferrals credited to a cash account will be paid in cash; stock units credited under the plan will be paid in an equivalent number of shares of Common Stock.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following section describes the benefits that may become payable to named executive officers in connection with certain terminations of their employment with the Company or a change in control of the Company. In addition to the change in control and termination benefits described below, outstanding equity-based awards held by our named executive officers may also be subject to full or partial accelerated vesting in connection with certain terminations of employment and changes in control of the Company under the terms of our equity incentive plans as noted under “2010 Grants of Plan-Based Awards” above. Moreover, named executive officers are generally entitled to payment of any deferred stock units upon termination of employment.

As prescribed by the Securities and Exchange Commission’s disclosure rules, in calculating the amount of any potential payments to named executive officers under the arrangements described below, we have assumed that the applicable triggering event (i.e., termination of employment or change in control) occurred on December 31, 2010 and that the price per share of the Company’s Common Stock is equal to $75.23, the closing price per share on December 31, 2010. As described below, if the benefits payable to a named executive officer in connection with a change in control of the Company would be subject to the excise tax imposed under Section 280G of the Internal Revenue Code of 1986 (“Section 280G”), the Company will make an additional payment to the executive so that the net amount of such payment (after taxes) he receives is sufficient to pay the excise tax due. For purposes of calculating the Section 280G excise tax, we have assumed that the named executive officer’s outstanding equity awards would be accelerated and terminated in exchange for a cash payment upon the change in control. The value of this acceleration (and thus the amount of the additional payment) would be slightly higher if the accelerated awards were assumed by the acquiring company rather than terminated upon the transaction. For purposes other than calculating the Section 280G excise tax, we have calculated the value of any option or stock award that may be accelerated in connection with a change in control of the Company to be the full value of such award (i.e., the full “spread” value for option awards and the full price per share of Common Stock for stock awards).

Separation Pay Plan

The Company provides severance benefits outside of a change in control context to certain employees, including all of the named executive officers, under its Separation Pay Plan. Under the plan, an employee is generally entitled to severance benefits if his or her employment with the Company is terminated at the request of the Company’s Board of Directors, or at the request of the Company’s Chief Executive Officer with the support of the Board of Directors. However, no executive is entitled to a benefit under the Separation Pay Plan if the officer is terminated for cause. A severance benefit is payable to an executive only if the executive executes a release of claims in favor of the Company and, if requested by the Company, a covenant not to compete or solicit the Company’s employees or customers.

The severance benefit for an executive (other than for the Chief Executive Officer) consists of two months of continued base salary for each full year of service with the Company, provided that the salary continuation shall in no event be less than six months or more than eighteen months. The severance benefit for the Chief Executive Officer consists of three months of continued base salary for each full year of service with the Company, provided that the salary continuation shall in no event be less than nine months or more than twenty-four months. Payment of severance benefits under a change in control agreement with the Company as described below would be in lieu of any severance benefits under the Separation Pay Plan.

The following table lists the named executive officers and the estimated amount of their severance benefits under the plan had their employment with the Company terminated on December 31, 2010 under circumstances described above and had they executed a general release in favor of the Company, and, if requested, a covenant not to compete with the Company or solicit its employees and customers.

132	BEC 2010 FORM 10-K

Estimated Value of Severance Benefit

Name	Estimated Value of Severance Benefit ($)
J. Robert Hurley	$1,000,000
Charles P. Slacik	349,133
Scott C. Atkin	615,000
Robert W. Kleinert	523,950
Arnold A. Pinkston	350,000
Scott T. Garrett (1)	—
(1)	Mr. Garrett’s severance benefit of $1.92 million was accrued in 2010.

Change in Control Agreements with Named Executive Officers

The Company is a party to a change in control agreement with each named executive officer. The agreements are substantially identical (except as noted below with respect to our Chief Executive Officer) and provide for certain benefits to be paid to the named executive officer in connection with a termination of employment with the Company under the circumstances described below. As a condition to the benefits described below, the named executive officer must execute a release of claims in favor of the Company. The change in control agreements also contain a perpetual confidentiality provision and a covenant not to solicit the Company’s employees for one year following the termination date.

The change in control agreements provide for certain severance benefits in the event that, on or within two years following a change in control of the Company, the named executive officer’s employment is terminated by the Company (or a successor) without “cause” (as defined in the agreement) or by the executive for “good reason” (as defined in the agreement). A termination of employment under the circumstances described above is referred to as a “qualifying termination” in the agreements. In addition, if the named executive officer’s employment terminates under the circumstances described above within six months prior to a change in control, the executive may submit to arbitration proceeding the determination of whether the termination was a constructive qualifying termination entitling the named executive officer to severance under the agreement. In the event of a qualifying termination, a named executive officer will be entitled to the following severance pay and benefits:

•

A lump sum cash payment equal to two times (two times for our interim Chief Executive Officer and three times for a Chief Executive Officer) the sum of (i) the executive’s highest annual base salary rate in effect at any time while the executive was employed with the Company, plus (ii) a management bonus increment equal to an “applicable percentage” of the executive’s highest annual base salary rate. The “applicable percentage” is generally the executive’s target bonus percentage under the Company’s management bonus plan for the year in which the termination occurs. The agreements provide for certain equitable adjustments to be made to the applicable percentage if the Company’s management bonus plan is redesigned or eliminated after the date of the agreement.

•	A pro-rata (calculated to the nearest month) management bonus for the year of the qualifying termination, calculated as if the target performance had been achieved for the year.

•	Accelerated vesting of then-outstanding equity awards, with any outstanding stock options to remain exercisable for the maximum term of the option.

•

For a period of two years (two years for our interim Chief Executive Officer and three years for a Chief Executive Officer), the executive may participate in the group health, life insurance, long-term disability, outplacement services, directors and officers insurance and indemnification programs of the Company in the same manner and at the same level as in effect prior to the qualifying termination.

•

If the executive’s benefits are subject to the excise tax imposed under Section 280G, a gross-up payment so that the net amount of such payment (after taxes) he receives is sufficient to pay the excise tax due, provided that if a reduction of up to 10% in the amount of the benefits would result in the Section 280G excise taxes not be triggered, the benefits will be reduced to the extent necessary to avoid triggering the excise taxes, and no gross-up payment will be made.

The following table lists the named executive officers and the estimated amounts they would have become entitled to under their change in control agreement had their employment with the Company terminated on December 31, 2010 under the circumstances described above.

BEC 2010 FORM 10-K	133

Potential Payments upon Termination or Change in Control

Name	Estimated Total Value of Cash Payment ($)	Estimated Total Value of Equity Acceleration ($)	Estimated Value of Additional Pension and Retirement Account Plan Benefit ($)	Estimated Total Value of Benefit Plan Continuation ($)	Estimated Total Value of Excise Tax “Gross-Up” ($)
J. Robert Hurley	3,999,380	1,736,266	—	46,354	2,452,708
Charles P. Slacik	2,304,280	1,971,578	—	57,350	1,457,991
Scott C. Atkin	1,804,000	2,103,056	—	56,614	1,268,876
Robert W. Kleinert	1,976,040	1,895,054	—	55,286	1,131,319
Arnold A. Pinkston	1,659,000	1,564,783	—	56,749	1,011,506
Scott T. Garrett (1)	—	—	—	—	—

(1) Pursuant to the terms of Mr. Garrett’s resignation as the Chairman of the Board, President and Chief Executive Officer on September 6, 2010 and resignation from the Company on January 15, 2011, Mr. Garrett is not entitled to any change in control payments.

Pension Plans

Upon a named executive officer’s retirement or other termination of employment, the named executive officer will generally receive a payout of his vested retirement benefits under the Company’s defined benefit pension plans. See the “Pension Benefits” table above and the related “Pension and Other Retirement Plans” discussion for a description of these retirement payments.

Nonqualified Deferred Compensation Plans

Upon a named executive officer’s retirement or other termination of employment, the named executive officer generally will receive a payout of his vested account balances under the Company’s nonqualified deferred compensation plans. In addition, in the event of a change in control of the Company or certain terminations of employment, a named executive officer will become fully vested in his premium units and matching units under the Executive Deferred Compensation Plan. See the “2010 Nonqualified Deferred Compensation” table above and the related “Nonqualified Deferred Compensation Plans” discussion for a description of these nonqualified deferred compensation payments.

2010 DIRECTOR COMPENSATION

The following table presents information regarding the compensation paid to our non-employee directors during 2010.

Name (a)	Fees Earned or Paid in Cash ($)(1) (b)	Stock Awards ($)(2)(3)(4) (c)	Option Awards ($)(2)(3)(4) (d)	Nonqualified Deferred Compensation Earnings ($) (e)	All Other Compensation ($)(5) (f)	Total ($) (g)
Glenn S. Schafer	$184,860	$66,847	$101,087	—	$67,220	$420,014
Peter B. Dervan	88,500	43,520	65,964	—	33,800	231,784
Kevin M. Farr	85,625	43,520	65,964	—	25,687	220,796
Robert G. Funari	86,750	43,520	65,964	—	26,025	222,259
Charles A. Haggerty	90,000	43,520	65,964	—	37,000	236,484
Van B. Honeycutt	77,500	43,520	65,964	—	23,250	210,234
William N. Kelley	90,729	43,520	65,964	—	27,600	227,813
Susan R. Salka	67,250	43,520	65,964	—	25,559	202,293
Richard P. Wallace	74,250	43,520	65,964	—	22,575	206,309
Lewis T. Williams	78,500	43,520	65,964	—	24,150	212,134
Betty Woods	82,202	46,072	69,875	—	34,661	232,810

(1)	This column reports retainer and meeting fees earned for 2010 Board and Committee services.

134	BEC 2010 FORM 10-K

(2)	The amounts reported in columns (c) and (d) above reflect the aggregate grant date fair value of these awards computed in accordance with FASB ASC Topic 718 “Stock Compensation,” which excludes the effect of estimated forfeitures. The assumptions and methodologies used to calculate these amounts are discussed in Note 16 (Employee Benefits) to our consolidated financial statements in Item 8 of this Form 10-K for the fiscal year ended December 31, 2010. Under generally accepted accounting principles, compensation expense with respect to stock awards and option awards granted to our non-employee directors is generally recognized over the vesting periods applicable to the awards.

(3)	Each of our non-employee directors, except for Ms. Woods, was granted in January 2010 an annual equity award of 3,710 stock options with an aggregate grant date fair value of $65,964 and 648 restricted stock units with an aggregate grant date fair value of $43,520. Ms. Woods received 3,930 stock options with an aggregate grant date fair value of $69,875 and 686 restricted stock units with an aggregate grant date fair value of $46,072 in January 2010 for her role as Lead Independent Director. In March 2010, Mr. Schafer was awarded an additional equity award of 1,990 stock options with an aggregate grant date fair value of $35,124 and 350 restricted stock units with an aggregate grant date fair value of $23,328 for his appointment to the role of Chairman of the Board. See footnote 2 above for the assumptions used to value these awards.

(4)	The following table presents the number of shares subject to outstanding and unexercised option awards and the number of unvested stock awards (which term includes restricted stock units for purposes of this Form 10-K) held by each of our non-employee directors as of December 31, 2010.

Director	Number of Shares Subject to Outstanding Option Awards (Vested and Unvested) as of December 31, 2010 (#)	Number of Unvested Shares or Units as of December 31, 2010 (#)
Glenn S. Schafer	31,580	998
Peter B. Dervan	40,090	648
Kevin M. Farr	26,269	648
Robert G. Funari	20,590	648
Charles A. Haggerty	30,090	648
Van B. Honeycutt	35,090	648
William N. Kelley	40,090	648
Susan R. Salka	12,090	648
Richard P. Wallace	4,510	648
Lewis T. Williams	4,470	648
Betty Woods	33,860	686

(5)	This column includes the value of premium stock units (as described below) credited by the Company on behalf of non-employee directors (based on the fair market value of a share of Common Stock on the crediting date) under the Company’s Deferred Directors’ Fees Program and the amount of charitable matching contributions made by the Beckman Coulter Foundation on behalf of non-employee directors under its matching program, as indicated in the table below. Stock units credited to the Deferred Directors’ Fees Program are credited with dividend equivalents as the Company pays ordinary dividends on the Common Stock. The value of these dividend equivalents has not been included in the table above pursuant to Securities and Exchange Commission rules. The material terms of the Company’s Deferred Directors’ Fees Program and the Beckman Coulter Foundation’s charitable matching program are summarized below under “Deferred Directors Fee Program” and “Matching Program.”

Director	Deferred Directors’ Fees Program Contributions ($)	Matching Contributions Under Charitable Matching Program ($)	Total ($)
Glenn S. Schafer	57,220	10,000	67,220
Peter B. Dervan	26,550	7,250	33,800
Kevin M. Farr	25,687	—	25,687
Robert G. Funari	26,025	—	26,025
Charles A. Haggerty	27,000	10,000	37,000
Van B. Honeycutt	23,250	—	23,250
William N. Kelley	27,600	—	27,600
Susan R. Salka	15,559	10,000	25,559
Richard P. Wallace	22,575	—	22,575
Lewis T. Williams	24,150	—	24,150
Betty Woods	24,661	10,000	34,661

BEC 2010 FORM 10-K	135

Description of Director Compensation Program

Compensation during 2010 for non-employee directors consisted of an annual retainer, fees for attending meetings and an annual equity award. Non-employee directors also are offered the opportunity to participate in our Deferred Directors’ Fee Program and to have the Beckman Coulter Foundation match certain of their charitable contributions under the matching program. The material terms of both programs are described below.

Annual Retainer and Meeting Fees

The following table sets forth the 2010 schedule of annual retainers and meeting fees for non-employee directors:

Annual Retainer	Dollar Amount
Annual retainer to Lead Independent Director, paid in quarterly installments (1) (2)	$66,000
Annual retainer other than to Lead Independent Director, paid in quarterly installments (2)	$40,000
Additional annual retainer to Chairman of the Audit and Finance Committee, paid in quarterly installments (2)	$15,000
Additional annual retainer to Chairman of the Organization and Compensation Committee Chairman of the Nominating and Corporate Governance Committee, Chairman of the Quality and Regulatory Committee, and Chairman of each special committee of the Board, paid in quarterly installments (2)	$7,500

Meeting Fees	In Person/Telephonic
Fee for each Board meeting attended by each director other than the Chairman of the Board	$2,000/$1,000
Fee for each regular Committee meeting attended by each director other than the Chairman of the Board	$1,500/$750
Fee for each special Committee meeting attended by each director other than the Chairman of the Board	$1,000/$500
Fee for each non-Board related meeting (such as symposium or site visit) attended by each director other than the Chairman of the Board	2,000
Fee for one-way travel over three hours to attend a non-board related meeting by a director other than the Chairman of the Board	$1,000

(1)	On September 6, 2010, Glenn S. Schafer, who was then serving as the Lead Independent Director, was appointed by the Board to serve as the Non-Executive Chairman of the Board. Following the appointment of an independent director to serve as a Non-Executive Chairman of the Board, the position of a Lead Independent Director was not required under the Company’s Corporate Governance Guidelines. In connection with such appointment to the position of Non-Executive Chairman, the Board of Directors approved on September 11, 2010 an annual retainer of $340,000 for the Non-Executive Chairman of the Board, as such annual retainer was prorated starting from September 6, 2010. Effective January 1, 2011, the annual retainer for the Non-Executive Chairman of the Board will be $175,000 combined with an annual equity award with a value of $175,000 for a total value of $350,000. Prior to the appointment of the non-executive Chairman of the Board on September 6, 2010, the annual retainer paid to the Lead Independent Director was $66,000 combined with an annual equity award with a value of $176,000 for a total value of $242,000. No meeting fees are paid to the Non-Executive Chairman of the Board.

(2)	Changed to monthly installments effective October 2010.

Non-employee directors are reimbursed for any out-of-pocket expenses they incur in attending Board meetings.

Annual Equity Awards

Non-employee directors are eligible to receive equity award grants under our 2007 Long-Term Performance Plan (the “2007 Plan”). Under our current director grant program, on the first Thursday in January of each year, each non-employee director who has not been employed by the Company in the prior 12 months is awarded equity with a value of $110,000 and the Lead Independent Director is awarded equity with a value of $176,000. The equity grants have a weighting of 60% stock options and 40% restricted stock units with shares rounded to the nearest ten. In January 2010, each non-employee director received an annual award of 3,710 stock options and 648 restricted stock units under the 2007 Plan.

136	BEC 2010 FORM 10-K

In anticipation of Ms. Woods’ partial-year service as Lead Independent Director in 2010, she was granted a prorated award of 3,930 stock options and 686 restricted stock units under the 2007 Plan. In connection with the appointment of Mr. Schafer as Lead Independent Director in February 2010, he was awarded an additional prorated equity award of 1,990 stock options and 350 restricted stock units on March 1, 2010.

Initial and Annual Stock Option Grants. Each initial and annual stock option award under the 2007 Plan is granted with a per-share exercise price equal to the fair market value of a share of our Common Stock on the grant date and has a maximum term of seven years. Subject to the non-employee director’s continued service as a director, each initial and annual stock option award vests as to 100% of the total number of shares subject to the option on the first anniversary of the grant date. Pursuant to the terms of the 2007 Plan, stock options granted to our non-employee directors may vest on an accelerated basis in connection with a change in control of the Company. Once vested, stock options will generally remain exercisable until their normal expiration date. Vested stock options may terminate earlier in connection with a change in control transaction. Unvested stock options will terminate immediately upon termination of a non-employee director’s service as a director.

Initial and annual stock option awards granted to non-employee directors do not include any dividend or dividend equivalent rights.

Initial and Annual Restricted Stock Units. Each restricted stock unit awarded to our non-employee directors represents a contractual right to receive one share of Common Stock if the below described time-based vesting requirements are satisfied.

Subject to a non-employee director’s continued service, the initial and annual restricted stock unit awards vest in one installment on the first anniversary of the grant date. Pursuant to the terms of the 2007 Plan, restricted stock units may vest on an accelerated basis in connection with a change in control of the Company. Upon cessation of a non-employee director’s services, any unvested restricted stock units will terminate. We generally pay restricted stock units in a lump sum upon termination of a director’s service as a Board member, although directors may elect payment in annual installments of up to 15 years following their termination.

Initial and annual restricted stock unit awards granted to non-employee directors do not include any dividend or dividend equivalent rights.

Deferred Directors’ Fee Program

Non-employee directors may defer all or a portion of their annual retainer and meeting fees under our Deferred Directors’ Fee Program. Each participating non-employee director may elect to have deferred compensation credited to one or both of the following accounts:

•	Cash account in which deferrals are credited with interest at a rate equal to the prime rate established by Bank of America in effect as of July 31 of the preceding year.

•

Stock unit account in which deferrals are credited in the form of stock units (a bookkeeping entry deemed equivalent to one share of Common Stock) by dividing the deferral amount by the fair market value of a share of Common Stock on the crediting date.

No non-employee director has elected to defer compensation to a cash account. For each deferral to a stock unit account, the non-employee director’s stock unit account will be increased by a percentage of the amount deferred to the account based on the percentage of total fees the director has elected to defer into the stock unit account. The additional contribution ranges from 15% of the amount deferred to the account (for deferring between 40% and 60% of fees to the stock unit account) to 30% of the amount deferred to the account (for deferring at least 80% of fees to the stock unit account). The additional Company contribution will be credited in the form of additional stock units (referred to as “premium stock units”).

Non-employee directors are entitled to the following dividend equivalent rights with respect to stock units credited to their stock unit account. If the Company pays a cash dividend on its Common Stock, then the non-employee director’s stock unit account will be credited with an additional number of stock units equal to (i) the per-share cash dividend paid by the Company on its Common Stock, multiplied by (ii) the total number of stock units credited to the non-employee director’s account as of the dividend record date, divided by (iii) the fair market value of a share of Common Stock on the dividend payment date.

BEC 2010 FORM 10-K	137

Amounts deferred under the program are payable upon a non-employee director’s termination of services as a director. At the non-employee director’s election, deferrals will be paid (i) in a single sum upon termination; (ii) 50% upon termination and the remaining 50% on or about January 1 following the year in which the termination occurs; or (iii) in substantially equal annual installments of between five and fifteen years following termination. Notwithstanding the foregoing, distributions will be made in a single sum if the termination of the director’s services is on account of his or her death. Amounts credited to the cash account will be paid in cash. Stock units credited to the stock unit account will be paid in an equivalent number of shares of Common Stock, except that premium stock units credited on or after April 1, 2004 (and dividend equivalents with respect thereto) will be paid in cash.

Matching Program

Non-employee directors may participate in the Beckman Coulter Foundation’s matching program available generally to employees of the Company. Under the program, the Beckman Coulter Foundation generally matches, dollar for dollar, gifts by directors to qualifying tax-exempt educational institutions up to $10,000 annually.

Indemnification

Under our Amended and Restated By-Laws and applicable indemnification agreements, we have agreed to indemnify our directors and our executive officers to the fullest extent permitted by law so that they will be free from undue concern about personal liability in connection with their service to the Company.

Charitable Contributions

During the fiscal year ended December 31, 2010, the Company did not make any contributions to any charitable organization in which an independent, non-management director served as an executive officer that exceeded the greater of $1 million or 2% of the charitable organization’s consolidated gross revenues.

ORGANIZATION AND COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The current members of the Organizational Compensation Committee are Charles A. Haggerty (Chair), Robert G. Funari and Glenn Schafer. No current member of the Organization and Compensation Committee is a current or former executive officer or employee of the Company or had any relationships requiring disclosure by the Company under the Securities and Exchange Commission’s rules requiring disclosure of certain relationships and related-party transactions. None of the Company’s executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, the executive officers of which served as a director or member of the Organization and Compensation Committee during 2010.

COMPENSATION RISK ASSESSMENT

We believe that our compensation program effectively links performance-based compensation to the achievement of long-term and short-term goals, and does not encourage unnecessary or excessive risk-taking.

The Organization and Compensation Committee reviewed the design and operation of our compensation program in conjunction with Exequity, the committee’s external compensation consultant, and company management. The review included an assessment of the level of risk associated with our executive compensation program as well as incentive plans at other levels of the organization. As part of this review and assessment, the Organization and Compensation Committee identified the following features, among others, that work to avoid, discourage, or mitigate excessive or unnecessary risk-taking:

•	Our clearly-defined pay philosophy targets compensation at market competitive levels and emphasizes performance-based awards.

•	The elements of our compensation programs (base pay, short-term incentives, long-term incentives) are appropriately balanced.

•	The timing of incentive award payouts and/or vesting is linked to multiple performance periods ranging from one month to four years.

•	Incentive plans utilize a balanced set of financial and non-financial performance metrics which are measured at combinations of company, organization, and/or individual levels.

•	Long-term incentive awards provide a balanced mix of equity vehicles, including stock options, restricted stock units and performance shares, which are all subject to multi-year vesting schedules.

138	BEC 2010 FORM 10-K

•	Awards under our short-term incentive plans are capped at both the plan and individual level, except for sales incentive plans.

•	Award accruals and payments are monitored on an ongoing basis by company management.

Additional features of our executive compensation program include:

•	The Organization and Compensation Committee, which is comprised entirely of independent directors, provides ongoing oversight.

•	The Committee sets performance measures and goals under our Management Incentive Plan to ensure resulting payouts are appropriate for a given level of achievement.

•	Our annual incentive plan design incorporates the exercise of negative discretion on the part of the Committee.

•	Our stock ownership guidelines promote long-term ownership of our stock and further align executives with the long-term interests of our stockholders.

•	Our Policy on Recoupment of Compensation helps to ensure executives act in the best interests of the Company and its stockholders.

•	A prohibition on insider trading.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth the amount of shares of Common Stock beneficially owned as of January 14, 2011, the most recent practicable date, unless otherwise indicated, by those persons or entities (or group of affiliated persons or entities) known by management or based on filings with the Securities and Exchange Commission to beneficially own more than 5% of the outstanding Common Stock, each director and director nominee of the Company, the named executive officers reported in the “Summary Compensation Table” above and all current directors and executive officers of the Company as a group. As of January 14, 2011, we had 70,444,618 shares of Common Stock outstanding.

By Certain Beneficial Owners

We know of no person, except as set forth below, who is the beneficial owner of more than 5% of the Company’s issued and outstanding Common Stock. The following table shows information reported to us as of February 14, 2011, with percentage of ownership calculated using the number of outstanding shares for voting purposes as of January 14, 2011.

Name and Address of Beneficial Owner	Beneficial Ownership of Common Stock (#)	Percent of Common Stock (%)
BlackRock, Inc. 40 East 52nd Street New York, New York 10022	4,850,961 (1)	6.89
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21202	4,680,321 (2)	6.64
Wellington Management Company, LLP 280 Congress Street Boston, Massachusetts 02210	6,472,761 (3)	9.19

(1)	Based on the Schedule 13G/A filed by BlackRock, Inc. (“BlackRock”) with the SEC on February 2, 2011, BlackRock may be deemed to beneficially own 4,850,961 shares based on its sole power to vote or direct the vote, and dispose or direct the disposition, of such shares.

(2)	Based on the Schedule 13G filed by T. Rowe Price Associates, Inc. (“Price Associates”) with the SEC on February 10, 2011, represents shares with respect to which Price Associates serves as investment adviser with power to direct investments and/or sole power to vote the shares, including 618,878 shares over which Price Associates possesses sole voting power and 4,680,321 shares over which Price Associates possesses sole dispositive power.

BEC 2010 FORM 10-K	139

(3)	Based on the Schedule 13G/A filed by Wellington Management Company, LLP (“Wellington”) with the SEC on February 14, 2011, Wellington may be deemed to beneficially own 6,472,761 shares based on its shared power to vote or direct the vote of 3,050,350 shares and its shared power to dispose or direct the disposition of 6,446,761 shares held of record by clients of Wellington.

By Management

Name of Beneficial Owner	Beneficial Ownership of Common Stock (1)(2)(3)(4)(5)(6) (#)	Percent of Common Stock (7) (%)
Non-Employee Directors
Glenn S. Schafer	31,580	*
Peter B. Dervan	45,090	*
Kevin M. Farr	27,769	*
Robert G. Funari	20,590	*
Charles A. Haggerty	30,090	*
Van B. Honeycutt	35,090	*
William N. Kelley	44,500	*
Susan R. Salka	13,240	*
Richard P. Wallace	4,510	*
Lewis T. Williams	4,470	*
Betty Woods	33,860	*
Named Executive Officers
J. Robert Hurley	72,501	*
Charles P. Slacik	83,068	*
Scott C. Atkin	129,041	*
Robert W. Kleinert	93,832	*
Arnold A. Pinkston	125,740	*
Scott T. Garrett	798,036	1.1%
All current directors and executive officers as a group (25 persons)	1,938,303	2.8%

*	Less than 1% of outstanding shares. All shares have been rounded to the nearest whole number.

(1)	Unless otherwise indicated, each person’s address is c/o Beckman Coulter, Inc., 250 S. Kraemer Boulevard, Brea, California 92821. If a stockholder holds options or other securities that are exercisable or otherwise convertible into the Common Stock within 60 days of January 14, 2011, we treated the common stock underlying those securities as owned by that stockholder and as outstanding shares when we calculate the stockholder’s percentage ownership of the Common Stock. Such shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)	The beneficial ownership of shares disclosed above include the following shares that could be purchased by exercise of options on January 14, 2011 or within 60 days thereafter under the 1998 Plan, the 2004 Plan and the 2007 Plan as applicable: Mr. Schafer (31,580, including 1,990 shares that could be purchased by exercise of options that are scheduled to vest on March 1, 2011), Mr. Dervan (45,090), Mr. Farr (26,269), Mr. Funari (20,590), Mr. Haggerty (30,090), Mr. Honeycutt (35,090), Mr. Kelley (40,090), Ms. Salka (12,090), Mr. Wallace (4,510), Mr. Williams (4,470), Ms. Woods (33,860), Mr. Hurley (70,840), Mr. Slacik (82,510), Mr. Atkin (104,487), Mr. Kleinert (81,867), Mr. Pinkston (116,267), and Mr. Garrett (638,850, including 143,155 shares that could be purchased by exercise of options that are scheduled to vest upon his retirement on January 15, 2011).

(3)	Includes shares held in trust for the benefit of the named executive officers and employee directors under the Savings Plan as of December 31, 2010.

(4)	Excludes restricted share unit awards and performance share unit awards that have not yet vested.

(5)	Includes, for Mr. Garrett, who resigned as an executive officer of the Company on September 6, 2010, holdings based on his most recent Form 4, and for all other non-employee directors and named executive officers, self-reported holdings.

140	BEC 2010 FORM 10-K

(6)	Includes, for Mr. Garrett, shares in the Deferred Compensation Plan and the Restoration Plan, as they became distributable upon his retirement from the Company on January 15, 2011.

(7)	Calculated using the number of outstanding shares as of January 14, 2011, plus, with respect to each individual or group, the number of shares the respective individual or group had the right to acquire within 60 days after January 14, 2011, as indicated above in footnotes 1 and 2.

EQUITY COMPENSATION PLANS

Equity Compensation Plans Approved by Stockholders

Beckman Coulter currently maintains four equity-based compensation plans that stockholders have approved:

•	2007 Long-Term Performance Plan or “2007 Plan,” which stockholders approved in 2007 and amended in 2009

•	2004 Long-Term Performance Plan or “2004 Plan,” which stockholders approved in 2004

•	1998 Incentive Compensation Plan or “1998 Plan,” which stockholders approved in 1998

•	Employees’ Stock Purchase Plan or “ESPP,” which stockholders most recently approved in 2001

Equity Compensation Plans Not Approved by Stockholders

Beckman Coulter currently maintains five equity-based compensation plans that stockholders have not approved, because stockholder approval of these plans has not been required:

•	Deferred Directors’ Fee Program or “Deferred Fee Program”

•	Executive Deferred Compensation Plan or “Deferred Compensation Plan”

•	Executive Restoration Plan or “Restoration Plan”

•	Beckman Coulter Ireland Inc. Share Participation Scheme or “Ireland Program”

•	Stock Purchase Plan for employees in Japan or “Japan Program”

Deferred Fee Program, Deferred Compensation Plan and Restoration Plan. Under the Deferred Fee Program, a non-employee member of the Board may elect to defer a percentage of the fees that would otherwise become payable to the director for his or her services on the Board. Under the Deferred Compensation Plan and the Restoration Plan, a select group of officers and certain other employees may elect to defer compensation that would otherwise become payable to them. Each participant in the Deferred Fee Program or the Deferred Compensation Plan may elect that his or her deferrals be credited in the form of cash or stock units. Beckman Coulter provides Company contributions under the Restoration Plan in the form of additional credits of stock units, generally based on the Company contributions that a participant would have been entitled to under the Company’s qualified retirement plans had certain limits of those plans not applied to the participant. A director may earn up to a 30% premium for deferring his or her fees in the form of stock units under the Deferred Fee Program. A participant in the Deferred Compensation Plan may earn up to a 30% premium for deferring his or her bonus in the form of stock units.

Any premium stock units credited under the Deferred Compensation Plan are subject to a vesting schedule. Stock units accrue dividend equivalents, credited in the form of additional stock units, as dividends are paid by Beckman Coulter on its issued and outstanding common stock. Stock units are bookkeeping entries that, when payable, will be paid in the form of an equivalent number of shares of Beckman Coulter common stock, except that premium units credited under the Deferred Fee Program on and after April 1, 2004 and dividends attributable thereto are paid in cash. Each participant elects the time and manner of payment (lump sum or installments) of his or her stock units credited under the Deferred Fee Program or the Deferred Compensation Plan. Stock units credited under the Restoration Plan are paid at termination of employment. The Beckman Coulter shares used to satisfy Beckman Coulter’s stock obligations under these programs are shares that have been purchased on the open market.

Ireland Program. The Ireland Program provides a means for employees of Beckman Coulter’s Ireland subsidiary (excluding former employees of Olympus’ lab-based diagnostic business) to purchase Beckman Coulter stock. Participants in the Ireland Program are not otherwise eligible to participate in the ESPP. Subject to limits, participants in the Ireland Program decide how much of their bonus and salary they wish to forego to use for the purchase of shares under the program. The purchase price for the shares under the program generally equals the fair market value of the shares at the time of purchase; no discounted purchase price is offered under the program. The program offers certain tax advantages under Ireland tax rules to participants in the program. Shares purchased under the program generally cannot be sold for two years following the purchase of the shares under the program and additional tax

BEC 2010 FORM 10-K	141

benefits may be obtained if the shares are not sold until three years after their acquisition. The Ireland Program is administered by the Board of Directors of Beckman Coulter’s Ireland subsidiary. The Beckman Coulter shares used to satisfy Beckman Coulter’s stock obligations under the Ireland Program are shares that have been purchased on the open market.

Japan Program. The Japan Program provides an opportunity for employees of Beckman Coulter’s Japan subsidiary (excluding former employees of Olympus’ lab-based diagnostic business) to purchase Beckman Coulter stock. Participants in the Japan Program are not otherwise eligible to participate in the ESPP. Participants in the Japan Program may contribute up to 10% of their salary for the purchase of stock and may also contribute a portion of their bonus (up to three times the dollar amount of salary contributed by the employee) to purchase Beckman Coulter stock. The Company matches 5% of what the participant contributes. The contributions are accumulated and used to purchase Beckman Coulter stock on a monthly basis at the fair market value of the stock at the time of purchase. The Japan Program is administered by the Company’s Japan subsidiary. The Beckman Coulter shares used to satisfy Beckman Coulter’s stock obligations under the Japan Program are shares that have been purchased on the open market.

Summary Table

The following table sets forth, for each of Beckman Coulter’s equity-based compensation plans, the number of shares of our Common Stock subject to outstanding options and rights, the weighted-average exercise price of outstanding options, and the number of shares remaining available for future award grants as of December 31, 2010.

Equity Compensation Plan Table

Plan category	Number of shares of Common Stock to be issued upon exercise of outstanding options and rights (#) (a)	Weighted- average exercise price of outstanding options ($) (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (#) (c)
Equity compensation plans approved by stockholders	5,569,085 (1)	$57.0844 (2)	2,145,505 (3)
Equity compensation plans not approved by stockholders	437,418 (4)	N/A	N/A (5)
Total	6,006,503	$57.0844	2,145,505

(1)	Of these shares, 1,874,755 were subject to options then outstanding under the 2007 Plan, 2,247,985 were subject to options then outstanding under the 2004 Plan, 745,881 were subject to options then outstanding under the 1998 Plan, 624,011 were subject to stock unit awards then outstanding under the 2007 Plan, 43,935 were subject to stock units and stock awards then outstanding under the 2004 Plan, 2,040 were to be issued upon the payment of stock units credited under the terminated Beckman Coulter Option Gain Deferral Program adopted under the 1998 Plan, 30,190 were subject to stock units credited as Company contributions under deferred compensation arrangements, and 288 were subject to stock units credited as Company-matching shares under the Japan Plan. This table does not reflect 380,013 shares associated with SARs awarded to certain international employees. The SARs have a weighted average exercise price of $61.68 and an average weighted exercise term of 1.50 years.

(2)	This number does not reflect the shares referenced in footnote 1 that will be issued with respect to outstanding stock unit awards granted under the 2004 Plan or the 2007 Plan, that will be issued upon the payment of stock units credited under the Option Gain Deferral Program, that were credited as Company contributions under deferred compensation arrangements that are charged against the share limits of the 2007 Plan, or that were credited as Company-matching shares under the Japan Plan.

(3)	This number of shares is presented after giving effect to purchases under the ESPP for the purchase period that ended December 31, 2010. Of the aggregate number of shares that remained available for future issuance, 1,197,811 were available under the ESPP and 947,694 were available under the 2007 Plan. Shares available for issuance under the 2007 Plan generally may, subject to the applicable plan limits, be used for any type of award authorized under the 2007 Plan including stock options, restricted stock or restricted stock unit awards, stock bonuses, and other awards authorized under the 2007 Plan.

142	BEC 2010 FORM 10-K

(4)	Reflects an aggregate of 416,916 stock units then credited under the Deferred Director’s Fee Program, the Deferred Compensation Plan (excluding premium and Company matching shares), and the Restoration Plan, an additional 13,906 shares previously purchased under the Ireland Program and held in trust for delivery to the participants who purchased such shares following the satisfaction of the required two-year holding period under the program and 6,596 shares from the Japan Program.

(5)	There is no explicit share limit under the Deferred Fee Program, the Deferred Compensation Plan, the Restoration Plan, the Ireland Program or the Japan Program. The number of shares to be delivered with respect to these programs in the future depends on the levels of fees and compensation that participants elect to defer under the Deferred Fee Program, the Deferred Compensation Plan and the Restoration Plan and the amounts of compensation that participants in the Ireland Program and Japan Program elect to contribute to that program. The Beckman Coulter shares used to satisfy Beckman Coulter’s stock obligations under these programs are, except for any shares related to Company contributions, shares that have been purchased on the open market. Any shares related to Company contributions are charged against the share limits of a stockholder-approved equity compensation plan and are included in footnote 1 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors of the Company has established a policy and certain procedures that must be followed prior to any transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, including any indebtedness or guarantee of indebtedness, by the Company with a related party. Under this policy, the Nominating and Corporate Governance Committee monitors and reviews issues involving potential conflicts of interest involving officers and directors of the Company, including reviewing all related party transactions. When a director or officer becomes aware of a potential conflict of interest or related party transaction, he or she must promptly disclose the potential conflict or transaction to the General Counsel of the Company, who then promptly notifies the chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews the material facts of any potential conflict or related party transaction and takes any actions it deems appropriate. The Nominating and Corporate Governance Committee reports its findings and recommended actions to the Board at the next regularly scheduled meeting of the Board of Directors. During 2010, based on written representations from the executive officers and directors of the Company, there were no transactions required to be reported under Item 404(a) of Regulation S-K.

DIRECTOR INDEPENDENCE

For a director to be considered independent, the Board must determine affirmatively that the director does not have any direct or indirect material relationship with the Company. The Board has established guidelines to assist in determining director independence, which conform to the independence requirements established by the New York Stock Exchange’s listing standards. Using these guidelines, which are set forth in Appendix A of the Company’s Corporate Governance Guidelines available at www.beckmancoulter.com under “Investor Relations,” “Corporate Governance,” and considering information provided by each director including all facts and circumstances the Board deemed relevant, the Board has determined that all our current directors are independent. For all of the Company’s independent directors, there were no transactions, relationships or arrangements not disclosed pursuant to Item 404(a) of Regulation S-K that were considered by the Board under the guidelines established for determining independence.

All members of our standing committees must be independent directors as defined in the Corporate Governance Guidelines. For the purposes of determining whether a director who is a member of the Audit Committee is independent, the Company applies additional independence standards, including those set forth in Rule 10A-3 of the Exchange Act, and the New York Stock Exchange listing standards applicable to audit committee composition. The Board has determined that all members of the Audit and Finance Committee, Organization and Compensation Committee and Nominating and Corporate Governance Committee are independent and satisfy the relevant Company, New York Stock Exchange or Exchange Act requirements for the members of such committees.

BEC 2010 FORM 10-K	143

Item 14. Principal Accounting Fees and Services.

AUDIT AND FINANCE COMMITTEE REPORT

Among its duties, the Audit and Finance Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. The Committee has established a policy wherein it pre- approves all of the audit and permissible non-audit services provided to the Company by the independent registered public accounting firm and actively monitors these services (both spending level and work content) to maintain the appropriate objectivity and independence in KPMG LLP’s core work, which is the audit of the Company’s consolidated financial statements and internal control over financial reporting. All services and fees are pre-approved for up to one year, which approval includes the appropriate detail with regard to each particular service and its related fees.

During the fiscal year ended December 31, 2010, all of the fees and services described as “audit fees,” “audit-related fees,” “tax fees,” and “all other fees” under “Audit Fees, Audit Related Fees, Tax Fees, and Other Fees” below were approved under such pre-approval policy and pursuant to Section 202 of the Sarbanes-Oxley Act of 2002.

The Audit and Finance Committee of the Board of Directors is responsible for assisting the Board of Directors with its oversight of the integrity of the Company’s financial statements, the Company’s compliance with legal and regulatory requirements in conjunction with the Nominating and Corporate Governance Committee, the independent auditors’ qualifications and independence and the performance of the independent auditors and the Company’s internal audit function, and the corporate finance matters of the Company. The Audit and Finance Committee operates under a written charter approved by the Board of Directors. The charter was last amended and restated by the Board of Directors on February 8, 2010. A copy of the charter is available on our website at www.beckmancoulter.com under “Investor Relations,” “Corporate Governance.”

Management is responsible for the preparation, presentation and integrity of our financial statements; accounting and financial reporting principles; establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)); establishing and maintaining internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)); evaluating the effectiveness of disclosure controls and procedures; evaluating the effectiveness of internal control over financial reporting; and evaluating any change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting. The independent registered public accounting firm, KPMG LLP, is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) of the United States and to issue a report thereon, as well as expressing an opinion on the effectiveness of our internal control over financial reporting. The Audit and Finance Committee’s responsibility is to monitor and oversee these processes.

In this context, the Audit and Finance Committee met with management and KPMG LLP to review and discuss the consolidated financial statements, the effectiveness of our internal control over financial reporting and KPMG LLP’s audit of the consolidated financial statements and our internal control over financial reporting. The Audit and Finance Committee also discussed with KPMG LLP the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees) and received a letter covering these matters. The Audit and Finance Committee also received written disclosures and the letter from KPMG LLP required by PCAOB Rule 3526 (Communications with Audit Committees Concerning Independence) and has discussed with KPMG LLP such firm’s independence from the Company and its management.

Based upon the discussions and reviews referred to above, and subject to the limitations on the role and responsibilities of the Committee and in the Audit and Finance Committee Charter, the Audit and Finance Committee recommended to the Board of Directors that the Company’s audited consolidated financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission.

AUDIT AND FINANCE COMMITTEE

Kevin M. Farr, Chair

Susan R. Salka

Betty Woods

144	BEC 2010 FORM 10-K

Audit Fees, Audit Related Fees, Tax Fees, and Other Fees

Pursuant to the rules of the Securities and Exchange Commission, the fees paid for professional services rendered by KPMG LLP for the audit of the Company’s annual financial statements and the effectiveness of internal control over financial reporting for the years ended December 31, 2010 and December 31, 2009, respectively, and fees billed for other services rendered by KPMG LLP during those periods were:

	2010 ($)	2009 ($)
Audit Fees (1)	5,051,600	6,312,623
Audit-Related Fees (2)	115,750	1,286,312
Tax Fees (3)	3,740,037	3,545,548
All Other Fees (4)	—	—
Total	8,907,387	11,144,483

(1)	Audit fees consisted principally of fees billed to the Company for professional services performed for the audit of consolidated financial statements included in the Form 10-K, for review of financial statements included in the Forms 10-Q, for the audit of the Company’s internal control over financial reporting and for services generally only the independent registered public accounting firm can reasonably be expected to provide, such as statutory and regulatory filings or engagements.

(2)	Audit-related fees consisted principally of fees billed to the Company for assurance and related services performed that are reasonably related to the performance of the audit or review of the Company’s financial statements, including due diligence related to mergers and acquisitions, audits of employee benefit and compensation plans, audits of carve-out entities, and other agreed upon procedures to meet various statutory and regulatory requirements.

(3)	Tax fees consisted principally of fees billed to the Company for professional services performed with respect to U.S. federal, state and local and international tax planning, advice and compliance, assistance with tax audits and appeals and review of original and amended tax returns for the Company and its consolidated subsidiaries.

(4)	All other fees are fees for any permissible services performed that do not meet the above category descriptions, however, the Company generally does not engage KPMG LLP for “other” services.

The Audit and Finance Committee has considered whether the provision of audit and non-audit services by KPMG LLP to the Company in fiscal 2010 is compatible with maintaining the auditor’s independence. The Company has been advised by KPMG LLP that neither the firm, nor any member of the firm, has any financial interest, direct or indirect, in any capacity in the Company or its subsidiaries.

BEC 2010 FORM 10-K	145

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1), (a)(2) Financial Statements and Financial Statement Schedules

(a)(3) Exhibits

A list of exhibits filed with this Form 10-K is set forth on the Exhibit Index and is incorporated by reference. Each management contract or compensatory plan or arrangement required to be filed (or incorporated by reference) as an exhibit to this Form 10-K is indicated by an “*” on the Exhibit Index.

146	BEC 2010 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Beckman Coulter, Inc.

Date: February 23, 2011	By:	/s/ J. Robert Hurley
J. Robert Hurley
President and Chief Executive Officer

Date: February 23, 2011	By:	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President & Chief Financial Officer

Date: February 23, 2011	By:	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and Chief Accounting Officer

BEC 2010 FORM 10-K	147

POWER OF ATTORNEY

Each person whose signature appears below appoints J. Robert Hurley, Arnold A. Pinkston, and Charles P. Slacik, and each of them, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Glenn S. Schafer Glenn S. Schafer	Chairman of the Board, Director	February 17, 2011

/s/ Peter B. Dervan, Ph.D. Peter B. Dervan, Ph.D.	Director	February 23, 2011

/s/ Kevin M. Farr Kevin M. Farr	Director	February 23, 2011

/s/ Robert G. Funari Robert G. Funari	Director	February 23, 2011

/s/ Charles A. Haggerty Charles A. Haggerty	Director	February 23, 2011

/s/ Van B. Honeycutt Van B. Honeycutt	Director	February 23, 2011

/s/ William N. Kelley, M.D. William N. Kelley, M.D.	Director	February 23, 2011

/s/ Susan R. Salka Susan R. Salka	Director	February 23, 2011

/s/ Betty Woods Betty Woods	Director	February 23, 2011

/s/ Richard P. Wallace Richard P. Wallace	Director	February 23, 2011

/s/ Lewis T. Williams, M.D., Ph.D. Lewis T. Williams, M.D., Ph.D.	Director	February 23, 2011

148	BEC 2010 FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
2.1	Amended and Restated Master Purchase Agreement by and between Olympus Corporation and Beckman Coulter, Inc., dated as of August 3, 2009	8-K	001-10109	2.1	8/4/2009

3.1	Sixth Restated Certificate of Incorporation	10-Q	001-10109	3.1	11/14/2010

3.2	Amended and Restated Bylaws	10-Q	001-10109	3.2	11/4/2010

4.1	Specimen Common Stock Certificate	S-1/A	33-24572	4.1	11/2/88

4.2	Senior Indenture, dated May 15, 1996, between registrant and The First National Bank of Chicago	10-Q	001-10109	10.1	7/24/96

4.3	7.05% Debentures Due June 1, 2026	10-Q	001-10109	10.2	7/24/96

4.4	Supplemental Indenture No. 1 dated of March 6, 1998 to Senior Indenture dated May 15, 1996 between registrant and The First National Bank of Chicago	S-3	333-36426	4.13	4/13/01

4.5	Supplemental Indenture No. 2 dated March 6, 1998 to Senor Indenture dated May 15, 1996 between registrant and The First National Bank of Chicago, Beckman Instruments (Naguabo) Inc., Hybritech Incorporated, SmithKline Diagnostics, Inc., Coulter Corporation, and Coulter Leasing Corporation	S-3	333-36426	4.14	4/13/01

4.6	Senior Indenture, dated April 25, 2001, between registrant and Citibank, N.A.	S-3/A	333-58968	4.1	4/26/01

4.7	First Supplemental Indenture dated November 19, 2001 to Senior Indenture dated April 25, 2001 between registrant, Citibank, N.A., Coulter Corporation, and Hybritech Incorporated	10-K	001-10109	4.12	2/22/02

4.8	Form of 6.875% Senior Notes Due 2011 (included in Exhibit 4.7)

4.9	Second Supplemental Indenture dated December 15, 2006 to Senior Indenture dated April 15, 2001 between registrant and Wells Fargo Bank, National Association, as successor trustee	8-K	001-10109	4.1	12/15/06

4.10	Form of 2.50% Convertible Senior Notes Due 2036 (included in Exhibit 4.9)

4.11	Third Supplemental Indenture dated May 21, 2009 to Senior Indenture dated April 25, 2001 between registrant and Wells Fargo Bank, National Association	8-K	001-10109	4.1	5/21/09

4.12	Form of 6% senior notes due 2015 (included in Exhibit 4.11)

4.13	Form of 7% senior notes due 2019 (included in Exhibit 4.11)

10.1	Distribution Agreement dated April 11, 1989 between registrant, SmithKline Beckman Corporation, and Allergan, Inc.	8-K	1-4077	3	4/14/89

BEC 2010 FORM 10-K	149

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.2	Amendment to the Distribution Agreement dated June 1, 1989 between registrant, SmithKline Beckman Corporation, and Allergan, Inc.	S-1/A2	33-28853	10.26	6/20/89

10.3	Cross-Indemnification Agreement dated October 31, 1988 between registrant and SmithKline Beckman Corporation	S-1/A	33-24572	10.1	11/2/88

10.4	Lease Agreement dated June 25, 1998 between registrant, NPDC-EY Brea Trust, and NPDC-R1 Brea Trust	8-K	001-10109	2.5	7/9/98

10.5	Lease Agreement dated June 25, 1998 between registrant and Cardbeck Chaska Trust	8-K	001-10109	2.6	7/9/98

10.6	Lease Agreement dated June 25, 1998 between registrant and Cardbeck Miami Trust	8-K	001-10109	2.7	7/9/98

10.7	Lease Agreement dated June 25, 1998 between registrant, NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust	8-K	001-10109	2.8	7/9/98

10.8	Lease Modification Agreement dated June 25, 1998 between registrant, NPDC-EY Brea Trust, and NPDC-RI Brea Trust	8-K	001-10109	2.9	7/9/98

10.9	Lease Modification Agreement dated June 25, 1998 between registrant and Cardbeck Chaska Trust	8-K	001-10109	2.10	7/9/98

10.10	Lease Modification Agreement dated June 25, 1998 between registrant and Cardbeck Miami Trust	8-K	001-10109	2.11	7/9/98

10.11	Lease Modification Agreement dated June 25, 1998 between registrant, NPDC-EY Palo Alto Trust, and NPDC-RI Palo Alto Trust	8-K	001-10109	2.12	7/9/98

10.12	Amended and Restated Credit Agreement dated December 28, 2009 among registrant, Bank of America, N.A., JPMorgan Chase Bank, N.A., Citibank, N.A., Banc of America Securities, LLC, J.P. Morgan Securities, Inc. and Citigroup Global Markets Inc., and Banc of America Securities, LLC					X

10.13	Receivables Sale Agreement dated October 31, 2007 between registrant and Beckman Coulter Finance Company, LLC	8-K	001-10109	10.1	11/6/07

150	BEC 2010 FORM 10-K

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.14	Receivables Purchase Agreement dated October 31, 2007 between registrant, Beckman Coulter Finance Company, LLC, Park Avenue Receivables Company LLC, JPMorgan Chase Bank, N.A. and the financial institutions party thereto (as conformed to incorporate Omnibus Amendment dated February 6, 2008, Amendment No. 2 and Waiver dated April 24, 2008 and Amendment No. 3 dated October 29, 2008)	8-K	001-10109	10.1	11/3/08

10.15	Interpurchaser Agreement dated February 6, 2008 between registrant, Beckman Coulter Finance Company, LLC, De Lage Landen Financial Services, Inc., De Lage Landen Finance, Inc. and JPMorgan Chase Bank, N.A.	8-K	001-10109	10.1	2/26/08

10.16	Omnibus Amendment to Receivables Sale Agreement dated February 6, 2008 between registrant, Beckman Coulter Finance Company LLC, the financial institutions party hereto, Park Avenue Receivables Company LLC and JPMorgan Chase Bank, N.A.	8-K	001-10109	10.2	2/26/08

10.17	Amendment No. 4 to Receivables Purchase Agreement, dated as of July 22, 2009, among Beckman Coulter Finance Company, LLC, Beckman Coulter, Inc., Park Avenue Receivables Company LLC, JPMorgan Chase Bank, N.A. and the financial institutions party thereto.					X

10.18	Amendment No. 5 to Receivables Purchase Agreement, dated as of October 28, 2009, among Beckman Coulter Finance Company, LLC, Beckman Coulter, Inc., Park Avenue Receivables Company LLC, JPMorgan Chase Bank, N.A. and the financial institutions party thereto.	8-K	001-10109	10.1	11/3/09

10.19	Amendment No. 6 to Receivables Purchase Agreement, dated October 27, 2010, by and among Beckman Coulter, Inc., Beckman Coulter Finance Company, LLC, Jupiter Securitization Company LLC, JPMorgan Chase Bank, N.A. and the financial institutions party thereto.	8-K	001-10109	10.1	10/27/10

10.20	Omnibus Amendment, dated November 12, 2010, by and among Beckman Coulter, Inc., Beckman Coulter Finance Company, LLC, Jupiter Securitization Company LLC, JPMorgan Chase Bank, N.A. and the financial institutions party thereto.	8-K	001-10109	10.1	11/17/10

BEC 2010 FORM 10-K	151

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.21	Benefit Equity Trust Agreement, dated as of October 5, 2008 between registrant and Wells Fargo Bank, N.A.	10-Q	001-10109	10.1	11/4/04

10.22	First Amendment to Beckman Coulter, Inc. Benefit Equity Trust Agreement as of February 23, 2009 between registrant and Wells Fargo Bank, N.A.	10-K	001-10109	10.18	2/23/09

10.23*	Employees’ Stock Purchase Plan, amended and restated effective January 1, 2002	DEF 14A	001-10109	B	3/2/01

10.24*	Amendment Number 2001-1 to the Employees’ Stock Purchase Plan, adopted September 25, 2001	10-Q	001-10109	10.4	11/13/01

10.25*	Option Gain Deferral Program, dated January 14, 1998	S-8 POS	333-24851	4.2	1/13/98

10.26*	Beckman Coulter, Inc. Savings Plan, as amended and restated	S-8	333-156005	4.	12/08/08

10.27*	Amendment 2008-1 to Beckman Coulter, Inc. Savings Plan, dated December 19, 2008	10-K	001-10109	10.18	2/23/09

10.28*	1998 Incentive Compensation Plan	DEF 14A	001-10109	A	2/26/98

10.29*	Amendment 1998-1 adopted and effective April 2, 1998 to 1998 Incentive Compensation Plan	10-Q	001-10109	10.2	5/14/98

10.30*	Amendment 1999-2 adopted November 23, 1999 to 1998 Incentive Compensation Plan	10-K	001-10109	10.51	3/6/00

10.31*	2004 Long-Term Performance Plan	DEF 14A	001-10109	B	2/27/04

152	BEC 2010 FORM 10-K

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
10.32*	Amendment 2005-1 to 2004 Long-Term Performance Plan dated December 22, 2005	10-Q	001-10109	10.2	7/17/06

10.33*	2007 Long-Term Performance Plan, as amended	8-K	001-10109	10.1	4/29/09

10.34*	Form of 2007 Long-Term Performance Plan Terms and Conditions Award Notice and Agreement for Stock Option Grant	10-K	001-10109	10.30	2/23/09

10.35*	Form of 2007 Long-Term Performance Plan Director Terms and Conditions Award Notice and Agreement for Stock Option Grant	10-K	001-10109	10.31	2/23/09

10.36*	Form of 2007 Long-Term Performance Plan Terms and Conditions Award Notice and Agreement for Stock Unit Grant	10-K	001-10109	10.32	2/23/09

10.37*	Form of 2007 Long-Term Performance Plan Director Terms and Conditions Award Notice and Agreement for Stock Unit Grant	10-K	001-10109	10.33	2/23/09

10.38*	Form of 2007 Long-Term Performance Plan Terms and Conditions Award Notice and Agreement for 2008 Performance Share Grant	10-K	001-10109	10.34	2/23/09

10.39*	Form of Change in Control Agreement between registrant and certain of its executive officers and other key employees entered into between December 31, 2008 and December 9, 2010	8-K	001-10109	10.1	12/10/08

10.40*	Separation Pay Plan, Amended and Restated effective December 9, 2010	8-K	001-10109	10.1	12/15/10

10.41*	Deferred Directors Fee Program, Amended and Restated Effective January 1, 2008	10-K	001-10109	10.90	2/29/08

10.42*	Executive Deferred Compensation Plan, Amended and Restated Effective January 1, 2008	10-K	001-10109	10.91	2/29/08

10.43*	Executive Restoration Plan, Amended and Restated Effective January 1, 2008	10-K	001-10109	10.92	2/29/08

10.44*	Supplemental Pension Plan, Amended and Restated Effective January 1, 2008	10-K	001-10109	10.40	2/23/09

10.45*	Management Incentive Plan	10-Q	001-10109	10.1	5/7/09

10.46*	Transition, Separation Agreement and General Release of all Claims, dated September 8, 2010, by and between Scott T. Garrett and Beckman Coulter, Inc.	8-K	001-10109	10.1	9/9/10

12	Ratio of Earnings to Fixed Charges					X

21	Significant Subsidiaries					X

23	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (set forth on the signature page to this Annual Report on Form 10-K)					X

BEC 2010 FORM 10-K	153

Exhibit No.	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing Date
31	Rule 13a-14(a)/15d-14(a) Certifications					X

32	Section 1350 Certifications					X

99	II. Valuation and Qualifying Accounts					X

101	The following consolidated financial statements are from Beckman Coulter, Inc.’s Annual Report on Form 10-K formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Earnings for the years ended December 31, 2010, 2009, and 2008; (ii) the Consolidated Balance Sheets at December 31, 2010 and 2009; (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008; and (iv) the Consolidated Statement of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2010, 2009, and 2008; and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.					X

*	This represents a management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K.

154	BEC 2010 FORM 10-K