Form 10-Q
period 2011-03-31
BECKMAN COULTER INC
filed 2011-05-10
CIK 840467

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☒		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

The number of outstanding shares of the registrant’s common stock as of April 19, 2011 was 71,132,961 shares.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets

(in millions, except amounts per share)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$584.8	$376.2
Short-term investment available for sale, at fair value	-	135.3
Certificates of deposit	13.1	28.6
Trade and other receivables, net	795.7	796.2
Inventories	650.3	630.5
Deferred income taxes	90.9	94.6
Prepaids and other current assets	97.3	78.4

Total current assets	2,232.1	2,139.8

Property, plant and equipment, net	623.0	632.4
Customer leased instruments, net	500.4	492.9
Goodwill	1,052.5	1,048.9
Other intangible assets, net	503.0	515.7
Other assets	46.2	53.1

Total assets	$4,957.2	$4,882.8

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$265.5	$267.9
Accrued expenses	496.5	493.5
Income taxes payable	-	3.5
Short-term borrowings	-	0.5
Current maturities of long-term debt	777.1	230.1

Total current liabilities	1,539.1	995.5

Long-term debt, less current maturities	568.5	1,111.4
Deferred income taxes	41.4	41.1
Other liabilities	573.5	603.3

Total liabilities	2,722.5	2,751.3

Commitments and contingencies (see Note 13)

Temporary equity
Convertible notes subject to redemption	45.6	-
Stockholders’ equity
Preferred stock, $0.10 par value; authorized 10.0 shares; none issued	-	-
Common stock, $0.10 par value; authorized 300.0 shares; shares issued 73.9 at March 31, 2011 and December 31, 2010, respectively, shares outstanding 71.1 and 70.3 at March 31, 2011 and December 31, 2010, respectively	7.4	7.4
Additional paid-in capital	864.5	902.2
Retained earnings	1,658.5	1,662.2
Accumulated other comprehensive loss	(156.5)	(214.2)
Treasury stock, at cost: 2.4 and 3.2 common shares at March 31, 2011 and December 31, 2010, respectively	(184.8)	(226.1)
Common stock held in grantor trust, at cost: 0.4 common shares at March 31, 2011 and December 31, 2010	(22.8)	(23.4)
Grantor trust liability	22.8	23.4

Total stockholders’ equity	2,189.1	2,131.5

Total liabilities and stockholders’ equity	$4,957.2	$4,882.8

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Earnings

(in millions, except amounts per share)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Recurring revenue – supplies, service and lease payments	$751.4	$731.3
Instrument sales	144.0	149.8

Total revenue	895.4	881.1

Cost of recurring revenue	397.1	354.5
Cost of instrument sales	135.8	121.6

Total cost of sales	532.9	476.1

Operating costs and expenses
Selling, general and administrative	243.1	222.9
Research and development	61.5	70.1
Amortization of intangible assets	14.0	13.9
Restructuring and acquisition related costs	13.3	18.2

Total operating costs and expenses	331.9	325.1

Operating income	30.6	79.9

Non-operating expense (income)
Interest income	(1.9)	(1.3)
Interest expense	25.1	24.1
Other, net	0.4	(0.3)

Total non-operating expense	23.6	22.5

Earnings before income taxes	7.0	57.4
Income tax (benefit) provision	(3.3)	18.7

Net earnings	$10.3	$38.7

Basic earnings per share	$0.14	$0.55

Diluted earnings per share	$0.14	$0.54

Weighted average number of shares outstanding
Basic	71,183	70,321
Diluted	72,831	71,534

See accompanying Notes to Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows

(in millions)

(unaudited)

	Quarter Ended March 31,
	2011	2010
Cash flows from operating activities
Net earnings	$ 10.3	$ 38.7
Adjustments to reconcile net earnings from operations to net cash provided by operating activities
Depreciation and amortization	89.8	89.1
Provision for doubtful accounts receivable	1.4	1.6
Share-based compensation expense	11.8	10.3
U.S. pension trust contributions	(21.4)	(20.0)
Accreted interest on convertible debt	4.0	3.7
Amortization of pension and postretirement costs	9.7	4.8
Deferred income taxes	(4.6)	16.8
Changes in assets and liabilities, net of acquisitions
Trade and other receivables	17.8	2.5
Prepaid and other current assets	(23.6)	(16.6)
Inventories	(8.2)	(12.9)
Accounts payable and accrued expenses	(16.0)	(2.8)
Income taxes payable	2.2	(5.4)
Long-term lease receivables	6.8	(0.5)
Other	(4.9)	(11.1)

Net cash provided by operating activities	75.1	98.2

Cash flows from investing activities
Additions to property, plant and equipment	(13.7)	(34.3)
Additions to customer leased instruments	(42.5)	(36.9)
Purchase of investments	(17.7)	(15.1)
Proceeds from sales and maturities of investments	169.9	-
Payments for business acquisitions and technology licenses	(1.4)	(2.5)

Net cash provided by (used in) investing activities	94.6	(88.8)

Cash flows from financing activities
Dividends to stockholders	(14.0)	(12.9)
Proceeds from issuance of common stock	39.1	25.0
Repurchase of common stock as treasury stock	-	(14.8)
Repurchase of common stock held in grantor trust	(0.6)	-
Excess tax benefits from share-based payment transactions	4.8	2.2
Net (payments) borrowings on lines of credit	(2.3)	3.6
Debt repayments	(0.2)	-

Net cash provided by financing activities	26.8	3.1

Effect of exchange rates on cash and cash equivalents	12.1	(4.8)
Change in cash and cash equivalents	208.6	7.7
Cash and cash equivalents-beginning of period	376.2	288.8

Cash and cash equivalents-end of period	$ 584.8	$ 296.5

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

Our revenue is about evenly distributed inside and outside of the United States (“U.S.”). Clinical Diagnostics sales represented 87.6% of our total revenue in 2010, with the balance coming from the Life Science markets. Approximately 81% of our total revenue in 2010 was generated by recurring revenue from consumable supplies (including reagent test kits), services and operating type lease (“OTL”) payments. Central laboratories of mid-to large-size hospitals represent our most significant customer group.

On February 6, 2011, Beckman Coulter, Danaher Corporation, a Delaware corporation (“Danaher”), and Djanet Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Danaher (“Purchaser”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Danaher, through the Purchaser, commenced an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.10 per share, for $83.50 per share in cash, without interest. The Offer is scheduled to expire at 12:00 midnight, New York City time, at the end of June 6, 2011, unless further extended. Following the consummation of the Offer, Purchaser will be merged with and into the Company (the “Merger”), and the Company will become an indirectly, wholly-owned subsidiary of Danaher. The consummation of the transaction is subject to several conditions, including regulatory approvals.

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

Our financial statements include all normal and recurring adjustments that we consider necessary for the fair presentation of our financial position and operating results. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes in our Annual Report on Form 10-K for the year ended December 31, 2010.

Revenue, expenses, assets and liabilities can vary between the quarters and our results of operations for the quarter ended March 31, 2011 do not necessarily indicate our operating results to be expected for the full year or any future period.

In the first quarter of 2011, we recorded a $14.1 million out-of-period adjustment to correct for the understatement of cost of sales associated with inventory originating primarily in 2010. This adjustment had a negative 160 basis point impact to our cost of sales as a percentage of revenue for the quarter ended March 31, 2011. The impact of the errors on previously-issued annual and interim financial statements was not material and the out-of-period correction is not expected to be material to our 2011 full year results.

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

The effective tax rate for the quarter ended March 31, 2011 was a benefit of 47.1% and was impacted by discrete events which decreased tax expense for the quarter by $5.0 million. Discrete events arising in the first quarter of 2011 that reduced tax expense by $5.0 million related primarily to the effects of statutes of limitations expiring in an international subsidiary and correction of prior year state deferred taxes for the effect of federal bonus depreciation on state taxes. The impact of the correction of previously issued financial statements was not material.

The total amount of unrecognized tax benefits as of March 31, 2011 was $41.0 million, which if recognized, would affect our effective tax rate in future periods.

A number of years may elapse before an uncertain tax position is finally resolved. It is difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position. We reevaluate and adjust our reserves for income taxes, as well as the related interest, in light of changing facts and circumstances. Settlement of any particular position would usually require the use of cash and result in the reduction of the related reserve. The resolution of a matter would be recognized as an adjustment to the provision for income taxes and effective tax rate in the period of resolution. It is reasonably possible that our liability for uncertain tax positions could be reduced by as much as $13.8 million over the next 12 months as a result of the settlement of tax positions with various tax authorities.

Recently Adopted Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-28, —Intangibles — Goodwill and Other (Topic 350). This ASU modifies the first step of the goodwill impairment test to include reporting units with zero or negative carrying amounts. For these reporting units, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any, when it is more likely than not that a goodwill impairment exists. In considering whether it is more likely than not that a goodwill impairment exists, qualitative factors should be considered such as those used to determine whether a triggering event would require an interim goodwill impairment test. This ASU is effective for fiscal years and interim periods beginning after December 15, 2010. The Company has evaluated the ASU and determined it will not have an impact on our consolidated financial position, results of operations or cash flows.

Note 2. Restructuring Activities and Acquisition Related Charges

Restructuring Activities

Restructuring actions and exit activities generally include significant actions involving employee-related severance charges, contract termination costs, and impairment of assets associated with such actions.

Employee-related severance charges are largely based upon employment policies that have been distributed to the employees and severance plans. These charges reflected in the quarter in which management approves the associated actions and the amount of the severance is probable and estimable. Severance amounts for which affected employees were required to render service in order to receive benefits at their termination dates were measured at the date such benefits were communicated to the applicable employees and recognized as expense over the employees’ remaining service periods.

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

Total Restructuring Charges

We reversed $1.5 million of restructure related severance accruals during the quarter ended March 31, 2011, as we determined that certain positions had been vacated without requiring previously estimated severance charges. Our restructure activities were substantially completed by June 30, 2010. We recorded restructuring charges of $6.6 million in the quarter ended March 31, 2010. These charges related to severance, relocation, asset impairment and other exit costs and were included within the restructuring and acquisition related costs line of our Condensed Consolidated Statement of Earnings. From January 2007, the beginning period for the restructure activities, through March 31, 2011, we incurred a total of $140.5 million of net restructuring charges of which $49.3 million relates to severance costs.

Following is a detailed description of charges included in restructuring activities:

Supply Chain Initiatives

As part of our previously announced closure and relocation of certain manufacturing and distribution sites, during the quarter ended March 31, 2011 we reversed $1.5 million of restructure related accruals and during the quarter ended March 31, 2010 we incurred severance and other relocation charges of $1.5 million.

Clinical Diagnostics Business

In connection with the Olympus acquisition, we incurred severance costs during the quarter ended March 31, 2010, of $2.2 million due to redundancies as part of combining the two entities. We did not incur any severance costs related to the Olympus acquisition or clinical diagnostics business during the quarter ended March 31, 2011.

Asset Impairment Charges and Employee Severance

During the quarter ended March 31, 2010, we incurred asset impairment charges of $2.9 million associated with our consolidation effort to close and relocate facilities and operations. We did not incur any asset impairment charges during the quarter ended March 31, 2011.

The following is a reconciliation of the accrual for employee severance and other related costs included in accrued expenses in the Condensed Consolidated Balance Sheet at March 31, 2011:

Balance at December 31, 2010	$10.6
Reversal of amounts previously accrued	(1.5)
Utilization	(2.5)

Balance at March 31, 2011	$6.6

Acquisition Related Costs

In connection with the Danaher Offer, we incurred investment banking and legal expenses of $14.8 million in the quarter ended March 31, 2011. These charges are included within the restructuring and acquisition related costs line of our Condensed Consolidated Statement of Earnings.

In connection with the acquisitions of Olympus and Cogenics, the Genomics division of Clinical Data, Inc, we incurred acquisition related and integration costs of $11.6 million during the quarter ended March 31, 2010. These charges are included within the restructuring and acquisition related costs line of our Condensed Consolidated Statement of Earnings.

Note 3.  Cash Equivalents and Investments

We purchased investments in marketable securities designated as available-for-sale in June 2010. All of these investments were sold in March 2011.

A summary of proceeds from the sales and maturities of available-for-sale securities and certificates of deposit as well as associated gains and losses for the quarter ended March 31, 2011 follows:

	Proceeds	Net Realized Gain (Loss)
Debt securities
U.S. government and agency securities	$39.7	$0.1
Corporate bonds	90.7	0.6
Asset backed securities	23.5	-
Certificates of deposit	16.0	-

Total Investments	$169.9	$0.7

The cost of securities sold is determined based on the specific identification method for purposes of recording realized gains and losses.

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

Foreign Currency

We manufacture our products principally in the U.S., but generated approximately 57% of our revenue during the first quarter of 2011 from sales made outside the U.S. by our international subsidiaries. Revenues generated by our international subsidiaries generally are denominated in the subsidiary’s local currency, thereby exposing us to the risk of foreign currency fluctuations. To mitigate the impact of changes in foreign currency exchange rates, we use derivative financial instruments (or “foreign currency contracts”) to hedge the foreign currency exposure resulting from intercompany cash flows associated with intercompany inventory purchases by our international subsidiaries through their anticipated cash settlement date. These foreign currency contracts include forward and option contracts and are designated as cash flow hedges. The major currencies against which we hedge are the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of March 31, 2011 and December 31, 2010, the notional amounts of all derivative foreign exchange contracts were $391.5 million and $483.1 million, respectively.

Hedge ineffectiveness associated with our cash flow hedges was immaterial and no cash flow hedges were discontinued in the quarters ended March 31, 2011 and 2010. Derivative gains and losses on effective hedges included in accumulated other comprehensive loss are reclassified into cost of sales upon the recognition of the hedged transaction. We estimate that substantially all of the $11.1 million of unrealized gain included in accumulated other comprehensive loss at March 31, 2011 will be reclassified to cost of sales within the next twelve months. The actual amounts that will be reclassified to earnings over the next twelve months may vary from this amount as a result of changes in market rates. We have cash flow hedges at March 31, 2011, which settle as late as January 2012.

We also use foreign currency forward contracts to offset the effect of changes in the value of loans between subsidiaries and do not designate these derivative instruments as accounting hedges, therefore the changes in the value of these derivative instruments are included within the non-operating (income) expense section of the Consolidated Statement of Earnings.

The following table presents the fair value of derivative instruments within the Condensed Consolidated Balance Sheet:

	Balance Sheet Location	Asset Derivatives		Balance Sheet Location	Liability Derivatives
		March 31, 2011	December 31, 2010		March 31, 2011	December 31, 2010
Derivatives designated as hedging instruments
Foreign exchange forwards and options	Other current assets	$2.9	$8.6	Other current liabilities	$7.2	$5.8

The following tables present the amounts affecting the consolidated financial statements:

	Amount of (Loss) Gain Recognized in Other Comprehensive Income (Loss) on Derivatives		Location of Loss Reclassified From Accumulated Other Comprehensive Loss into Net Earnings	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss into Net Earnings
	Quarter Ended March 31,			Quarter Ended March 31,
	2011	2010		2011	2010
Derivatives in Cash Flow Hedging Relationships

Foreign exchange forwards and options	$(7.4)	$5.0	Cost of sales	$(0.3)	$ (2.3)

	Location of Loss Recognized in Net Earnings on Derivatives	Amount of Loss in Net Earnings on Derivatives
		Quarter Ended March 31,
		2011	2010
Derivatives not designated as hedging instruments

Foreign exchange forwards	Other non-operating expense	$0.2	$-

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

Note 5. Fair Value Measurements

The following table presents information about our financial assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

Description of assets (liabilities)	Fair Value at March 31, 2011	Fair Value Measurements at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$ (0.7)	$ -	$ (0.7)	$ -
Option contracts	$ (3.6)	$ -	$ (3.6)	$ -

	Fair Value at December 31, 2010	Fair Value Measurements at Reporting Date Using
Description of assets (liabilities)		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivatives
Forward contracts	$ (0.1)	$ -	$ (0.1)	$ -
Option contracts	$ 2.9	$ -	$ 2.9	$ -
Cash Equivalents
Money market mutual funds	$ 0.4	$ 0.4	$ -	$ -
Investments
Mortgage and asset-backed securities	$ 14.7	$ 14.7	$ -	$ -
U.S government and agency securities	$ 37.1	$ 37.1	$ -	$ -
Corporate bonds	$ 83.5	$ 83.5	$ -	$ -

Our financial liabilities, which consist of derivatives contracts, have been classified as Level 2. These derivative contracts have been initially valued at the transaction price and subsequently valued using market data including quotes, benchmark yields, spot rates, and other industry and economic events. See Note 4, “Derivatives,” for further discussion on derivative financial instruments. When necessary, we validate our valuation techniques by understanding the models used and obtaining market values from pricing sources.

The carrying values of our financial instruments approximate their fair value at March 31, 2011, except for long-term debt. Quotes from financial institutions are used to determine market values of our debt and derivative financial instruments. The carrying value and fair value of our current maturities of long-term debt and long-term debt at March 31, 2011 was $1,345.6 million and $1,596.7 million, respectively.

Note 6. Comprehensive Income (Loss)

The reconciliation of net earnings to comprehensive income is as follows:

	Quarter Ended March 31,
	2011	2010
Net earnings	$10.3	$38.7

Other comprehensive income
Foreign currency translation adjustments	50.8	(40.4)
Net actuarial gains associated with pension and other postretirement benefits, net of income taxes of $(3.0) and $(0.9) for the quarter ended March 31, 2011 and 2010, respectively	5.5	2.6
Amortization of prior service cost and unrecognized gains and losses included in net periodic benefit cost, net of income taxes of $(3.7) and $(2.8) for the quarter ended March 31, 2011 and 2010, respectively	6.0	4.8
Net change in unrealized gain on available for sale securities, net of income taxes of $0.2 for the quarter ended March 31, 2011	(0.3)	-
Derivatives qualifying as hedges:
Net derivative (loss) gain, net of income taxes of $2.9 and $(1.9) for the quarter ended March 31, 2011 and 2010, respectively	(4.5)	3.1
Reclassifications to cost of sales, net of income taxes of $(0.1) and $(0.9) for the quarter ended March 31, 2011 and 2010, respectively	0.2	1.4

Other comprehensive income (loss)	57.7	(28.5)

Total comprehensive income	$68.0	$10.2

The components of accumulated other comprehensive loss (“AOCI”), net of income taxes, are as follows:

	March 31, 2011	December 31, 2010
Cumulative currency translation adjustments	$146.6	$95.8
Pension and other postretirement plan liability adjustments	(296.4)	(307.9)
Net unrealized loss on derivative instruments	(6.7)	(2.4)
Net unrealized gain on available-for-sale securities	-	0.3

Total accumulated other comprehensive loss	$(156.5)	$(214.2)

Note 7. Earnings Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted earnings per share (“EPS”):

	Quarter Ended March 31,
	2011			2010
	Net Earnings	Shares	Per Share Amount	Net Earnings	Shares	Per Share Amount
Basic EPS:
Net earnings	$10.3	71.183	$0.14	$38.7	70.321	$0.55
Effect of dilutive stock options, non-vested equity shares, share units outstanding and convertible notes	-	1.648	-	-	1.213	(0.01)

Diluted EPS:
Net earnings	$10.3	72.831	$0.14	$38.7	71.534	$0.54

For the quarter ended March 31, 2011, there were 0.5 million shares relating to the possible exercise of outstanding stock options not included in the computation of diluted EPS as their effect would have been antidilutive.

The principal amount of the convertible notes issued in December 2006, due in 2036 and callable in 2013 is expected to be settled in cash. Any conversion spread over the principal amount would be settled in our common shares. Since the average stock price during the quarter ended March 31, 2011 was greater than the conversion price of the Convertible Notes, 0.5 million shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS. Since the average stock price during the quarter ended March 31, 2010 was less than the conversion price of the Convertible Notes, no shares associated with the convertible notes have been assumed to be outstanding in computing diluted EPS.

Note 8. Sale of Assets

During the quarters ended March 31, 2011 and 2010, we sold certain receivables (“Receivables”). The net book value of the Receivables sold during these periods was $24.4 million and $24.5 million, respectively, for which we received cash proceeds for nearly the same amounts. Substantially all of these sales took place in Japan. These transactions were accounted for as sales and as a result, the Receivables have been excluded from the accompanying Condensed Consolidated Balance Sheets.

Note 9. Composition of Certain Financial Statement Items

Inventories consisted of the following:

	March 31, 2011	December 31, 2010
Raw materials, parts and assemblies	$205.2	$192.1
Work in process	28.9	25.7
Finished products	416.2	412.7

	$650.3	$630.5

Changes in the product warranty obligation included in accrued expenses were as follows:

Quarter ended March 31, 2011
Beginning Balance	$12.6
Current period warranty charges	11.9
Current period utilization	(4.9)

Ending Balance	$19.6

Note 10. Goodwill and Other Intangible Assets

Changes in the carrying amount of goodwill for the quarter ended March 31, 2011 were as follows:

	Clinical Diagnostics	Life Sciences	Total
Goodwill at December 31, 2010	$940.5	$108.4	$1,048.9
Currency translation and other adjustments	2.1	1.5	3.6

Goodwill at March 31, 2011	$942.6	$109.9	$1,052.5

Other intangible assets consisted of the following:

	March 31, 2011				December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net	Weighted Average Amortization Period
Amortized intangible assets:
Customer/dealer relationships	$301.1	$(127.0)	$174.1	17 years	$302.4	$(122.0)	$180.4	17 years
Technology	239.4	(89.4)	150.0	11 years	229.2	(83.0)	146.2	11 years
Core technology	66.6	(5.2)	61.4	20 years	66.6	(4.4)	62.2	20 years
Other	80.2	(48.7)	31.5	9 years	74.9	(46.7)	28.2	10 years

	687.3	(270.3)	417.0	14 years	673.1	(256.1)	417.0	15 years
Non-amortizing intangible assets:
Tradename	73.5	-	73.5		73.5	-	73.5
IPR&D	-	-	-		10.2	-	10.2
Other (a)	12.5	-	12.5		15.0	-	15.0

	$773.3	$(270.3)	$503.0		$771.8	$(256.1)	$515.7

(a)	Other includes intangible assets related to products that have not been commercially released.

Estimated future intangible asset amortization expense consists of the following:

2011 (remaining nine months)	$42.4
2012	53.1
2013	51.9
2014	49.8
2015	46.4
Thereafter	173.4

Total	$417.0

Note 11. Debt

Certain of our borrowing agreements contain covenants that we must comply with, including a debt to earnings ratio and a minimum interest coverage ratio. At March 31, 2011, we were in compliance with such covenants.

In December 2006, we issued $600.0 million aggregate principal amount of 2.50% unsecured convertible senior notes due 2036 (the “Convertible Notes”). Upon consummation of the Danaher Offer, the Company will be required to make an offer to repurchase the outstanding Convertible Notes at a date specified by the Company under the applicable indenture (the “Repurchase Date”) at a price equal to 100% of the principal amount of such notes plus any interest accrued but unpaid on such Repurchase Date. Furthermore, in connection with the Danaher Offer, the Convertible Senior Notes are convertible from 30 trading days prior to the anticipated closing date of the Danaher Offer until the Repurchase Date, with the conversion obligation to be settled in cash and, if applicable, shares of common stock. As a result, the Convertible Notes carrying value of $554.4 million is classified as current maturities of long-term debt as of March 31, 2011. Additionally, the excess of the cash that will be paid over the carrying amount of the liability is presented within temporary equity in the amount of $45.6 million as of March 31, 2011.

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, had previously entered into an accounts receivable securitization program with several financial institutions. The securitization facility was on a 364-day revolving basis. As part of the securitization program, we had transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC had sold an ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program was accounted for as a secured borrowing. On April 13, 2011, we voluntarily terminated the securitization program and the underlying facility. We did not have any amounts drawn on the facility on the date of the termination.

We entered into Waiver No. 1, effective February 6, 2011, and Extension to Waiver No. 1, effective April 18, 2011, to the Credit Facility pursuant to which the requisite lenders under the Credit Facility (i) permanently waived any event of default under the Credit Facility resulting from our entry into the Merger Agreement with Danaher and Purchaser and (ii) temporarily waived until the earlier of June 30, 2011 and one business day after the date of the consummation of the proposed merger with Purchaser any event of default under the Credit Facility that may result from (x) any acquisition of less than 100% of our outstanding shares by Purchaser or Danaher or (y) any change in the composition of our board of directors.

Note 12. Retirement Benefits

In March 2011, we received the final valuations for our U.S. pension plans and other postretirement benefit plans to reflect actual census data as of January 1, 2011. These valuations resulted in an increase in our pension and postretirement obligations of $3.3 million and $1.8 million, respectively. Additionally, other comprehensive income increased by $3.1 million and long-term deferred tax assets decreased by $2.0 million.

For the quarters ended March 31, 2011 and 2010, the pension and postretirement benefit costs were comprised of:

	Pensions				U.S. Postretirement Benefit Plans
	U.S. Plans		Non-U.S. Plans
	Quarters Ended March 31,
	2011	2010	2011	2010	2011	2010
Service cost-benefits earned during the period	$4.1	$3.8	$2.6	$1.9	$0.3	$0.3
Interest cost on benefit obligation	10.6	10.7	3.2	3.2	1.6	1.8
Expected return on plan assets	(12.6)	(13.1)	(2.9)	(2.8)	-	-
Amortization:
Prior service cost (credit)	0.2	0.2	(0.2)	(0.2)	(0.1)	(0.1)
Actuarial loss (gain)	8.6	6.7	1.2	1.0	-	-

Net periodic benefit costs	$10.9	$8.3	$3.9	$3.1	$1.8	$2.0

We contributed $21.4 million and $20.0 million to our U.S. pension plan during the quarters ended March 31, 2011 and March 31, 2010, respectively. We expect to make additional contributions of $25.4 million to our U.S. and international pension plans and $7.0 million to our postretirement plan during 2011. Our pension plans are currently underfunded and we may decide to make additional pension plan contributions in the future.

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

In connection with our Orange County consolidation project and closure of our Fullerton, California site, we began conducting environmental studies at our Fullerton site. The data generated by these studies indicates that soils under and around several of the buildings contain chemicals previously used in operations at the facility. Some of these chemicals also have been found in groundwater underlying the site. Studies to determine the source and extent of these chemicals are underway and are expected to continue for several months. We have notified the State Department of Toxic Substances Control of the presence of these chemicals at the site and expect that agency to oversee determination of any remediation requirements. We recorded a liability of $19.0 million in 2008, representing our best estimate of the future expenditures for investigation and remediation at the site; however, it is possible that the ultimate costs incurred could range from $10 million to $30 million. Our estimates are based upon the results of our investigation to date and comparison to our prior experience with environmental remediation at another site. Therefore, it is possible that additional activities not contemplated at this time could be required and that the actual costs could differ materially from the amount we have recorded as a liability or our estimated range. Through March 31, 2011, we have spent $2.1 million in relation to investigation and remediation activities.

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

Legal Proceedings

On September 3, 2010 and September 7, 2010, respectively, two securities class action complaints were filed in the U.S. District Court in the Central District of California (collectively, the “Securities Action”) against the Company, Scott Garrett (the Company’s former Chairman of the Board of Directors, former President and former Chief Executive Officer) and Charles P. Slacik (the Company’s Senior Vice President and Chief Financial Officer) alleging violations of Section 10(b) of the Exchange Act of 1934 and Rule 10b-5 against all defendants, and violation of Section 20(a) of the Exchange Act of 1934 against the individual defendants. The Securities Action asserts that the defendants issued allegedly materially false and misleading statements including statements related to the Company’s troponin test kits, FDA compliance, product quality and assurance, customer loyalty, and earnings guidance for fiscal year 2010. On December 8, 2010, the Honorable Josephine Staton Tucker issued an order consolidating the two cases under the caption In re Beckman Coulter, Inc. Securities Litigation, Case No. 8:10-CV-01327-JST (RNBx), and appointing Arkansas Teacher Retirement System and Iron Workers District Council of New England Pension Fund as Lead Plaintiff. On February 7, 2011, Lead Plaintiff filed a Consolidated Class Action Complaint asserting claims on behalf of an alleged class of stock purchasers between July 31, 2009 and July 22, 2010, claiming that the stock price was artificially inflated during the alleged class period due to the alleged misrepresentations and omissions. The Securities Action seeks unspecified damages based on declines in the stock price after disclosures regarding FDA matters, troponin test kits and downward guidance for 2010. The Company intends to vigorously defend against the Securities Action.

On September 8, 2010, and December 13, 2010, respectively, shareholder derivative suits were filed in the Superior Court of the State of California in the County of Orange (collectively, the “California Shareholder Actions”) purportedly on behalf of the Company, which was named as nominal defendant. The California Shareholder Actions asserted claims against all members of the Board of Directors and certain of its former and current officers and asserted that the defendants are liable to the Company based on allegations similar to those alleged in the Securities Action, including that the defendants breached their fiduciary duties by allegedly failing to reasonably oversee FDA compliance with respect to troponin tests, product quality and disclosure of 2010 guidance. The second derivative suit filed on December 13 also alleged that the Company Board was considering entering into a merger transaction at an inadequate price. The Court entered an Order on January 26, 2011, consolidating for all purposes the two California Shareholder Actions under the caption In re Beckman Coulter, Inc. Shareholder Litigation, Lead Case No. 30-2010-00406352. On February 9, 2011, the plaintiffs filed a Consolidated Shareholder Derivative and Class Action Complaint adding direct claims based on the Company’s February 7, 2011 announcement that the Company and Danaher signed an Agreement and Plan of Merger. In the Consolidated Shareholder Derivative and Class Action Complaint, plaintiffs continue to assert derivative causes of action on behalf of the Company for breaches of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets, and to seek unspecified damages, restitution and disgorgement of alleged profits, injunctive relief and corrective action. In the direct claims, plaintiffs assert that each member of the Company Board breached his or her fiduciary duties to the Company’s stockholders, that the Company aided and abetted in those breaches of fiduciary duty, that the Merger Agreement between the Company and Danaher involves an unfair price and an inadequate sales process, and that defendants agreed to the Merger to benefit themselves personally. On February 25, 2011, the Court granted plaintiffs in the California Shareholder Actions leave to file a proposed First Amended Consolidated Shareholder Derivative and Class Action Complaint adding allegations on behalf of an alleged class of Company stockholders that the Company’s Schedule 14D-9 omitted material information necessary for the Company’s stockholders to be fully informed about the Contemplated Transactions. In particular, the proposed First Amended Consolidated Shareholder Derivative and Class Action Complaint alleges that (i) the opinion that Goldman Sachs rendered to the Company Board omits information necessary for the Company’s stockholders to understand the methodology of Goldman Sachs in reaching its opinion, (ii) the Schedule 14D-9 fails to adequately address potential conflicts of interest between Goldman Sachs, the Company and Danaher, and (iii) the disclosure found in the section entitled “Background of the Offer” in the Schedule 14D-9 omits material information necessary for the Company’s stockholders to understand why the Contemplated Transaction was reached. Plaintiffs in the California Shareholder Actions seek a declaration that the merger agreement was entered into in breach of the individual defendants’ fiduciary duties, and damages and to enjoin the transaction, and other equitable relief. Plaintiffs in the California Shareholder Actions also allege that the damages recoverable on the derivative claims asserted on behalf of the Company against the individual defendants include the damages allegedly recoverable by the stockholders from the Company in the Securities Action.

On February 18, 2011, an alleged class action complaint was filed in the Superior Court of the State of California in the County of Orange on behalf of an alleged class of Company stockholders against all members of the Company Board, the Company and Danaher, captioned City of Royal Oak Retirement System v. Beckman Coulter, Inc. et al., Case No. 30-2011-00451801-CU-BT-CXC (the “Second California Shareholder Action”). Based on largely the same allegations as the California Shareholder Actions, the plaintiff in the Second California Shareholder Action asserts that the defendants breached their fiduciary duties to the Company’s stockholders, and that the Company and Danaher aided and abetted the individual defendants’ alleged breaches of their fiduciary duties, with respect to the Contemplated Transactions, including allegations that the proposed sale involves an unfair price, that there was an inadequate sales process, that the defendants agreed to the

Merger to benefit themselves personally, that Goldman Sachs had conflicts of interest in issuing a fairness opinion due to the disclosed facts that Goldman Sachs also advises Danaher on other matters, and that the Schedule 14D-9 omitted or misrepresented material information necessary for the Company’s stockholders to make an informed decision whether to tender their Shares in the Offer. The complaint in the Second California Shareholder Action seeks a declaration that the merger agreement was entered into in breach of the individual defendants’ fiduciary duties, and seeks damages and to enjoin the transaction, and other equitable relief.

On February 23, 2011, an alleged class action complaint was filed in the Court of Chancery of the State of Delaware on behalf of an alleged class of Company stockholders against all members of the Company Board, the Company, Danaher and Purchaser, captioned Yuri Levin v. Beckman Coulter, Inc., et al., Case No. 6213-VCS (the “Initial Delaware Shareholder Action”). On March 23, 2011, a second alleged class action complaint was filed in the Court of Chancery of the State of Delaware on behalf of an alleged class of Company stockholders against all members of the Company Board, the Company, Danaher and Purchaser, captioned Richard Cox v. Beckman Coulter, Inc., et al., Case No. 6306-VCS (together with the Initial Delaware Shareholder Action, the “Delaware Shareholder Actions”). The plaintiffs in the Delaware Shareholder Actions assert that the defendants breached their fiduciary duties to the Company’s stockholders, or aided and abetted the other defendants’ breaches of their fiduciary duties to the Company’s stockholders, based on allegations similar to those alleged in the consolidated California Shareholder Actions and the Second California Shareholder Action, including that the Merger Agreement between the Company and Danaher involves an unfair price, that there was an inadequate sales process, that the defendants agreed to the Merger to benefit themselves personally, and that the Schedule 14D-9 omitted or misrepresented material information necessary for the Company’s stockholders to make an informed decision whether to tender their Shares in the Offer. The complaints in the Delaware Shareholder Actions seek a declaration that the merger agreement was entered into in breach of the individual defendants’ fiduciary duties, and seek damages and to enjoin the transaction, and other equitable relief.

On February 25, 2011, an alleged class action complaint was filed in the United States District Court for the Central District of California on behalf of an alleged class of Company stockholders against the Company, all members of the Company Board, Danaher, and Djanet Acquisition Corp., captioned Astor BK Realty Trust v. Beckman Coulter, Inc., et al., Case No. CV11-01695 GAF (SSx) (the “Federal Shareholder Action”). The plaintiff in the Federal Shareholder Action asserts that the defendants violated Sections 14(d)(4) and 14(e) of the Exchange Act by making inadequate disclosures or material misstatements in the Schedule 14D-9 and also either breached their fiduciary duties to the Company’s stockholders, or aided and abetted the other defendants’ breaches of their fiduciary duties to the Company’s stockholders, based on allegations similar to those alleged in the consolidated California Shareholder Actions, the Second California Shareholder Action, and the Delaware Shareholder Actions, including that the Merger Agreement between the Company and Danaher involves an unfair price, that there was an inadequate sales process, that the defendants agreed to the Merger to benefit themselves personally, and that the Schedule 14D-9 omitted or misrepresented material information necessary for the Company’s stockholders to make an informed decision whether to tender their Shares in the Offer. The complaint in the Federal Shareholder Action seeks a declaration that the Schedule 14D-9 is materially misleading and contains material omissions, and seeks damages and to enjoin the transaction, and other equitable relief.

On April 14, 2011, the parties to the California Shareholder Actions and the Initial Delaware Shareholder Action entered into a memorandum of understanding (the “MOU”) regarding a proposed settlement of all claims asserted therein. In connection with the MOU, the Company has agreed to further amend the Schedule 14D-9, previously filed with the SEC, to include certain supplemental disclosures. The settlement is contingent upon, among other items, the execution of a formal stipulation of settlement and court approval, as well as the Merger becoming effective under applicable law. Subject to satisfaction of the conditions set forth in the MOU, the defendants will be released by the plaintiffs and all members of the relevant class of Company stockholders from all claims arising out of the Offer, the Merger and transactions contemplated by the Merger Agreement, upon which occurrence defendants will seek termination of any and all continuing shareholder actions in which the released claims are asserted. In the event the settlement is not approved or such conditions are not satisfied, the Company will continue to vigorously defend the California Shareholder Actions, the Initial Delaware Shareholder Action and all other actions described above.

The Company gave notice of all of the foregoing litigation matters to its directors and officers liability insurance carriers. The Company has not accrued for any loss contingency in connection with the Securities Action or any of the other foregoing litigation matters.

We are also involved in a number of other lawsuits, which we consider ordinary and routine in view of our size and the nature of our business. We accrue for our best estimate within the range of the loss or the minimum probable liability if no best estimate can be determined. Such accruals at March 31, 2011 were immaterial. We do not believe any ultimate liability resulting from any of these other lawsuits will have a material adverse effect on our results of operations, financial position or liquidity. We cannot, however give any assurances regarding the ultimate outcome of these lawsuits, and their resolution could be material to our operating results for any particular period.

Note 14. Business Segment Information

We are engaged primarily in the design, manufacture and sale of laboratory instrument systems and related products with two operating segments, Clinical Diagnostics and Life Science. The Clinical Diagnostics segment, which includes products used to evaluate and analyze bodily fluids, cells and other patient samples, represents approximately 90% of our consolidated revenue for the quarter ended March 31, 2011. The product areas within Clinical Diagnostics are chemistry and clinical automation, cellular analysis, and immunoassay and molecular diagnostics. Our Life Science segment includes systems used in disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies as well as certain industrial applications for scientific instrumentation.

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

The following table sets forth revenue and operating income data with respect to our two operating segments and a reconciliation of our segments’ operating income to consolidated earnings before income taxes:

	*Quarter Ended March 31,
	2011	2010
Segment revenues:
Clinical Diagnostics
Chemistry and Clinical Automation	$ 326.7	$ 323.0
Cellular Analysis	248.2	239.1
Immunoassay and Molecular Diagnostics	226.7	213.7

Total Clinical Diagnostics	801.6	775.8
Life Science	93.9	105.3

Total revenues	$ 895.4	$ 881.1

Segment operating income:
Clinical Diagnostics	$ 121.8	$ 142.6
Life Science	9.0	18.9

Total segment operating income	130.8	161.5
Unallocated corporate overhead and other costs	(81.2)	(57.9)
Restructuring and acquisition related costs	(13.3)	(18.2)
Olympus intangibles asset amortization related to Clinical Diagnostics	(5.7)	(5.5)

Total operating income	30.6	79.9

Non-operating (income) expense:
Interest income	(1.9)	(1.3)
Interest expense	25.1	24.1
Other	0.4	(0.3)

Total non-operating expense	23.6	22.5

Earnings before income taxes	$ 7.0	$ 57.4

*	Amounts may not foot due to rounding.

Our principal markets are the U.S. and international markets. The U.S. information is presented separately since we are headquartered in the U.S. Revenues in the U.S. represented 43% and 46% of our total consolidated revenues for the quarters ended March 31, 2011 and 2010, respectively. No other country accounts for greater than 10% of revenues.

The following table sets forth revenue and long-lived asset data by geography:

	*Quarter Ended March 31,
	2011	2010
Revenue by geography:
United States	$387.6	$402.1
Europe	197.0	205.6
Emerging Markets (a)	74.5	71.6
Asia Pacific	174.2	149.3
Other (b)	62.2	52.5

Total revenues	$895.4	$881.1

	March 31, 2011	December 31, 2010
Long-lived assets:
United States	$2,169.6	$2,198.3
International	555.5	544.7

Total long lived assets	$2,725.1	$2,743.0

*	Amounts may not foot due to rounding.
(a)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(b)	Other includes Canada and Latin America

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Form 10-Q for the quarterly period ended March 31, 2011 (“Form 10-Q”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Many of the forward-looking statements are located in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. Forward-looking statements reflect our current views with respect to future events and can also be identified by words such as “may,” “will,” “might,” “expect,” “believe,” “anticipate,” “could,” “would,” “estimate,” “continue,” “pursue,” “plans,” “should,” “likely,” “might,” or the negative thereof or comparable terminology, and may include, without limitation, information regarding our expectations, goals or intentions regarding the future. Forward-looking statements involve certain risks and uncertainties, and our actual results may differ materially from those discussed in any forward-looking statement. Factors that could cause results to differ include, but are not limited to, the Risk Factors discussed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2010 and in our other current and periodic reports filed from time to time with the SEC, including the Risk Factors discussed in Part II, Item 1A of this Form 10-Q. Therefore, the reader is cautioned not to rely on these forward-looking statements. All forward-looking statements in this Form 10-Q are made as of the date hereof and we assume no obligation to update any forward-looking statement, except as required by law. Unless expressly noted to the contrary, all forward-looking statements that follow in this section relate to us on a stand-alone basis and are not reflective of the impact of the proposed transaction with Danaher.

The following discussion should be read in conjunction with our Condensed Consolidated Financial Statements and Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.

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

Overview

Beckman Coulter is the world’s largest company devoted solely to biomedical testing; a market we estimate had approximately $43 billion in worldwide sales in 2010. We market our products in more than 160 countries, with more than half of our revenue in 2010 coming from outside the United States. Our strategy is to extend the Company’s leadership in simplifying, automating and innovating customer’s processes, by continuing to rollout new products, enhance our current product offerings and enter into new and growing market segments. We design, manufacture, and sell systems, services, reagents and supplies to clinical and life science laboratories around the world. Our products combine sophisticated analytical instruments, user-friendly software and highly sensitive chemistries, integrated into complete and simple to use systems. Our product lines address nearly all blood tests routinely performed in hospital central laboratories and a range of scientific instrumentation for life science and pharmaceutical research.

The majority of our revenue is generated from consumable supplies (including reagent test kits), service and operating-type lease (“OTL”) payment arrangements. Approximately 84% of our total revenue for the first quarter of 2011 was generated by this type of revenue, which we refer to as “recurring revenue.” A customer contract typically runs five to seven years. Switching instrument systems creates significant costs for laboratories. Changing suppliers means re-training staff on new systems and performing validation studies to assure consistency of reported results resulting in high retention rates. The remaining balance of revenue is derived from instrument sales.

Our instruments are mainly provided to customers under cash sales or OTL arrangements. Our OTLs are provided under bundled lease arrangements, in which our customers pay a monthly amount for the equipment, consumable supplies (including reagent test kits), and service. Our OTL arrangements primarily take the form of what are known as “reagent rentals” where an instrument is placed at a customer location and the customer commits to purchase a certain minimum volume of reagents annually. We also enter into “metered” contracts with customers where the instrument is placed at a customer location with a stock of reagents and the customer is billed monthly based on actual reagent usage.

On February 6, 2011, the Company, Danaher Corporation, a Delaware corporation (“Danaher”), and Djanet Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Danaher (“Purchaser”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Danaher, through the Purchaser, commenced an offer (the “Offer”) to acquire all of the outstanding shares of the Company’s common stock, par value $0.10 per share, (the “Shares”) for $83.50 per share in cash, without interest (the “Offer Price”). The Offer is scheduled to expire at 12:00 midnight, New York City time, at the end of June 6, 2011, unless further extended.

Completion of the Offer is subject to several conditions, including (i) that a majority of the Shares outstanding (determined on a fully diluted basis) be validly tendered and not validly withdrawn prior to the expiration of the Offer; (ii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”) and the receipt of other required government approvals; (iii) the absence of a material adverse effect on the Company and (iv) certain other customary conditions. On March 9, 2011, we announced that we received notification of early termination of the waiting period under the HSR Act.

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

Subject to the conditions set forth in the Merger Agreement and in the Offer, the Merger is expected to be completed in the first half of 2011. See “Risk Factors” in Item 1A of this Form 10-Q. All forward-looking statements in this Form 10-Q do not take into account the impact of, or give any effect to, the pending transaction with Danaher.

Strategic Initiatives

Our core strategy is to simplify, automate and innovate biomedical testing processes. Our primary strategic initiatives for 2011 focus on improving and enhancing quality in all core aspects, including our quality system, our product quality and our service quality. In addition, our strategic initiatives for 2011 include the following:

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

•

As part of the process for obtaining updated 510(k) clearances, we are required to perform clinical trials for the troponin test. We completed the review of the clinical study design with FDA in late May 2010. Subsequently, we identified and entered into agreements with enrollment sites that met the requirements for patient recruitment. Study execution, has been underway since late 2010 and we have accumulated the targeted number of enrolled patients and suspected myocardial infarctions. We currently anticipate submitting two separate 510(k) submissions for our troponin test in the third quarter of 2011– one for Access instruments and one for DxI instruments. The actual timing of these submissions will depend on the impact of the previously disclosed thermal sensitivity issue on the clinical trials as well as our ability to achieve expected trial results and actions required in connection with our ongoing compliance and quality system improvement initiative.

As previously reported, in early 2010, we initiated a compliance and quality system improvement initiative. As part of this initiative, we undertook improvements to certain products, including our sensor based tests used for sodium testing and for glucose testing on our DxC and LX chemistry systems. The improvements to our sodium testing included providing customers with directions for performing additional cleaning procedures and initiation of a comprehensive service plan intended to ensure that the systems are performing optimally. To address the performance issues with our glucose testing, we made changes to the software and redesigned some of the systems covers. We expect these actions to be fully implemented by mid-2011, and plan to continue looking for additional ways to improve the performance of these tests.

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

In addition, in light of our discussions with FDA regarding the agency’s belief that we failed to obtain appropriate clearances for modifications made to our AccuTnI troponin test, we have initiated a review of other product modifications where a decision was made not to seek clearance or approval from FDA. This review is expected to continue through 2011 and potentially into 2012. During this review, we may identify other products for which additional clearance or approval may be needed. We intend to discuss the results of this review with FDA to ensure that appropriate clearances and approvals have been obtained for all products.

We are also continuing to evaluate our internal processes and procedures regarding quality systems and product quality matters. We have identified corrections and corrective actions needed as part of that process, and it is possible that other products could be impacted resulting in corrective actions that might adversely affect our operating results. See “Risk Factors- We are subject to various federal, state, local and foreign regulations, and compliance with these laws or any new laws or regulations could cause us to incur substantial costs and adversely affect our business and results of operations” in Item 1A of this Form 10-Q.

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

Both our accounting policies and estimates are essential in understanding MD&A and results of operations. We describe our significant accounting policies in Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition, we discuss our critical accounting estimates in MD&A in our Annual Report on Form 10-K for the year ended December 31, 2010. There were no significant changes in our accounting policies or estimates since the end of 2010.

Results of Operations

We measure our business on the basis of two reportable segments – Clinical Diagnostics and Life Science. The Clinical Diagnostics segment represents approximately 90% of our consolidated revenue and includes products used to evaluate and analyze bodily fluids, cells and other patient samples. The three product areas within Clinical Diagnostics are chemistry and clinical automation, cellular analysis and immunoassay and molecular diagnostics. Our Life Science segment includes systems used for disease research performed in academic centers and therapeutic research performed by biopharmaceutical companies.

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

Following is a summary of key first quarter 2011 financial and nonfinancial information compared to the prior year’s same period:

•

Recurring revenue of $751.4 million, increased by $20.1 million. We experienced growth in recurring revenue of 1.7% in constant currency, lower than previous periods, as such growth rate was negatively impacted by the continuing trend of depressed healthcare utilization rates in the United States and continuing austerity measures in Europe as a result of the general softness in the global economy;

•

Instrument sales of $144.0 million decreased by $5.8 million from 2010. Sales of life science instruments decreased as a result of weak demand due to economic conditions, pressure on pricing and particularly less government spending in international pharmaceutical research and development (“R&D”) markets;

•

Incremental cost of sales of $30.1 million related to our product quality improvement initiatives and $14.1 million in out-of-period costs related to inventory adjustments for prior periods. The incremental costs are expected to substantially diminish as the quality improvement initiatives are completed through the end of 2011 and first half of 2012.

•

Reported operating income of $30.6 million decreased by $49.3 million largely as a result of the incremental cost of sales increase and out-of-period inventory adjustments discussed above. The increased cost of sales was partially offset by a decrease in R&D costs and restructuring and acquisition related costs;

•

Capital expenditures in 2011 and 2010 were $13.7 million and $34.3 million for property, plant and equipment, respectively, and $42.5 million and $36.9 million for customer leased instruments on OTLs, respectively.

Recurring revenue, which we believe is the best indicator of our business’ overall strength, grew 2.7% (1.7% in constant currency) during the first quarter of 2011. The recurring revenue growth was primarily driven by continued growth in our automated immunoassay products in Emerging Markets and Asia Pacific, offset by weakness in the U.S. and in Europe. We expect our gains in recurring revenue, which represents approximately 84% of our total revenue, to provide a predictable source of earnings expansion and cash flow. Recurring revenue allows us to generate substantial operating cash flows, which we use to facilitate growth in our business by developing, marketing and launching new products through internal development and business and technology acquisitions, licenses and alliances.

Operating income decreased as a result of an increase in cost of sales due to additional costs incurred for our compliance and quality system improvement initiatives, $14.1 million in cost of sales related to prior periods (which were not material to prior periods), additional selling costs incurred as a result of infrastructure to support our growth in Asia Pacific, and increased costs associated with customer retention efforts.

Non-operating expense increased slightly during the first quarter of 2011 compared to 2010 as a result of an increase in interest expense and an increase in currency exchange losses due to a weakening dollar against the Euro and other foreign currencies.

Our effective tax rate decreased to a 47.1% benefit from a 32.6% expense during the first quarter of 2010, due primarily to favorable discrete items in the first quarter of 2011 compared to a reduction of a deferred tax asset in the first quarter 2010 related to Medicare drug subsidies.

Revenue

The following table compares revenue type, segment and geography for the quarters ended March 31, 2011 and 2010 (dollar amounts in millions):

	*Quarter Ended March 31,		Reported Growth %	Constant Currency Growth % (a)
	2011	2010
Total revenue:
Recurring revenue – supplies, service and lease payments	$751.4	$731.3	2.7%	1.7%
Instrument sales	144.0	149.8	(3.9)%	(5.4)%

Total revenue	895.4	881.1	1.6%	0.5%

Segment revenue:
Clinical Diagnostics:
Chemistry and Clinical Automation	326.7	323.0	1.1%	0.3%
Cellular Analysis	248.2	239.1	3.8%	2.3%
Immunoassay and Molecular Diagnostics	226.7	213.7	6.1%	5.0%

Total Clinical Diagnostics	801.6	775.8	3.3%	2.2%
Life Science	93.9	105.3	(10.9)%	(12.3)%

Total revenue	$895.4	$881.1	1.6%	0.5%

Revenue by geography:
United States	$387.6	$402.1	(3.6)%	(3.6)%
Europe	197.0	205.6	(4.2)%	(3.2)%
Emerging Markets (b)	74.5	71.6	4.0%	2.6%
Asia Pacific	174.2	149.3	16.7%	11.2%
Other (c)	62.2	52.5	18.5%	12.6%

Total revenue	$895.4	$881.1	1.6%	0.5%

*	Amounts in table above may not foot or recalculate due to rounding.
(a)	Constant currency growth is not a U.S. GAAP defined measure of revenue growth.
(b)	Emerging Markets includes Eastern Europe, Russia, Middle East, Africa and India.
(c)	Other includes Canada and Latin America.

Recurring revenue increased 2.7% (1.7% in constant currency) during the quarter ended March 31, 2011 in comparison to the same period in the prior year. Growth in automated immunoassay in both Asia Pacific and Emerging Markets as well as continued growth in cellular analysis contributed to the increase. The increases in these product areas were offset by declines in immunoassay and molecular diagnostics in the U.S. Recurring revenue, which we believe is the best indicator of the overall strength of our business, represented 83.9% of our total revenue during the quarter.

Instrument sales decreased by 3.9% (5.4% in constant currency) to $144.0 million during the quarter ended March 31, 2011, as a result of the constrained economic environment which particularly impacted sales to life science customers. In developed markets, hospitals continue to be cautious with their capital spending in the current economic environment and are more frequently choosing OTLs over capital purchases.

Clinical Diagnostics

Clinical Diagnostics revenue increased by 3.3% (2.2% in constant currency) in the quarter ended March 31, 2011 when compared to the same period in 2010, primarily as a result of organic growth in recurring revenue in automated immunoassay and flow cytometry. Recurring revenue growth largely reflects an expanding installed base, particularly in Asia Pacific and other emerging markets, and increased test kit utilization. This growth is partially offset by a decline in revenue in developed markets, including Europe and the U.S due to a decrease in healthcare utilization.

Revenue by Product Area – Clinical Diagnostics

Chemistry and Clinical Automation

Revenue from chemistry and clinical automation increased by 1.1% (0.3% in constant currency) for the quarter ended March 31, 2011 compared to the same period in 2010. Clinical automation sales were up in part due to growth in Asia Pacific offset by weakness in Europe and the U.S. While clinical automation can be sold as part of an OTL, automation sales are often associated with other capital projects within a hospital, such as facility build-outs. Therefore, automation tends to be a product area within Clinical Diagnostics that is more sensitive to restricted capital spending trends.

Cellular Analysis

Revenue from cellular analysis increased 3.8% (2.3% in constant currency) for the quarter ended March 31, 2011 as compared to the same period in 2010. The growth was driven by an increase in instrument sales in hematology and recurring revenue growth in hemostasis and flow cytometry.

Immunoassay and Molecular Diagnostics

Revenue in immunoassay and molecular diagnostics increased by 6.1% (5.0% in constant currency) for the quarter ended March 31, 2011 when compared to the same period in the prior year. The growth was primarily from a 9.2% increase in automated immunoassay recurring revenue, particularly in Asia Pacific and Emerging Markets offset by a decrease in the U.S.

Life Science

Revenue from our Life Science products decreased by 10.9% (12.3% in constant currency) for the quarter ended March 31, 2011 as compared to the prior year period. Instrument sales were weak across all geographies due to customers continuing to be cautious with their capital spending in the current economic environment and lower levels of stimulus spending by governments.

Revenue by Major Geography

Overall, revenue in the U.S. decreased 3.6% for the quarter ended March 31, 2011 versus the quarter ended March 31, 2010. The current economic environment has contributed to the lower revenue growth. Healthcare utilization has decreased with physician office visits down 5% in comparison to prior year which has impacted laboratory testing volumes. Physician office visits continue to be weak in the first quarter despite weak comparisons in 2010, mainly due to the continuing impact of loss of COBRA coverage and higher deductibles and copays. Recurring revenue was also constrained in the U.S. by the limitations on expanding our customer base due to our inability to provide our troponin test to new customers and by quality issues described previously.

Revenue in Europe decreased by 4.2% (3.2% in constant currency) for the quarter ended March 31, 2011 versus the same period in 2010 due to a decrease in chemistry and Life Science revenues. The main contributor to the decrease was a result of reduced spending by pharmaceutical companies and governments for Life Science research.

Revenue from Emerging Markets increased by 4.0% (2.6% in constant currency) for the quarter ended March 31, 2011 versus the same period in 2010, primarily from recurring revenue growth in automated immunoassay and cellular, due in part to efforts to expand the installed base of instruments and stronger demand in India, Russia, and Africa.

Sales in Asia Pacific increased by 16.7% (11.2% in constant currency) for the quarter ended March 31, 2011 versus the same period in 2010. The increase was primarily due to an increase in recurring revenue from an expanded installed base particularly in our immunoassay and molecular diagnostics product area. China led robust growth in Asia Pacific, up more than 22% for the quarter. However, Japan sales were lower due to reduced government spending on Life Science research. The recent earthquake and tsunami in Japan had minimal effect on revenue in the first quarter 2011. However, production of our AU chemistry and PKK immunohematology instruments in our Mishima Japan plant has been impacted by the disaster with an expectation that we will not be back to full production until the third quarter of 2011.

Cost of Sales

	Quarter Ended
	March 31, 2011	March 31, 2010	Percent Change
(in millions)
Cost of recurring revenue	$397.1	$354.5	12.0%
As a percentage of recurring revenue	52.8%	48.5%	4.3%

Cost of instrument sales	$135.8	$121.6	11.7%
As a percentage of instrument sales	94.3%	81.2%	13.1%

	Quarter Ended
	March 31, 2011	March 31, 2010	Percent Change
Total cost of sales	$532.9	$476.1	11.9%
As a percentage of total revenue	59.5%	54.0%	5.5%

Cost of sales increased 11.9% during the quarter ended March 31, 2011 as compared to the corresponding prior year period only partially related to the overall revenue increase of 1.6%. Cost of sales was negatively impacted by $14.4 million in service costs, $7.5 million of warranty expense, and higher line engineering costs of $8.2 million due to the ongoing product quality improvement initiatives in 2011. Additionally, we recorded an out-of-period adjustment to increase cost of sales by $14.1 million to correct for the understatement of cost of sales in prior periods associated with inventory. The impact on previously issued annual and interim financial statements was not material. Cost of sales was further impacted by increased costs associated with customer retention efforts. In summary, the first quarter included incremental cost of sales of $30.1 million related to our product quality improvement initiatives and $14.1 million in out-of-period costs related to inventory adjustments for prior periods. The incremental costs are expected to substantially diminish as the quality improvement initiatives are completed through the end of 2011 and first half of 2012.

Operating Expenses

Selling, General and Administrative

	Quarter Ended
	March 31, 2011	March 31, 2010	Percent Change
(in millions)
Selling, general and administrative	$243.1	$222.9	9.1%
As a percentage of total revenue	27.2%	25.3%	1.9%

Selling, general and administrative (“SG&A”) expense for the quarter ended March 31, 2011 increased by $20.2 million compared to the first quarter of 2010, primarily due to increased spending on selling and marketing activities to support our revenue growth, an additional $7.8 million related to quality system improvement initiatives that began in 2010 and $6.4 million due to additional incentive compensation and merit increases. Selling expenses also increased due to added infrastructure to support growth in Asia Pacific.

Research and Development

	Quarter Ended
	March 31, 2011	March 31, 2010	Percent Change
(in millions)
Research and development	$61.5	$70.1	(12.3)%
As a percentage of total revenue	6.9%	8.0%	(1.1)%

The decrease in R&D of $8.6 million for the quarter ended March 31, 2011 was primarily due to a reduction in R&D spending as technical resources were shifted to improve quality on current products and charged to cost of sales instead of R&D.

	Quarter Ended
	March 31, 2011	March 31, 2010	Percent Change
(in millions)
Amortization of intangibles	$14.0	$13.9	0.7%
Restructuring and acquisition related costs	$13.3	$18.2	(26.9)%

Amortization of intangibles

Amortization of intangibles increased by $0.1 million during the first quarter of 2011. Amortization of intangible assets is related primarily to assets for acquired technology, customer and dealer relationships.

Restructuring and Acquisition Related Costs

We incurred acquisition related costs of $14.8 million for investment banking and legal costs associated with the Merger Agreement with Danaher that was signed in February 2011. This was offset by a reversal of $1.5 million associated with restructure accruals previously recorded. We incurred $18.2 million during the quarter ended March 31, 2010 related to our restructuring and integration initiatives. The majority of the restructuring and acquisition related costs incurred during the first quarter of 2010 related to costs to integrate the Olympus acquisition.

Operating Income

Management evaluates business segment performance based on revenue and operating income exclusive of certain adjustments, which are not allocated to our segments for performance assessment by our chief operating decision maker. The following table presents operating income for each reportable segment for the quarter ended March 31, 2011 and 2010 and a reconciliation of our segment operating income to consolidated earnings before income taxes (dollar amounts in millions):

	Quarter Ended March 31,
	2011	2010
Operating income:
Clinical Diagnostics	$121.8	$142.6
Life Science	9.0	18.9

Total segment operating income	130.8	161.5
Unallocated corporate overhead and other costs	(81.2)	(57.9)
Restructuring and acquisition related costs	(13.3)	(18.2)
Olympus intangibles asset amortization related to Clinical Diagnostics	(5.7)	(5.5)

Total operating income	30.6	79.9

Non-operating (income) expense:
Interest income	(1.9)	(1.3)
Interest expense	25.1	24.1
Other	0.4	(0.3)

Total non-operating expense	23.6	22.5

Earnings before income taxes	$7.0	$57.5

*	Amounts may not foot due to rounding

The decrease in operating income generated from the Clinical Diagnostics and Life Science segments is primarily due to current economic conditions, the costs of remediating our quality issues, and weak demand within the industry.

Non-Operating (Income) Expense

	Quarter Ended March 31,
	2011	2010	Percent Change
(in millions)
Interest income	$(1.9)	$(1.3)	46.2%
Interest expense	25.1	24.1	4.1%
Other non-operating expense (income)	0.4	(0.3)	>(100.0)%

Other non-operating expense increased by $0.7 million over the prior year quarter as a result of currency transaction exchange losses as a result of a weakening dollar against the Euro and other foreign currencies.

Income Tax

At the end of each interim reporting period, an estimate is made of the effective income tax rate expected to be applicable for the full year. The effective income tax rate determined is used to provide for income taxes on a year-to-date basis. The tax effect of any tax law changes and certain other discrete events are reflected in the period in which they occur.

The effective tax rate for the quarters ended March 31, 2011 and 2010 was a benefit of 47.1% and an expense of 32.6%, respectively. The difference in tax rates is primarily attributable to favorable tax discrete items in the first quarter 2011, related primarily to the effects of statutes of limitations expiring in an international subsidiary and recognition of state deferred taxes for the effect of federal bonus depreciation on state taxes, compared to the unfavorable discrete item for a reduction of a deferred tax asset in the first quarter 2010 related to Medicare drug subsidies.

Our effective tax rate for the full year 2011 could be impacted by a number of factors such as new tax laws, interpretations of existing tax laws, rulings by and settlements with taxing authorities, expiration of the statute of limitations for open years, our use of tax credits and our geographic profit mix. We expect our effective tax rate for the year to be approximately 23% compared to 25.3% for 2010. The decrease in tax rate is primarily attributable to the absence in 2011 of the reduction of a deferred tax asset related to Medicare drug subsidies which occurred in the first quarter 2010, partially offset by lower foreign tax credits in 2011 than in 2010.

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

•	Invest in additional customer leased equipment which will remain on our balance sheet.

•	Make pension and postretirement plan contributions of $32.4 million,

•	Pay the cash settlement portion of the conversion obligations for our convertible notes that are duly converted, and

•	Repurchase our notes.

On March 13, 2011 we paid a quarterly dividend of $0.19 per share to stockholders of record on March 3, 2011. We do not expect to pay any further dividend payments in accordance with the Danaher Merger Agreement entered into on February 6, 2011.

We expect payments associated with the environmental clean up of our Fullerton facility to become more significant in 2011 and beyond. Proceeds from the potential sale of the Fullerton facility are not anticipated in the near term.

We expect to retire $235.0 million of 6.875% unsecured Senior Notes due November 15, 2011 with available cash in 2011.

We have $600.0 million of 2.50% unsecured Convertible Senior Notes due December 15, 2036 outstanding. Upon consummation of the Danaher Offer, the Company will be required to make an offer to purchase the outstanding Convertible Senior Notes at a date specified by the Company under the applicable indenture (the “Repurchase Date”) at a price equal to 100% of the principal amount of such notes plus any interest accrued but unpaid on such Repurchase Date. Furthermore, in connection with Offer, the Convertible Senior Notes have become convertible until the Repurchase Date, with the conversion obligation to be settled in cash and, if applicable, shares of the Company’s stock. We expect to use existing cash on hand to settle or repurchase the Convertible Senior Notes. If necessary, we will utilize our existing lines of credit to supplement our existing cash on hand.

Following is a summary of our cash flow from operating, investing and financing activities, as reflected in our Condensed Consolidated Statements of Cash Flows (in millions):

	Quarter Ended March 31,
	2011	2010
Cash provided by (used in):
Operating activities	$75.1	$98.2
Investing activities	94.6	(88.8)
Financing activities	26.8	3.1
Effect of exchange rates on cash and cash equivalents	12.1	(4.8)

Change in cash and cash equivalents	$208.6	$7.7

Cash provided by operating activities for the first quarter of 2011 decreased by $23.1 million due primarily to the decrease in net earnings and the payment of $9.0 million related to investment banking expenses associated with the Danaher Offer. Cash provided by investing activities was $94.6 million in the first quarter of 2011, compared with cash used in investing activities of $88.8 million in the same period of 2010. The increase in cash provided by investing activities is due to proceeds received from the sale of investments and a reduction in spending for property plant and equipment.

Cash flows provided by financing activities increased by $23.7 million compared to the same period in the prior year due primarily to our increase in proceeds from issuance of stock of $14.1 million in 2011 and no repurchases of common stock.

Financing Arrangements

At March 31, 2011 $191.1 million of unused, uncommitted, short-term lines of credit were available to our subsidiaries outside the U.S. at various interest rates. In the U.S., $40.0 million in unused, uncommitted, short-term lines of credit at prevailing market rates were available, excluding the accounts receivable securitization program described below.

At March 31, 2011, we also had $22.8 million of letters of credit outstanding with availability to issue an additional $8.2 million of letters of credit.

Our wholly owned subsidiary, Beckman Coulter Finance Company, LLC (“BCFC”), a Delaware limited liability company, had previously entered into an accounts receivable securitization program with several financial institutions. The securitization facility was on a 364-day revolving basis. As part of the securitization program, we had transferred our interest in a defined pool of accounts receivable to BCFC. In turn, BCFC had sold an ownership interest in the underlying receivables to the multi-seller conduits administered by a third party bank. Sale of receivables under the program was accounted for as a secured borrowing. On April 13, 2011, we voluntarily terminated the securitization program and the underlying facility. We did not have any amounts drawn on the facility on the date of the termination.

We entered into an Amended and Restated Credit Agreement, dated December 28, 2009 (the “Credit Facility”), with a maturity date of May 2012. The Credit Facility provides us with a $350.0 million revolving line of credit, which may be increased in $50.0 million increments up to a maximum line of credit of $450.0 million. In connection with the Credit Facility, we incurred issuance costs of $5.3 million which are being amortized over the term of the Credit Facility. Interest on advances is determined using formulas specified in the agreement, generally, an approximation of LIBOR plus 2.25% to 2.875% margin with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating. We also must pay a facility fee of 0.50% per annum on the aggregate average daily amount of each lender’s commitment with the precise margin determinable based on our long-term senior unsecured non-credit-enhanced debt rating. At March 31, 2011 no amounts were outstanding under the Credit Facility.

We entered into Waiver No. 1, effective February 6, 2011, and Extension to Waiver No. 1, effective April 18, 2011, to the Credit Facility pursuant to which the requisite lenders under the Credit Facility (i) permanently waived any event of default under the Credit Facility resulting from our entry into the Merger Agreement with Danaher and Purchaser and (ii) temporarily waived until the earlier of June 30, 2011 and one business day after the date of the consummation of the proposed merger with Purchaser any event of default under the Credit Facility that may result from (x) any acquisition of less than 100% of our outstanding shares by Purchaser or Danaher or (y) any change in the composition of our board of directors.

In December 2006, we issued $600.0 million aggregate principal amount of 2.50% unsecured convertible senior notes due 2036 (the “Convertible Notes”). Upon consummation of the Offer, the Company will be required to make an offer to purchase the outstanding Convertible Notes at a date specified by the Company under the applicable indenture (the “Repurchase Date”) at a price equal to 100% of the principal amount of such notes plus any interest accrued but unpaid on such Repurchase Date. Furthermore, in connection with Offer, the Convertible Senior Notes are convertible from 30 trading days prior to the anticipated closing date of the Offer until the Repurchase Date, with the conversion obligation to be settled in cash and, if applicable, shares of the common stock. As a result, the Convertible Notes are classified as current maturities of long-term debt as of March 31, 2011. With respect to any Convertible Notes that are converted or repurchased, we expect to use our available cash and available credit to fund any cash settlement obligation that becomes due prior to the consummation of the pending transaction with Danaher.

Recent Accounting Developments

See Note 1, “Nature of Business and Summary of Significant Accounting Policies,” of the Notes to the Condensed Consolidated Financial Statements in this filing for a description of recently adopted accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Except as noted below, there have been no significant changes in our market risk exposures from the amounts and descriptions disclosed therein.

We have significant foreign currency exposures related to the Euro, Japanese yen, Australian dollar, British Pound Sterling and Canadian dollar. As of March 31, 2011 and December 31, 2010, the notional amounts of all derivative foreign exchange contracts were $391.5 million and $483.1 million, respectively. Notional amounts are stated in U.S. dollar equivalents at the spot exchange rate at the respective dates. The net fair values of all derivative foreign exchange contracts as of March 31, 2011 and December 31, 2010 resulted in the recognition of a net liability of $4.3 million and a net asset of $2.8 million. We estimated the sensitivity of the fair value of all derivative foreign exchange contracts to a hypothetical 10% strengthening and 10% weakening of the spot exchange rates for the U.S. dollar against the foreign currencies at March 31, 2011. The analysis showed that a 10% strengthening of the U.S. dollar would result in a gain from a fair value change of $13.7 million and a 10% weakening of the U.S. dollar would result in a loss from a fair value change of $15.7 million in these instruments. Losses and gains on the underlying hedged transactions would largely offset any gains and losses on the fair value of the derivative contracts. These offsetting gains and losses are not reflected in the above analysis. Significant foreign currency exposures at March 31, 2011 were not materially different than those at December 31, 2010.

Additional information with respect to our foreign currency and interest rate exposures is discussed in Note 4 “Derivatives”and Note 5, “Fair Value Measurements” of the Notes to Condensed Consolidated Financial Statements included in Part I “Financial Information,” Item 1 “Financial Statements” of this filing.

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

Beckman Coulter, Danaher and Djanet Acquisition Corp., a Delaware corporation and an indirect wholly-owned subsidiary of Danaher (“Purchaser”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Danaher, through the Purchaser, commenced an offer (the “Offer”) to acquire all of the outstanding shares of our common stock, par value $0.10 per share, for $83.50 per share in cash, without interest. The consummation of the transaction is subject to several conditions, including regulatory approvals.

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

Our customers and our business have been negatively impacted by a material softness in global economic conditions, including high unemployment rates, lower healthcare utilization rates by patients and budgeting constraints by government entities. Such economic conditions may continue, and we are unable to predict the strength and duration of any economic recovery. Continuing softness in economic conditions or slow economic recovery may adversely impact our customers and our business resulting in reduced healthcare utilization rates by patients, reduced reimbursement rates by government agencies to our customers, reduced demand for our products, and increased price pressure for our products and services.

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

As we have previously disclosed in other filings, we are currently working to obtain updated product 510(k) clearances for our troponin test kits available on our Dxl and Access immunoassay instruments. Our ability to obtain in a timely manner any necessary 510(k) clearances for troponin or any of our other applicable products will depend on many factors, including our ability to identify and locate qualified test sites, recruit patients meeting the necessary criteria, and obtain the necessary trial results. Therefore, we can provide no assurance that the necessary clearance or approvals will be obtained within the timeframe anticipated, if at all.

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

On March 11, 2011, a magnitude 9.0 earthquake and tsunami occurred in the northeast region of Japan, resulting in numerous casualties and extensive damage throughout the region. As a result of the disasters, nuclear power plants were damaged causing radiation leakage and an evacuation zone to be established near the Fukushima power plant. Furthermore, as a result of the disasters, power supply throughout Japan has been interrupted at various times. The Company maintains commercial operations in Japan, a manufacturing plant in Mishima, a city near Tokyo, and arrangements with third-party manufacturers in Japan for the supply of parts for certain of our products. Although, the recent earthquake, tsunami and radiation leakage in Japan had minimal effect on our revenues in the first quarter of 2011, these events have impacted our sales operations and manufacturing capabilities and the supply of parts for certain of our products from third-party manufacturers in Japan. As a result, we can provide no assurances that the recent disasters in Japan will not have an adverse material impact on demand for our products in Japan, our ability to manufacture of our products, and our financial condition and operating results in future periods.

We are subject to risks associated with our global operations.

We are a global business that generates approximately 57% of our total revenue outside the United States. This subjects us to a number of risks, including international economic, political and labor conditions, tax laws (including U.S. taxes on foreign subsidiaries), increased financial accounting and reporting burdens and complexities, unexpected changes in, or impositions of, legislative or regulatory requirements, failure of laws to protect our intellectual property rights adequately, inadequate local infrastructure and difficulties in managing and staffing international operations, delays resulting from difficulty in obtaining export licenses for certain technology, tariffs, quotas and other trade barriers and restrictions, transportation delays, operating in locations with a higher incidence of corruption and fraudulent business practices; and other factors beyond our control, including terrorism, war, natural disasters and diseases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through 31, 2011	44,524	$74.40	—	—
February 1 through 28, 2011	577	75.40	—	—
March 1 through 31, 2011	584	68.67	—	—

Total	45,685	$74.52	—	—

45,685 of the shares purchased are attributable to shares surrendered to us by employees in payment of tax obligations related to the vesting of restricted stock.

Item 6. Exhibits

A list of exhibits filed with this Form 10-Q is set forth in the Exhibit Index and is incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BECKMAN COULTER, INC.
(Registrant)

Date: May 10, 2011	By	/s/ J. Robert Hurley
J. Robert Hurley
President and Chief Executive Officer

Date: May 10, 2011	By	/s/ Charles P. Slacik
Charles P. Slacik
Senior Vice President & Chief Financial Officer

Date: May 10, 2011	By	/s/ Carolyn D. Beaver
Carolyn D. Beaver
Corporate Vice President, Controller and Chief Accounting Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of February 6, 2011, by and among Danaher Corporation, Djanet Acquisition Corp. and Beckman Coulter, Inc. (incorporated by reference to Exhibit 2.1 to Beckman Coulter, Inc.’s Current Report on Form 8-K filed on February 10, 2011)

10.1	Waiver, dated February 15, 2011, by and among Beckman Coulter, Inc., Beckman Coulter Finance Company, LLC, Jupiter Securitization Company LLC, and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to Beckman Coulter, Inc.’s Current Report on Form 8-K filed on February 22, 2011)

10.2	Waiver No. 1 to the Amended And Restated Credit Agreement, dated February 6, 2011, by and among Beckman Coulter, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A., Citibank, N.A., Banc of America Securities, LLC, J.P. Morgan Securities Inc., Citigroup Global Markets Inc., and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to Beckman Coulter, Inc.’s Current Report on Form 8-K filed on February 22, 2011)

15.1	Report of Independent Registered Public Accounting Firm

15.2	Letter of Acknowledgement of Use of Report on Unaudited Interim Financial Information dated May 10, 2011

31	Rule 13a-14(a)/15d-14(a) Certification

32*	Section 1350 Certification

101*	The following financial statements are from Beckman Coulter, Inc.’s Report on Form 10-Q for the Quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Condensed Consolidated Statements of Earnings; (ii) Unaudited Condensed Consolidated Balance Sheets; (iii) Unaudited Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

*	Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.